Form 10-K/A
period 2000-12-31
RIGEL PHARMACEUTICALS INC
filed 2001-04-24
CIK 1034842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

    We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 30, 2001, for the sole purpose of providing information required by Part III, Item 10 of Form 10-K, and Item 405 of Regulation S-K, under the caption, "Compliance with Section 16(a) of the Exchange Act." This information is set forth below.

Compliance with Section 16(a) of the Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on April 24, 2001.

RIGEL PHARMACEUTICALS, INC.
By:	/s/ JAMES M. GOWER James M. Gower Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. GOWER James M. Gower	President, Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2001
* Brian C. Cunningham	Senior Vice President, Chief Financial Officer, Chief Operating Officer and Secretary (Principal Finance and Accounting Officer)	April 24, 2001
* Donald G. Payan	Executive Vice President, Chief Scientific Officer and Director	April 24, 2001
* Jean Deleage	Director	April 24, 2001
* Alan D. Frazier	Director	April 24, 2001
* Walter H. Moos	Director	April 24, 2001
* Stephen A. Sherwin	Director	April 24, 2001
* Thomas S. Volpe	Director	April 24, 2001

*By James M. Gower as Attorney-in-Fact

65

QuickLinks

SIGNATURES