Form 10-Q
period 2001-03-31
RIGEL PHARMACEUTICALS INC
filed 2001-05-14
CIK 1034842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO              .

Commission File Number 0-29889

Rigel Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3248524 (I.R.S. Employer Identification No.)
240 East Grand Avenue South San Francisco, CA (Address of principal executive offices)	94080 (Zip Code)

(650) 624-1100
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 1, 2001, there were 36,958,450 shares of the Registrant's common stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2001

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets—March 31, 2001 and December 31, 2000	2
	Statements of Operations—three months ended March 31, 2001 and 2000	3
	Statements of Cash Flows—three months ended March 31, 2001 and 2000	4
	Notes to Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
PART II	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	22
Item 6.	Exhibits and Reports on Form 8-K	22
Signatures		23

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Rigel Pharmaceuticals, Inc.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2001	December 31, 2000(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,143	$49,030
Available for sale securities	25,409	3,964
Accounts receivable	1,520	663
Prepaid expenses and other current assets	1,248	1,026

Total current assets	49,320	54,683
Property and equipment, net	9,836	9,338
Other assets	241	241

	$59,397	$64,262

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,258	$1,314
Accrued compensation	823	724
Accrued liabilities	427	696
Deferred revenue	2,153	2,370
Capital lease obligations	3,011	2,952

Total current liabilities	7,672	8,056
Capital lease obligations	5,387	5,761
Long-term portion of deferred revenue	360	400
Other long-term liabilities	1,123	1,035
Commitments
Stockholders' equity:
Common stock, $0001 par value; 100,000,000 shares authorized; 36,901,078 and 36,804,186 shares issued and outstanding on March 31, 2001 and December 31, 2000, respectively	37	37
Additional paid-in capital	107,888	108,742
Deferred stock compensation	(4,988)	(5,792)
Accumulated other comprehensive income	57	2
Accumulated deficit	(58,139)	(53,979)

Total stockholders' equity	44,855	49,010

	$59,397	$64,262

(1)
The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Rigel Pharmaceuticals, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000
	(unaudited)	(unaudited)
Revenues:
Contract revenues from collaborations	$3,194	$3,648
Costs and expenses:
Research and development (See Note A)	5,977	9,960
General and administrative (See Note A)	1,961	1,595

	7,938	11,555

Loss from operations	(4,744)	(7,907)
Interest income	699	215
Interest expense	(115)	(221)

Net loss	$(4,160)	$(7,913)
Deemed dividend to Series E preferred stockholders	—	(10,033)

Net loss allocable to common stockholders	$(4,160)	$(17,946)

Net loss per share, basic and diluted	$(0.11)	$(4.60)

Weighted average shares used in computing net loss per common share, basic and diluted	36,901	3,904

Note A:

Includes charges for stock-based compensation as follows:

Research and development	$(314)	$4,347
General and administrative	218	192

	$(96)	$4,539

See accompanying notes.

Rigel Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2001	2000
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(4,160)	$(7,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	817	593
Amortization of deferred stock compensation	1,089	1,299
Noncash stock compensation	(1,185)	3,241
Issuances of equity instruments for noncash benefits	—	1,400
Changes in assets and liabilities:
Accounts receivable	(857)	1,466
Prepaid expenses and other current assets	(222)	(24)
Other assets	—	10
Accounts payable	(56)	168
Accrued compensation	99	22
Accrued liabilities	(269)	(961)
Deferred revenue	(257)	(648)
Other long-term liabilities	88	144

Net cash used in operating activities	(4,913)	(1,203)

Investing activities:
Purchase of available-for-sale securities	(25,355)	—
Maturities of available-for-sale securities	3,965	—
Capital expenditures	(1,315)	(451)

Net cash used in investing activities	(22,705)	(451)

Financing activities:
Proceeds from capital lease financing	581	391
Principal payments on capital lease obligations	(896)	(525)
Net proceeds from issuances of common stock	46	189
Net proceeds from issuances of convertible preferred stock	—	15,264

Net cash provided by (used in) financing activities	(269)	15,319

Net increase (decrease) in cash and cash equivalents	(27,887)	13,665
Cash and cash equivalents at beginning of period	49,030	5,836

Cash and cash equivalents at end of period	$21,143	$19,501

See accompanying notes.

Rigel Pharmaceuticals, Inc.
Notes to Financial Statements
(unaudited)

1.  Nature of operations

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

    On December 4, 2000, the Company completed its initial public offering of shares of common stock at $7.00 per share, and all outstanding shares of preferred stock were converted into 24,895,957 shares of common stock. In connection with the initial public offering, the Company amended its certificate of incorporation to decrease the number of authorized shares of preferred stock to 10,000,000 and increase the number of authorized shares of common stock to 100,000,000.

2.  Basis of presentation

    The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at March 31, 2001 and the Company's results of operations for the three-month periods ended March 31, 2001 and 2000 have been included. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

    The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for complete financial statement.

    These financial statements and the notes accompanying them should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000. Stockholders are encouraged to review the Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business. Copies of the Form 10-K are available from the Company upon request.

    Comprehensive income did not materially differ from the net income as reported.

3.  Net loss per share

    Net loss per share has been computed according to the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities.

    The Company's preferred stock converted into common stock upon the closing of the Company's initial public offering in December 2000. For informational purposes, the following unaudited pro forma net loss per share data reflects the assumed conversion of the Company's preferred stock into common stock at the beginning of each of the following years (in thousands except per share information):

	Three months ended March 31,
	2001	2000
Net loss to common stockholders	$(4,160)	$(17,946)
Weighted-average shares of common stock outstanding	36,901	3,904
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock	—	23,736

Total weighted average shares outstanding pro forma	36,901	27,640
Basic and diluted pro forma loss per share	$(0.11)	$(0.65)

4.  Revenue recognition

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

5.  Deemed Dividend

    In February 2000, the Company completed a private placement of 2,508,330 shares of Series E preferred stock at $6.00 per share for net proceeds of approximately $15.1 million. At the date of issuance, the Company believed the per share price of $6.00 represented the fair value of the preferred stock. Subsequent to the commencement of the Company's initial public offering process, the Company re-evaluated the fair value of its common stock as of February 2000 and determined it to be $10.00 per share. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $10.0 million that has been recorded as a deemed dividend to the preferred stockholders in 2000. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital without any effect on total stockholders' equity. The preferred stock dividend increases the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000. Also in February 2000, the Company issued 50,000 shares of Series E preferred stock for a license of technology. The Company valued the license at $500,000 and has expensed this amount in 2000 as the useful life is deemed to be less than one year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the Company's 2000 audited financial statements and notes thereto included in our 2000 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may occur in future periods.

    Except for the historical information contained herein, the following discussion contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results and the timing of events could differ significantly from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors, as well as those discussed elsewhere in this report and in our 2000 Annual Report on Form 10-K as filed with the SEC. Rigel undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

    We are a drug discovery company that utilizes combinatorial biology to discover novel drug targets and drug candidates that regulate these targets. Our technology provides a new and rapid way to find novel drug targets and to validate the role of those targets in disease. We intend to develop a portfolio of novel drug candidates and commercialize the resulting drug products in partnership with corporate collaborators. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we move our pre-clinical drug candidates into later stages of development and expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and capital asset lease financings. We received our first funding from our collaborative partners in December 1998. As of March 31, 2001, including both research funding and equity investments, we received an aggregate of $47.0 million from our collaborative partners, including $2.2 million in the three months ended March 31, 2001. As of March 31, 2001, our accumulated deficit was approximately $58.1 million.

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

    Under the terms of the existing collaborations identified above, our partners have agreed to provide future research funding up to approximately $24.8 million over the next four years, $9.9 million of which is subject to possible cancellation. In addition, we may receive additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products.

    In order to maintain and increase proceeds from collaborations, we are addressing several alternatives, including the exploration of new opportunities with existing and new potential collaborators. All of our partnerships to date have generally focused on the early stages of drug discovery, specifically target discovery and validation. We expect to continue to engage in collaborations focused on the early stages of drug discovery. In addition, we currently anticipate that we will self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that any future collaborative partnerships will have an expanded focus and could include cell pathway mapping, high throughput screening, combinatorial chemistry and/or pre-clinical evaluations. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered. The timing, the amount of funds received and the scope of any new collaboration are uncertain, and any compound collaboration will depend on the successful progress of clinical trials. New, expanded or larger collaborations will also be necessary to offset any decrease in proceeds as collaborations come to the end of their terms. Specifically, our collaboration with Janssen Pharmaceutica is a three-year agreement terminating on December 4, 2001, and our two-year collaboration with Pfizer, which has been extended one additional year, will terminate on January 31, 2002. Our Novartis programs are five-year agreements terminating in 2004 and 2005. As our collaborations reach termination, our partners and we may evaluate the status of the collaboration and, if appropriate, seek to extend the collaboration agreement or negotiate alternative terms.

    We recognize revenues from our research collaboration agreements as earned upon the achievement of performance requirements of the agreements. In addition, these agreements provide for research funding for a specified number of full time researchers working on their associated projects. Payments received that are related to future performance are deferred and recognized as revenue as the related work is performed. As of March 31, 2001, we had deferred revenues of approximately $2.5 million.

    In December 2000, we completed our initial public offering of 5,650,000 shares of common stock at $7.00 per share with net proceeds to us of approximately $35.6 million. Concurrent with the closing of the initial public offering in December, we issued an additional 1,428,571 shares of common stock at $7.00 per share to Novartis in a private placement for net proceeds of $10.0 million. Upon the closing of the Company's initial public offering in December 2000, all outstanding shares of preferred stock converted into 24,895,957 shares of common stock.

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

Deferred Stock Compensation

    We recorded deferred stock compensation with respect to options granted to employees of approximately $4.9 million in the year ended December 31, 2000, and $0.3 million for the three months ended March 31, 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes on the date these options were granted and the exercise price. These amounts have been reflected as components of stockholders' equity, and the deferred expense is being amortized to operations over the vesting period of the options, generally four to five years, using the graded vesting method. We amortized deferred stock compensation of $4.9 million in 2000, with $3.9 million recorded as research and development expense and $1.0 million as a general and administration expense. In the three months ended March 31, 2001, we amortized deferred stock compensation of $1.1 million, with $0.9 million recorded as research and development expense and $0.2 million as a general and administration expense. At March 31, 2001, we had a total of $5.0 million remaining to be amortized over the vesting periods of the stock options. The deferred stock compensation has been calculated will be recorded based on the fair value of our common stock at the date employment commences and amortized in accordance with our policy.

Three Months Ended March 31, 2001 and 2000

    Revenues.  Contract revenues from collaborations were $3.2 million and $3.6 million in the three months ended March 31, 2001 and 2000, respectively. Revenues for the three months ended March 31, 2001 consisted primarily of research support and amortization of fees earned from the continuation of our collaborations with Pfizer, Janssen Pharmaceutica and Novartis. We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

    Research and Development.  Research and development expenses decreased to $6.0 million in the three months ended March 31, 2001 from $10.0 million in the three months ended March 31, 2000. The quarter-to-quarter decrease is due primarily to a reduction in stock compensation expense as the value of the variable options issued to outside consultants decreased. Excluding the impact of stock based compensation, our research and development expenses increased from $5.6 million in the three months ended March 31, 2000 to $6.3 million in the three months ended March 31, 2001. This increase is primarily attributable to the increase in our scientific headcount. In order to advance all of our non-partnered programs, including the advancement of some programs into preclinical and clinical stages of development, we expect research and development expenses to increase in future periods in connection with the addition of increased staffing and scientific program costs. In addition, our costs will increase with the advancement of our non-partnered programs into later stages of development. We also anticipate research and development expenses may increase with the addition of new collaborations.

    General and Administrative Expenses.  For the three-month periods ended March 31, 2001 and 2000, general and administrative expenses increased to $2.0 million from $1.6 million, respectively. This increase was primarily attributable to higher employee costs and infrastructure costs to support the growing research and development activities. The general and administrative expenses in both the three months ended March 31, 2001 and 2000 included $0.2 million related to the amortization of deferred stock in connection with options granted to employees. We expect that general and administrative expenses will increase in the future to support the continued growth of our research and development efforts and to accommodate the new demands associated with operating as a public company.

    Net Interest Expense.  Net interest income in the three months ended March 31, 2001 was $584,000, compared to a net interest expense of $6,000 in the three months ended March 31, 2000. Interest income increased to $0.7 million in the three months ended March 31, 2001 from $0.2 million in the comparable three months of 2000. The increase in interest income is due to the increased cash and investment balances resulting from our initial public offering in December of 2000. Interest expense results from our equipment financing agreements.

Liquidity and Capital Resources

    We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. As of March 31, 2001, we had received $92.7 million in gross proceeds from the sale of equity securities, including $20.0 million from collaborators, and received $27.0 million in research funding from collaborators. In addition, as of March 31, 2001, through leases and loans we had financed the purchase of equipment and leasehold improvements totaling approximately $14.0 million.

    As of March 31, 2001, we had $46.6 million in cash, cash equivalents and available-for-sale securities, as compared to $53.0 million as of December 31, 2000, a decrease of $6.4 million. The decrease is primarily attributable to the usage of $4.9 million for the funding of operations, the investment of $1.3 million in capital equipment and the usage of $0.9 million for payments associated with our equipment financing agreements. These payments were offset by the receipt of $0.6 million from our equipment financing arrangements.

    As of March 31, 2001, we had $8.4 million in capitalized lease obligations in association with our financed purchase of equipment and leasehold improvements. In early 2000, we had fully exhausted the existing equipment financing agreements available to us at the beginning of the 2000 and on August 22, 2000, entered into a new equipment financing agreement that will provide an incremental $5.0 million of equipment financing proceeds to be utilized over the next 12 to 18 months. Of this latest lease, $3.0 million had been utilized as of March 31, 2001, with $2.0 million available for utilization in 2001. All four equipment financing agreements are secured by the equipment financed, bear interest rates ranging from 7% to 15% and are due in monthly installments through 2005. In addition, three of these agreements have balloon payments at the end of each loan term.

    In December 2000, we received approximately $35.6 million, net of issuance costs, in connection with our initial public offering of common stock at $7.00 per share and $10.0 million from the exercise of our right within the Novartis collaboration agreement to have Novartis purchase shares of our common stock in a private placement concurrent with the initial public offering at $7.00 per share. We believe that our existing capital resources, together with the proceeds from future and current collaborations, will be sufficient to support our current operating plan for at least the next 18 months. In the uncertain markets at the time of our initial public offering, the net proceeds to the Company from the initial public offering were less than originally intended. We therefore do anticipate efforts to raise additional equity capital within the next 12 months. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include and are not limited to the following:

  •
  our ability to maintain our existing collaboration partnerships;

  •
  our ability to establish and the scope of our new collaborations;

  •
  the progress and number of research programs carried out at Rigel;

  •
  the progress of the development efforts of our collaborators;

  •
  our ability to meet the milestones identified in our collaborative agreements that trigger payments;

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

    Due in large part to the significant research and development expenditures required to identify and validate new drug candidates, we have not been profitable and have generated operating losses since we were incorporated in June 1996. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations. As of March 31, 2001, we had an accumulated deficit of approximately $58.1 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities, incur significant clinical and testing costs and possibly expand our facilities. Moreover, our losses are expected to continue even if our current research projects are able to successfully identify potential drug targets. If the time required to generate revenues and achieve profitability is longer than anticipated or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

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

    Our success will depend to a large part on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. Six patents have been issued to us as of March 31, 2001, and we have numerous applications awaiting approval. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies' patents.

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

    We have experienced a period of rapid and substantial growth that has placed and will continue to place a strain on our human and capital resources. The number of our employees increased from 31 at December 31, 1997 to 122 at March 31, 2001. Our ability to manage our operations and growth effectively requires us to continue to use funds to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to manage this growth effectively, our losses will increase.

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

    Being a small company with only 122 employees as of March 31, 2001, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. If we lose the services of any of our personnel, including, in particular, Donald Payan, our research and development efforts could be seriously and adversely affected. Although we generally have not experienced problems retaining key employees, our employees can terminate their employment with us at any time. We also expect to encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could impede significantly the achievement of our research and development objectives.

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

    Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 30.0% of our common stock, based on their beneficial ownership as of February 15, 2001. Accordingly, they collectively will have the ability to significantly affect the election of all of our directors and the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In 2000 and the first three months of 2001, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided. We have not invested in derivative investments and our investment policy does not allow for investments in derivative investments in the future.

    We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    The Company's Registration Statement on Form S-1 (No. 333-45864), as amended, with respect to our initial public offering was declared effective by the SEC on November 28, 2000. The managing underwriters in the offering were Morgan Stanley Dean Witter, Lehman Brothers and Robertson Stephens. On December 27, 2000, we completed our initial public offering of 5,650,000 shares of our common stock, including 650,000 shares pursuant to the underwriters' over-allotment option, at an initial public offering price of $7.00 per share for an aggregate offering of approximately $39,550,000. The Company received net proceeds of approximately $35,560,000 after deducting offering expenses of $3,990,000, including underwriting discounts and commissions of $2,768,000 and other offering expenses of $1,222,000.

    The Company intends to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital and capital lease obligations. The Company continually assesses the specific uses and allocations for these funds. As of March 31, 2001, approximately $35.6 million of the net proceeds remained available and were primarily invested in short-term marketable securities.

Item 6. Exhibits and Reports on Form 8-K.

  a)
  Exhibits:

    The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

  b)
  Reports on Form 8-K:

    No reports on Form 8-K were filed during the three-month period ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ BRIAN C. CUNNINGHAM
Brian C. Cunningham Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 14, 2001

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Specimen Common Stock Certificate (1)
10.14	License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001.*

*
Confidential treatment requested for certain portions of this exhibit.

(1)
Filed with Rigel's Registration Statement on Form S-1, as amended (No. 333-45864), and incorporated herein by reference.

QuickLinks

RIGEL PHARMACEUTICALS, INC. QUARTERLY REPORT ON FORM 10-Q THREE MONTHS ENDED MARCH 31, 2001
INDEX
Rigel Pharmaceuticals, Inc. BALANCE SHEETS (in thousands, except share and per share amounts)
Rigel Pharmaceuticals, Inc. STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
Rigel Pharmaceuticals, Inc. STATEMENTS OF CASH FLOWS (in thousands)
Rigel Pharmaceuticals, Inc. Notes to Financial Statements (unaudited)
SIGNATURES
INDEX TO EXHIBITS