Form 10-Q
period 2001-06-30
RIGEL PHARMACEUTICALS INC
filed 2001-08-14
CIK 1034842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 31, 2001, there were 37,507,491 shares of the Registrant's common stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Rigel Pharmaceuticals, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,514	$49,030
Available for sale securities	34,823	3,964
Accounts receivable	513	663
Prepaid expenses and other current assets	1,421	1,026

Total current assets	43,271	54,683
Property and equipment, net	9,591	9,338
Other assets	1,463	241

	$54,325	$64,262

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,355	$1,314
Accrued compensation	606	724
Accrued liabilities	458	696
Deferred revenue	1,257	2,370
Capital lease obligations	3,188	2,952

Total current liabilities	6,864	8,056
Capital lease obligations	5,580	5,761
Long-term portion of deferred revenue	320	400
Other long-term liabilities	1,100	1,035
Commitments
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,454,831 and 36,804,186 shares issued and outstanding on June 30, 2001 and December 31, 2000, respectively	37	37
Additional paid-in capital	109,706	108,742
Deferred stock compensation	(3,900)	(5,792)
Accumulated other comprehensive income	72	2
Accumulated deficit	(65,454)	(53,979)

Total stockholders' equity	40,461	49,010

	$54,325	$64,262

The accompanying notes are an integral part of these condensed financial statements.

Rigel Pharmaceuticals, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Revenues:
Contract revenues from collaborations	$3,123	$3,148	$6,318	$6,797
Costs and expenses:
Research and development (See Note A)	8,787	6,050	14,764	16,011
General and administrative (See Note A)	1,933	1,546	3,894	3,141

	10,720	7,596	18,658	19,152

Loss from operations	(7,597)	(4,448)	(12,340)	(12,355)
Interest income	526	273	1,225	487
Interest expense	(244)	(235)	(360)	(455)

Net loss	$(7,315)	$(4,410)	$(11,475)	$(12,323)
Deemed dividend to Series E preferred stockholders	—	—	—	(10,033)

Net loss allocable to common stockholders	$(7,315)	$(4,410)	$(11,475)	$(22,356)

Net loss per share, basic and diluted.	$(0.20)	$(1.00)	$(0.31)	$(5.37)

Weighted average shares used in computing net loss per common share, basic and diluted	37,094	4,419	36,998	4,163

Note A:
Includes charges for stock-based compensation as follows:
Research and development	$1,664	$1,110	$1,350	$5,458
General and administrative	121	311	339	503

	$1,785	$1,421	$1,689	$5,961

The accompanying notes are an integral part of these condensed financial statements.

Rigel Pharmaceuticals, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2001	2000
	(unaudited)
Operating activities:
Net loss	$(11,475)	$(12,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,700	1,212
Amortization of deferred stock compensation	1,693	2,514
Noncash stock compensation	(4)	3,447
Issuances of equity instruments for noncash benefits	—	500
Changes in assets and liabilities:
Accounts receivable	150	2,032
Prepaid expenses and other current assets	(395)	(158)
Other assets	(539)	10
Accounts payable	41	505
Accrued compensation	(118)	75
Accrued liabilities	(238)	305
Deferred revenue	(1,193)	(2,397)
Other long-term liabilities	65	288

Net cash used in operating activities	(10,313)	(3,990)

Investing activities:
Purchase of available-for-sale securities	(34,753)	(1,455)
Maturities of available-for-sale securities	3,965	—
Capital expenditures	(1,953)	(1,585)

Net cash used in investing activities	(32,741)	(3,040)

Financing activities:
Proceeds from capital lease financing	1,748	1,072
Principal payments on capital lease obligations	(1,693)	(1,101)
Net proceeds from issuances of common stock	483	197
Net proceeds from issuances of convertible preferred stock	—	15,265

Net cash provided by financing activities	538	15,433

Net (decrease) increase in cash and cash equivalents	(42,516)	8,403
Cash and cash equivalents at beginning of period	49,030	5,836

Cash and cash equivalents at end of period	$6,514	$14,239

The accompanying notes are an integral part of these condensed financial statements.

Rigel Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

1. Nature of operations

    Rigel Pharmaceuticals, Inc. ("Rigel" or the "Company") was incorporated in the state of Delaware on June 14, 1996. The Company is engaged in the discovery and development of a broad range of new small molecule drug candidates.

    On December 4, 2000, the Company completed its initial public offering of shares of common stock at $7.00 per share and all outstanding shares of preferred stock were converted into 24,895,957 shares of common stock. In connection with the initial public offering, the Company amended its certificate of incorporation to decrease the number of authorized shares of preferred stock to 10,000,000 and increase the number of authorized shares of common stock to 100,000,000.

2. Basis of presentation

    The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Rigel's management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state the Company's financial position and the results of its operations and its cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

    These condensed financial statements and the notes accompanying them should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000. Stockholders are encouraged to review the Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business. Copies of the Form 10-K are available from the Company upon request.

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

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net loss to common stockholders	$(7,315)	$(4,410)	$(11,475)	$(22,356)
Weighted-average shares of common stock outstanding	37,094	4,419	36,998	4,163
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock	—	24,720	—	24,231

Total weighted average shares outstanding pro forma	37,094	29,139	36,998	28,394
Basic and diluted pro forma loss per share	$(0.20)	$(0.15)	$(0.31)	$(0.79)

4. Revenue recognition

    Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

    Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone and royalty payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified milestones.

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

6. Facility Lease

    On May 16, 2001, the Company entered into a 15-year non-cancelable lease for its future office and research facilities in South San Francisco, California. Under the terms of this lease, the Company will occupy these new facilities in late 2002 and will concurrently terminate its lease of the current facilities at Britannia Pointe Grand in South San Francisco. In addition, upon the execution of the new lease, the Company paid a $556,000 security deposit and issued a warrant to purchase 150,000 shares of common stock at $8.91 per share, a 15% premium to market at the time of issuance. This warrant will expire on May 16, 2006. The fair market value of this warrant, as determined by the Black-Scholes valuation model, was approximately $683,000. This amount has been capitalized in Other Long Term Assets and will be amortized into expense over the life of the lease. In connection with the termination of the current Britannia Pointe Grand lease, the Company will accelerate the amortization of tenant improvements over the expected remaining life of the lease. The change in estimated useful life of the tenant improvements will increase amortization by $0.7 million and $1.5 million over the remainder of fiscal 2001 and 2002, respectively. The Company expects to incur minimal costs in connection with the terminated lease.

7. Subsequent Event

    On July 6, 2001, the Company amended its collaboration to Novartis and initiated the Angiogensis Program. The expanded Novartis collaboration provides that the Angiogensis research program will be carried out at Rigel and provides for a $4.0 million up-front payment, research reimbursement over the next three years and milestones.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the Company's 2000 audited financial statements and notes thereto included in our 2000 Annual Report on Form 10-K. Operating results for the three months ended June 30, 2001 are not necessarily indicative of results that may occur in future periods.

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

Overview

    We are a drug discovery company that utilizes combinatorial biology to discover novel drug targets and drug candidates that regulate these targets. Our technology provides a new and rapid way to find novel drug targets and to validate the role of those targets in disease. We intend to develop a portfolio of novel drug candidates and commercialize the resulting drug products in partnership with corporate collaborators. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we begin to move drug candidates into preclinical and later stages of drug development and expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and capital asset lease financings. We received our first funding from our collaborative partners in December 1998. As of June 30, 2001, including both research funding and equity investments, we had received an aggregate of $50.0 million from our collaborative partners, including $5.2 million in the six months ended June 30, 2001. As of June 30, 2001, our accumulated deficit was approximately $65.5 million.

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

    To date, we have entered into collaborations with three major pharmaceutical companies that are currently contributing to our revenues. On July 6, 2001, we expanded our collaboration with Novartis with the initiation of the Angiogensis Program. The expanded Novartis collaboration provides that the Angiogensis research program will be carried out at Rigel and provides for an upfront payment, research reimbursement over the next three years and milestones. A summary of these partnerships is as follows:

Partner	Research Program	Commencement Date
Janssen Pharmaceutica	Tumor Growth — Cell Cycle Inhibition	December 4, 1998
Pfizer	Asthma/Allergies — IgE Production in B Cells	January 31, 1999
Novartis	Transplant Rejection — T Cell Activation Autoimmunity Disease — B Cell Activation Chronic Bronchitis (conducted at Novartis) Tumor Growth — Inhibition of Tumor Angiogensis	May 26, 1999 August 1, 1999 January 1, 2000 July 6, 2001

    Under the terms of these collaborations, our partners have agreed to provide future research funding up to approximately $33.4 million over the next four years, $9.9 million of which is subject to possible cancellation. In addition, we may receive additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products.

    In order to maintain and increase proceeds from collaborations, we are addressing the exploration of new opportunities with existing and new potential collaborators. Our partnerships to date have generally focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Janssen Pharmaceutica has been expanded to also include both chemistry and compound high throughput screening. We expect to continue to engage in collaborations focused on the early stages of drug discovery. In addition, we currently anticipate that we will self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships will have an expanded focus and could include cell pathway mapping, high throughput screening, combinatorial and medicinal chemistry and/or pre-clinical evaluations. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered. The timing, the amount of funds received and the scope of any new collaboration are uncertain, and any compound collaboration will depend on the successful progress of clinical trials. New, expanded or larger collaborations will also be necessary to offset any decrease in proceeds as collaborations come to the end of their terms. Specifically, our collaboration with Janssen Pharmaceutica is a three-year agreement terminating on December 4, 2001, and our two-year collaboration with Pfizer, which has been extended one additional year, will terminate on January 31, 2002. Our Novartis programs are multiple-year agreements terminating in 2004 and 2005. As each collaboration reaches termination, our partner and we may evaluate the status of the collaboration and, if appropriate, seek to extend the collaboration agreement or negotiate alternative terms.

    We recognize revenues from our research collaboration agreements as earned upon the achievement of performance requirements of the agreements. In addition, these agreements provide for research funding for a specified number of full time researchers working on their associated projects. Payments received that are related to future performance are deferred and recognized as revenue as the related work is performed. As of June 30, 2001, we had deferred revenues of approximately $1.6 million.

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

Under the terms of this agreement, we have paid a nonrefundable and noncreditable fee of $500,000, have issued Questcor 83,333 shares of Series E preferred stock and will be responsible for satisfying certain milestones and royalties. We are also committed to invest a total of $2.0 million in research and development expenses over a two-year period through 2002. The agreement terminates upon the expiration of the last patent within the agreement.

Deferred Stock Compensation

    We recorded deferred stock compensation with respect to options granted to employees of approximately $4.9 million in the year ended December 31, 2000, and $0.3 million for the six months ended June 30, 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes on the date these options were granted and the exercise price. These amounts have been reflected as components of stockholders' equity, and the deferred expense is being amortized to operations over the vesting period of the options, generally four to five years, using the graded vesting method. We amortized deferred stock compensation of $4.9 million in 2000, with $3.9 million recorded as research and development expense and $1.0 million as a general and administration expense. In the six months ended June 30, 2001, we amortized deferred stock compensation of $1.7 million, with $1.4 million recorded as research and development expense and $0.3 million as a general and administration expense. At June 30, 2001, we had a total of $3.9 million remaining to be amortized over the vesting periods of the stock options.

Three Months Ended June 30, 2001 and 2000

    Revenues.  Contract revenues from collaborations were $3.1 million in both the three month periods ended June 30, 2001 and 2000. Revenues for the three months ended June 30, 2001 consisted primarily of research support and amortization of fees earned from the continuation of our collaborations with Pfizer, Janssen Pharmaceutica and Novartis. We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

    Research and Development.  Research and development expenses increased to $8.8 million in the three months ended June 30, 2001 from $6.1 million in the three months ended June 30, 2000. These costs include the stock compensation expenses of $1.7 million and $1.1 million in the three months ended June 30, 2001 and 2000, respectively. Excluding the stock compensation expenses, our research and development expenses were $7.1 million and $5.0 million in the three months periods ending June 30, 2001 and 2000, respectively. This quarter-to-quarter increase of $2.1 million is primarily attributable to the increase in our scientific headcount. In order to advance all of our non-partnered programs, including the advancement of some programs into preclinical and clinical stages of development, we expect research and development expenses to increase in future periods in connection with the addition of increased staffing and scientific program costs. In addition, our costs will increase with the advancement of our non-partnered programs into later stages of development. We also anticipate that research and development expenses may increase with the addition of new collaborations.

    General and Administrative Expenses.  For the three-month period ended June 30, 2001, general and administrative expenses increased to $1.9 million from $1.5 million for the three-month period ended June 30, 2000. This increase was primarily attributable to higher employee costs and infrastructure costs to support the growing research and development activities. The general and administrative expenses in the three months ended June 30, 2001 and 2000 included $0.1 and $0.3 million, respectively, related to the amortization of deferred stock in connection with options granted to employees. We expect that general and administrative expenses will increase in the future to support the continued growth of our research and development efforts and to accommodate the new demands associated with operating as a public company.

    Net Interest Expense.  Net interest income in the three months ended June 30, 2001 was $282,000, compared to a net interest income of $38,000 in the three months ended June 30, 2000. Interest income increased to $526,000 in the three months ended June 30, 2001 from $273,000 in the comparable three months of 2000. The increase in interest income is due to the increased cash and investment balances resulting from our initial public offering in December of 2000. Interest expense results from our equipment financing agreements.

Six Months Ended June 30, 2001 and 2000

    Revenues.  Contract revenues from collaborations were $6.3 million in the six months ended June 30, 2001 compared to $6.8 million in the six months ended June 30, 2000. Revenues for the six months ended June 30, 2001 consisted primarily of research support and amortization of fees earned from the continuation of our collaborations with Pfizer, Janssen Pharmaceutica and Novartis.

    Research and Development.  Research and development expenses decreased to $14.8 million in the six months ended June 30, 2001 from $16.0 million in the six months ended June 30, 2000. This decrease is due primarily to a reduction in stock compensation expense as the assigned fair value of the variable options issued to outside consultants decreased. Excluding the impact of stock based compensation, our research and development expenses increased from $10.6 million in the six months ended June 30, 2000 to $13.4 million in the six months ended June 30, 2001. This increase is primarily attributable to the increase in our scientific headcount.

    General and Administrative Expenses.  For the six-month periods ended June 30, 2001 and 2000, general and administrative expenses increased to $3.9 million from $3.1 million, respectively. This increase was primarily attributable to higher employee costs and infrastructure costs to support the growing research and development activities. The general and administrative expenses in the six month periods ended June 30, 2001 and 2000 include expenses of $0.3 million and $0.5 million, respectively, related to the amortization of deferred stock compensation in connection with options granted to employees.

    Net Interest Expense.  Net interest income in the six months ended June 30, 2001 was $865,000, an increase of $833,000 from the net interest income of $32,000 in the six months ended June 30, 2000. The increase in interest income is due to the increased cash and investment balances resulting from our initial public offering in December of 2000.

Liquidity and Capital Resources

    We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. As of June 30, 2001, we had received $93.1 million in gross proceeds from the sale of equity securities, including $20.0 million from collaborators, and received $30.0 million in research funding from collaborators. In addition, as of June 30, 2001, we had financed the purchase of equipment and leasehold improvements totaling approximately $15.2 million through leases and loans.

    As of June 30, 2001, we had $41.3 million in cash, cash equivalents and available-for-sale securities, as compared to $53.0 million as of December 31, 2000, a decrease of $11.7 million. The decrease is primarily attributable to the usage of $10.3 million for the funding of operations, the investment of $2.0 million in capital equipment and the usage of $1.7 million for payments associated with our equipment financing agreements. These payments were offset by the receipt of $1.7 million from our equipment financing arrangements and the proceeds of $0.5 million from the sale of equity securities.

    As of June 30, 2001, we had $8.8 million in capitalized lease obligations in association with our financed purchase of equipment and leasehold improvements. As of June 30, 2001, the Company has

$0.9 million available to draw upon for the remainder of fiscal 2001. All our equipment financing agreements are secured by the equipment financed, bear interest rates ranging from 7% to 15% and are due in monthly installments through 2005. In addition, three of these agreements have balloon payments at the end of each loan term.

    In December 2000, we received approximately $35.6 million, net of issuance costs, in connection with our initial public offering of common stock at $7.00 per share and $10.0 million from the exercise of our right within the Novartis collaboration agreement to have Novartis purchase shares of our common stock in a private placement concurrent with the initial public offering at $7.00 per share. We believe that our existing capital resources, together with the proceeds from future and current collaborations, will be sufficient to support our current operating plan for at least the next 18 months. In the uncertain markets at the time of our initial public offering, the net proceeds to the Company from the initial public offering were less than originally intended. We therefore do anticipate efforts to raise additional equity capital within the next 12 months. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited, to the following:

  •
  our ability to maintain our existing collaboration partnerships;

  •
  our ability to establish new collaborations and the scope of these new collaborations;

  •
  the progress and number of research programs carried out at Rigel;

  •
  the progress of the development efforts of our collaborators;

  •
  our ability to meet the payment-triggering milestones identified in our collaborative agreements;

  •
  the progress and success of preclinical and clinical trials of our drug candidates;

  •
  the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights;

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

    Due in large part to the significant research and development expenditures required to identify and validate new drug candidates and move our programs toward later stages of drug development, we have not been profitable and have generated operating losses since we were incorporated in June 1996. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations. As of June 30, 2001, we had an accumulated deficit of approximately $65.5 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities, incur significant clinical and testing costs and the expansion our facilities. Moreover, our losses are expected to continue even if our current research projects are able to successfully identify potential drug targets. If the time required to generate revenues and achieve profitability is longer than anticipated or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

Because most of our expected future revenues are contingent upon collaborative and license agreements, we might not meet our strategic objectives.

    Our ability to generate revenues in the near term depends on our ability to enter into additional collaborative agreements with third parties and to maintain the agreements we currently have in place. To date, all of our revenue has been related to the research phase of each of our collaborative agreements. Such revenue is for specified periods and is partially offset by corresponding research costs. Following the completion of the research phase of each collaborative agreement, additional revenue may come only from milestone payments and royalties, which may not be paid, if at all, until some time well into the future. The risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent funding under these agreements. Our receipt of revenue from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. Under many agreements, milestone payments may not be earned until the collaborator has advanced products into clinical testing, which may never occur or may not occur until some time well into the future.

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

    We are unable to predict when, or if, we will become profitable and, even if we are able to achieve profitability at any point in time, we do not know if our operations will be able to maintain profitability during any future periods.

There is a high risk that early-stage drug discovery and development might not successfully generate good drug candidates.

    At the present time, our operations are in the early stages of drug identification and development. To date, we have only identified a few potential drug compounds, all of which are still in very early stages of development and have not yet been put into clinical testing. It is statistically unlikely that the few compounds that we have identified as potential drug candidates will actually lead to successful drug development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our leads for potential drug compounds will be subject to the risks and failures inherent in the development of pharmaceutical products based on new technologies. These risks include, but are not limited to, the inherent difficulty in selecting the right drug target and avoiding unwanted side effects as well as the unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and additional costs and expenses that may exceed current estimates.

We might not be able to commercialize our drug candidates successfully if problems arise in the testing and approval process.

    Commercialization of our product candidates depends upon successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential products. It may take us or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Moreover, if and when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. There is also a risk that competitors and third parties may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products, as well as the potential risk that our products may not be accepted by the marketplace.

If our current corporate collaborations or license agreements are unsuccessful or if conflicts develop with these relationships, our research and development efforts could be delayed.

    Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties in the future. We rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if such third parties will dedicate sufficient resources or if any such development or commercialization efforts by third parties will be successful. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us, we may not receive any future milestone payments and will not receive any royalties associated with such compound or product. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. More generally, our corporate collaboration agreements may terminate before the full term of the collaborations or upon a breach or a change of control. We may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all.

    We are also a party to various license agreements that give us rights to use specified technologies in our research and development processes. The agreements, pursuant to which we have in-licensed technology, permit our licensors to terminate the agreements under certain circumstances. If we are not able to continue to license these and future technologies on commercially reasonable terms, our product development and research may be delayed.

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

    We will require additional financing in the future to fund our operations. Our operations require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, the expansion of our facilities and the absence of any meaningful revenues over the foreseeable future. The amount of future funds needed will depend largely on the success of our collaborations and our research activities and we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date and operating expenditures are expected to increase over the next several years as we expand our infrastructure and research and development activities.

    We believe that the our existing capital resources, together with the proceeds from future and current collaborations, will be sufficient to support our current operations for at least the next 18 months. Nonetheless, our future funding requirements will depend on many factors, including, but not limited to:

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

    Our success will depend to a large part on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. Six patents have been issued to us as of June 30, 2001, and we have numerous applications awaiting approval. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies' patents.

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

    We are a party to certain in-license agreements which are important to our business, and we generally do not control the prosecution of in-licensed technology. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we exercise over our internally-

developed technology. Moreover, some of our academic institution licensors, research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired. In addition, some of the technology we have licensed relies on patented inventions developed using U.S. government resources. The U.S. government retains certain rights, as defined by law, in such patents, and may choose to exercise such rights.

If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities.

    Our success will also depend, in part, on our ability to operate without infringing or misappropriating the proprietary rights of others. There are many issued patents and patent applications filed by third parties relating to products or processes that are similar or identical to ours or our licensors, and others may be filed in the future. There can be no assurance that our activities, or those of our licensors, will not infringe patents owned by others. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights, and we do not know if we or our collaborators would be successful in any such litigation. Any legal action against our collaborators or us claiming damages or seeking to enjoin commercial activities relating to the affected products, our methods or processes could:

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

    Pharmexa (formerly M&E Biotech) has notified us that they have received patent protection in some European countries and Australia for a process similar to certain aspects of our technologies. Pharmexa has notified us of its belief that we have infringed, and are contributorily infringing, certain claims of that European patent. In June 2001, we commenced administrative proceedings to oppose Pharmexa's European patent. Earlier in the year, Pharmexa commenced an administrative proceeding to oppose our Australian patent. Legal proceedings with respect to these patents could be lengthy, costly and require significant management time and other resources which could adversely affect the pursuit of scientific and business goals. In addition, any such legal action could result in the award of damages or a court order preventing us from using the technology covered by the Pharmexa patent. In addition, any license or other transfer of rights to the patent by Pharmexa to a third party could adversely impact our ability to obtain a license to the patent. In the event we desire to seek a license to the patent, we may not be able to obtain a license on acceptable terms. Furthermore, such failure might adversely impact our collaborations with European partners or may materially adversely affect our business in the jurisdictions that may be covered by the patent protection. We are also aware that Pharmexa has sought patent protection in other countries, including the U.S., and has the option to seek patent protection in other parts of the world. If Pharmexa were to receive such patent protection, it might conflict with or overlap with the patent rights we are pursuing. We currently do not, and do not plan to, operate in any country outside the United States.

If we are unable to obtain regulatory approval to market products in the United States and foreign jurisdictions, we might not be permitted to commercialize products from our research.

    Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory clearance will be obtained for any product we, or our collaborative partners, hope to develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance to us are the requirements covering research and development and testing.

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

    Outside the United States, our ability, or that of our collaborative partners, to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks associated with FDA clearance described above and may also include additional risks.

We may encounter difficulties in managing our growth and these difficulties could increase our losses.

    We have experienced a period of rapid and substantial growth that has placed and will continue to place a strain on our human and capital resources. The number of our employees increased from 31 at December 31, 1997, to 138 at June 30, 2001. Our ability to manage our operations and growth effectively requires us to continue to use funds to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to manage this growth effectively, our losses will increase.

If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

    The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies both in the United States and abroad. Our competitors may utilize discovery technologies and techniques or partner with collaborators in order to develop products more rapidly or successfully than we, or our collaborators, are able to do. Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

    Our competitors might develop technologies and drugs that are more effective or less costly than any that are being developed by us or that would render our technology and potential drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory approvals for drug candidates more rapidly. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay or prevent our ability to market certain products. Any drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, might not be able to compete successfully with competitors' existing or future products or products under development or obtain regulatory approval in the United States or elsewhere.

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

  •
  private health insurers; and

  •
  other third-party payors.

    Significant uncertainty exists as to the reimbursement status of newly-approved healthcare products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

If conflicts arise between our collaborators or advisors and us, any of them may act in their self-interest, which may be adverse to your interests.

    If conflicts arise between us and our corporate collaborators or scientific advisors, the other party may act in its self-interest and not in the interest of our stockholders. Some of our corporate collaborators are conducting multiple product development efforts within each disease area that is the subject of the collaboration with us. In some of our collaborations, we have agreed not to conduct, independently or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by our collaborators or to which our collaborators have rights, may result in their withdrawal of support for our product candidates.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

    The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. We currently do not have product liability insurance and our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We, or our corporate collaborators, might not be able to obtain insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claim arise.

Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key employees and relationships.

    Being a small company with only 138 employees as of June 30, 2001, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Although we generally have not experienced problems retaining key employees, our employees can terminate their employment with us at any time. We also expect to encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could impede significantly the achievement of our research and development objectives.

We depend on various scientific consultants and advisors for the success and continuation of our research efforts.

    We work extensively with various scientific consultants and advisors. The potential success of our drug discovery programs depends, in part, on continued collaborations with these consultants and advisors. We, and various members of our management and research staff, rely on these consultants and advisors for expertise in screening research. Our scientific advisors are not employees of ours and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We do not know if we will be able to maintain such consulting agreements or that such scientific advisors will not enter into consulting arrangements, exclusive or otherwise, with competing pharmaceutical or biotechnology companies, any of which would have a detrimental impact on our research objectives and could have a material adverse effect on our business, financial condition and results of operations.

If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

    Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and such liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with, or any potential violation of, these laws and regulations could be significant.

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

    Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 30.2% of our common stock, based on their beneficial ownership as of May 15, 2001. Accordingly, they collectively will have the ability to significantly affect the election of all of our directors and the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

    In addition, Section 203 of the Delaware General Corporation Law, which imposes certain restrictions relating to transactions with major stockholders, may discourage, delay or prevent a third party from acquiring us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In 2000 and the first six months of 2001, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided. We have not invested in derivative investments and our investment policy does not allow for investments in derivative investments in the future.

    We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    The Company's Registration Statement on Form S-1 (No. 333-45864), as amended, with respect to our initial public offering was declared effective by the SEC on November 28, 2000. The Company received net proceeds of approximately $35,560,000 after deducting offering expenses of $3,990,000, including underwriting discounts and commissions of $2,768,000 and other offering expenses of $1,222,000. The Company intends to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital and capital lease obligations. The Company continually assesses the specific uses and allocations for these funds. As of June 30, 2001, approximately $35.6 million of the net proceeds remained available and were primarily invested in short-term marketable securities.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its annual meeting of stockholders on July 19, 2001. At such meeting the following actions were voted upon:

  (a)
  Election of Directors

	Votes in Favor	Votes Withheld
Jean Deleage, Ph.D.	30,114,041	537,040
Alan D. Frazier	30,114,281	536,800
  (b)
  Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

Votes in Favor	Votes Against	Abstentions	Broker Non Votes
30,648,256	1,125	1,700	0

Item 6. Exhibits and Reports on Form 8-K.

  a)
  Exhibits:

        The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

  b)
  Reports on Form 8-K:

        No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.
By:	/s/ BRIAN C. CUNNINGHAM Brian C. Cunningham Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 14, 2001

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1		Amended and Restated Certificate of Incorporation. (1)
3.2		Amended and Restated Bylaws. (1)
4.1		Specimen Common Stock Certificate (1)
4.7	*	Warrant issued to Kwacker Limited for the purchase of shares of Common Stock.
10.15	*	Lease termination agreement between Rigel and Brittannia Pointe Grand Limited Partnership, dated May 16, 2001.
10.16	*	Build-to-suit lease between Rigel and Slough BTC, LLC, dated May 16, 2001.
10.17	*	First amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001.

*
Filed herewith.

(1)
Filed with Rigel's Registration Statement on Form S-1, as amended (No. 333-45864), and incorporated herein by reference.

QuickLinks

INDEX
  PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
Rigel Pharmaceuticals, Inc. CONDENSED BALANCE SHEETS (in thousands, except share and per share amounts)
Rigel Pharmaceuticals, Inc. CONDENSED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
Rigel Pharmaceuticals, Inc. CONDENSED STATEMENTS OF CASH FLOWS (in thousands)
Rigel Pharmaceuticals, Inc. Notes to Condensed Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS