Form 10-Q
period 2001-09-30
RIGEL PHARMACEUTICALS INC
filed 2001-11-13
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission File Number 0-29889

Rigel Pharmaceuticals, Inc.

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94–3248524 (I.R.S. Employer Identification No.)

240 East Grand Avenue South San Francisco, CA	94080 (Zip Code)
(Address of principal executive offices)

 (650) 624-1100

 (Registrant's telephone number, including area code)

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                As of  October 31, 2001, there were 37,591,548  shares of the Registrant's common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2001	2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,106	$49,030
Available for sale securities	26,225	3,964
Accounts receivable	3,676	663
Prepaid expenses and other current assets	1,360	1,026
Total current assets	42,367	54,683

Property and equipment, net	9,053	9,338
Other assets	1,455	241
	$52,875	$64,262

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$745	$1,314
Accrued compensation	808	724
Accrued liabilities	699	696
Deferred revenue	4,632	2,370
Capital lease obligations	3,162	2,952
Total current liabilities	10,046	8,056

Capital lease obligations	4,829	5,761
Long-term portion of deferred revenue	2,613	400
Other long-term liabilities	1,078	1,035

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,557,238 and 36,804,186 shares issued and outstandingon September 30, 2001 and December 31, 2000, respectively	38	37
Additional paid-in capital	108,956	108,742
Deferred stock compensation	(3,100)	(5,792)
Accumulated other comprehensive income	88	2
Accumulated deficit	(71,673)	(53,979)
Total stockholders’ equity	34,309	49,010
	$52,875	$64,262

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited )		(unaudited)
Revenues:
Contract revenues from collaborations	$4,206	$3,211	$10,524	$10,008

Costs and expenses:
Research and development (See Note A)	8,631	8,598	23,395	24,609
General and administrative (See Note A)	1,991	1,869	5,885	5,010
	10,622	10,467	29,280	29,619
Loss from operations	(6,416)	(7,256)	(18,756)	(19,611)
Interest income	437	208	1,662	695
Interest expense	(240)	(222)	(600)	(677)
Net loss	$(6,219)	$(7,270)	$(17,694)	$(19,593)
Deemed dividend to Series E preferred stockholders	-	(100)	-	(10,133)
Net loss allocable to common stockholders	$(6,219)	$(7,370)	$(17,694)	$(29,726)
Net loss per share, basic and diluted	$(0.17)	$(1.62)	$(0.48)	$(6.92)
Weighted average shares used in computing net loss per common share, basic and diluted	37,516	4,561	37,173	4,297

Note A:
Includes charges for stock-based compensation as follows:
Research and development	$(151)	$2,136	$1,199	$7,594
General and administrative	85	254	424	757
	$(66)	$2,390	$1,623	$8,351

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2001	2000
	(unaudited)
Operating activities:
Net loss	$(17,694)	$(19,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,908	1,907
Amortization of deferred stock compensation	2,119	3,781
Noncash stock compensation	(496)	4,570
Issuances of equity instruments for noncash benefits	-	1,250
Changes in assets and liabilities:
Accounts receivable	(3,013)	1,886
Prepaid expenses and other current assets	(334)	(364)
Other assets	(531)	10
Accounts payable	(569)	134
Accrued compensation	84	141
Accrued liabilities	3	148
Deferred revenue	4,475	(2,708)
Other long-term liabilities	43	432
Net cash used in operating activities	(13,005)	(8,406)

Investing activities:
Purchase of available-for-sale securities	(40,415)	(3,954)
Maturities of available-for-sale securities	18,240	-
Capital expenditures	(2,623)	(2,590)
Net cash used in investing activities	(24,798)	(6,544)

Financing activities:
Proceeds from capital lease financing	1,748	2,122
Principal payments on capital lease obligations	(2,470)	(1,707)
Net proceeds from issuances of common stock	601	250
Net proceeds from issuances of convertible preferred stock	-	15,465
Net cash (used) provided by financing activities	(121)	16,130

Net (decrease) increase in cash and cash equivalents	(37,924)	1,180
Cash and cash equivalents at beginning of period	49,030	5,836
Cash and cash equivalents at end of period	$11,106	$7,016

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

2. Basis of presentation

                The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of Rigel's management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state the Company's financial position and the results of its operations and its cash flows. Interim–period results are not necessarily indicative of results of operations or cash flows for a full-year period. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

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

                Comprehensive loss did not materially differ from the net loss as reported.

3. Net loss per share

                Net loss per share has been computed according to the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive.

                The Company's preferred stock converted into common stock upon the closing of the Company's initial public offering in December 2000. For informational purposes, the following unaudited pro forma net loss per share data reflects the assumed conversion of the Company's preferred stock into common stock at the beginning of each of the following periods (in thousands except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Net loss to common stockholders	$(6,219)	$(7,370)	$(17,694)	$(29,726)
Weighted–average shares of common stock outstanding	37,516	4,561	37,173	4,297
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock	—	24,734	—	24,412
Total weighted average shares outstanding pro forma	37,516	29,295	37,173	28,709
Basic and diluted pro forma loss per share	$(0.17)	$(0.25)	$(0.48)	$(1.04)

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

5. Deemed dividend

                In February 2000, the Company completed a private placement of 2,508,330 shares of Series E preferred stock at $6.00 per share for net proceeds of approximately $15.1 million. At the date of issuance, the Company believed the per share price of $6.00 represented the fair value of the preferred stock. Subsequent to the commencement of the Company's initial public offering process, the Company re-evaluated the fair value of its common stock as of February 2000 and determined it to be $10.00 per share. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $10.0 million that has been recorded as a deemed dividend to the preferred stockholders in 2000. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital without any effect on total stockholders' equity. The preferred stock dividend increases the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000. Also in February 2000, the Company issued 50,000 shares of Series E preferred stock for a license of technology. The Company valued the license at $500,000 and has expensed this amount in 2000 as the useful life is less than one year.

6. Facility lease

                On May 16, 2001, the Company entered into a 15-year non-cancelable lease for its future office and research facilities in South San Francisco, California. Under the terms of this lease, the Company will occupy these new facilities in late 2002 and will concurrently terminate its lease of the current facilities at Britannia Pointe Grand in South San Francisco. In addition, upon the execution of the new lease, the Company paid a $556,000 security deposit and issued a warrant to purchase 150,000 shares of common stock at $8.91 per share, a 15% premium to market at the time of issuance. This warrant will expire on May 16, 2006. The fair market value of this warrant, as determined by the Black–Scholes valuation model, was approximately $683,000. This amount has been capitalized in Other Long Term Assets and will be amortized into rent expense over the life of the lease. In connection with the termination of the current Britannia Pointe Grand lease, the Company will accelerate the amortization of existing tenant improvements over the expected remaining life of the lease. The change in estimated useful life of the tenant improvements will increase amortization by $0.7 million and $1.5 million over the remainder of fiscal 2001 and 2002, respectively. The Company expects to incur minimal costs in connection with the terminated lease.

7. Recent Accounting Pronouncements

                In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is effective for fiscal periods beginning after December 15, 2001.  SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment / disposal of long-lived assets.  SFAS 144 sets new criteria for the classification of an assets held-for-sale and changes the reporting of discontinued operations.  The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the Company's 2000 audited financial statements and notes thereto included in our 2000 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may occur in future periods.

                Except for the historical information contained herein, the following discussion contains forward–looking statements that are based upon current expectations. Forward–looking statements involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward–looking statements. There can be no assurance that these statements will prove to be correct. Our actual results and the timing of events could differ significantly from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors,” as well as those discussed elsewhere in this report and in our 2000 Annual Report on Form 10-K as filed with the SEC. Rigel undertakes no obligation to update any of the forward–looking statements contained herein to reflect any future events or developments.

Overview

                We are a drug discovery and development company that utilizes advanced functional genomics to discover novel drug targets and drug candidates that regulate these targets. Our technology provides a new and rapid way to find novel drug targets and to validate the role of those targets in disease. We intend to develop a portfolio of novel drug candidates and commercialize the resulting drug products in partnership with corporate collaborators. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we begin to move drug candidates into and through preclinical and later stages of drug development and expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and capital asset lease financings. We received our first funding from our collaborative partners in December 1998. As of September 30, 2001, including both research funding and equity investments, we had received an aggregate of $56.9 million from our collaborative partners, including $12.1 million in the nine months ended September 30, 2001. As of September 30, 2001, our accumulated deficit was approximately $71.7 million.

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

                To date, we have entered into collaborations with three major pharmaceutical companies that are currently contributing to our revenues. On July 6, 2001, we expanded our collaboration with Novartis with the initiation of our angiogensis program. Pursuant to the expanded Novartis collaboration, we received a $4.0 million upfront payment from Novartis which will be taken to revenue ratably over the life of the contract. In addition, the expanded collaboration provides that the angiogensis research program will be carried out at Rigel and provides for research reimbursement over the next three years and milestones payments to Rigel.

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

                Under the terms of these collaborations, our partners have agreed to provide future research funding up to approximately $26.7 million over the next four years, $9.9 million of which is subject to possible cancellation. In addition, we may receive additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products.

                In order to maintain and increase proceeds from collaborations, we are addressing the exploration of new opportunities with existing and new potential collaborators. Our partnerships to date have generally focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Janssen Pharmaceutica has been expanded to also include both chemistry and compound high throughput screening. We expect to continue to engage in collaborations focused on the early stages of drug discovery. In addition, we currently anticipate that we will self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships will have an expanded focus and could include cell pathway mapping, high throughput screening, combinatorial and medicinal chemistry and/or pre-clinical evaluations. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered. The timing, the amount of funds received and the scope of any new collaboration are uncertain, and any compound collaboration will depend on the successful progress of clinical trials. New, expanded or larger collaborations will also be necessary to offset any decrease in proceeds as collaborations come to the end of their terms. Specifically, our collaboration with Janssen Pharmaceutica is a three-year agreement terminating on December 4, 2001, and our two-year collaboration with Pfizer, which has been extended one additional year, will terminate on January 31, 2002. Our Novartis programs are multiple-year agreements terminating in 2004 and 2005. As each collaboration reaches termination, the parties may evaluate the status of the collaboration and, if appropriate, seek to extend the collaboration agreement or negotiate alternative terms.

                We recognize revenues from our research collaboration agreements as earned upon the achievement of performance requirements of the agreements. In addition, these agreements provide for research funding for a specified number of full time researchers working on their associated projects. Payments received that are related to future performance are deferred and recognized as revenue as the related work is performed. As of September 30, 2001, we had deferred revenues of approximately $7.2 million.

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

                In September 2000, we entered into a Technology Transfer Agreement with Questcor Pharmaceuticals, Inc. and acquired the license and technology to a hepatitis C research program. Under the terms of this agreement, we paid a nonrefundable and noncreditable fee of $500,000, issued Questcor 83,333 shares of Series E preferred stock and will be responsible for satisfying certain milestones and royalties. We are also committed to invest a total of $2.0 million in research and development expenses over a two-year period through 2002. The agreement terminates upon the expiration of the last patent within the agreement.

Deferred Stock Compensation

                We recorded deferred stock compensation with respect to options granted to employees of approximately $4.9 million in the year ended December 31, 2000, and $0.3 million for the nine months ended September 30, 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes on the date these options were granted and the exercise price. These amounts have been reflected as components of stockholders' equity, and the deferred expense is being amortized to operations over the vesting period of the options, generally four to five years, using the graded vesting method. We amortized deferred stock compensation of $4.9 million in 2000, with $3.9 million recorded as research and development expense and $1.0 million as a general and administration expense. In the nine months ended September 30, 2001, we amortized deferred stock compensation of $2.1 million, with $1.7 million recorded as research and development expense and $0.4 million as a general and administration expense. At September 30, 2001, we had a total of $3.1 million remaining to be amortized over the vesting periods of the stock options.

Three Months Ended September 30, 2001 and 2000

                Revenues.  Contract revenues from collaborations were $4.2 million in the three months ended September 30, 2001, compared to $3.2 million in the three months ended September 30, 2000. The increase was primarily due to the commencement of the angiogensis program with Novartis on July 6, 2001.  Revenues consisted primarily of research support and amortization of fees earned from the continuation of our collaborations with Pfizer, Janssen Pharmaceutica and Novartis. We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

                Research and Development.  Research and development expenses remained flat at $8.6 million for both the three-month periods ended September 30, 2001 and 2000. These costs include the stock compensation credit of $0.1 million and expense of $2.1 million in the three months ended September 30, 2001 and 2000, respectively. Excluding the stock compensation expenses, our research and development expenses were $8.8 million and $6.5 million in the three-month periods ending September 30, 2001 and 2000, respectively. This quarter-to-quarter increase of $2.3 million was primarily attributable to employee costs associated with our increase in scientific headcount as well as outside contract research organization costs offset by a reduction in technology license fees.  In order to advance all of our non-partnered programs, including the advancement of some programs into preclinical and clinical stages of development, we expect research and development expenses to increase in future periods in connection with the addition of increased staffing and scientific program costs. In addition, our costs will increase with the advancement of our non-partnered programs into later stages of development. We also anticipate that research and development expenses may increase with the addition of new collaborations.

                General and Administrative Expenses.  For the three–month period ended September 30, 2001, general and administrative expenses increased nominally to $2.0 million from $1.9 million for the three–month period ended September 30, 2000. The general and administrative expenses in the three months ended September 30, 2001 and 2000 included $0.1 million and $0.3 million, respectively, related to the amortization of deferred stock in connection with options granted to employees. This increase, after excluding the effect of the amortization, was primarily attributable to increased employee headcount and infrastructure costs to support the growing research and development activities. We expect that general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

                Net Interest Income/(Expense).  Net interest income in the three months ended September 30, 2001 was $197,000, compared to a net interest expense of $14,000 in the three months ended September 30, 2000. Interest income increased to $437,000 in the three months ended September 30, 2001 from $208,000 in the comparable three months of 2000. The increase in interest income was due to the increased cash and investment balances resulting from our initial public offering in December of 2000. Interest expense, which results from our equipment financing agreements, was flat over the two periods.

Nine Months Ended September 30, 2001 and 2000

                Revenues.  Contract revenues from collaborations were $10.5 million in the nine months ended September 30, 2001, compared to $10.0 million in the nine months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 consisted of research support and amortization of fees earned from the continuation of our collaborations with Pfizer, Janssen Pharmaceutica and Novartis.

                Research and Development.  Research and development expenses decreased to $23.4 million in the nine months ended September 30, 2001 from $24.6 million in the nine months ended September 30, 2000. This decrease was due primarily to a reduction in stock compensation expense as the fair value of the variable options issued to outside consultants decreased. Excluding the impact of stock based compensation, our research and development expenses increased from $17.0 million in the nine months ended September 30, 2000 to $22.2 million in the nine months ended September 30, 2001. This increase was primarily attributable to the increase in our scientific headcount.

                General and Administrative Expenses.  For the nine-month periods ended September 30, 2001 and 2000, general and administrative expenses increased to $5.9 million from $5.0 million, respectively. This increase was primarily attributable to higher employee headcount and infrastructure costs to support the growing research and development activities. The general and administrative expenses in the nine-month periods ended September 30, 2001 and 2000 include expenses of $0.4 million and $0.8 million, respectively, related to the amortization of deferred stock compensation in connection with options granted to employees.

                Net Interest Income.  Net interest income in the nine months ended September 30, 2001 was $1,062,000, an increase of $1,044,000 from the net interest income of $18,000 in the nine months ended September 30, 2000. The increase in interest income is due to the increased cash and investment balances resulting from our initial public offering in December of 2000. Interest expense, which results from our equipment financing agreements, was flat over the two periods.

Liquidity and Capital Resources

                We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. As of September 30, 2001, we have received $93.1 million in gross proceeds from the sale of equity securities, including $20.0 million from collaborators, and have received $36.9 million in research funding from collaborators. In addition, as of September 30, 2001, we had financed the purchase of equipment and leasehold improvements totaling approximately $15.2 million through leases and loans.

                As of September 30, 2001, we had $37.3 million in cash, cash equivalents and available-for-sale securities, compared to $53.0 million as of December 31, 2000, a decrease of $15.7 million. The decrease was primarily attributable to the usage of $13.0 million for the funding of operations, the investment of $2.6 million in capital equipment and the usage of $2.5 million for payments associated with our equipment financing agreements. These payments were offset by the receipt of $1.7 million from our equipment financing arrangements and the proceeds of $0.6 million from the sale of equity securities.

                As of September 30, 2001, we had $8.0 million in capitalized lease obligations in association with our financed purchase of equipment and leasehold improvements.  All our equipment financing agreements are secured by the equipment financed, bear interest rates ranging from 7% to 15% and are due in monthly installments through 2005. In addition, three of these agreements have balloon payments at the end of each loan term.

                In December 2000, we received approximately $35.6 million, net of issuance costs, in connection with our initial public offering of common stock at $7.00 per share and $10.0 million from the exercise of our right within the Novartis collaboration agreement to have Novartis purchase shares of our common stock in a private placement concurrent with the initial public offering at $7.00 per share. We believe that our existing capital resources, together with the proceeds from future and current collaborations, will be sufficient to support our current operating plan for at least the next 15 months. In the uncertain markets at the time of our initial public offering, the net proceeds to the Company from the initial public offering were less than originally intended. We, therefore, do anticipate efforts to raise additional equity capital within the next 12 months. Our future capital uses and requirements depend on numerous forward–looking factors. These factors include, but are not limited, to the following:

            •             our ability to maintain our existing collaboration partnerships;

            •             our ability to establish new collaborations and the scope of these new collaborations;

            •             the progress and number of research programs carried out at Rigel;

            •             the progress of the development efforts of our collaborators;

            •             our ability to meet the payment–triggering milestones identified in our collaborative agreements;

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

                Due in large part to the significant research and development expenditures required to identify and validate new drug candidates and move our programs toward later stages of drug development, we have not been profitable and have generated operating losses since we were incorporated in June 1996. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations. As of September 30, 2001, we had an accumulated deficit of approximately $71.7 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities, incur significant clinical and testing costs and expand our facilities. Moreover, our losses are expected to continue even if our current research projects are able to successfully identify potential drug targets. If the time required to generate revenues and achieve profitability is longer than anticipated or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

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

                Our business plan contemplates that we will need to generate meaningful revenue from royalties and licensing agreements. To date, we have not yet received any revenue from royalties for the sale of commercial drugs, and we do not know when we will receive any such revenue, if at all. Likewise, we have not licensed any lead compounds or drug development candidates to third parties, and we do not know whether any such license will be entered into on acceptable terms in the future, if at all.

                We are unable to predict when, or if, we will become profitable, and even if we are able to achieve profitability at any point in time, we do not know if our operations will be able to maintain profitability during any future periods.

There is a high risk that early–stage drug discovery and development might not successfully generate good drug candidates.

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

                Commercialization of our product candidates depends upon successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential products. It may take us or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Moreover, if and when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. There is also a risk that competitors and third parties may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products, as well as the potential risk that our products may not be accepted by the marketplace.

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

                Although we have established several collaborative arrangements and various license agreements, we do not know if we will be able to establish additional arrangements, or whether current or any future collaborative arrangements will ultimately be successful. For example, there have been, and may continue to be, a significant number of recent business combinations among large pharmaceutical companies that have resulted and may continue to result in a reduced number of potential future corporate collaborators, which may limit our ability to find partners who will work with us in developing and commercializing our drug targets. If business combinations involving our existing corporate collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our corporate collaborations.

We will need additional capital in the future to sufficiently fund our operations and research.

                We will require additional financing in the future to fund our operations. Our operations require significant additional funding in large part due to our research and development expenses, future preclinical and clinical–testing costs, the expansion of our facilities and the absence of any meaningful revenues over the foreseeable future. The amount of future funds needed will depend largely on the success of our collaborations and our research activities, and we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our infrastructure and research and development activities.

                We believe that our existing capital resources, together with the proceeds from future and current collaborations, will be sufficient to support our current operations for at least the next 15 months. Nonetheless, our future funding requirements will depend on many factors, including, but not limited to:

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

                Our success will depend to a large part on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. Seven U.S. patents have been issued to us as of September 30, 2001, and we have numerous applications in the U.S. and abroad awaiting approval. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies' patents.

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

                Pharmexa (formerly M&E Biotech) has notified us that they have received patent protection in some European countries and Australia for a process they assert is similar to certain aspects of our technologies. Pharmexa has notified us of its belief that we have infringed, and are contributorily infringing, certain claims of that European patent. In June 2001, we commenced administrative proceedings to oppose Pharmexa's European patent. Earlier in the year, Pharmexa commenced an administrative proceeding to oppose our Australian patent. Legal proceedings with respect to these patents could be lengthy, costly and require significant management time and other resources which could adversely affect the pursuit of scientific and business goals. In addition, any such legal action could result in the award of damages or a court order preventing us from using the technology covered by the Pharmexa patent. In addition, any license or other transfer of rights to the patent by Pharmexa to a third party could adversely impact our ability to obtain a license to the patent.  In the event we desire to seek a license to the patent, we may not be able to obtain a license on acceptable terms.  Furthermore, such failure might adversely impact our collaborations with European partners or may materially adversely affect our business in the jurisdictions that may be covered by the patent protection. We are also aware that Pharmexa has sought patent protection in other countries, including the U.S., and has the option to seek patent protection in other parts of the world. If Pharmexa were to receive such patent protection, it might conflict with or overlap with the patent rights we are pursuing. We currently do not, and do not plan to, operate in any country outside the United States.

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

                We have experienced a period of rapid and substantial growth that has placed and will continue to place a strain on our human and capital resources. The number of our employees increased from 31 at December 31, 1997, to 143 at September 30, 2001. Our ability to manage our operations and growth effectively requires us to continue to use funds to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to manage this growth effectively, our losses will increase.

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

Our ability to generate revenues will be diminished if our collaborative partners fail to obtain acceptable prices or an adequate level of reimbursement for products from third–party payors.

                The drugs we hope to develop may be rejected by the marketplace due to many factors, including cost. Our ability to commercially exploit a drug may be limited due to the continuing efforts of government and third–party payors to contain or reduce the costs of health care through various means. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will likely continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that any of our collaborators would receive for any products in the future. Further, cost control initiatives could adversely affect our collaborators' ability to commercialize our products and our ability to realize royalties from this commercialization.

  Our ability to commercialize pharmaceutical products with collaborators may depend, in part, on the extent to which reimbursement for the products will be available from:

            •             government and health administration authorities;

            •             private health insurers; and

            •             other third–party payors.

                Significant uncertainty exists as to the reimbursement status of newly–approved healthcare products. Third–party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third–party payors increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third–party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other third–party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

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

                Being a small company with only 143 employees as of September 30, 2001, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Although we generally have not experienced problems retaining key employees, our employees can terminate their employment with us at any time. We also expect to encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could impede significantly the achievement of our research and development objectives.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest  may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In 2000 and the first nine months of 2001, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided. We have not invested in derivative investments and our investment policy does not allow for investments in derivative investments in the future.

                We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

                Our Registration Statement on Form S-1 (No. 333-45864), as amended, with respect to our initial public offering was declared effective by the SEC on November 28, 2000. We received net proceeds of approximately $35,560,000 after deducting offering expenses of $3,990,000, including underwriting discounts and commissions of $2,768,000 and other offering expenses of $1,222,000. We intend to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital and capital lease obligations. Rigel continually assesses the specific uses and allocations for these funds. As of September 30, 2001, approximately $35.6 million of the net proceeds remained available and were primarily invested in short-term marketable securities.

Item 6. Exhibits and Reports on Form 8-K.

                a)             Exhibits:

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

                b)            Reports on Form 8-K:

No reports on Form 8-K were filed during the three–month period ended September 30, 2001.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES H. WELCH
James H. Welch Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)
Date:	November 13, 2001

INDEX TO EXHIBITS

Exhibit Number

Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen Common Stock Certificate. (1)
10.18*	Second Amendment, dated July 6, 2001, to the Collaboration Agreement between Rigel and Novartis Pharma AG.
10.19*

License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as first amended and restated on March 26, 2001 and again amended and restated on July 1, 2001.

*              Confidential treatment requested for certain portions of this exhibit, which is filed herewith.

(1)           Filed with Rigel's Registration Statement on Form S-1, as amended (No. 333-45864), and incorporated herein by reference.