Form 10-Q
period 2002-03-31
RIGEL PHARMACEUTICALS INC
filed 2002-05-14
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

 (650) 624-1100

 (Registrant’s telephone number, including area code)

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                As of May 1, 2002, there were 45,314,663 shares of the Registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2002	2001
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$29,473	$11,488
Available-for-sale securities	28,062	21,927
Accounts receivable	2,529	1,153
Prepaid expenses and other current assets	3,602	1,965
Total current assets	63,666	36,533

Property and equipment, net	8,913	8,440
Other assets.	1,580	1,475
	$74,159	$46,448

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,283	$1,952
Accrued compensation	1,020	671
Accrued liabilities	2,648	1,104
Deferred revenue	4,425	3,264
Capital lease obligations	3,292	3,171
Total current liabilities	15,668	10,162

Capital lease obligations	3,752	4,243
Long-term portion of deferred revenue	1,867	2,240
Other long-term liabilities	647	862

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,301,163 and 37,732,209 shares issued and outstanding on March 31, 2002 and December 31, 2001, respectively	45	38
Additional paid-in capital	140,293	109,095
Deferred stock compensation	(1,935)	(2,452)
Accumulated other comprehensive (loss) income	(22)	44
Accumulated deficit	(86,156)	(77,784)
Total stockholders’ equity	52,225	28,941
	$74,159	$46,448

Note (1) The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2002	2001
	(unaudited)
Revenues:
Contract revenues from collaborations	$4,098	$3,194

Costs and expenses:
Research and development	10,091	5,977
General and administrative	2,444	1,961
	12,535	7,938
Loss from operations	(8,437)	(4,744)
Interest income	294	699
Interest expense	(229)	(115)
Net loss	$(8,372)	$(4,160)
Net loss per share, basic and diluted.	$(0.19)	$(0.11)
Weighted average shares used in computing net loss per common share, basic and diluted.	43,312	36,901

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2002	2001
	(unaudited)
Operating activities:
Net loss	$(8,372)	$(4,160)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization	1,242	817
Amortization of deferred stock compensation	480	1,089
Noncash stock compensation recovery	(47)	(1,185)
Issuances of equity instruments for noncash benefits	4	—
Changes in assets and liabilities:
Accounts receivable	(1,376)	(857)
Prepaid expenses and other current assets	(185)	(222)
Other assets	(43)	—
Accounts payable	2,331	(56)
Accrued compensation	349	99
Accrued liabilities	92	(269)
Deferred revenue	788	(257)
Other long-term liabilities	(215)	88
Net cash used in operating activities	(4,952)	(4,913)

Investing activities:
Purchase of available-for-sale securities	(13,076)	(25,355)
Maturities of available-for-sale securities	6,875	3,965
Capital expenditures	(1,715)	(1,315)
Net cash used in investing activities	(7,916)	(22,705)

Financing activities:
Proceeds from capital lease financing	540	581
Principal payments on capital lease obligations	(910)	(896)
Net proceeds from issuances of common stock	31,223	46
Net cash provided by (used in) financing activities	30,853	(269)

Net increase (decrease) in cash and cash equivalents	17,985	(27,887)
Cash and cash equivalents at beginning of period	11,488	49,030
Cash and cash equivalents at end of period	$29,473	$21,143

See accompanying notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

 (unaudited)

1. Nature of operations

                Rigel Pharmaceuticals, Inc. (“Rigel” or the “Company”) was incorporated in the state of Delaware on June 14, 1996. The Company is engaged in the discovery and development of a broad range of new small molecule drug candidates.

2. Basis of presentation

                The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of Rigel’s management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, which Rigel considers necessary to fairly state the Company’s financial position and the results of its operations and its cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The balance sheet at December 31, 2001 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

                These condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  Stockholders are encouraged to review the Form 10-K for a broader discussion of the Company’s business and the opportunities and risks inherent in the Company’s business. Copies of the Form 10-K are available from the Company upon request.

                Comprehensive loss did not materially differ from the net loss as reported.

3. Net loss per share

                Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive.

4. Revenue recognition

                Non-refundable, up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods of continuing involvement, generally the research term.

                Revenues related to collaborative research with the Company’s corporate collaborators are recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result if the Company were not to incur the required level of effort during a specific period in comparison to funds received under the respective contracts.

                Milestones are recognized pursuant to collaborative agreements upon the achievement of these specified at-risk milestones.

                Royalties will be recognized as earned in accordance with the contract terms when the third-party results are reliably measurable and collectibility is reasonably assured.

5. Equity financing

                During January 2002, the Company issued 7,000,000 shares of common stock in a registered direct offering to certain institutional investors at a price of $4.50 per share under the Company’s shelf registration statement. The Company received net proceeds of approximately $29.4 million after deducting commissions and offering costs.  During February 2002, the Company issued 465,117 shares of common stock in a registered direct offering to a certain institutional investor at a price of $4.30 per share under the Company’s shelf registration statement. The Company received net proceeds of approximately $1.8 million after deducting commissions and offering costs.

6. Equipment financing

                 In January 2002, the Company entered into an additional equipment lease line agreement for an aggregate total of $2,000,000. The Company also issued a warrant to purchase 23,810 shares of common stock at an exercise price of $4.20 per share in conjunction with the agreement.  The fair market value of this warrant, as determined by the Black-Scholes valuation model, was approximately $66,000.  This amount has been capitalized in other long-term assets and will be amortized into expense over the payment periods of the obligation.  As of March 31, 2002, the Company had utilized $540,000 of this lease line. The Company has the ability to draw down on this facility up to August 2002.  The lease period for this facility is three years with the interest on each lease line fixed at the time of draw down.  As of March 31, 2002, the average interest rate on outstanding obligations was 11.5%.  Obligations under this lease line are secured by assets financed under the leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2001 audited financial statements and accompanying notes included in our 2001 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may occur in future periods.

                Except for the historical information contained herein, the following discussion contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results and the timing of events could differ significantly from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors,” as well as those discussed elsewhere in this report and in our 2001 Annual Report on Form 10-K as filed with the SEC. Rigel undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

                We are a drug discovery and development company that uses advanced functional genomics tools to discover novel drug targets that can be used to develop orally administered small molecule drugs. Our technology is designed to identify molecules that play an important role in regulating a human cell’s response to disease by testing a very large number of proteins in a very large number of cells to determine which proteins will change a cell’s response to the disease. Rigel has ten product development programs underway at Rigel with five programs being our proprietary programs in the product development areas of asthma/allergy, rheumatoid arthritis and inflammatory bowel disease, cancerous tumor growth and hepatitis C. We expect to begin clinical trials during 2002 with one or more drug candidates from these five programs. In addition to the Rigel-owned programs, we have five programs in connection with our corporate partners in the product development areas of asthma/allergy, autoimmunity, transplant rejection and two programs in cancerous tumor growth. With our support, one of our partners is conducting an additional program in chronic bronchitis at their location. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we begin to move drug candidates into and through preclinical and clinical stages of drug development and expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and capital asset lease financings. We received our first funding from our collaborative partners in December 1998.  As of March 31, 2002, including both research funding and equity investments, we had received an aggregate of $65.5 million from our collaborative partners, including $3.4 million in the three months ended March 31, 2002. As of March 31, 2002, our accumulated deficit was approximately $86.2 million.

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

                On July 6, 2001, we expanded our collaboration with Novartis with the initiation of our angiogenesis program, the fourth and final program in our Novartis collaboration. Pursuant to the expanded Novartis collaboration, we received a $4.0 million upfront payment from Novartis, which will be recognized as revenue ratably over the life of the contract. In addition, the expanded collaboration provides that the angiogenesis research program will be carried out at Rigel, and provides for research reimbursement over the next three years and includes potential future milestones and royalty payments to Rigel. In conjunction with the original collaboration, Novartis paid $4.0 million for 2,000,000 shares of our series D preferred stock that converted to 2,000,000 shares of common stock upon the completion of our initial public offering. The original collaboration also allowed for an additional equity investment by Novartis of up to $10.0 million that was callable by us until our initial public offering. We exercised this right and sold to Novartis 1,428,571 shares of common stock at $7.00 per share concurrent with the closing of the our initial public offering. As of March 31, 2002, Novartis still held all 3,428,571 of these shares.

                In December 2001, Johnson & Johnson elected to extend the research phase of our collaboration for an additional two years, resulting in additional research reimbursement through the end of 2003 of approximately $5.0 million.

                In February 2002, the research phase of our collaboration with Pfizer concluded with Pfizer accepting a total of seven validated targets. Under our collaboration with Pfizer, these validated targets will continue through the drug discovery and development process at Pfizer.

                A summary of these partnerships is as follows:

Partner	Research Program	Commencement Date
Johnson & Johnson	Tumor Growth—Cell Cycle Inhibition	December 4, 1998
Pfizer	Asthma/Allergy—IgE Production in B Cells	January 31, 1999
Novartis	Transplant Rejection—T Cell Activation	May 26, 1999
	Autoimmunity Disease—B Cell Activation	August 1, 1999
	Chronic Bronchitis (conducted at Novartis)	January 1, 2000
	Tumor Growth—Inhibition of Tumor Angiogensis	July 6, 2001

                Under the terms of these collaborations, our partners have agreed to provide future research funding up to approximately $23.0 million over the next three years, $9.7 million of which is subject to possible cancellation. In addition, we may receive additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products.

                In order to maintain and increase proceeds from collaborations, we are exploring new opportunities with existing and new potential collaborators. Our partnerships to date have generally focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Johnson & Johnson has been expanded to also include both chemistry and compound high-throughput screening. We expect to continue to engage in collaborations focused on the early stages of drug discovery. In addition, we currently anticipate that we will self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships will have an expanded focus and could include cell pathway mapping, high-throughput screening, combinatorial and medicinal chemistry, pre-clinical evaluations and/or clinical development. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered. The timing, the amount of funds received and the scope of any new collaboration are uncertain, and any compound collaboration will depend on the successful progress of clinical trials. New, expanded or larger collaborations will also be necessary to offset any decrease in proceeds as collaborations come to the end of their terms. Our Novartis programs are multiple-year agreements with the research phases terminating in 2004 and 2005, while the Johnson & Johnson collaboration concludes its research phase in 2004. As each collaboration reaches the conclusion of its research phase, the parties may evaluate the status of the collaboration and, if appropriate, seek to extend the research phase of the collaboration agreement or negotiate alternative terms.

Critical Accounting Policies and the Use of Estimates

                Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to terms of the research collaborations, investments, stock compensation, impairment issues, the estimated useful life of assets, income taxes, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

                Revenues resulting from the achievement of milestones are recognized pursuant to collaborative agreements upon the accomplishment of these specified at-risk milestones.

                Royalties will be recognized as earned in accordance with the contract terms when the third-party results are reliably measurable and collectibility is reasonably assured.

Stock-based Compensation

                We recorded no deferred stock compensation with respect to options granted to employees in the first three months of 2002 and approximately $0.3 million for the three months ended March 31, 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes on the date these options were granted and the exercise price. These amounts have been reflected as components of stockholders’ equity, and the deferred expense is being amortized to operations over the vesting period of the options, generally four to five years, using the graded vesting method. We amortized deferred stock compensation of $0.5 million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, we had a total of $1.9 million remaining to be amortized over the remaining vesting periods of the stock options.

                In addition to the amortization of the deferred stock compensation, we also record charges associated with options granted to consultants in accordance with accounting principles generally accepted in the United States that involve the periodic revaluation of outstanding unvested consultant options based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price. We recognized stock-based compensation recovery for revaluation of consultant options of  $47,000 for the three months ended March 31, 2002.  We recognized stock-based compensation recovery for revaluation of consultant options of $1.2 million for the three months ended March 31, 2001. Even though the number of unvested outstanding options issued to consultants continues to decline, we expect to see continued fluctuations in the future as a portion of these options are revalued based on the current market price of our common stock through the application of the graded vesting method.

Three Months Ended March 31, 2002 and 2001

                Revenues.  Contract revenues from collaborations were $4.1 million and $3.2 million for the three months ended March 31, 2002 and 2001, respectively.  Revenues in both three-month periods consisted of research support and amortization of upfront fees from the continuation of our collaborations with Novartis, Johnson & Johnson and Pfizer.  In the three months ended March 31, 2002, revenues included milestone payments for targets delivered and accepted in accordance with our  Pfizer collaboration. The increase in 2002 revenues of $0.9 million was primarily due to the commencement of the angiogenesis program with Novartis in July 2001 and milestones achieved in the Pfizer collaboration. We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

                Research and Development.  Research and development expenses were $10.1 million and $6.0 million for the three months ended March 31, 2002 and 2001, respectively.  The increase of $4.1 million reflects primarily our progress of building our drug development infrastructure, the addition of both drug development and research headcount, increased outside contract efforts and increased preclinical activities as Rigel prepares for commencing clinical trials in 2002.  We expect research and development expenses to increase significantly in future periods, particularly as we move our solely-owned product candidates through pre-clinical activities and into clinical trials.

                The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products.  In general, biopharmaceutical-development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animals and Phase I, II and III clinical studies in humans—each of which is typically more expensive than the previous step. Success in development therefore results in increasing expenditures. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, patent filings, sponsored research and allocated facility costs. Future research and development expenses will also include costs related to clinical trials.

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

                General and Administrative Expenses.  General and administrative expenses were $2.4 million and $2.0 million for the three months ended March 31, 2002 and 2001, respectively. The increase was primarily attributable to higher employee costs and greater infrastructure costs to supporting the growing research and development activities.  We expect that general and administrative expenses will increase in the future to support the continued growth of our research and development efforts as our products move into clinical trials.

                Net Interest Income.  Net interest income was $65,000 and $584,000 in the three months ended March 31, 2002 and 2001, respectively.  Interest income results from our interest-bearing balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset purchases. The decrease in net interest income in 2002 was due to the reduction in interest rates on our owned securities and a higher balance on our capital lease obligations.

Liquidity and Capital Resources

                We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. As of March 31, 2002, we had received $126.1 million in gross proceeds from the sale of equity securities, including $20.0 million from collaborators, and had received $45.5 million in research funding from collaborators. In addition, as of March 31, 2002, we had financed, through leases and loans, the purchase of equipment and leasehold improvements totaling approximately $15.7 million.

                As of March 31, 2002, we had $57.5 million in cash, cash equivalents and available-for-sale securities, as compared to $33.4 million as of December 31, 2001, an increase of  $24.1 million. The increase was attributable to proceeds of  $31.2 million, net of commissions and offering costs, from the sale of 7,465,117 shares of our common stock to certain institutional investors in two offerings in January and February 2002 under our shelf registration statement.  We also invested $1.7 million in capital equipment and tenant improvements and had debt service payments of $0.9 million in conjunction with our equipment financing arrangements. These payments were offset by $0.5 million of proceeds from lease financings.

                As of March 31, 2002, we had $7.0 million in capital lease obligations associated with our financed purchase of equipment and leasehold improvements. Also, as of March 31, 2002, we had $1.5 million available for draw down on one of our financing arrangements that was secured in January of 2002. All equipment financing agreements are secured by the equipment financed, bear interest rates in a range of 7% to 15% and are due in monthly installments through 2005. In addition, three of these agreements have balloon payments at the end of each loan term, while the fourth agreement allows us to purchase the assets financed at the fair market value or 20% of the original acquisition cost at the end of the financing term.

                In May 2001, we entered into a 15-year non-cancelable lease for future research and office facilities, consisting of approximately 147,000 square feet in South San Francisco, California. Under the terms of this lease, we expect to occupy these new facilities in late 2002 and will concurrently terminate our lease of our current facilities at 240 East Grand Avenue in South San Francisco. The future research and office facilities are currently under construction as a build-to-suit facility. We are obligated to fund approximately $18.0 million of the total tenant improvement obligations. Of this amount, we have incurred approximately $1.2 million in pre-construction and construction costs associated with our new facility through March 31, 2002. These costs are currently being capitalized on our balance sheet as construction-in-progress, a component of property and equipment. These leasehold improvements will be amortized ratably over the term of the lease, which is 15 years, upon occupation of the buildings. We are in the process of securing additional debt financing to meet the majority of our tenant improvement obligations for the new facility.

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

                We believe that our existing capital resources together with the proceeds from current and future collaborations and tenant improvement financings, will be sufficient to support our current operating plan for at least the next 18 months.  We will require additional financing in the future to fund our operations.  Our future funding requirements will depend on many factors, including, but not limited to:

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

                In addition, we are constantly reviewing potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses. For the next several years, we do not expect the cash generated from our operations to generate the amount of cash required by our future cash needs.  In December 2001, we filed a registration statement on Form S-3 to offer and sell equity and debt securities in one or more offerings up to a total dollar amount of $50 million.  Currently, approximately $16.5 million remains available on the Form S-3, and we have no current commitments to offer and sell any securities that may be offered and sold pursuant to such registration statement.  We expect to finance future cash needs through strategic collaborations, debt financing and the sale of equity securities. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result.

Risk Factors

An investment in our securities is risky. Prior to making a decision about investing in our securities you should carefully consider the following risks, as well as the other information contained in this quarterly report filed on Form 10-Q.  If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.  If any of these additional risks or uncertainties occurs, the trading price of our common stock could decline, and you might lose all or part of your investment.

Our success as a company is uncertain due to our limited operating history, our history of operating losses and the uncertainty of future profitability.

                Due in large part to the significant research and development expenditures required to identify and validate new drug candidates and advance our programs toward later stages of development, we have not been profitable and have generated operating losses since we were incorporated in June 1996. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations. As of March 31, 2002, we had an accumulated deficit of approximately $86.2 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities, incur significant clinical and testing costs and expand our facilities. Moreover, our losses are expected to continue even if our current research projects are able to successfully identify potential drug targets. If the time required to generate revenues and achieve profitability is longer than anticipated or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

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

                To date, most of our revenues have been related to the research phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is partially offset by corresponding research costs. Following the completion of the research phase of each collaborative agreement, additional revenue may come only from milestone payments and royalties, which may not be paid, if at all, until some time well into the future. The risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of revenue from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. In late 2001, we recorded the first revenue from achievement of milestones in both the Pfizer and Johnson & Johnson collaborations. Under many agreements, milestone payments may not be earned until the collaborator has advanced products into clinical testing, which may never occur or may not occur until some time well into the future. We may not recognize revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, which could harm our business and have an immediate adverse effect on the trading price of our stock.

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

                We believe that our existing capital resources together with the proceeds from current and future collaborations and tenant improvement financings, will be sufficient to support our current operating plan for at least the next 18 months. We will require additional financing in the future to fund our operations. Our future funding requirements will depend on many factors, including, but not limited to:

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

                Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. Eight U.S. patents have been issued to us as of May 1, 2002, and we have numerous applications in the U.S. and abroad awaiting approval. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

                Pharmexa (formerly M&E Biotech) has notified us that they have received patent protection in some European countries and Australia for a process they assert is similar to certain aspects of our technologies. Pharmexa has notified us of its belief that we have infringed, and are contributorily infringing, certain claims of that European patent. In June 2001, we commenced administrative proceedings to oppose Pharmexa’s European patent. Earlier in the year, Pharmexa commenced an administrative proceeding to oppose our Australian patent. Legal proceedings with respect to these patents could be lengthy, costly and require significant management time and other resources, which could adversely affect the pursuit of scientific and business goals. In addition, any such legal action could result in the award of damages or a court order preventing us from using the technology covered by the Pharmexa patent. In addition, any license or other transfer of rights to the patent by Pharmexa to a third party could adversely impact our ability to obtain a license to the patent. In the event we desire to seek a license to the patent, we may not be able to obtain a license on acceptable terms. Furthermore, such failure might adversely impact our collaborations with European partners or may materially adversely affect our business in the jurisdictions that may be covered by the patent protection. We are also aware that Pharmexa has sought patent protection in other countries, including the U.S., and has the option to seek patent protection in other parts of the world. If Pharmexa were to receive such patent protection, it might conflict with or overlap with the patent rights we have under U.S. Patent No. 6,153,380 and others we are pursuing. We currently do not, and do not plan to, operate in any country other than the United States.

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

                We have experienced a period of rapid and substantial growth that has placed, and will continue to place, a strain on our human and capital resources. The number of our employees increased from 31 at December 31, 1997 to 160 at March 31, 2002. Our ability to manage our operations and growth effectively requires us to continue to use funds to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to manage this growth effectively, our losses will increase.

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

                We believe that our ability to compete is dependent, in part, upon our ability to create, maintain and license scientifically-advanced technology and upon our and our strategic partners’ ability to develop and commercialize pharmaceutical products based on this technology, as well as our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon our technology. The failure by us or any of our collaborators in any of those areas may prevent the successful commercialization of our potential drug targets.

                Our competitors might develop technologies and drugs that are more effective or less costly than any that are being developed by us or that would render our technology and potential drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory agencies for drug candidates more rapidly. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay or prevent our ability to market certain products. Any drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, might not be able to compete successfully with competitors’ existing or future products or products under development or obtain regulatory approval in the United States or elsewhere.

Our ability to generate revenues will be diminished if our collaborative partners fail to obtain acceptable prices or an adequate level of reimbursement for products from third-party payors.

                The drugs we hope to develop may be rejected by the marketplace due to many factors, including cost. Our ability to commercially exploit a drug may be limited due to the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will likely continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that any of our collaborators would receive for any products in the future. Further, cost control initiatives could adversely affect our collaborators’ ability to commercialize our products and our ability to realize royalties from this commercialization.

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

                Being a small company with only 160 employees as of March 31, 2002, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Although we generally have not experienced problems retaining key employees, our employees can terminate their employment with us at any time. We also expect to encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could impede significantly the achievement of our research and development objectives.

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

                Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 47% of our common stock, based on their beneficial ownership as of April 16, 2002. Accordingly, they collectively will have the ability to significantly affect the election of all of our directors and the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

•                  authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In 2001 and the first three months of 2002, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

                We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

c)                                      On January 24, 2002, we issued a warrant to purchase 23,810 shares of common stock at an exercise price of $4.20 per share to TBCC Funding Trust II in connection with the execution of an equipment lease line agreement.  The warrant was issued in a private transaction pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act.

d)                                     Our Registration Statement on Form S-1 (No. 333-45864), as amended, with respect to our initial public offering was declared effective by the SEC on November 28, 2000. We received net proceeds of approximately $35,560,000 after deducting offering expenses of $3,990,000, including underwriting discounts and commissions of $2,768,000 and other offering expenses of $1,222,000. We intend to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital and capital lease obligations. Rigel continually assesses the specific uses and allocations for these funds. As of March 31, 2002, approximately $25.9 million of the net proceeds remained available and were primarily invested in short-term marketable securities.

Item 6. Exhibits and Reports on Form 8-K.

                                                a)             Exhibits:

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

                                                b)            Reports on Form 8-K:

On January 16, 2002, Rigel filed a Current Report on Form 8-K announcing the sale of 7,000,000 shares of common stock.

On February 14, 2002, Rigel filed a Current Report on Form 8-K announcing the sale of 465,117 shares of common stock.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES H. WELCH
James H. Welch Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)
Date:	May 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen Common Stock Certificate. (1)
4.8	Warrant issued to TBCC Funding Trust II for the purchase of common stock.

 (1)                               Filed with Rigel’s Registration Statement on Form S-1, as amended (No. 333-45864), and incorporated herein by reference.