Form 10-Q
period 2002-06-30
RIGEL PHARMACEUTICALS INC
filed 2002-08-14
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .

Commission File Number 0-29889

Rigel Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3248524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 East Grand Avenue	94080
South San Francisco, CA	(Zip Code)
(Address of principal executive offices)

(650) 624-1100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of August 1, 2002, there were 45,510,736 shares of the Registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,077	$11,488
Available-for-sale securities	25,574	21,927
Accounts receivable	1,763	1,153
Prepaid expenses and other current assets	5,449	1,965
Total current assets	52,863	36,533

Property and equipment, net	9,524	8,440
Other assets	1,669	1,475
	$64,056	$46,448

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,706	$1,952
Accrued compensation	836	671
Accrued liabilities	5,233	1,104
Deferred revenue	3,778	3,264
Capital lease obligations	3,704	3,171
Total current liabilities	16,257	10,162

Capital lease obligations	3,465	4,243
Long-term portion of deferred revenue	1,333	2,240
Other long-term liabilities	431	862

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,467,820 and 37,732,209 shares issued and outstanding on June 30, 2002 and December 31, 2001, respectively	45	38
Additional paid-in capital	140,579	109,095
Deferred stock compensation	(1,467)	(2,452)
Accumulated other comprehensive (loss) income	15	44
Accumulated deficit	(96,602)	(77,784)
Total stockholders’ equity	42,570	28,941
	$64,056	$46,448

Note (1)   The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues:
Contract revenues from collaborations	$4,337	$3,123	$8,435	$6,317

Costs and expenses:
Research and development	12,066	8,787	22,157	14,764
General and administrative	2,761	1,933	5,205	3,894
	14,827	10,720	27,362	18,658
Loss from operations	(10,490)	(7,597)	(18,927)	(12,341)
Interest income	266	526	560	1,226
Interest expense	(222)	(244)	(451)	(360)
Net loss	$(10,446)	$(7,315)	$(18,818)	$(11,475)
Net loss per share, basic and diluted	$(0.23)	$(0.20)	$(0.42)	$(0.31)
Weighted average shares used in computing net loss per common share, basic and diluted	45,339	37,094	44,337	36,998

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2002	2001
	(unaudited)
Operating activities:
Net loss	$(18,818)	$(11,475)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,453	1,700
Amortization of deferred stock compensation	734	1,693
Noncash stock compensation recovery	(10)	(4)
Issuances of equity instruments for noncash benefits	9	—
Changes in assets and liabilities:
Accounts receivable	(610)	150
Prepaid expenses and other current assets	88	(395)
Other assets	(136)	(539)
Accounts payable	754	41
Accrued compensation	165	(118)
Accrued liabilities	556	(238)
Deferred revenue	(393)	(1,193)
Other long-term liabilities	(431)	65
Net cash used in operating activities	(15,639)	(10,313)

Investing activities:
Purchase of available-for-sale securities	(23,001)	(34,753)
Maturities of available-for-sale securities	19,325	3,965
Capital expenditures	(3,536)	(1,953)
Net cash used in investing activities	(7,212)	(32,741)

Financing activities:
Proceeds from capital lease financing	1,564	1,748
Principal payments on capital lease obligations	(1,809)	(1,693)
Net proceeds from issuances of common stock	31,685	483
Net cash provided by financing activities	31,440	538

Net increase (decrease) in cash and cash equivalents	8,589	(42,516)
Cash and cash equivalents at beginning of period	11,488	49,030
Cash and cash equivalents at end of period	$20,077	$6,514

See accompanying notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Nature of operations

Rigel Pharmaceuticals, Inc. (“Rigel” or the “Company”) was incorporated in the state of Delaware on June 14, 1996. The Company is engaged in the discovery and development of a broad range of new small molecule drug candidates.

2. Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of Rigel’s management, these unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, which Rigel considers necessary to fairly state the Company’s financial position and the results of its operations and its cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The balance sheet at December 31, 2001 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

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

3. Net loss per share

Basic earnings per share excludes any dilutive effects of options or warrants. The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive.

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

6. Equipment financing

In January 2002, the Company entered into an additional equipment lease line agreement for an aggregate total of $2.0 million. The Company also issued a warrant to purchase 23,810 shares of common stock at an exercise price of $4.20 per share in conjunction with the agreement.  The fair market value of this warrant, as determined by the Black-Scholes valuation model, was approximately $66,000.  This amount has been capitalized in other long-term assets and will be amortized into expense over the payment periods of the obligation.  As of June 30, 2002, the Company had utilized $1,565,000 of this lease line. The Company has the ability to draw down on this facility up through August 2002.  The lease period for this facility is three years with the interest rate on each lease line fixed at the time of draw down.  As of June 30, 2002, the average interest rate on outstanding obligations was 11.5%.  Obligations under this lease line are secured by assets financed under the leases.

7. Subsequent events

Tenant improvements and equipment financing

On July 12, 2002, the Company entered into a tenant improvement and equipment lease line agreement for an aggregate total of $15.0 million. The Company also issued a warrant to purchase 138,889 shares of common stock at an exercise price of $2.70 per share in conjunction with the agreement.  The fair market value of this warrant, as determined by the Black-Scholes valuation model, will be capitalized in other long-term assets and amortized into expense over the payment periods of the obligation.  The Company has the ability to draw down on this facility through July 2003.  There are certain financial covenants that must be maintained under this agreement.

New research agreement

On August 1, 2002, the Company entered into a three-year collaborative research agreement with Daiichi Pharmaceuticals (“Daiichi”) to discover and develop drug candidates related to a specific protein degradation target.   Under the terms of the agreement, the initial stages of the collaboration will focus on the development of the assay for this specific target and the initiation of high-throughput screening to identify small molecules with therapeutic oncology applications.  Upon signing of the agreement, Daiichi was obligated to pay a one-time, non-refundable, non-creditable up front fee.  Under the terms of the agreement, Daiichi will provide support for research for three years, as well as payment for various milestones and royalties if certain conditions are met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2001 audited financial statements and accompanying notes included in our 2001 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may occur in future periods.

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

We received our first funding from our collaborative partners in December 1998.  As of June 30, 2002, including both research funding and equity investments, we have received cash proceeds totaling an aggregate of $69.1 million from our collaborative partners, including $7.0 million in the six months ended June 30, 2002. As of June 30, 2002, our accumulated deficit was approximately $96.6 million.

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

To date, we have entered into collaborations with four major pharmaceutical companies: Johnson & Johnson, Pfizer, Novartis and Daiichi.  Johnson & Johnson, Pfizer and Novartis have contributed nearly all of our revenues over the last three years.

In July 2001, we expanded our collaboration with Novartis with the initiation of our angiogenesis program, the fourth and final program in our Novartis collaboration. Pursuant to the expanded Novartis collaboration, we received a $4.0 million upfront payment from Novartis, which will be recognized as revenue ratably over the life of the contract. In addition, the expanded collaboration provides that the angiogenesis research program will be carried out at Rigel, and provides for research reimbursement over the next three years and includes potential future milestones and royalty payments to Rigel. In conjunction with the original collaboration, Novartis paid $4.0 million for 2,000,000 shares of our series D preferred stock that converted to 2,000,000 shares of common stock upon the completion of our initial public offering. The original collaboration also allowed for an additional equity investment by Novartis of up to $10.0 million that was callable by us until our initial public offering. We exercised this right and sold to Novartis 1,428,571 shares of common stock at $7.00 per share concurrent with the closing of the our initial public offering. As of April 16, 2002, Novartis still held all 3,428,571 of these shares.

In May 2002, Novartis elected to conclude the research phases of our two initial joint projects in the autoimmunity and transplant rejection areas, after 42 months each, effective in November 2002 and February 2003.  Pursuant to the collaboration agreement, Novartis had the option to end the research phase on these programs after either 24 months or 42 months.

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

In August 2002, we initiated a three-year collaborative research agreement with Daiichi Pharmaceuticals to discover and develop drug candidates related to a specific protein degradation target.   Under terms of the agreement, the initial stages of the collaboration will focus on the development of the assay for this specific target and the initiation of high-throughput screening to identify small molecules with therapeutic oncology applications.  Upon signing of the agreement, Daiichi was obligated to pay a one-time, non-refundable, non-creditable up front fee.  Under the terms of the contract, Daiichi will provide support for research for three years, as well as payment for various milestones and royalties if certain conditions are met.

A summary of these partnerships is as follows:

Partner	Research Program	Commencement Date	Research Phase End Date
Johnson & Johnson	Tumor Growth—Cell Cycle Inhibition	December 4, 1998	December 2003
Pfizer	Asthma/Allergy—IgE Production in B Cells	January 31, 1999	February 2002
Novartis	Transplant Rejection—T Cell Activation	May 26, 1999	November 2002
Novartis	Autoimmunity Disease—B Cell Activation	August 1, 1999	February 2003
Novartis	Chronic Bronchitis (conducted at Novartis)	January 1, 2000	Ongoing
Novartis	Tumor Growth—Inhibition of Tumor Angiogensis	July 6, 2001	July 2004
Daiichi	Tumor Growth—Protein Degradation Oncology Target	August 1, 2002	August 2005

Under the terms of these collaborations, our partners have agreed to provide up to approximately $20.3 million in future research funding over the next three years, $2.0 million of which is subject to possible cancellation. In addition, we may receive additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products.

In order to maintain and increase proceeds from collaborations, we are exploring new opportunities with existing and new potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Johnson & Johnson has been expanded to also include both chemistry and compound high-throughput screening, and our recent collaboration with Daiichi focuses on high-throughput compound screening.   We currently anticipate that we will self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships will have an expanded focus and could include cell pathway mapping, high-throughput screening, combinatorial and medicinal chemistry, pre-clinical evaluations and/or clinical development. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered. The timing, the amount of funds received and the scope of any new collaboration are uncertain, and any compound collaboration will depend on the successful progress of clinical trials. New, expanded or larger collaborations will also be necessary to offset any decrease in proceeds as collaborations come to the end of their terms.  Our Novartis programs are multiple-year agreements with the research phases terminating in 2002, 2003 and 2004, while the Johnson & Johnson collaboration concludes its research phase at the end of 2003. As each collaboration reaches the conclusion of its research phase, the parties may evaluate the status of the collaboration and, if appropriate, seek to extend the research phase of the collaboration agreement or negotiate alternative terms.

In June 2002, we resolved a dispute with Inoxell A/S (formed as a spinout from Pharmexa – formally M&E Biotech) by entering into a global patent settlement concerning certain drug target identification technologies, which includes both cross-licensing and joint ownership to certain patents and allows for worldwide freedom of operation for both companies.

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

Stock-based Compensation

We recorded no deferred stock compensation with respect to options granted to employees in the first six months of 2002 and approximately $0.3 million for the six months ended June 30, 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes on the date these options were granted and the exercise price. These amounts have been reflected as components of stockholders’ equity, and the deferred expense is being amortized to operations over the vesting period of the options, generally four to five years, using the graded vesting method. We amortized deferred stock compensation of $0.7 million and $1.7 million for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, we had a total of $1.5 million remaining to be amortized over the remaining vesting periods of the stock options.

In addition to the amortization of the deferred stock compensation, we also record charges associated with options granted to consultants in accordance with accounting principles generally accepted in the United States that involve the periodic revaluation of outstanding unvested consultant options based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price. We recognized stock-based compensation recovery for revaluation of consultant options of  $10,000 for the six months ended June 30, 2002.  We recognized stock-based compensation expense for revaluation of consultant options of $3.6 million for the six months ended June 30, 2001. Even though the number of unvested outstanding options issued to consultants continues to decline, we expect to see continued fluctuations in the future as a portion of these options are revalued based on the current market price of our common stock through the application of the graded vesting method.

Three Months Ended June 30, 2002 and 2001

Revenues.  Contract revenues from collaborations were approximately $4.3 million and $3.1 million for the three months ended June 30, 2002 and 2001, respectively.  Revenues in both three-month periods consisted of research support and amortization of upfront fees from the continuation of our collaborations with Novartis, Johnson & Johnson and Pfizer.  In the three months ended June 30, 2002, revenues included a milestone payment for a target accepted in accordance with our transplant rejection research program with Novartis and a target accepted in accordance with our Pfizer collaboration.  The increase in 2002 revenues of $1.2 million was primarily due to the commencement of the angiogenesis program with Novartis in July 2001 and milestones achieved in the Novartis and Pfizer collaborations.  We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

Research and Development.  Research and development expenses were approximately $12.1 million and $8.8 million for the three months ended June 30, 2002 and 2001, respectively. Excluding stock-based compensation, research and development expenses were approximately $11.8 million and $7.1 million for the three months ended June 30, 2002 and 2001, respectively. The increase of $4.7 million reflects primarily our continued expansion of our drug development infrastructure, the addition of both drug development and research headcount, increased outside contract efforts, increased preclinical activities as Rigel prepares for the expected commencement of clinical trials in 2002 and costs associated with our intellectual property.  We expect research and development expenses to increase in future periods, particularly as we move our solely-owned product candidates through pre-clinical activities and into clinical trials.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products.  In general, biopharmaceutical-development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animals and Phase I, II and III clinical studies in humans—each of which is typically more expensive than the previous step. Success in development therefore results in increasing expenditures. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, patent filings, sponsored research and allocated facility costs. Future research and development expenses are also expected to include costs related to clinical trials.

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

General and Administrative Expenses.  General and administrative expenses were approximately $2.8 million and $1.9 million for the three months ended June 30, 2002 and 2001, respectively. The increase was primarily attributable to higher employee costs and greater infrastructure costs to support our growing research and development activities.  We expect that general and administrative expenses will increase in the future to support the continued growth of our research and development efforts as our products move into clinical trials.

Net Interest Income.  Net interest income was approximately $45,000 and $282,000 in the three months ended June 30, 2002 and 2001, respectively.  Interest income results from our interest-bearing balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset purchases. The decrease in net interest income in 2002 was due to the reduction in interest rates on our owned securities and a higher balance on our capital lease obligations.

Six Months Ended June 30, 2002 and 2001

Revenues.  Contract revenues from collaborations were approximately $8.4 million and $6.3 million for the six months ended June 30, 2002 and 2001, respectively.  Revenues in both six-month periods consisted of research support and amortization of upfront fees from the continuation of our collaborations with Novartis, Johnson & Johnson and Pfizer.  In the six months ended June 30, 2002, revenues included a milestone payment for a target accepted in accordance with our transplant rejection research program with Novartis and targets accepted in accordance with our Pfizer collaboration.  The increase in 2002 revenues of $2.1 million was primarily due to the commencement of the angiogenesis program with Novartis in July 2001 and milestones achieved in the Novartis and Pfizer collaborations. We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

Research and Development.  Research and development expenses were approximately $22.2 million and $14.8 million for the six months ended June 30, 2002 and 2001, respectively.  Excluding stock-based compensation, research and development expenses were approximately $21.6 million and $13.4 million for the six months ended June 30, 2002 and 2001, respectively. The increase of $8.2 million reflects primarily our continued expansion of our drug development infrastructure, the addition of both drug development and research headcount, increased outside contract efforts, increased preclinical activities as Rigel prepares for the expected commencement of clinical trials in 2002 and costs associated with our intellectual property.  We expect research and development expenses to increase in future periods, particularly as we move our solely-owned product candidates through pre-clinical activities and into clinical trials.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products.  In general, biopharmaceutical-development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animals and Phase I, II and III clinical studies in humans—each of which is typically more expensive than the previous step. Success in development therefore results in increasing expenditures. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, patent filings, sponsored research and allocated facility costs. Future research and development expenses are also expected to include costs related to clinical trials.

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

General and Administrative Expenses.  General and administrative expenses were approximately $5.2 million and $3.9 million for the six months ended June 30, 2002 and 2001, respectively. The increase was primarily attributable to higher employee costs and greater infrastructure costs to support our growing research and development activities.  We expect that general and administrative expenses will increase in the future to support the continued growth of our research and development efforts as our products move into clinical trials.

Net Interest Income.  Net interest income was approximately $109,000 and $866,000 in the six months ended June 30, 2002 and 2001, respectively.  Interest income results from our interest-bearing balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset purchases. The decrease in net interest income in 2002 was due to the reduction in interest rates on our owned securities and a higher balance on our capital lease obligations.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. As of June 30, 2002, we had received $126.1 million in gross proceeds from the sale of equity securities, including $20.0 million from collaborators, and had received $49.1 million in research funding from collaborators. In addition, as of June 30, 2002, we had financed, through leases and loans, the purchase of equipment and leasehold improvements totaling approximately $16.7 million.

As of June 30, 2002, we had approximately $45.7 million in cash, cash equivalents and available-for-sale securities, as compared to $33.4 million as of December 31, 2001, an increase of  $12.3 million. The increase was attributable to proceeds of  $31.2 million, net of commissions and offering costs, from the sale of 7,465,117 shares of our common stock to certain institutional investors in two offerings in January and February 2002 under our shelf registration statement, offset by approximately $15.6 million in net cash used in operating activities.  We also invested $3.5 million in capital equipment and tenant improvements and had debt service payments of $1.8 million in conjunction with our equipment financing arrangements. These payments were offset by $1.6 million of proceeds from lease financings.

As of June 30, 2002, we had $7.2 million in capital lease obligations associated with our financed purchase of equipment and leasehold improvements. Also, as of June 30, 2002, we had $0.5 million available for draw down on one of our financing arrangements that was secured in January 2002. All existing equipment financing agreements as of June 30, 2002 secured by the equipment financed, bear interest rates in a range of 7% to 15% and are due in monthly installments through 2005. In addition, three of these agreements have balloon payments at the end of each loan term, while the fourth agreement allows us to purchase the assets financed at the fair market value or 20% of the original acquisition cost at the end of the financing term.  In July 2002, we entered into an additional financing agreement that will provide up to $15.0 million in additional tenant improvement financing available through July 2003.

In May 2001, we entered into a 15-year non-cancelable lease for future research and office facilities, consisting of approximately 147,000 square feet in South San Francisco, California. Under the terms of this lease, we are expected to occupy these new facilities in late 2002 and concurrently to terminate our lease of our current facilities at 240 East Grand Avenue in South San Francisco. The future research and office facilities are currently under construction as a build-to-suit facility. We are obligated to fund approximately $18.0 million of the total tenant improvement obligations. Of this amount, we have incurred approximately $2.4 million in pre-construction and construction costs associated with our new facility through June 30, 2002. These costs are currently being capitalized on our balance sheet as construction-in-progress, a component of property and equipment. These leasehold improvements will be amortized ratably over the term of the lease, which is 15 years, upon occupation of the buildings.

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

We believe that our existing capital resources, together with the proceeds from current and future anticipated collaborations and tenant improvement financings, will be sufficient to support our current operating plan for at least the next 12 months.  We will require additional financing in the future to fund our operations.  Our future funding requirements will depend on many factors, including, but not limited to:

•                                          our ability to maintain our existing collaboration partnerships;

•                                          our ability to establish, and the scope of, new collaborations;

•                                          the progress and number of research programs carried out at Rigel;

•                                          the progress of the research and development efforts of our collaborators;

•                                          any changes in the breadth of our research and development programs;

•                                          our ability to successfully renegotiate favorable lease terms for our new facility as to timing of tenant improvement construction payments and initial rent commencement date;

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

In addition, we are constantly reviewing potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses. For the next several years, we do not expect our operations to generate the amount of cash required by our future cash needs.  In December 2001, we filed a registration statement on Form S-3 to offer and sell equity and debt securities in one or more offerings up to a total dollar amount of $50 million.  Currently, approximately $16.5 million remains available on the Form S-3, and we have no current commitments to offer and sell any securities that may be offered and sold pursuant to such registration statement.  We expect to finance future cash needs through strategic collaborations, debt financing and the sale of equity securities. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result.

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

Due in large part to the significant research and development expenditures required to identify and validate new drug candidates and advance our programs toward later stages of development, we have not been profitable and have generated operating losses since we were incorporated in June 1996. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations.  As of June 30, 2002, we had an accumulated deficit of approximately $96.6 million.  We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities, incur significant clinical and testing costs and expand our facilities. Moreover, our losses are expected to continue even if our current research projects are able to successfully identify potential drug targets.  If the time required to generate revenues and achieve profitability is longer than anticipated or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

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

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties in the future. We rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if such third parties will dedicate sufficient resources or if any such development or commercialization efforts by third parties will be successful. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us, we may not receive any future milestone payments and will not receive any royalties associated with such compound or product. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. For example, the funded research phase of our collaboration with Pfizer has been completed and the development portion of our collaboration is ongoing at Pfizer. In addition, in May 2002, Novartis elected to conclude the research phases of our two initial joint projects in the autoimmunity and transplant rejection areas, after 42 months each, effective February 2003.  Pursuant to the collaboration agreement, Novartis had the option to end the research phase on these programs after 24 months or 42 months.  More generally, our corporate collaboration agreements may terminate before the full term of the collaborations or upon a breach or a change of control.  We may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all.

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

We believe that our existing capital resources, together with the proceeds from current and future anticipated collaborations and tenant improvement financings, will be sufficient to support our current operating plan for at least the next 12 months. We will require additional financing in the future to fund our operations. Our future funding requirements will depend on many factors, including, but not limited to:

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

•                  our ability to successfully renegotiate favorable lease terms for our new facility as to timing of tenant improvement construction payments and initial rent commencement date;

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. Ten U.S. patents have been issued to us as of August 1, 2002, and we have numerous applications in the U.S. and abroad awaiting approval. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our success will also depend, in part, on our ability to operate without infringing or misappropriating the proprietary rights of others. There are many issued patents and patent applications filed by third parties relating to products or processes that are similar or identical to ours or our licensors, and others may be filed in the future. There can be no assurance that our activities, or those of our licensors, will not infringe patents owned by others. For example, in June 2002, we resolved a dispute with Inoxell A/S (formed as a spinout from Pharmexa – formally M&E Biotech) by entering into a global patent settlement concerning certain drug target identification technologies, which includes both cross-licensing and joint ownership to certain patents and allows for worldwide freedom of operation for both companies. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights, and we do not know if we or our collaborators would be successful in any such litigation.  Any legal action against our collaborators or us claiming damages or seeking to enjoin commercial activities relating to the affected products, our methods or processes could:

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

Before commencing clinical trials in humans in the United States, we, or our collaborative partners, will need to submit and receive approval from the FDA of an investigational new drug application (IND). If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance.

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

We have experienced a period of rapid and substantial growth that has placed, and will continue to place, a strain on our human and capital resources. The number of our employees increased from 31 at December 31, 1997 to 169 at June 30, 2002. Our ability to manage our operations and growth effectively requires us to continue to use funds to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to manage this growth effectively, our losses will increase.

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

Being a small company with only 169 employees as of June 30, 2002, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Although we generally have not experienced problems retaining key employees, our employees can terminate their employment with us at any time. We also expect to encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could impede significantly the achievement of our research and development objectives.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In 2001 and the first six months of 2002, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

PART II  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

d)                                     Our Registration Statement on Form S-1 (No. 333-45864), as amended, with respect to our initial public offering was declared effective by the SEC on November 28, 2000. We received net proceeds of approximately $35,560,000 after deducting offering expenses of $3,990,000, including underwriting discounts and commissions of $2,768,000 and other offering expenses of $1,222,000. We intend to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital and capital lease obligations. Rigel continually assesses the specific uses and allocations for these funds. As of June 30, 2002, approximately $14.0 million of the net proceeds remained available and were primarily invested in short-term marketable securities.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2002 annual meeting of stockholders on June 20, 2002. At such meeting, the following actions were voted upon:

(a)           Election of Directors — to elect three Class II directors to hold office until the 2005 annual meeting of shareholders:

	Votes in Favor	Votes Withheld
Walter H. Moos, PhD	24,421,862	11,094
Stephen A. Sherwin, MD	24,419,325	13,631
Thomas S. Volpe	24,426,471	6,485

(b)           Ratification of Ernst & Young LLP as Rigel’s independent auditors for the fiscal year ending December 31, 2002

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
24,224,765	206,591	1,600	0

Item 5. Other Information

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

Product Development

The following table summarizes key information in the twelve programs being conducted by Rigel and its partners that focus on specific disease mechanisms:

(1)                                  “Target Screening”: Disease-modeled screening in cells using our advanced functional genomics technology.

(2)                                  “Target Validation”: Testing to establish a causal link between an intracellular protein target and a cellular response important in a disease process.

(3)                                  “Compound Screening”: The development of biochemical and cell-based assays for the purpose of screening collections of small molecule compounds to identify any compounds that bind to a functionally active site of a validated target and to determine which of those compounds to move into preclinical development.

(4)                                  “Preclinical Development”: Pharmacology and toxicology testing in animal models to gather data necessary to comply with applicable regulatory protocols prior to submission of an Investigational New Drug application to the FDA.

(5)                                  “Phase I”: Clinical testing in humans to determine toxicity.

Immune Disorders

Many diseases and disorders result from defects in the immune system. Over 40 million people in the United States suffered from allergic disorders and over 20 million from asthmatic disorders in 2001.  Anti-asthmatic and allergy relief medications exceeded $5 billion in worldwide sales in 2001. In 2001, another 3 million to 5 million patients in the United States were treated for other immune disorders.  We currently have six programs in immunology focused on asthma/allergy (two programs), autoimmunity, transplant rejection, inflammatory diseases, and chronic bronchitis.

Asthma/Allergy

Rigel-Owned Asthma/Allergy Programs

Inhibit IgE receptor activation on mast cells.  The goal of this program is to identify compounds that inhibit the secretion of inflammatory factors resulting from IgE binding to its receptor on mast cells. Currently, we have identified several candidate compound series for development. Preliminary studies demonstrate that these compounds inhibit the ability of IgE to activate its receptor on mast cells. There is evidence in animal models and early clinical studies that blocking IgE mediated activation of mast cells can reduce allergic symptoms in multiple species, including humans. However, the only IgE programs in development by others today are intravenous therapeutic antibodies. We believe that small molecule inhibitors of IgE signaling pathways could play an important role in the treatment of such chronic disorders. We expect to file an investigational new drug, or IND, application for the compound currently in the most advanced stage of preclinical development to be filed with the United States Food and Drug Administration, or FDA, in 2002 for the clinical indication of allergic rhinitis.

Asthma/Allergy Program with Pfizer

Inhibit IL-4 production in B Cells.  In this program with Pfizer that began in 1999, we have been working to identify and validate intracellular drug targets that selectively control the production of IgE in B Cells.  The program has generated several targets that have been accepted by Pfizer, and these targets are now entering the compound screening phase at Pfizer.

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

Rigel-Owned Kinase Inhibitor for Inflamation

Activation pathways are initiated by the binding of antigen (foreign protein) to specific surface receptors on T cells or B cells. This sets off an intracellular cascade of signals, resulting in changes in gene expression and the production of proteins that drive the immune response or lead to antibody production and secretion in B cells.  We have identified several classes of small molecules that inhibit kinases that block the early signal transduction events controlling the activation of lymphocytes and other immune cells.  These compounds are currently being evaluated in various models of immune disease.

Autoimmunity/Transplant Rejection Programs with Novartis

Regulate B cell activation.  The goal of the B cell activation program is to prevent antibody secretion by activated B cells, an important mechanism in autoimmunity transplantation rejection. We have identified potential novel drug targets which we are currently validating. This program has been partnered with Novartis since August 1999.  On May 15, 2002, Novartis notified us of its election to conclude the research phase of this collaboration on February 23, 2003.

Regulate T cell activation.  The goal of our T cell activation program is to identify early steps in the process of T cell activation. T cells are responsible for cell-mediated inflammatory and humoral responses, both of which are important mechanisms of transplant rejection and autoimmune diseases. We have identified several novel drug targets in this program, of which one has been accepted by Novartis.  The program has been partnered with Novartis since May 1999.  On May 15, 2002, Novartis notified us of its election to conclude the research phase of this collaboration on November 25, 2002.

Chronic Bronchitis

Chronic Bronchitis Program with Novartis – At  Novartis Location

Epithelial cell activation.  Using Rigel’s technology, Novartis is pursuing a program at it's facilites for which the goal is to inhibit epithelial cell activation for the possible treatment of chronic bronchitis. This program is in the target screening and validation stage. Chronic bronchitis is a condition characterized by excessive mucus production that causes cough. It is associated with hyperplasia and hypertrophy of the mucus–producing glands found in the submucosa of large cartilaginous airways. Chronic bronchitis affects an estimated 5% of the U.S. population.

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

Cancer Programs with Collaborators

Regulate cell cycle (Johnson & Johnson).  This program is directed at finding new targets that regulate the cell cycle and the cell cycle checkpoint pathways. The proliferation of normal cells is controlled by built-in safety mechanisms in the cell cycle, termed checkpoints, that ensure that only cells with normal genetic material can progress through the cell cycle and divide. Cells with genetic mutations are recognized and shunted into the apoptosis pathway to protect the organism from cancer and other genetic disorders. It is estimated that more than 50% of all human tumors contain cancer cells that have lost one or more crucial checkpoint genes. Cancer cells also can carry mutations in another group of normal cell genes that mimic extracellular proliferation signals, causing tumor cells to continue to divide even in the absence of normal cell growth signals. The net result of these genetic mutations is uncontrolled cell division and disease. We have collaborated with our partner since December 1998 to identify intracellular drug targets involved in cell cycle control. We have identified several novel drug targets in this program, three of which have been accepted by Johnson & Johnson as validated.  Two of these targets have completed high-throughput screening at Rigel and Johnson & Johnson with some of the identified compounds advancing to the lead profiling stage.

Inhibit tumor angiogenesis (Novartis).  This antitumor program is directed toward the angiogenesis pathway. Angiogenesis is defined as the growth of new blood vessels. In diseased circumstances or in oxygen deficient conditions, angiogenesis is stimulated by the synthesis and release of specific pro-angiogenic factors. In contrast to normal angiogenesis, tumor angiogenesis is a continuous process. As a significant proportion of tumors are dependent on continued angiogenesis, inhibition of this process blocks tumor growth which often leads to complete tumor deterioration. Thus, we believe therapeutic intervention of tumor–promoted angiogenesis represents an important form of antitumor therapy. We have established and initiated  multiple screens in human capillary endothelial cells and have identified several potential targets in the angiogenesis pathway.   This drug discovery program for finding new targets for the development of small molecule inhibitors has been ongoing at Rigel for approximately two years and the collaboration with Novartis was initiated in July 2001.

Protein degradation oncology target (Daiichi).  On August 1, 2002, we initiated a collaboration with Daiichi Pharmaceuticals to discover and develop drug candidates related to a specific protein degradation target.   Under terms of the agreement, the initial stages of the collaboration will focus on the development of the assay for this specific target and the initiation of high-throughput screening to identify small molecules with oncology therapeutic applications.

Hepatitis C (Infectious Diseases)

Rigel-Owned Hepatitis C Programs

Inhibit viral replication.   We acquired a cell based screening system in June 2001 to screen for small molecule inhibitors blocking the hepatitis C replication mechanism.  We have completed compound screening and have identified several potential small molecule inhibitors of the hepatitis C replication mechanism.  The most potent inhibitors are currently being evaluated in preclinical studies as candidates for drug development.

Inhibit viral translation.  We have initiated a viral research program based upon technology acquired from Questcor in September 2000. Hepatitis C is a major cause of chronic hepatitis, cirrhosis and hepatocellular carcinoma. The goal of this program is to interfere with the IRES translation mechanism of the hepatitis C virus.  This program is currently in the compound screening stage of development.

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

Rigel-Owned Ligase Program for Tumor Growth and Inflammation

Control protein degradation (ligase).  This program is focused on characterizing and developing specific inhibitors of protein–degrading enzymes, named ubiquitin ligases. Many intracellular proteins that play a critical role in signaling pathways are regulated by this protein–degrading process.

Disease processes can be treated by up-regulating or down-regulating these key signaling proteins as a way to enhance or dampen specific cellular responses. This principle has been successfully used in the design of a number of therapeutics for the treatment of inflammation. In the area of tumor growth, this program is focused on the ubiquitin ligase pathway unique to malignancies. The goal is to use specific inhibitors of ubiquitin ligases that regulate mitosis, or cell division, to stop growth and induce aptosis in transformed cancer cell lines. We continue to screen our library of small molecules against several members of the ubiquitin ligase family in order to identify small molecule compounds which may be potent and specific inhibitors.

Item 6. Exhibits and Reports on Form 8-K.

a)             Exhibits:

The exhibits listed on the accompanying index to exhibits acompany or are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

b)            Reports on Form 8-K:

On May 23, 2002, Rigel filed a Current Report on Form 8-K announcing Novartis’ acceptance of a drug target and the conclusion of the research phases of two Novartis programs.

On June 26, 2002, Rigel filed a Current Report on Form 8-K announcing a global patent settlement with Inoxell A/S concerning certain drug target identification technologies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES H. WELCH
James H. Welch Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)
Date:	August 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen Common Stock Certificate. (1)
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)                                  Filed with Rigel’s Registration Statement on Form S-1, as amended (No. 333-45864), and incorporated herein by reference.

(2)                                  This certification accompanies this Quarterly Report on Form 10-Q and shall not be deemed "filed" by Rigel for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.