Form 10-Q
period 2002-09-30
RIGEL PHARMACEUTICALS INC
filed 2002-11-14
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .

Commission File Number 0-29889

Rigel Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3248524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 East Grand Avenue South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(650) 624-1100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of November 1, 2002, there were 45,599,102 shares of the Registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$36,268	$11,488
Available-for-sale securities	250	21,927
Accounts receivable	107	1,153
Prepaid expenses and other current assets	2,728	1,965
Total current assets	39,353	36,533

Property and equipment, net	12,664	8,440
Other assets	1,814	1,475
	$53,831	$46,448

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,021	$1,952
Accrued compensation	941	671
Accrued liabilities	2,766	1,104
Deferred revenue	4,027	3,264
Capital lease obligations	3,706	3,171
Total current liabilities	16,461	10,162

Capital lease obligations	2,986	4,243
Long-term portion of deferred revenue	1,550	2,240
Other long-term liabilities	216	862

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,544,602 and 37,732,209 shares issued and outstanding on September 30, 2002 and December 31, 2001, respectively	46	38
Additional paid-in capital	140,386	109,095
Deferred stock compensation	(1,070)	(2,452)
Accumulated other comprehensive income	—	44
Accumulated deficit	(106,744)	(77,784)
Total stockholders’ equity	32,618	28,941
	$53,831	$46,448

Note (1)               The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues:
Contract revenues from collaborations	$3,653	$4,206	$12,088	$10,524

Costs and expenses:
Research and development	11,624	8,631	33,781	23,395
General and administrative	2,130	1,991	7,335	5,885
	13,754	10,622	41,116	29,280
Loss from operations	(10,101)	(6,416)	(29,028)	(18,756)
Interest income	172	437	732	1,662
Interest expense	(213)	(240)	(664)	(600)
Net loss	$(10,142)	$(6,219)	$(28,960)	$(17,694)
Net loss per share, basic and diluted	$(0.22)	$(0.17)	$(0.65)	$(0.48)
Weighted average shares used in computing net loss per common share, basic and diluted	45,515	37,516	44,735	37,173

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2002	2001
	(unaudited)
Operating activities:
Net loss	$(28,960)	$(17,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,671	2,908
Amortization of deferred stock compensation	777	2,119
Noncash stock compensation recovery	(113)	(496)
Issuances of equity instruments for noncash benefits	15	—
Changes in assets and liabilities:
Accounts receivable	1,046	(3,013)
Prepaid expenses and other current assets	697	(334)
Other assets	(36)	(531)
Accounts payable	1,608	(569)
Accrued compensation	270	84
Accrued liabilities	1,662	3
Deferred revenue	73	4,475
Other long-term liabilities	(646)	43
Net cash used in operating activities	(19,936)	(13,005)

Investing activities:
Purchase of available-for-sale securities	(25,956)	(40,415)
Maturities of available-for-sale securities	22,625	18,240
Sale of available-for-sale securities	24,964	—
Capital expenditures	(7,895)	(2,623)
Net cash provided by (used in) investing activities	13,738	(24,798)

Financing activities:
Proceeds from capital lease financing	1,999	1,748
Principal payments on capital lease obligations	(2,721)	(2,470)
Net proceeds from issuances of common stock	31,700	601
Net cash provided by (used in) financing activities	30,978	(121)

Net increase (decrease) in cash and cash equivalents	24,780	(37,924)
Cash and cash equivalents at beginning of period	11,488	49,030
Cash and cash equivalents at end of period	$36,268	$11,106

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

Comprehensive loss did not differ materially from the net loss as reported.

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

Milestones are recognized pursuant to collaborative agreements upon the achievement of these specified at-risk milestones and upon acknowledgement by the collaborator.

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

6. Equipment financing

In January 2002, the Company entered into an additional equipment lease line agreement for an aggregate total of $2.0 million. The Company also issued a warrant to purchase 23,810 shares of common stock at an exercise price of $4.20 per share in conjunction with the agreement.  The fair market value of this warrant, as determined by the Black-Scholes valuation model, was approximately $66,000.  This amount has been capitalized in other long-term assets and will be amortized into expense over the payment periods of the obligation.  As of September 30, 2002, the Company had utilized all of this lease line.  The lease period for this facility is three years with the interest rate on each lease line fixed at the time of draw down.  As of September 30, 2002, the average interest rate on outstanding obligations was 11.5%.  Obligations under this lease line are secured by assets financed under the leases.

7. Daiichi collaboration

In August  2002, the Company entered into a three-year collaborative research agreement with Daiichi Pharmaceuticals (“Daiichi”) to discover and develop drug candidates related to a specific protein degradation target.   Under the terms of the agreement, the initial stages of the collaboration will focus on the development of the assay for this specific target and the initiation of high-throughput screening to identify small molecules with therapeutic oncology applications.  Upon signing of the agreement, Daiichi was obligated to pay a one-time, non-refundable, non-creditable up-front fee.  Under the terms of the agreement, Daiichi will provide support for research for three years, as well as payment for various milestones and royalties if certain conditions are met.

8. Tenant improvements and equipment financing

In July 2002, the Company entered into a tenant improvement and equipment lease line agreement for an aggregate total of $15.0 million. The Company also issued a warrant to purchase 138,889 shares of common stock at an exercise price of $2.70 per share in conjunction with the agreement.  The fair market value of this warrant, as determined by the Black-Scholes valuation model, was approximately $251,000.  This amount has been capitalized in other long-term assets and will be amortized into expense over the payment periods of the obligation.  Due to the master lease agreement amendment signed in October 2002 (see Note 9) the Company is reconsidering the need for the $15.0 million level of financing.   Therefore, the Company is currently in negotiations with the lender to amend the agreement to substantially lower the aggregate amount of the line, remove the tenant improvement availability in the line, and remove certain liens that were required under the original agreement.   As of September 30, 2002, the Company did not have access to any amount under the original tenant improvement and equipment lease line.

9. Subsequent event

On October 19, 2002, the Company amended its original master lease agreement for future research and office facilities, consisting of approximately 147,000 square feet in South San Francisco, California.   The terms of the amendment provide for a delay of the rent commencement date until February 1, 2003, an increase in the tenant improvement allowance to cover the remaining construction obligations on the new facility, and an increase in future rental commitments to compensate for the delay of the rent commencement and the increase in the tenant improvement allowance.   The Company also issued a warrant to purchase 500,000 shares of common stock at an exercise price of $1.97 per share in conjunction with the agreement.  The fair market value of this warrant, as determined by the Black-Scholes valuation model, will be capitalized in other long-term assets and amortized into expense over the life of the amended lease.

Independent Accountants' Review Report

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying condensed balance sheet of Rigel Pharmaceuticals, Inc. as of September 30, 2002, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the condensed statements of cash flows for the nine-month periods ended September 30, 2002 and 2001.  These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 25, 2002, (except for note 9, as to which the date is February 20, 2002), we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Palo Alto, California

October 15, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2001 audited financial statements and accompanying notes included in our 2001 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may occur in future periods.

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

Overview

Our mission is to become a source of novel, small-molecule drugs to meet large, unmet medical needs. Our business model is to develop a portfolio of drug candidates and to take these through phase II clinical trials, after which we intend to seek commercialization partners for completion of clinical evaluation, regulatory approval and marketing. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we continue to move drug candidates into and through preclinical and clinical stages of drug development and expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and capital asset lease financings.

We received our first funding from our collaborative partners in December 1998.  As of September 30, 2002, including both research funding and equity investments, we have received cash proceeds totaling an aggregate of $74.8 million from our collaborative partners, including $12.7 million in the nine months ended September 30, 2002.  As of September 30, 2002, our accumulated deficit was approximately $106.7 million.

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

In July 2001, we expanded our collaboration with Novartis with the initiation of our angiogenesis program, the fourth and final program in our Novartis collaboration. Pursuant to the expanded Novartis collaboration, we received a $4.0 million up-front payment from Novartis, which will be recognized as revenue ratably over the life of the contract. In addition, the expanded collaboration provides that the angiogenesis research program will be carried out at Rigel, and provides for research reimbursement over the next three years and includes potential future milestones and royalty payments to Rigel. In conjunction with the original collaboration, Novartis paid $4.0 million for 2,000,000 shares of our series D preferred stock that converted to 2,000,000 shares of common stock upon the completion of our initial public offering. The original collaboration also allowed for an additional equity investment by Novartis of up to $10.0 million that was callable by us until our initial public offering. We exercised this right and sold to Novartis 1,428,571 shares of common stock at $7.00 per share concurrent with the closing of the our initial public offering. As of April 16, 2002, Novartis still held all 3,428,571 of these shares.

In May 2002, Novartis elected to conclude the research phases of our two initial joint projects in the autoimmunity and transplant rejection areas, after 42 months each, effective in November 2002 and February 2003, respectively.  Pursuant to the collaboration agreement, Novartis had the option to end the research phase on these programs after either 24 months or 42 months.

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

In August 2002, we initiated a three-year collaborative research agreement with Daiichi Pharmaceuticals to discover and develop drug candidates related to a specific protein degradation target.   Under the terms of the agreement, the initial stages of the collaboration will focus on the development of the assay for this specific target and the initiation of high-throughput screening to identify small molecules with therapeutic oncology applications.  Upon signing of the agreement, Daiichi was obligated to pay a one-time, non-refundable, non-creditable up-front fee.  Under the terms of the agreement, Daiichi will provide support for research for three years, as well as payment for various milestones and royalties if certain conditions are met.

A summary of these partnerships is as follows:

Partner	Research Program	Commencement Date	Research Phase End Date
Johnson & Johnson	Tumor Growth—Cell Cycle Inhibition	December 4, 1998	December 2003
Pfizer	Asthma/Allergy—IgE Production in B Cells	January 31, 1999	February 2002
Novartis	Transplant Rejection—T Cell Activation	May 26, 1999	November 2002
Novartis	Autoimmunity Disease—B Cell Activation	August 1, 1999	February 2003
Novartis	Chronic Bronchitis (conducted at Novartis)	January 1, 2000	Ongoing
Novartis	Tumor Growth—Inhibition of Tumor Angiogenesis	July 6, 2001	July 2004
Daiichi	Tumor Growth—Protein Degradation Oncology Target	August 1, 2002	August 2005

Under the terms of these collaborations, our partners have agreed to provide up to approximately $13.8 million in future research funding over the next three years, $2.0 million of which is subject to possible cancellation. The cancellation amount relates to the Novartis Tumor Growth research program which allows for the research phase of the program to be terminated by Novartis after 24 months. In addition, we may receive additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products.

In order to maintain and increase proceeds from collaborations, we are exploring new opportunities with existing and new potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Johnson & Johnson has been expanded to also include both chemistry and compound high-throughput screening, and our recent collaboration with Daiichi focuses on drug discovery and development.   We currently anticipate that we will self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships may have an expanded focus and could include high-throughput screening, combinatorial and medicinal chemistry, pre-clinical evaluations and/or clinical development. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered. The timing, the amount of funds received and the scope of any new collaboration are uncertain, and any compound collaboration will depend on the successful progress of clinical trials. New, expanded or larger collaborations will also be necessary to offset any decrease in proceeds as collaborations come to the end of their terms.  Our Novartis programs are multiple-year agreements with the research phases terminating in 2002, 2003 and 2004, while the Johnson & Johnson collaboration concludes its research phase at the end of 2003. As each collaboration reaches the conclusion of its research phase, the parties may evaluate the status of the collaboration and, if appropriate, seek to extend the research phase of the collaboration agreement or negotiate alternative terms.

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

Stock-based Compensation

We recorded no deferred stock compensation with respect to stock options granted to employees in the first nine months of 2002 and approximately $0.3 million for the nine months ended September 30, 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes on the date these options were granted and the exercise price. These amounts have been reflected as components of stockholders’ equity, and the deferred expense is being amortized to operations over the vesting period of the options, generally four to five years, using the graded vesting method. We amortized deferred stock compensation of $0.8 million and $2.1 million for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, we had a total of $1.1 million remaining to be amortized over the remaining vesting periods of the stock options.

In addition to the amortization of the deferred stock compensation, we also record charges associated with stock options granted to consultants in accordance with accounting principles generally accepted in the United States that involve the periodic revaluation of outstanding unvested consultant options based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price. We recognized $113,000 and $496,000 in stock-based compensation recovery for revaluation of consultant options for the nine months ended September 30, 2002 and 2001, respectively. Even though the number of unvested outstanding options issued to consultants continues to decline, we expect to see continued fluctuations in the future as a portion of these options are revalued based on the current market price of our common stock through the application of the graded vesting method.

Three Months Ended September 30, 2002 and 2001

Revenues.  Contract revenues from collaborations were approximately $3.7 million and $4.2 million for the three months ended September 30, 2002 and 2001, respectively.  Revenues in both three-month periods primarily consisted of research support and amortization of upfront fees from the continuation of our collaborations with Novartis and Johnson & Johnson.  The decrease in 2002 revenues of $0.5 million was primarily due to the conclusion of the research phase of the Pfizer collaboration in February 2002, offset by the initiation of the Daiichi collaboration in August 2002.  We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

Research and Development.  Research and development expenses were approximately $11.6 million and $8.6 million for the three months ended September 30, 2002 and 2001, respectively.  The increase of $3.0 million reflects the costs associated with the commencement of clinical trials, the addition of both drug development and research headcount, and increased preclinical activities. In September 2002, we began the Phase I safety trial of our lead compound, labeled R112, in the United Kingdom and expect to file an IND application for this compound with the FDA, before the end of the year for the clinical indication of allergic rhinitis.  We expect research and development expenses to increase in future periods, particularly as we continue to move our solely-owned product candidates through pre-clinical activities and into clinical trials.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products.  In general, biopharmaceutical development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animals and Phase I, II and III clinical studies in humans—each of which is typically more expensive than the previous step. Success in development, therefore, results in increasing expenditures. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, patent filings, sponsored research and allocated facility costs. Future research and development expenses are also expected to include costs related to clinical trials.

Because of the number of research projects we have ongoing at any one time, and the ability to utilize resources across several projects, the majority of our research and development costs are not directly tied to any individual project and are allocated among multiple projects. The management of our projects is driven primarily by scientific data, and to a lesser extent, by these cost allocations, which are based primarily on human resource time incurred on each project. As a result, the costs allocated to a project do not necessarily reflect the actual costs of the project. Accordingly, we do not maintain actual cost incurred information for our projects on a project-by-project basis.

General and Administrative Expenses.  General and administrative expenses were approximately flat at $2.1 million and $2.0 million for the three months ended September 30, 2002 and 2001, respectively.  We expect that general and administrative expenses will increase in the future to support the growth of our research and development efforts as our products continue to move into clinical trials.

Net Interest Expense/Income.  Net interest expense was approximately $41,000 for the three months ended September 30, 2002, compared to net interest income of $197,000 for the three months ended September 30, 2001.  Interest income results from our interest-bearing balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset purchases.  A reduction in interest rates on our owned securities is primarily responsible for the net interest expense in the three months ended September 30, 2002, as compared to the net interest income in the same period in 2001.

Nine Months Ended September 30, 2002 and 2001

Revenues.  Contract revenues from collaborations were approximately $12.1 million and $10.5 million for the nine months ended September 30, 2002 and 2001, respectively.  Revenues in both nine-month periods primarily consisted of research support and amortization of up-front fees from the continuation of our collaborations with Novartis, Johnson & Johnson and Pfizer.  In the nine months ended September 30, 2002, revenues included a milestone payment for a target accepted in accordance with our transplant rejection research program with Novartis and targets accepted in accordance with our Pfizer collaboration.  The increase in 2002 revenues of $1.6 million was primarily due to the commencement of the angiogenesis program with Novartis in July 2001 and milestones achieved in the Novartis and Pfizer collaborations. We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

Research and Development.  Research and development expenses were approximately $33.8 million and $23.4 million for the nine months ended September 30, 2002 and 2001, respectively.  The increase of $10.4 million reflects primarily the continued expansion of our drug development infrastructure, the addition of both drug development and research headcount, increased outside contract efforts, increased preclinical activities, the commencement of clinical trials and costs associated with our intellectual property.  In September 2002, we began the Phase I safety trial of our lead compound, labeled R112, in the United Kingdom and expect to file an IND application for this compound with the FDA before the end of the year for the clinical indication of allergic rhinitis.  We expect research and development expenses to increase in future periods, particularly as we continue to move our solely-owned product candidates through pre-clinical activities and into clinical trials.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products.  In general, biopharmaceutical-development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animals and Phase I, II and III clinical studies in humans—each of which is typically more expensive than the previous step. Success in development, therefore results in increasing expenditures. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, patent filings, sponsored research and allocated facility costs. Future research and development expenses are also expected to include costs related to clinical trials.

Because of the number of research projects we have ongoing at any one time, and the ability to utilize resources across several projects, the majority of our research and development costs are not directly tied to any individual project and are allocated among multiple projects. The management of our projects is driven primarily by scientific data, and to a lesser extent, by these cost allocations, which are based primarily on human resource time incurred on each project. As a result, the costs allocated to a project do not necessarily reflect the actual costs of the project. Accordingly, we do not maintain actual cost incurred information for our projects on a project-by-project basis.

General and Administrative Expenses.  General and administrative expenses were approximately $7.3 million and $5.9 million for the nine months ended September 30, 2002 and 2001, respectively. The increase was primarily attributable to higher employee costs and greater infrastructure costs to support our growing research and development activities.  We expect that general and administrative expenses will increase in the future to support the growth of our research and development efforts as our products continue to move into clinical trials.

Net Interest Income.  Net interest income was approximately $68,000 and $1,062,000 for the nine months ended September 30, 2002 and 2001, respectively.  Interest income results from our interest-bearing balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset purchases. The decrease in net interest income in 2002 was due to the reduction in interest rates on our owned securities.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. As of September 30, 2002, we had received $126.1 million in gross proceeds from the sale of equity securities, including $20.0 million from collaborators, and had received $54.8 million in research funding from collaborators. In addition, as of September 30, 2002, we had financed, through leases and loans, the purchase of equipment and leasehold improvements totaling approximately $17.2 million.

As of September 30, 2002, we had approximately $36.5 million in cash, cash equivalents and available-for-sale securities, as compared to $33.4 million as of December 31, 2001, an increase of  $3.1 million. The increase was attributable to proceeds of  $31.2 million, net of commissions and offering costs, from the sale of 7,465,117 shares of our common stock to certain institutional investors in two offerings in January and February 2002 under our shelf registration statement, offset by approximately $19.9 million in net cash used in operating activities.  We also invested $7.9 million in capital equipment and tenant improvements and had debt service payments of $2.7 million in conjunction with our equipment financing arrangements. These payments were offset by $2.0 million of proceeds from lease financings.

As of September 30, 2002, we had $6.7 million in capital lease obligations associated with our financed purchase of equipment and leasehold improvements. All existing equipment financing agreements as of September 30, 2002 are secured by the equipment financed, bear interest rates in a range of 7% to 15% and are due in monthly installments through 2005. In addition, three of these agreements have balloon payments at the end of each loan term, while the fourth agreement allows us to purchase the assets financed at the fair market value or 20% of the original acquisition cost at the end of the financing term.  In July 2002, we entered into a tenant improvement and equipment lease line agreement for an aggregate total of $15.0 million. Due to the master lease agreement amendment signed in October 2002 we are reconsidering the need for the $15.0 million level of financing.   Therefore, we are currently in negotiations with the lender to amend the agreement to substantially lower the aggregate amount of the line, remove the tenant improvement availability in the line, and remove certain liens that were required under the original agreement.   As of September 30, 2002, we did not have access to any amount under the original tenant improvement and equipment lease line.

In May 2001, we entered into a 15-year non-cancelable lease for future research and office facilities, consisting of approximately 147,000 square feet in South San Francisco, California. On October 19, 2002, we amended the lease. The terms of the amendment allow for a delay of the rent commencement date until February 1, 2003, an increase in the tenant improvement allowance to cover the remaining construction obligations on the new facility, and an increase in future rental commitments to compensate for the delay of the rent commencement and the increase in the tenant improvement allowance.

Under the terms of this amended lease, we are expected to occupy these new facilities in early 2003 and concurrently terminate the lease of our current facilities at 240 East Grand Avenue in South San Francisco. The future research and office facilities are currently under construction as a build-to-suit facility.   We have incurred approximately $6.6 million in pre-construction and construction costs associated with our new facility through September 30, 2002. We do not expect to incur any further construction costs due to the increased tenant improvement allowance in the amended lease.  These costs are currently being capitalized on our balance sheet as construction-in-progress, a component of property and equipment. These leasehold improvements will be amortized ratably over the term of the lease, which is 15 years, upon occupation of the buildings.

The following are our contractual commitments (by fiscal year) as of October 20, 2002 associated with debt obligations, lease obligations, contracted research obligations and tenant improvement obligations:

	Total	2003	2004 - 2005	2006 - 2007	2008 - 2018
	(in thousands)
Capital leases	$6,641	$3,977	$2,664	$—	$—
Facilities leases	198,128	7,169	21,438	26,546	142,975
Contracted research	500	500	—	—	—
Total	$205,269	$11,646	$24,102	$26,546	$142,975

We believe that our existing capital resources, together with the proceeds from our current collaborations as well as proceeds from future anticipated collaborations, will be sufficient to support our current operating plan for at least the next 12 months.  We will require additional financing in the future to fund our operations.  Our future funding requirements will depend on many factors, including, but not limited to:

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

In addition, we are constantly reviewing potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses. For the next several years, we do not expect our operations to generate the amount of cash required by our future cash needs.  In December 2001, we filed a registration statement on Form S-3 to offer and sell equity and debt securities in one or more offerings up to a total dollar amount of $50 million.  Currently, approximately $16.5 million remains available on the Form S-3, and we have no current commitments to offer and sell any securities that may be offered and sold pursuant to such registration statement.  We expect to finance future cash needs through strategic collaborations, strategic financings, debt financing, and the sale of equity securities. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result.

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

Due in large part to the significant research and development expenditures required to identify and validate new drug candidates and advance our programs into clinical testing, we have not been profitable and have generated operating losses since we were incorporated in June 1996. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations.  As of September 30, 2002, we had an accumulated deficit of approximately $106.7 million.  We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities, incur significant clinical and testing costs and expand our facilities. Moreover, our losses are expected to continue even if our current research projects are able to successfully identify potential drug targets.  If the time required to generate revenues and achieve profitability is longer than anticipated or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

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

Our business plan forsees that we will need to generate meaningful revenue from royalties and licensing agreements. To date, we have not yet received any revenue from royalties for the sale of commercial drugs, and we do not know when we will receive any such revenue, if at all. Likewise, we have not licensed any lead compounds or drug development candidates to third parties, and we do not know whether any such license will be entered into on acceptable terms in the future, if at all.

We are unable to predict when, or if, we will become profitable, and even if we are able to achieve profitability at any point in time, we do not know if our operations will be able to maintain profitability during any future periods.

There is a high risk that early-stage drug discovery and development might not successfully generate good drug candidates.

At the present time, the majority of our operations are in the early stages of drug identification and development. To date, we have only identified a few potential drug compounds and only one of those compounds has made it into the clinical testing stage.   In our industry, it is statistically unlikely that the few compounds that we have identified as potential drug candidates will actually lead to successful drug development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our one product in the clinic and our future leads for potential drug compounds will be subject to the risks and failures inherent in the development of pharmaceutical products based on new technologies. These risks include, but are not limited to, the inherent difficulty in selecting the right drug target and avoiding unwanted side effects as well as the unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition and additional costs and expenses that may exceed current estimates.

We might not be able to commercialize our drug candidates successfully if problems arise in the testing and approval process.

Commercialization of our product candidates depends upon successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the one trial already concluded. It may take us or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Moreover, when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. There is also a risk that competitors and third parties may develop similar or superior products or have proprietary rights that preclude us from ultimately marketing our products, as well as the potential risk that our products may not be accepted by the marketplace.

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

Conflicts might also arise with respect to our various relationships with third parties. If any of our corporate collaborators were to breach or terminate its agreement with us or otherwise fail to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated. We generally do not control the amount and timing of resources that our corporate collaborators devote to our programs or potential products. We do not know whether current or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. Conflicts also might arise with collaborative partners concerning proprietary rights to particular compounds. While our existing collaborative agreements typically provide that we retain milestone payments and royalty rights with respect to drugs developed from certain derivative compounds, any such payments or royalty rights may be at reduced rates, and disputes may arise over the application of derivative payment provisions to such drugs, and we may not be successful in such disputes.

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

We believe that our existing capital resources, together with the proceeds from our current collaborations as well as proceeds from future anticipated collaborations, will be sufficient to support our current operating plan for at least the next 12 months. We will require additional financing in the future to fund our operations. Our future funding requirements will depend on many factors, including, but not limited to:

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. Twelve U.S. patents have been issued to us as of October 15, 2002, and we have numerous applications in the U.S. and abroad awaiting approval.

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

If we are unable to obtain regulatory approval to market products in the United States and foreign jurisdictions, we might not be permitted to commercialize products from our research and development.

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

We have experienced a period of rapid and substantial growth that has placed, and will continue to place, a strain on our human and capital resources. The number of our employees increased from 31 at December 31, 1997 to 162 at September 30, 2002. Our ability to manage our operations and growth effectively requires us to continue to use funds to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to manage this growth effectively, our losses will increase.

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

Being a small company with only 162 employees as of September 30, 2002, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Although we generally have not experienced problems retaining key employees, our employees can terminate their employment with us at any time. We also expect to encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could impede significantly the achievement of our research and development objectives.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In  2001 and the first nine months of 2002, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Rigel’s chief executive officer and chief financial officer have concluded that Rigel’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness,  based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

Changes in Internal Controls.  There have been no significant changes in Rigel’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Rigel’s internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the Effectiveness of Controls.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

c)                                       On July 12, 2002, we issued a warrant to purchase 138,889 shares of common stock at an exercise price of $2.70 per share to Comerica Bank – California in connection with the execution of a tenant improvement and  equipment lease line agreement.  The warrant was issued in a private transaction pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

d)                                     Our Registration Statement on Form S-1 (No. 333-45864), as amended, with respect to our initial public offering was declared effective by the SEC on November 28, 2000. We received net proceeds of approximately $35,560,000 after deducting offering expenses of $3,990,000, including underwriting discounts and commissions of $2,768,000 and other offering expenses of $1,222,000. We intend to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital and capital lease obligations. Rigel continually assesses the specific uses and allocations for these funds. As of September 30, 2002, approximately $4.9 million of the net proceeds remained available and were primarily invested in short-term marketable securities.

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

Immune Disorders

Many diseases and disorders result from defects in the immune system. Over 40 million people in the United States suffered from allergic disorders and over 20 million from asthmatic disorders in 2001.  Anti-asthmatic and allergy relief medications exceeded $5 billion in worldwide sales in 2001. In 2001, another 3 million to 5 million patients in the United States were treated for other immune disorders.  We currently have programs in immunology focused on asthma/allergy, autoimmunity/transplant rejection, inflammatory diseases, and chronic bronchitis.

Asthma/Allergy

Rigel-Owned Asthma/Allergy Programs

Inhibit IgE receptor activation on mast cells.  The goal of this program is to identify compounds that inhibit the secretion of inflammatory factors resulting from IgE binding to its receptor on mast cells. Currently, we have identified several candidate compound series for development. Preliminary studies demonstrate that these compounds inhibit the ability of IgE to activate its receptor on mast cells. There is evidence in animal models and early clinical studies that blocking IgE mediated activation of mast cells can reduce allergic symptoms in multiple species, including humans.  We believe that small molecule inhibitors of IgE signaling pathways could play an important role in the treatment of such chronic disorders. We have completed the Phase I safety trial on our lead compound labeled R112 in the United Kingdom and expect to file an investigational new drug, or IND, application for this compound with the United States Food and Drug Administration, or FDA, before the end of the year for the clinical indication of allergic rhinitis.

Asthma/Allergy Program with Pfizer

Inhibit IL-4 production in B Cells.  In this program with Pfizer that began in 1999, we have completed work to identify and validate intracellular drug targets that selectively control the production of IgE in B Cells.  The program has generated seven validated targets that have been accepted by Pfizer, and several of these targets are now entering the compound screening phase at Pfizer.

Autoimmunity/Transplant Rejection

Autoimmunity disorders and organ transplant rejection are the result of inappropriate activation of the immune system. Most existing therapies also have toxic side effects. A challenge facing all research groups in this field has been the design of selective and specific immune system therapeutics that affect only the pathological activities without negatively affecting the protective activities of the immune system.

Rigel-Owned Kinase Inhibitor for Inflammation

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

Chronic Bronchitis

Chronic Bronchitis Program with Novartis – At  Novartis Location

Epithelial cell activation.  Using Rigel’s technology, Novartis is pursuing a program at its facilities for which the goal is to inhibit epithelial cell activation for the possible treatment of chronic bronchitis. This program is in the target screening and validation stage and may be terminated any time at Novartis’ discretion. Chronic bronchitis is a condition characterized by excessive mucus production that causes cough. It is associated with hyperplasia and hypertrophy of the mucus-producing glands found in the submucosa of large cartilaginous airways. Chronic bronchitis affects an estimated 5% of the U.S. population.

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

Hepatitis C (Infectious Diseases)

Rigel-Owned Hepatitis C Programs

Inhibit viral replication.   We acquired a cell based screening system in June 2001 to screen for small molecule inhibitors blocking the hepatitis C replication mechanism.  We have completed compound screening and have identified several potential small molecule inhibitors of the hepatitis C replication mechanism.  We are nearing the completion of the preclinical evaluation and plan to begin clinical testing in the second half of  2003.

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

Rigel-Owned Ligase Program for Tumor Growth and Inflammation

Control protein degradation (ligase).  This program is focused on characterizing and developing specific inhibitors of protein-degrading enzymes, named ubiquitin ligases. Many intracellular proteins that play a critical role in signaling pathways are regulated by this protein-degrading process.

Disease processes can be treated by up-regulating or down-regulating these key signaling proteins as a way to enhance or dampen specific cellular responses. This principle has been successfully used in the design of a number of therapeutics for the treatment of inflammation. In the area of tumor growth, this program is focused on the ubiquitin ligase pathway unique to malignancies. The goal is to use specific inhibitors of ubiquitin ligases that regulate mitosis, or cell division, to stop growth and induce apotosis in transformed cancer cell lines. We continue to screen our library of small molecules against several members of the ubiquitin ligase family in order to identify small molecule compounds which may be potent and specific inhibitors.

Item 6. Exhibits and Reports on Form 8-K.

a)             Exhibits:

The exhibits listed on the accompanying index to exhibits accompany or are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

b)            Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower Chief Executive Officer

Date:	November 14, 2002

By:	/s/ JAMES H. WELCH
James H. Welch Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)
Date:	November 14, 2002

CERTIFICATION

I, James M. Gower, Chief Executive Officer of Rigel Pharmaceuticals, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Rigel Pharmaceuticals, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James M. Gower
James M. Gower
Chief Executive Officer

CERTIFICATION

I, James H. Welch, Chief Financial Officer of Rigel Pharmaceuticals, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Rigel Pharmaceuticals, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James H. Welch
James H. Welch
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen Common Stock Certificate. (1)
4.9	Warrant issued to Comerica Bank – California for the purchase of shares of common stock.
10.24	Loan and Security Agreement between Rigel and Comerica Bank - California, dated July 12, 2002.
10.25	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002. (2)
15.1	Letter re unaudited interim financial information.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)                                  Filed with Rigel’s Registration Statement on Form S-1, as amended (No. 333-45864), and incorporated herein by reference.

(2)                                  Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(3)                                  This certification accompanies this Quarterly Report on Form 10-Q and shall not be deemed “filed” by Rigel for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.