Form 10-K/A
period 2002-12-31
RIGEL PHARMACEUTICALS INC
filed 2003-05-08
CIK 1034842

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

i

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

Immunology

        Many diseases and disorders result from defects in the immune system. Over 40 million people in the United States suffered from allergic disorders and over 20 million people suffered from asthmatic disorders in 2001. Anti-asthmatic and allergy relief medications exceeded $5 billion in worldwide sales in 2001. In 2001, another 3 million to 5 million patients in the United States were treated for other immune disorders. We currently have four programs in immunology focused on asthma/allergy, rheumatoid arthritis and inflammation.

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

        The first compound out of this program, R112, is an inhaled kinase inhibitor, and we expect that a number of additional therapeutic targets could emerge from this program.

        Asthma/Allergy.    We began a Phase I clinical trial of R112 in September 2002 in Britain. In this initial safety study, conducted with healthy volunteers, no significant adverse events were observed. The data from this trial was incorporated into an investigational new drug, or IND, application that was filed with the United States Food and Drug Administration, or FDA, in November 2002. Approval to proceed was received from the FDA in December 2002 and a clinical trial is now underway at National Jewish Medical Center in Denver, Colorado. The clinical trial will evaluate the effectiveness of R112 in patients with documented allergies. We expect to have the results of this study in the middle of 2003.

        Rheumatoid Arthritis.    Another drug candidate that we expect to emerge from our mast cell kinase inhibitor program is a compound that inhibits IgG receptor activation for therapeutic applications in the area of rheumatoid arthritis. We have administered several product candidates into animal models of rheumatoid arthritis. We expect to file an IND application with the FDA for the indication of rheumatoid arthritis by early 2004.

        Inflammation.    We are also researching in other autoimmune mediated inflammation disorders such as multiple sclerosis and inflammation of the bowel. We are in the process of conducting preclinical studies with our product candidates in animal models of multiple sclerosis and inflammation of the bowel.

        Inflammation Using Other Targets.    We have identified more than one kinase that may be inhibited in order to treat inflammation related disorders, and we are in the process of screening other compounds against various kinases in order to find additional lead compounds to potentially treat inflammation related disorders.

Virology

        Experts estimate that over 170 million people worldwide are infected by the hepatitis C virus, with more than 4 million cases in the United States. Hepatitis C is a major cause of chronic hepatitis, cirrhosis and hepatocellular carcinoma. Approximately 85 percent of those who contract the disease remain chronically infected. Interferon-alpha, the current treatment standard, is ineffective in a significant portion of HCV-infected individuals, and an increasing number of patients are developing drug resistance.

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

        Hepatitis C IRES Program.    We initiated a research program based upon technology acquired from Questcor Pharmaceuticals, Inc. in September 2000. The goal of this program is to identify compounds that interfere with the IRES translation mechanism of the hepatitis C virus. A set of high-throughput cell-based screens has been established, and initial compounds have been identified as part of this program. Under the terms of our agreement with Questcor, we are obligated to assign back to Questcor all of our rights in the technology and intellectual property to which we are entitled pursuant to the agreement if we commit a material breach of the agreement and if Questcor follows certain procedures set forth in the agreement.

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

  Johnson & Johnson

        Effective December 1998, we entered into a three-year research collaboration, ended on December 4, 2001, with Johnson & Johnson, to identify, discover and validate novel drug targets that regulate cell cycle, and, specifically, to identify drug targets and the active peptides that bind to them that can restore a mutated cell's ability to stop uncontrolled cell division. In December 2001, Johnson & Johnson extended this research collaboration for an additional two years through December 2003. Under the agreement, we are providing certain assays and associated technology to Johnson & Johnson for the assessment of the alteration or normalization of the dysfunctional cell cycles of cancer cells for Johnson & Johnson's internal research purposes. Furthermore, in an amendment to the collaboration in July 2000, Johnson & Johnson expanded the collaboration whereby we performed compound screening and medicinal chemistry on some of the validated targets accepted by Johnson & Johnson. We have identified several novel drug targets in this program, four of which have been accepted by Johnson & Johnson as validated. Two of these four targets have completed HTS at Rigel and are being prepared for HTS at Johnson & Johnson.

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

        We and Pfizer each have the non-exclusive right to use for research purposes the technology of the other that was disclosed or developed during the research collaboration, excluding our peptide libraries and proprietary cell lines. Under the collaboration, Pfizer also has the exclusive, worldwide right to develop and market diagnostic and therapeutic products for humans and animals that were identified by Pfizer in HTS and modulate the activity of a drug target identified in the research collaboration. Pfizer's rights to develop and market such products are subject to its obligation to continue to pay research milestones and subsequent royalties on the sales of these products.

        At the initiation of the collaboration, Pfizer purchased 1,000,000 shares of our Series D preferred stock at a price per share of $2.00 in connection with our Series D financing, which converted into 1,000,000 shares of our common stock upon completion of our initial public offering in December 2000.

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

        Even if we are able to achieve success in our clinical testing, we, or our collaborative partners, must provide the FDA and foreign regulatory authorities with clinical data that demonstrates the safety and efficacy of our products in humans before they can be approved for commercial sale. We began clinical trials in the United States in 2003, and we will not know whether these clinical trials will be successful or if such trials will be completed on schedule or at all. We also do not know whether any future clinical trials will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products. Our failure, or the failure of our strategic partners, to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and similar foreign regulatory approval and, ultimately, commercialization of our products.

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

Executive Officers of the Registrant

        See "Item 10. Directors and Executive Officers of the Registrant" in Part III hereto.

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

10.   SELECTED QUARTERLY FINANCIAL DATA (unaudited, in thousands, except per share amounts)

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

        Dolly Vance has been our General Counsel and Vice President of Intellectual Property since January 2003. Ms. Vance joined us as Senior Patent Attorney in September 2000, and from

January 2002 until December 2002, she served as Associate General Counsel and Director of Intellectual Property. From 1997 until 2000, she was an attorney with the law firm of Flehr Hohbach Test Albritton & Herbert, where she last held the position of partner. From 1995 until 1997, Ms. Vance was an associate at the law of firm of Arnall Golden & Gregory, and from 1993 to 1995, she was an associate with the law firm of Harness Dickey & Pierce. Ms. Vance holds a BA from the Unviersity of California, San Diego and a JD from Boston University School of Law.

        Jean Deleage, PhD joined us as a director in January 1997. Dr. Deleage is a founder and managing director of Alta Partners, a venture capital firm investing in information technologies and life science companies. Dr. Deleage is a managing partner of Burr, Egan, Deleage & Co., a venture capital firm that he founded in 1979. Dr. Deleage was a founder of Sofinnova, a venture capital organization in France, and Sofinnova, Inc., the U.S. subsidiary of Sofinnova. Dr. Deleage currently serves on the board of directors of Crucell, N.V. and Kosan Biosciences Incorporated. Dr. Deleage received a Baccalaureate in France, a Masters Degree in electrical engineering from the Ecole Superieure d'Electricite and a PhD in economics from the Sorbonne.

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

(5)
Dr. Grossbard began employment effective April 1, 2002.

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

(1)
Mr. Cunningham's options ceased vesting on January 30, 2003, and his options expire on April 30, 2003.

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

Employment Contracts and Termination of Employment and Change of Control Arrangements

        We have an employment agreement with Dr. Payan, our Executive Vice President and Chief Scientific Officer, dated as of January 16, 1997, which was amended in March 2003 and continues indefinitely. Pursuant to the terms of the amended agreement, Dr. Payan is entitled to receive an annualized base salary of $185,000 and was issued 750,000 shares of our common stock. As of

January 16, 2000, all such shares were fully vested and not subject to a right of repurchase by us. Either Rigel or Dr. Payan may terminate his employment at any time for any reason. If we terminate Dr. Payan's employment without cause, he will receive a severance payment equal to his annual base salary in effect at the date of termination.

        We have an employment agreement with Dr. Grossbard, our Senior Vice President and Medical Director, dated as of March 18, 2002, and continuing indefinitely. Pursuant to the terms of the agreement, Dr. Grossbard is entitled to receive an annualized base salary of $275,000 and was issued an option to purchase 250,000 shares of our common stock. As of March 31, 2003, options to purchase 62,500 shares were fully vested and exercisable. Either Rigel or Dr. Grossbard may terminate his employment at any time for any reason. If, solely as a result of change in control of Rigel, Dr. Grossbard's employment is terminated or his responsibilities are substantially diminished for any reason prior to April 1, 2004, then the option to purchase 250,000 shares shall vest and become immediately exercisable in full.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

        In July 2001, we adopted our 2001 Non-Officer Equity Incentive Plan without the approval of our stockholders. Under this plan, nonstatutory stock options may be granted to our employees and consultants. As of December 31, 2002, a total of 3,500,000 shares of common stock had been authorized for issuance under the 2001 Non-Officer Equity Incentive Plan. Options granted under Non-Officer Equity Incentive Plan expire no later than ten years from the date of grant. The option price for each nonstatutory stock option shall be not less than 85% of the fair value on the date of grant. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant.

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

Beneficial Owner	Outstanding Shares of Common Stock	Shares Issuable Pursuant to Options Exercisable Within 60 Days of February 15, 2003	Percent of Total Outstanding Shares Beneficially Owned
Five percent stockholders
Entities affiliated with Lombard Darier Hentsch & Cie(1) 11, rue de la Corraterie 1204 Geneva Switzerland	6,269,538	—	13.7%
Entities affiliated with Alta Partners(2) One Embarcadero Center, Suite 4050 San Francisco, CA 94111	5,832,923	—	12.7
Entities affiliated with Frazier and Company, Inc.(3) 601 Union Street, Suite 2110 Seattle, WA 98101	4,347,719	—	9.5%
Novartis Pharma AG Head Financial Investments CH-4002 Basil, Switzerland	3,428,571	—	7.5%
Directors and named executive officers
James M. Gower	613,100	375,000	2.1%
Brian C. Cunningham(4)	209,345	599,998	1.7%
Donald G. Payan, MD	767,791	125,000	1.9%
Raul Rodriguez	6,621	206,458	*
Elliott B. Grossbard, MD	—	62,500	*
Jean Deleage, PhD(2)	5,832,923	6,041	12.7%
Alan D. Frazier(3)	4,347,719	1,875	9.5%
Walter H. Moos PhD	—	26,041	*
Stephen A. Sherwin, MD	—	32,382	*
Thomas S. Volpe	33,333	26,041	*
All executive officers and directors as a group (13 people)	11,862,944	1,888,959	30.0%

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

        We have an employment agreement with Dr. Grossbard, our Senior Vice President and Medical Director, dated as of March 18, 2002, and continuing indefinitely. Pursuant to the terms of the agreement, Dr. Grossbard is entitled to receive an annualized base salary of $275,000 and was issued an option to purchase 250,000 shares of our common stock. As of March 31, 2003, options to purchase 62,500 shares were fully vested and exercisable. Either Rigel or Dr. Grossbard may terminate his employment at any time for any reason. If, solely as a result of change in control of Rigel, Dr. Grossbard's employment is terminated or his responsibilities are substantially diminished for any reason prior to April 1, 2004, then the option to purchase 250,000 shares shall vest and become immediately exercisable in full.

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

Item 14. Controls and Procedures

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

  2.
  Financial Statement Schedules—None—As all required disclosures have been made in the footnotes to the financial statements.

  3.
  Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Investor Rights Agreement, dated February 3, 2000, between Rigel and holders of Rigel's Series B, Series C, Series D and Series E preferred stock.
4.3(1)	Form of warrant to purchase shares of common stock.
4.7(11)	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock.
4.8(7)	Warrant issued to TBCC Funding Trust II for the purchase of shares of Common Stock.
4.9(8)	Warrant issued to Comerica Bank-California for the purchase of shares of Common Stock
4.10(11)	Warrant issued to Kwacker Limited for the purchase of shares of common stock.
4.11(11)	Warrant issued to Lighthouse Capital Partners IV, L.P. to purchase shares of common stock.
10.1(1)	Form of Indemnity Agreement.
10.2(11)(2)	2000 Equity Incentive Plan, as amended.
10.3(1)(2)	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan.
10.4(1)(2)	2000 Employee Stock Purchase Plan.
10.5(1)(2)	2000 Non-Employee Directors' Stock Option Plan.
10.6(1)	Collaboration Agreement between Rigel and Janssen Pharmaceutica N.V., dated December 4, 1998.
10.7(1)	Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999.
10.8(1)	Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999.
10.9(1)(3)	License and Research Agreement between Rigel and Cell Genesys, Inc., dated September 2, 1999.
10.10(1)	Collaborative Research and Development Agreement between Rigel and Neurocrine Biosciences, Inc., dated December 1997.
10.11(1)(2)	Employment Agreement between Rigel and Donald Payan, dated January 16, 1997.
10.12(1)	Lease between Rigel and Britannia Pointe Grand Limited Partnership, dated June 2, 1998.
10.13(1)	Technology Transfer Agreement between Rigel and Questcor Pharmaceuticals, Inc., dated September 22, 2000.
10.14(3)(4)	License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001.
10.15(5)	Lease termination agreement between Rigel and Brittannia Pointe Grand Limited Partnership, dated May 6, 2001.
10.16(5)	Build-to-suit lease between Rigel and Slough BTC, LLC, dated May 16, 2001.

10.17(5)	First amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001.
10.18(3)(6)	Second Amendment, dated July 6, 2001, to the Collaboration Agreement between Rigel and Novartis Pharma AG.
10.19(3)(6)	Second Amendment, dated July 1, 2001, to the Collaboration Agreement between Rigel and Cell Genesys, Inc.
10.20(2)(11)	2001 Non-Officer Equity Incentive Plan, as amended.
10.21(2)(7)	Form of Stock Option Agreement pursuant to the 2001 Non-Officer Equity Incentive Plan.
10.22(8)	First Amendment, dated June 30, 2000, to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutica N.V.
10.23(8)	Second Amendment, dated December 4, 2001, to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutica N.V.
10.24(10)	Loan and Security Agreement between Rigel and Comerica Bank—California, dated July 12, 2002.
10.25(10)(3)	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002.
10.26(11)(3)	Amendment to Build-to-suit lease between Rigel and Slough BTC, LLC, dated October 18, 2002.
10.27(11)	Master Lease Agreement between Rigel and Lighthouse Capital Partners IV, L.P., dated December 23, 2002.
10.28(2)(12)	Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002.
10.29(2)(12)	Amendment to Employment Agreement, dated as of March 5, 2003, between Rigel and Donald Payan.
23.1(12)	Consent of Ernst & Young LLP, Independent Auditors.
24.1(11)	Power of Attorney.
99.1(12)(13)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(11)
Previously filed.

(12)
Filed herewith.

(13)
This certification "accompanies" the Annual Report on Form 10-K, as amended, to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Rigel Pharmaceuticals, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

        (b)   We did not file any reports on Form 8-K during the fourth quarter of 2002.

        (c)   Exhibits

  See Item 15(a) above

        (d)   Financial Data Schedules

  See Item 15(a) above

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on May 8, 2003.

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

Signature	Title	Date

/s/ JAMES M. GOWER James M. Gower	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 8, 2003
/s/ JAMES H. WELCH James H. Welch	Vice President, Chief Financial Officer, and Secretary (Principal Finance and Accounting Officer)	May 8, 2003
* Donald G. Payan	Executive Vice President, Chief Scientific Officer and Director	May 8, 2003
* Jean Deleage	Director	May 8, 2003
* Alan D. Frazier	Director	May 8, 2003
* Walter H. Moos	Director	May 8, 2003
* Stephen A. Sherwin	Director	May 8, 2003

* Thomas S. Volpe	Director	May 8, 2003
*	/s/ JAMES H. WELCH James H. Welch Attorney-in-fact

CERTIFICATION

I, James M. Gower, certify that:

        1.     I have reviewed this annual report on Form 10-K/A of Rigel Pharmaceuticals, Inc.;

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

Date: May 8, 2003

/s/ JAMES M. GOWER James M. Gower Chairman and Chief Executive Officer

CERTIFICATION

I, James H. Welch, certify that:

        1.     I have reviewed this annual report on Form 10-K/A of Rigel Pharmaceuticals, Inc.;

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

Date: May 8, 2003

/s/ JAMES H. WELCH James H. Welch Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Investor Rights Agreement, dated February 3, 2000, between Rigel and holders of Rigel's Series B, Series C, Series D and Series E preferred stock.
4.3(1)	Form of warrant to purchase shares of common stock.
4.7(11)	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock.
4.8(7)	Warrant issued to TBCC Funding Trust II for the purchase of shares of Common Stock.
4.9(8)	Warrant issued to Comerica Bank-California for the purchase of shares of Common Stock
4.10(11)	Warrant issued to Kwacker Limited for the purchase of shares of common stock.
4.11(11)	Warrant issued to Lighthouse Capital Partners IV, L.P. to purchase shares of common stock.
10.1(1)	Form of Indemnity Agreement.
10.2(11)(2)	2000 Equity Incentive Plan, as amended.
10.3(1)(2)	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan.
10.4(1)(2)	2000 Employee Stock Purchase Plan.
10.5(1)(2)	2000 Non-Employee Directors' Stock Option Plan.
10.6(1)	Collaboration Agreement between Rigel and Janssen Pharmaceutica N.V., dated December 4, 1998.
10.7(1)	Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999.
10.8(1)	Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999.
10.9(1)(3)	License and Research Agreement between Rigel and Cell Genesys, Inc., dated September 2, 1999.
10.10(1)	Collaborative Research and Development Agreement between Rigel and Neurocrine Biosciences, Inc., dated December 1997.
10.11(1)(2)	Employment Agreement between Rigel and Donald Payan, dated January 16, 1997.
10.12(1)	Lease between Rigel and Britannia Pointe Grand Limited Partnership, dated June 2, 1998.
10.13(1)	Technology Transfer Agreement between Rigel and Questcor Pharmaceuticals, Inc., dated September 22, 2000.
10.14(3)(4)	License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001.
10.15(5)	Lease termination agreement between Rigel and Britannia Pointe Grand Limited Partnership, dated May 6, 2001.
10.16(5)	Build-to-suit lease between Rigel and Slough BTC, LLC, dated May 16, 2001.
10.17(5)	First amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001.
10.18(3)(6)	Second Amendment, dated July 6, 2001, to the Collaboration Agreement between Rigel and Novartis Pharma AG.
10.19(3)(6)	Second Amendment, dated July 1, 2001, to the Collaboration Agreement between Rigel and Cell Genesys, Inc.
10.20(2)(11)	2001 Non-Officer Equity Incentive Plan, as amended.
10.21(2)(7)	Form of Stock Option Agreement pursuant to the 2001 Non-Officer Equity Incentive Plan.
10.22(8)	First Amendment, dated June 30, 2000, to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V.
10.23(8)	Second Amendment, dated December 4, 2001, to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V.

10.24(10)	Loan and Security Agreement between Rigel and Comerica Bank—California, dated July 12, 2002.
10.25(10)(3)	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002.
10.26(11)(3)	Amendment to Build-to-suit lease between Rigel and Slough BTC, LLC, dated October 18, 2002.
10.27(11)	Master Lease Agreement between Rigel and Lighthouse Capital Partners IV, L.P., dated December 23, 2002.
10.28(2)(12)	Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002.
10.29(2)(12)	Amendment to Employment Agreement, dated as of March 5, 2003, between Rigel and Donald Payan.
23.1(12)	Consent of Ernst & Young LLP, Independent Auditors.
24.1(11)	Power of Attorney.
99.1(12)(13)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(11)
Previously filed.

(12)
Filed herewith.

(13)
This certification "accompanies" the Annual Report on Form 10-K, as amended, to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Rigel Pharmaceuticals, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

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
Option Grants in Last Fiscal Year Ended December 31, 2002
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION
EXHIBIT INDEX