Form 10-Q
period 2003-03-31
RIGEL PHARMACEUTICALS INC
filed 2003-05-15
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .

Commission File Number 0-29889

Rigel Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3248524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1180 Veterans Blvd. South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(650) 624-1100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐

As of May 1, 2003, there were 46,376,004 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$21,433	$26,535
Available-for-sale securities	751	756
Accounts receivable	1,471	1,503
Receivable from landlord	104	6,175
Prepaid expenses and other current assets	1,922	1,894
Total current assets	25,681	36,863

Property and equipment, net	4,750	5,206
Other assets	2,245	2,273
	$32,676	$44,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,718	$3,460
Accrued compensation	891	799
Accrued liabilities	974	2,662
Deferred revenue	3,775	4,061
Capital lease obligations	3,083	3,388
Total current liabilities	10,441	14,370

Capital lease obligations	1,867	2,313
Long-term portion of deferred revenue	1,580	2,147
Deferred rent	963	71
Other long-term liabilities	343	—

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,995,995 and 45,702,227 shares issued and outstanding on March 31, 2003 and December 31, 2002, respectively	46	46
Additional paid-in capital	140,563	140,982
Deferred stock compensation	(513)	(772)
Accumulated other comprehensive income	—	(1)
Accumulated deficit	(122,614)	(114,814)
Total stockholders’ equity	17,482	25,441
	$32,676	$44,342

Note (1)               The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date included in Rigel’s Form 10-K, for the fiscal year ended December 31, 2002, as amended.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Revenues:
Contract revenues from collaborations	$4,497	$4,098

Costs and expenses:
Research and development	10,010	10,091
General and administrative	2,034	2,444
	12,044	12,535
Loss from operations	(7,547)	(8,437)
Loss on sale of property and equipment	(169)	—
Interest income	72	294
Interest expense	(156)	(229)
Net loss	$(7,800)	$(8,372)
Net loss per share, basic and diluted	$(0.17)	$(0.19)
Weighted-average shares used in computing net loss per common share, basic and diluted	45,798	43,312

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Operating activities:
Net loss	$(7,800)	$(8,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	779	1,242
Amortization of deferred stock compensation	224	480
Non-cash stock compensation recovery	(435)	(47)
Issuances of equity instruments for non-cash benefits	—	4
Loss on sale of assets	169
Changes in assets and liabilities:
Accounts receivable	32	(1,376)
Prepaid expenses and other current assets, including receivable from landlord	6,043	(185)
Other assets	27	(43)
Accounts payable	(1,742)	2,331
Accrued compensation	92	349
Accrued liabilities	(1,688)	92
Deferred revenue	(853)	788
Deferred rent	892	(215)
Net cash used in operating activities	(4,260)	(4,952)

Investing activities:
Purchase of available-for-sale securities	—	(13,076)
Maturities of available-for-sale securities	—	6,875
Proceeds from the sale of property and equipment	71	—
Capital expenditures	(556)	(1,715)
Net cash used in investing activities	(485)	(7,916)

Financing activities:
Proceeds from capital lease financing	98	540
Principal payments on capital lease obligations	(850)	(910)
Advance from landlord	343	—
Net proceeds from issuances of common stock	52	31,223
Net cash (used in) provided by financing activities	(357)	30,853

Net increase (decrease) in cash and cash equivalents	(5,102)	17,985
Cash and cash equivalents at beginning of period	26,535	11,488
Cash and cash equivalents at end of period	$21,433	$29,473

See accompanying notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this Quarterly Report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1. Nature of Operations

Rigel Pharmaceuticals, Inc. (“Rigel” or the “Company”) was incorporated in the state of Delaware on June 14, 1996. The Company is engaged in the discovery and development of a broad range of new,  small-molecule drug candidates.

2. Management’s Plans

We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we continue to move drug candidates into and through preclinical and clinical stages of drug development and expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and capital asset lease financings. We believe that our existing capital resources, together with anticipated payments under current collaborations, will be sufficient to support our current operating plan and spending only through the end of September 2003. We will require additional financing to fund our operations as currently planned beyond that date.  On April 29, 2003, we entered into a definitive agreement to sell $46.0 million of newly issued shares of common stock and warrants to purchase common stock in a private placement with MPM Capital, L.P., Frazier Healthcare, Alta Partners and HBM BioVentures AG. Under the terms of the agreement, we have agreed to sell approximately 72 million shares of our common stock at a price of $0.64 a share.  Investors in the private placement will also receive warrants to purchase an additional approximately 14.4 million shares of common stock at an exercise price of $0.64 per share.  The issuance of securities is subject to approval by our stockholders and to the satisfaction of a number of other closing conditions.  If we consummate the private placement, substantial dilution to existing stockholders will result.  If this financing transaction cannot be completed, we will not be able to continue our current operating plans and will be forced to reduce the scale of our operations. Should this transaction not be completed in a timely basis, we will be required to significantly scale back our operations by reducing our headcount by approximately 50% and significantly reducing all discretionary spending. We anticipate that upon the execution of these actions, our existing capital resources will be sufficient to support the substantially reduced funding of our current programs and operations only through the end of 2003.  Thus, if we do not consummate the financing contemplated by the private placement, we would be forced to immediately consider other financing or strategic options.  An alternative financing is unlikely to be available on acceptable terms, or at all, and we cannot predict whether a corporate partnering transaction would be available on acceptable terms, or at all.  In addition to other possibilities, we may be forced to consider selling some or all of our technology.  However, there can be no assurance that we would be able to sell any of our technology, or that if we were able to sell some or all of our technology, that we would be able to do so on favorable terms.

3. Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of Rigel’s management, these unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

Comprehensive loss did not differ materially from the net loss as reported.

4. Net Loss Per Share

Basic earnings per share excludes any dilutive effects of options or warrants. The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive.

5.  Stock Award Plans

We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards (or FAS) No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options.

Pro forma information regarding net loss and net loss per share is required by SFAS 123 and SFAS 148 and has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Our pro forma information follows (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002

Net loss–as reported:	$(7,800)	$(8,372)
Add back: Total stock-based employee compensation determined under APB 25	211	(433)
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	605	794
Pro forma net loss	$(8,616)	$(8,733)
Basic and diluted net loss per common share:
As reported	$(0.17)	$(0.19)
Pro forma	$(0.19)	$(0.20)

6. Revenue Recognition

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

Milestone payments are recognized pursuant to collaborative agreements upon the achievement of these specified at-risk milestones and upon acknowledgement by the collaborator.

Royalties will be recognized as earned in accordance with the contract terms when the third-party results are reliably measurable and collectibility is reasonably assured.

7.  Reduction in Force

On January 31, 2003, we implemented a restructuring plan to reduce the rate of our cash consumption and better align our operating structure with current and expected future economic conditions. The restructuring plan included an immediate reduction in force of approximately 16%, or 25 employees, to 135 employees, with reductions occurring in all functional areas. Two of our officers were included in this reduction in force.  All employees were given severance payments based on length of service at Rigel.  All severance payments were made prior to March 31, 2003 except for one payment which was made in April 2003.  During the three months ended March 31, 2003, we recognized approximately $435,000 of stock-based compensation recovery associated with the unvested options of the terminated employees that were cancelled which had previously been recognized under the graded vesting method of deferred compensation amortization.

8.  Equipment Financing Amendment

On March 17, 2003, we amended a certain equipment lease agreement to allow for the buyout provision to be paid over a period of months rather than in a lump sum.  The buyout provision of this amendment relates to approximately $2.9 million of original equipment and tenant improvement purchases.   As a result of this amendment, we are committed to an additional $370,000 of payments through January 2004.

9. Subsequent Event

Equity Financing

On April 29, 2003, we entered into a definitive agreement for the sale of $46.0 million of newly issued shares of common stock and warrants to purchase common stock in a private placement led by MPM Capital, L.P. that includes Frazier Healthcare, Alta Partners and HBM BioVentures.  Under the terms of the agreement, we have agreed to issue to the investors 71,874,999 shares of common stock at a price of $0.64 per share and warrants to purchase an additional 14,374,997 shares of common stock at an exercise price of $0.64 per share. As a result of their combined approximate 70% ownership (without giving effect to the exercise of the warrants and assuming 46,376,004 shares outstanding on April 29, 2003), the investors would have control over Rigel following the closing of the transactions contemplated by the purchase agreement.  The closing of the private placement is subject to a number of conditions, including, but not limited to, the approval by Rigel’s stockholders, appointment to Rigel’s board of directors of two investor designees, adoption of an amended and restated certificate of incorporation in order to effect a reverse stock split, there not having occurred a material adverse change prior to the closing and other customary closing conditions. If we are unsuccessful in consummating the transactions contemplated by the purchase agreement, we would be forced to consider other strategic options.

Independent Accountants’ Review Report

The Board of Directors
Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying condensed balance sheet of Rigel Pharmaceuticals, Inc. as of March 31, 2003, and the related condensed statements of operations for the three-month periods ended March 31, 2003 and 2002, and the condensed statements of cash flows for the three-month periods ended March 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2002, and the related statements of operations, and stockholders’ equity, and cash flows for the year then ended and in our report dated January 24, 2003 (except for note 9, as to which the date is January 31, 2003), we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP
Palo Alto, California
April 21, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2002 audited financial statements and accompanying notes included in our 2002 Annual Report on Form 10-K, as amended. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may occur in future periods.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results and the timing of events could differ significantly from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors,” as well as those discussed elsewhere in this report and in our 2002 Annual Report on Form 10-K, as amended, as filed with the SEC. Rigel undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

Our mission is to become a source of novel, small-molecule therapeutic drugs to meet large, unmet medical needs. Our business model is to develop a portfolio of drug candidates and to take these through Phase II clinical trials, after which we intend to seek partners for completion of clinical trials, regulatory approval and marketing. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we continue to move drug candidates into and through preclinical and clinical stages of drug development and expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and capital asset lease financings. We received our first funding from our collaborative partners in December 1998.  As of March 31, 2003, including both research funding and equity investments, we had received an aggregate of $81.4 million from our collaborative partners, including $3.6 million in the period ended March 31, 2003.  As of March 31, 2003, our accumulated deficit was approximately $122.6 million.

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

To date, we have entered into collaborations with four major pharmaceutical companies: Johnson & Johnson, Pfizer, Inc., Novartis Pharma AG, and Daiichi Pharmaceuticals Co. Ltd.   Johnson & Johnson, Pfizer and Novartis have provided nearly all of our revenues over the last three years. The Daiichi collaboration was entered into in the last half of 2002.

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

Under the terms of these collaborations, Johnson & Johnson, Novartis and Daiichi have agreed to provide up to approximately $8.5 million in future research funding over the next three years, none of which is cancelable at the option of these partners. In addition, both during the research phase and subsequent to the termination of the research phase, we may receive additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products.

During March 2003, we recognized a milestone with Daiichi for approximately $1.9 million associated with the completion of a certain research phase of our ongoing collaboration.  The full amount was collected during March 2003.

In order to maintain and increase proceeds from collaborations, we are exploring new opportunities with existing and new potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Johnson & Johnson has been expanded to also include both chemistry and compound high-throughput screening (or HTS), and our recent collaboration with Daiichi focuses on drug discovery and development. We currently anticipate that in order to support our current research programs we will need to self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships may have an expanded focus and could include HTS, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered. The timing, the amount of funds received and the scope of any new collaborations are uncertain, and any compound collaboration will depend on the successful progress of clinical trials. New, expanded or larger collaborations will also be necessary to offset any decrease in proceeds as collaborations come to the end of their terms. Our remaining Novartis program focuses on angiogenesis and is a multiple-year agreement with the research phase terminating in 2004, the Johnson & Johnson collaboration concludes its research phase at the end of 2003 and the Daiichi collaboration concludes its research phase in August 2005. As each collaboration reaches the conclusion of its research phase, the parties may evaluate the status of the collaboration and, if appropriate, seek to extend the research phase of the collaboration agreement or negotiate alternative terms.

Recent Developments

On April 29, 2003, we entered into a definitive agreement for the sale of $46.0 million of newly issued shares of common stock and warrants to purchase common stock in a private placement led by MPM Capital, L.P. that includes Frazier Healthcare, Alta Partners and HBM BioVentures.  Under the terms of the agreement, we have agreed to issue to the investors 71,874,999 shares of common stock at a price of $0.64 per share and warrants to purchase an additional 14,374,997 shares of common stock at an exercise price of $0.64 per share. As a result of their combined approximate 70% ownership (without giving effect to the exercise of the warrants and assuming 46,376,004 shares outstanding on April 29, 2003), the investors would have control over Rigel following the closing of the transactions contemplated by the purchase agreement.  The closing of the private placement is subject to a number of conditions, including, but not limited to, the approval by Rigel’s stockholders, appointment to Rigel’s board of directors of two investor designees, adoption of an amended and restated certificate of incorporation in order to effect a reverse stock split, there not having occurred a material adverse change prior to the closing and other customary closing conditions. If we are unsuccessful in consummating the transactions contemplated by the purchase agreement, we would be forced to consider other strategic options.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to terms of the research collaborations, investments, stock compensation, impairment issues, the estimated useful life of assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified at-risk milestones.

Royalties will be recognized as earned in accordance with the contract terms when the third-party results are reliably measurable and collectibility is reasonably assured.

Stock-based Compensation

As a result of our reduction in force on January 31, 2003, we recognized approximately $435,000 of stock-based compensation recovery associated with the unvested and cancelled options of the terminated employees which had previously been recognized under the graded vesting method of deferred compensation amortization. We amortized deferred stock compensation of $0.2 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively.  At March 31, 2003, we had a total of $0.5 million remaining to be amortized over the remaining vesting periods of the stock options.

Three Months Ended March 31, 2003 and 2002

Revenues. Contract revenues from collaborations were $4.5 million and $4.1 million for the three months ended March 31, 2003 and 2002, respectively.   Revenues in both three-month periods consisted primarily of research support and amortization of upfront fees from the continuation of our collaborations with Johnson & Johnson, Novartis and, in 2003 only, Daiichi.  In the three months ended March 31, 2003, revenues included a $1.9 million milestone payment from Daiichi for the completion of a certain screening phase of the collaboration.  In the three months ended March 31, 2002, revenues included $500,000 of milestone payments for targets delivered and accepted in accordance with our Pfizer collaboration.  The increase in 2003 revenues of $0.4 million was primarily due to the milestone payment from Daiichi of $1.9 million, offset by the termination of the research phase of the Novartis T-Cell and B-Cell programs as well as the termination of the research phase of the Pfizer program.   We expect contract revenues from collaborations, for at least the next two quarters of 2003, will be substantially lower than the revenues for the first quarter of 2003 as revenue is expected to be comprised of only research support and the amortization of upfront fees associated with our Novartis angiogenesis, Johnson & Johnson and Daiichi collaborations.

Research and Development.  Research and development expenses were relatively flat at $10.0 million and $10.1 million for the three months ended March 31, 2003 and 2002, respectively.  In September 2002, we began the Phase I clinical trial of our lead compound, R112, in the United Kingdom and subsequently filed an Investigational new drug (or IND) application for this compound with the United States Food and Drug Administration for the clinical indication of allergic rhinitis.  During the three months ended March 31, 2003, we began enrollment for our clinical trial in the United States.  We expect research and development expenses to increase in future years, particularly as we continue to move our solely-owned drug candidates through preclinical activities and into clinical trials.

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

General and Administrative Expenses.  General and administrative expenses were $2.0 million and $2.4 million for the three months ended March 31, 2003 and 2002, respectively.  The decrease of $0.4 million in 2003 was primarily attributable to a reduction in employee costs as a result of cost-cutting measures that were initiated on January 31, 2003.  We expect that general and administrative expenses will remain relatively flat for the remainder of 2003.

Loss on Sale of Property and Equipment.  In conjunction with our move to our new facilities in February 2003, we sold to the new tenant of our previous facility certain furniture and equipment that would no longer be needed at our new location.  This sale resulted in cash proceeds of approximately $71,000 and a loss on sale of $169,000.  The loss represents the remaining net book value of those assets less the cash received on the sale.

Net Interest Expense.  Net interest expense was $84,000 for the three months ended March 31, 2003, compared with net interest income of $65,000 for the three months ended March 31, 2002.   Interest income is earned from our interest-bearing cash and investment balances, whereas we incur interest expense on our capital lease obligations associated with capital asset purchases.  In 2003, interest expense exceeded interest income due primarily to a reduction in interest rates on our owned securities coupled with a decrease in the average balances of those securities.

Effect of New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 is not expected to have a material impact on our results of operations and financial position.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. As of March 31, 2003, we had received $126.1 million in gross proceeds from the sale of equity securities, including $20.0 million from collaborators, and had received $61.4 million in research funding from collaborators.  In addition, as of March 31, 2003, we had financed, through leases and loans, the purchase of equipment and leasehold improvements totaling approximately $17.3 million.

As of March 31, 2003, we had $22.2 million in cash, cash equivalents and available-for-sale securities, as compared to $27.3 million as of December 31, 2002, a decrease of $5.1 million. This decrease was primarily attributable to approximately $4.3 million in net cash used in operating activities. We also invested $0.6 million in capital equipment and had debt service payments of $0.9 million in conjunction with our equipment financing arrangements. These payments were offset by $0.1 million of proceeds from a lease financing and $0.3 million from a cash advance from our landlord.

As of March 31, 2003, we had $5.0 million in capital lease obligations associated with our financed purchase of equipment and leasehold improvements. All existing equipment financing agreements as of March 31, 2003 are secured by the equipment financed, bear interest rates in a range of 7% to 15% and are due in monthly installments through 2005. In addition, three of these agreements have balloon payments at the end of each loan term, while the fourth agreement allows us to purchase the assets financed at the fair market value or 20% of the original acquisition cost at the end of the financing term.   On March 17, 2003, we amended an equipment lease agreement to allow for the buyout provision to be paid over a period of months rather than in a lump sum.  The buyout provision of this amendment relates to approximately $2.9 million of original equipment and tenant improvement purchases. As a result of this amendment, we are committed to an additional $370,000 of payments through January 2004.  As of March 31, 2003, we had a total of $1.9 million available for draw down under all financing agreements.

During 2002, our office and research facility located at 240 East Grand in South San Francisco was leased under an operating lease that terminated in conjunction with a 15-year lease, signed in May 2001, for our current office and research facilities located at 1180 Veterans Blvd. in South San Francisco.  Under the terms of the lease signed in 2001, we were to occupy our new facilities in late 2002 and were to concurrently terminate the lease of our former facility at 240 East Grand in South San Francisco. We determined that the 2001 lease for our current facility was an operating lease in accordance with FAS 13. In connection with the termination of the current 240 East Grand lease, we accelerated the amortization of tenant improvements and accrued rent charges over the expected remaining life of the lease and incurred minimal costs in connection with the terminated lease. The 1180 Veterans Blvd. research and office facilities were constructed as a build-to-suit facility. Under the original lease, we were obligated to fund approximately $18.0 million of the total tenant improvement obligations. In October 2002, we amended this original lease to provide for a delay of the rent commencement date until February 1, 2003 and an increase in the tenant improvement allowance to cover all of the expected remaining construction obligations on the facility. The lease was also amended to increase the future rental commitments to compensate for the delay of the rent commencement and the increase in the tenant improvement allowance. Since the amendment was considered a material change to the original lease, we reviewed the accounting treatment for this amended lease and again determined the lease to be an operating lease. We moved into the new facility during February 2003.

Prior to the signing of the amendment, we had been directly paying a portion of the pre-construction and construction costs related to the new facility. These costs were being capitalized on our balance sheet as construction-in progress. Per the terms of the amendment, we have estimated that the landlord will be responsible for reimbursing to us all of the costs that we had previously capitalized. Therefore, we have reclassified these costs into a short-term asset “Receivable from Landlord” in our financial statements.

The following are our contractual commitments (by fiscal year) as of March 31, 2003 associated with debt obligations, lease obligations and contracted research obligations:

	Total	2003	2004 - 2005	2006 - 2007	2008 - 2018
	(in thousands)

Capital leases	$6,692	$4,145	$2,547	$—	$—
Facilities leases	198,128	7,169	21,438	26,546	142,975
Contracted research	500	500	—	—	—
Total	$205,320	$11,814	$23,985	$26,546	$142,975

On January 31, 2003, we implemented a restructuring plan to reduce the rate of our cash consumption and better align our operating structure with current and expected future economic conditions. The restructuring plan included an immediate reduction in force of approximately 16%, or 25 employees, to 135 employees, with reductions occurring in all functional areas. Two of our officers were included in this reduction in force. We also deferred a portion of certain officers’ salaries.

We believe that our existing capital resources, together with anticipated payments under current collaborations, will be sufficient to support our current operating plan and spending only through the end of September 2003. We will require additional financing to fund our operations as currently planned beyond that date.   On April 29, 2003, we entered into a definitive agreement to sell $46.0 million of newly issued shares of common stock and warrants to purchase common stock in a private placement with MPM Capital, L.P., Frazier Healthcare, Alta Partners and HBM BioVentures AG.  Under the terms of the agreement, we have agreed to sell approximately 72 million shares of our common stock at a price of $0.64 a share.  Investors in the private placement will also receive warrants to purchase an additional approximately 14.4 million shares of common stock at an exercise price of $0.64 per share.  The issuance of securities is subject to approval by our stockholders and to the satisfaction of a number of other closing conditions.  If we consummate the private placement, substantial dilution to existing stockholders will result.  If this financing transaction cannot be completed, we will not be able to continue our current operating plans and will be forced to reduce the scale of our operations. Should this transaction not be completed in a timely basis, we will be required to significantly scale back our operations by reducing our headcount by approximately 50% and significantly reducing all discretionary spending. We anticipate that upon the execution of these actions, our existing capital resources will be sufficient to support the substantially reduced funding of our current programs and operations only through the end of 2003.  Thus, if we do not consummate the financing contemplated by the private placement, we would be forced to immediately consider other financing or strategic options.  An alternative financing is unlikely to be available on acceptable terms, or at all, and we cannot predict whether a corporate partnering transaction would be available on acceptable terms, or at all.  In addition to other possibilities, we may be forced to consider selling some or all of our technology.  However, there can be no assurance that we would be able to sell any of our technology, or that if we were able to sell some or all of our technology, that we would be able to do so on favorable terms.

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

In addition, we are constantly reviewing potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses. For the next several years, we do not expect the cash generated from our operations to generate the amount of cash required by our future cash needs. We expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing.  We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.  For example, if we consummate the private placement agreement signed on April 29, 2003, substantial dilution to existing stockholders will result.

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

We believe that our existing capital resources, together with anticipated payments under current collaborations, will be sufficient to support our current operating plan and spending only through the end of September 2003. We will require additional financing to fund our operations as currently planned beyond that date.   On April 29, 2003, we entered into a definitive agreement to sell $46.0 million of newly issued shares of common stock and warrants to purchase common stock in a private placement with MPM Capital, L.P., Frazier Healthcare, Alta Partners and HBM BioVentures AG.  Under the terms of the agreement, we have agreed to sell approximately 72 million shares of our common stock at a price of $0.64 a share.  Investors in the private placement will also receive warrants to purchase an additional approximately 14.4 million shares of common stock at an exercise price of $0.64 per share.  The issuance of securities is subject to approval by our stockholders and to the satisfaction of a number of other closing conditions.  If we consummate the private placement, substantial dilution to existing stockholders will result.  If this financing transaction cannot be completed, we will not be able to continue our current operating plans and will be forced to reduce the scale of our operations. Should this transaction not be completed in a timely basis, we will be required to significantly scale back our operations by reducing our headcount by approximately 50% and significantly reducing all discretionary spending. We anticipate that upon the execution of these actions, our existing capital resources will be sufficient to support the substantially reduced funding of our current programs and operations only through the end of 2003.  Thus, if we do not consummate the financing contemplated by the private placement, we would be forced to immediately consider other financing or strategic options.  An alternative financing is unlikely to be available on acceptable terms, or at all, and we cannot predict whether a corporate partnering transaction would be available on acceptable terms, or at all.  In addition to other possibilities, we may be forced to consider selling some or all of our technology.  However, there can be no assurance that we would be able to sell any of our technology, or that if we were able to sell some or all of our technology, that we would be able to do so on favorable terms.

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

To the extent we raise additional capital by issuing equity securities, our stockholders would at that time would experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

In January 2003, we announced a workforce reduction of 25 employees in order to reduce expenses.  In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions this year.  Workforce and expense reductions have resulted, and further reductions could result, in reduced progress on our internal programs.  In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors.  Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment.  Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel.  We may have difficulty attracting such personnel as a result of a perceived risk of future workforce and expense reductions.  In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

Our success as a company is uncertain due to our limited operating history, our history of operating losses and the uncertainty of future profitability.

Due in large part to the significant research and development expenditures required to identify and validate new drug candidates and advance our programs into clinical testing, we have not been profitable and have generated operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have incurred net losses of $37.0 million, $23.8 million and $25.3 million in each of the last three fiscal years, respectively. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations. As of March 31, 2003, we had an accumulated deficit of approximately $122.6 million. Even if we are able to secure the financing necessary to continue our operations beyond 2003, we expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities, incur significant clinical and testing costs and expand our facilities.

There is a high risk that early-stage drug discovery and development might not successfully generate good drug candidates.

At the present time, the majority of our operations are in the early stages of drug identification and development. To date, only one of our drug compounds has made it into the clinical testing stage. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential drug candidates will actually lead to successful drug development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our one drug compound in the clinic and our future leads for potential drug compounds will be subject to the risks and failures inherent in the development of pharmaceutical products based on new technologies. These risks include, but are not limited to, the inherent difficulty in selecting the right drug target and avoiding unwanted side effects as well as the unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing, competition and costs and expenses that may exceed current estimates.

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

If our current corporate collaborations or license agreements are unsuccessful, our research and development efforts could be delayed.

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties in the future. We rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if such third parties will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us, such failure might delay ongoing research and development efforts at Rigel because we might not receive any future milestone payments and we would not receive any royalties associated with such compound or product. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. For example, the funded research phase of our collaboration with Pfizer has been completed and the development portion of our collaboration is ongoing at Pfizer. In addition, in May 2002, Novartis elected to conclude the research phases of our two initial joint projects in the autoimmunity and transplant rejection areas, after 42 months, effective November 2002 and February 2003, respectively. Pursuant to the collaboration agreement, Novartis had the option to end the research phase on these programs after 24 months or 42 months. More generally, our current corporate collaboration agreements may terminate upon a breach or a change of control. We may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 100 pending patent applications and 25 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. Additional uncertainty may result from because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Due, in part, to the early stage of our drug candidate research and development process, we cannot predict whether regulatory clearance will be obtained for any product that we, or our collaborative partners, hope to develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance to us are the requirements relating to research and development and testing.

Before commencing clinical trials in humans in the United States, we, or our collaborative partners, will need to submit and receive approval from the FDA of an IND. Clinical trials are subject to oversight by institutional review boards and the FDA and:

•                                          must be conducted in conformance with the FDA’s good clinical practices and other applicable regulations;

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

As a small company with only 132 employees as of April 30, 2003, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 46% of our common stock, based on their beneficial ownership as of April 29, 2003. Accordingly, they collectively will have the ability to significantly affect the election of all of our directors and the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

On April 29, 2003, we entered into a definitive agreement for the sale of $46.0 million of newly issued shares of common stock and warrants to purchase common stock in a private placement led by MPM Capital, L.P. that includes Frazier Healthcare, Alta Partners and HBM BioVentures.  Under the terms of the agreement, we have agreed to issue to the investors 71,874,999 shares of common stock at a price of $0.64 per share and warrants to purchase an additional 14,374,997 shares of common stock at an exercise price of $0.64 per share. As a result of their combined approximate 70% ownership (without giving effect to the exercise of the warrants and assuming 46,376,0004 shares outstanding on April 29, 2003), the investors would have control over Rigel following the closing of the transactions contemplated by the purchase agreement. If we successfully consummate the proposed private placement, the investors would hold the requisite percentage of our outstanding shares so as to permit them, if they chose to act in concert, to take actions requiring stockholder approval without obtaining the approval of our other stockholders.  In addition, we would use our commercially reasonable best efforts to elect designees of MPM Capital as two of our nine board members as of the closing of the private placement.

Our common stock may be delisted from Nasdaq.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  For the three months ended March 31, 2003 and 2002, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

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

PART II  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

d)                                     Our Registration Statement on Form S-1 (No. 333-45864), as amended, with respect to our initial public offering was declared effective by the SEC on November 28, 2000. We received net proceeds of approximately $35,560,000 after deducting offering expenses of $3,990,000, including underwriting discounts and commissions of $2,768,000 and other offering expenses of $1,222,000. We used the net proceeds of the offering for research and development, general corporate purposes and working capital and capital lease obligations.   As of March 31, 2003, we had used all such net proceeds.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower Chief Executive Officer

Date:	May 15, 2003

By:	/s/ JAMES H. WELCH
James H. Welch Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

Date:	May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

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

(2)                                  This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Rigel Pharmaceuticals, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.