Form 10-Q
period 2003-06-30
RIGEL PHARMACEUTICALS INC
filed 2003-08-14
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

As of August 1, 2003, there were 14,785,300 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$58,092	$26,535
Available-for-sale securities	—	756
Accounts receivable	717	1,503
Receivable from landlord	—	6,175
Prepaid expenses and other current assets	1,796	1,894
Total current assets	60,605	36,863

Property and equipment, net	4,500	5,206
Other assets	2,150	2,273
	$67,255	$44,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,031	$3,460
Accrued compensation	860	799
Accrued liabilities	1,104	2,662
Deferred revenue	3,525	4,061
Capital lease obligations	2,760	3,388
Total current liabilities	9,280	14,370

Capital lease obligations	1,902	2,313
Long-term portion of deferred revenue	1,013	2,147
Deferred rent	2,408	71
Other long-term liabilities	400	—

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,167,556 and 5,078,025 shares issued and outstanding on June 30, 2003 and December 31, 2002, respectively	13	5
Additional paid-in capital	185,690	141,023
Deferred stock compensation	(338)	(772)
Accumulated other comprehensive income	—	(1)
Accumulated deficit	(133,080)	(114,814)
	52,285	25,441
Less treasury stock, at cost: 4,525 and no shares at June 30, 2003 and December 31, 2002, respectively	(33)	—
Total stockholders’ equity	52,252	25,441
	$67,255	$44,342

Note (1)               The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date included in Rigel’s Form 10-K, for the fiscal year ended December 31, 2002, as amended.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Contract revenues from collaborations	$2,349	$4,337	$6,846	$8,435

Costs and expenses:
Research and development	10,698	12,066	20,708	22,157
General and administrative	2,012	2,761	4,046	5,205
	12,710	14,827	24,754	27,362
Loss from operations	(10,361)	(10,490)	(17,908)	(18,927)
Loss on sale of property and equipment	—	—	(169)	—
Interest income	46	266	118	560
Interest expense	(151)	(222)	(307)	(451)
Net loss	$(10,466)	$(10,446)	$(18,266)	$(18,818)
Net loss per share, basic and diluted	$(1.90)	$(2.07)	$(3.45)	$(3.81)
Weighted average shares used in computing net loss per common share, basic and diluted	5,496	5,038	5,296	4,933

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2003	2002
	(unaudited)
Operating activities:
Net loss	$(18,266)	$(18,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,449	2,453
Amortization of deferred stock compensation	377	734
Non-cash stock compensation recovery	(599)	(10)
Issuances of equity instruments for non-cash benefits	24	9
Loss on sale of property and equipment	169
Changes in assets and liabilities:
Accounts receivable	786	(610)
Prepaid expenses and other current assets, including receivable from landlord	6,273	88
Other assets	123	(136)
Accounts payable	(2,429)	754
Accrued compensation	61	165
Accrued liabilities	(1,558)	556
Deferred revenue	(1,670)	(393)
Deferred rent	2,337	(431)
Net cash used in operating activities	(12,923)	(15,639)

Investing activities:
Purchase of available-for-sale securities	—	(23,001)
Maturities of available-for-sale securities	757	19,325
Proceeds from the sale of property and equipment	71	—
Capital expenditures	(984)	(3,536)
Net cash used in investing activities	(156)	(7,212)

Financing activities:
Proceeds from capital lease financing	867	1,564
Principal payments on capital lease obligations	(1,906)	(1,809)
Advance from landlord	400	—
Net proceeds from issuances of common stock and warrants	45,275	31,685
Net cash provided by financing activities	44,636	31,440

Net increase in cash and cash equivalents	31,557	8,589
Cash and cash equivalents at beginning of period	26,535	11,488
Cash and cash equivalents at end of period	$58,092	$20,077

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

On June 24, 2003, we effected a 1-for-9 reverse stock split of our outstanding common stock, after our stockholders approved the proposal for a reverse split at our annual meeting of stockholders held on June 20, 2003.  As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-ninth of a share of common stock, with the par value of each share of common stock remaining at one tenth of one cent ($.001) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split.

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

Pro forma information regarding net loss and net loss per share has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes model.   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options.  Our pro forma information follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss–as reported:	$(10,466)	$(10,446)	$(18,266)	$(18,818)
Add back: Total stock-based employee compensation determined under APB 25	(8)	(290)	203	(723)
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	660	979	1,265	1,773
Pro forma net loss	(11,118)	(11,135)	(19,734)	(19,868)
Basic and diluted net loss per common share:
As reported	$(1.90)	$(2.07)	$(3.45)	$(3.81)
Pro forma	$(2.04)	$(2.21)	$(3.73)	$(4.03)

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

6.  Reduction in Force

On January 31, 2003, we implemented a restructuring plan to reduce the rate of our cash consumption and better align our operating structure with current and expected future economic conditions. The restructuring plan included an immediate reduction in force of approximately 16%, or 25 employees, to 135 employees, with reductions occurring in all functional areas. Two of our officers were included in this reduction in force.  All employees were given severance payments based on length of service at Rigel.  All severance payments were made prior to March 31, 2003 except for one payment which was made in April 2003.  During the six months ended June 30, 2003, we recognized approximately $599,000 of stock-based compensation recovery associated with the unvested options of the terminated employees that were cancelled which had previously been recognized under the graded vesting method of deferred compensation amortization.

7.  Equipment Financing Amendment

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

8.   Equity Financing

On June 26, 2003, we completed a private placement with net proceeds of $45.0 million led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures.  In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share.   The fair value of these warrants, as determined by the Black-Scholes valuation model, was approximately $11.0 million.  This amount has been allocated within “Additional paid-in capital” in our financial statements.   For so long as MPM Capital holds at least 10% of the outstanding shares of our common stock, we will use our commercially reasonable best efforts to (i) cause two designees of MPM Capital to be nominated and elected to our board of directors; (ii) appoint one designee to serve on the nominating committee of our board of directors; and (iii) appoint one designee to serve on the compensation committee of our board of directors.  These board appointments were completed in conjunction with the closing of the financing on June 26, 2003.

9.  Subsequent Events

Offer to Exchange

On June 27, 2003 we initiated an offer to exchange options to purchase shares of our common stock with exercise prices equal to or greater than $9.00 per share currently outstanding under our 2000 Equity Incentive Plan (or 2000 Plan), 2001 Non-Officer Equity Incentive Plan and 2000 Non-Employee Directors’ Stock Option Plan, for replacement options to purchase shares of our common stock to be granted under the 2000 Plan. There were outstanding eligible options to purchase an aggregate of 367,961 shares of our common stock as of June 26, 2003. Only officers, employees not on certain leaves of absence, consultants, and non-employee members of Rigel’s board of directors as of June 27, 2003, who continued to be employed through the offer expiration date of July 25, 2003, were eligible to participate in the offer. We offered to conduct the exchange with respect to eligible options on a one-for-one (1:1) basis.   Our option exchange offer expired at 11:59 PM, Pacific Daylight Time, on Friday, July 25, 2003. On July 28, 2003, we accepted for cancellation options to purchase an aggregate of 344,207 shares of our common stock.  On July 28, 2003, we granted replacement options to purchase an aggregate of 344,207 shares of our common stock at an exercise price of $9.20 per share, the fair market value on the date of the grant. Subject to the continuation of the optionholders’ employment, service as a consultant or service as a non-employee member of our board of directors, the replacement options will vest as follows: one-fifth (1/5th) of the shares covered by the replacement options will vest on the six-month anniversary of the date of grant; one-fifth (1/5th) of the shares covered by the replacement options will vest on the twelve-month anniversary of the date of grant; and three-fifths (3/5ths) of the shares covered by the replacement options will vest in twenty-four (24) equal monthly installments over the following two (2) years. The replacement options will expire, at the latest, on the day three (3) years and five (5) business days after the date of grant (if it has not expired earlier due to the optionholders’ termination of employment, service as a consultant or service as a non-employee member of our board of directors).   All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, will be treated for financial reporting purposes as variable awards.  Therefore, we will record a non-cash charge reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock in compensation expense in connection with the replacement options and the eligible options that were not exchanged. We will continue to reflect decreases and increases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense.

Rights Offering

On June 27, 2003, we initiated a rights offering pursuant to which non-transferable rights to purchase up to an aggregate of 1,736,111 shares of our common stock at a purchase price of $5.76 per share were offered to our stockholders of record as of April 29, 2003, other than certain stockholders affiliated with the investors in the private placement completed on June 26, 2003.  Each such stockholder of record received one basic subscription right to purchase 0.4508 of a share of Rigel common stock at $5.76 per share for each share owned as of the record date.  By July 25, 2003, the expiration of the rights offering period, our stockholders had elected to purchase an aggregate of 1.6 million shares of our common stock for aggregate gross proceeds to us of $9.3 million.  The shares were issued to the participating stockholders on July 31, 2003.

Independent Accountants’ Review Report

The Board of Directors
Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying condensed balance sheet of Rigel Pharmaceuticals, Inc. as of June 30, 2003, and the related condensed statements of operations for the three and six-month periods ended June 30, 2003 and 2002, and the condensed statements of cash flows for the six-month periods ended June 30, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2002, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and in our report dated January 24, 2003 (except for note 9, as to which the date is January 31, 2003), we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP
Palo Alto, California
July 22, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2002 audited financial statements and accompanying notes included in our 2002 Annual Report on Form 10-K, as amended. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of results that may occur in future periods.

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

Overview

Rigel’s mission is to become a source of novel, small-molecule drugs to meet large, unmet medical needs. Our business model is to develop a portfolio of drug candidates and to take these through Phase II clinical trials, after which we intend to seek partners for completion of clinical trials, regulatory approval and marketing. We have identified three lead product development programs: mast cell inhibition to treat immunologic diseases such as asthma/allergy and autoimmune disorders, antiviral agents to treat Hepatitis C and ubiquitin ligases, a new class of cancer drug targets. Rigel has begun clinical testing of its first product candidate, R112, for allergic rhinitis, and plans to begin clinical trials of three additional drug candidates for the treatment of hepatitis C, rheumatoid arthritis and asthma through the end of 2004. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we continue to move drug candidates into and through preclinical and clinical stages of drug development and expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and capital asset lease financings. We received our first funding from our collaborative partners in December 1998.    As of June 30, 2003, our accumulated deficit was approximately $133.0 million.

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

To date, we have entered into collaborations with four major pharmaceutical companies: Johnson & Johnson, Pfizer, Inc., Novartis Pharma AG, and Daiichi Pharmaceuticals Co. Ltd.   Johnson & Johnson, Pfizer and Novartis have provided all of our revenues over the last three years. The Daiichi collaboration was entered into in the last half of 2002.

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

Under the terms of these collaborations, Johnson & Johnson, Novartis and Daiichi have agreed to provide up to approximately $6.1 million in future research funding over the next three years, none of which is cancelable at the option of these partners. In addition, both during the research phase and subsequent to the termination of the research phase, we may receive additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products.

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

Recent Developments

On June 24, 2003, we effected a 1-for-9 reverse stock split of our outstanding common stock, after our stockholders approved the proposal for a reverse split at our annual meeting of stockholders held on June 20, 2003.  Immediately following the reverse split we had a total of 5,159,519 shares of common stock outstanding.

On June 26, 2003, we completed a private placement with net proceeds of $45.0 million led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures.  In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share.   As a result of their combined approximate 70.5% ownership (without giving effect to the exercise of the warrants and based on 13,167,556 shares outstanding as of June 30, 2003), the investors obtained control over Rigel. The investors hold the requisite percentage of our outstanding shares so as to permit them, if they choose to act in concert, to take actions requiring stockholder approval without obtaining the approval of our other stockholders.  For so long as MPM Capital holds at least 10% of the outstanding shares of our common stock, we will use our commercially reasonable best efforts to (i) cause two designees of MPM Capital to be nominated and elected to our board of directors; (ii) appoint one designee to serve on the nominating committee of our board of directors; and (iii) appoint one designee to serve on the compensation committee of our board of directors.  These board appointments were completed in conjunction with the closing of the financing on June 26, 2003.

On June 27, 2003 we initiated an offer to exchange options to purchase shares of our common stock with exercise prices equal to or greater than $9.00 per share currently outstanding under our 2000 Equity Incentive Plan (or 2000 Plan), 2001 Non-Officer Equity Incentive Plan and 2000 Non-Employee Directors’ Stock Option Plan, for replacement options to purchase shares of our common stock to be granted under the 2000 Plan. There were outstanding eligible options to purchase an aggregate of 367,961 shares of our common stock as of June 26, 2003. Only officers, employees not on certain leaves of absence, consultants, and non-employee members of Rigel’s board of directors as of June 27, 2003, who continued to be employed through the offer expiration date of July 25, 2003, were eligible to participate in the offer. We offered to conduct the exchange with respect to eligible options on a one-for-one (1:1) basis.   Our option exchange offer expired at 11:59 PM, Pacific Daylight Time, on Friday, July 25, 2003. On July 28, 2003, we accepted for cancellation options to purchase an aggregate of 344,207 shares of our common stock.  On July 28, 2003, we granted replacement options to purchase an aggregate of  344,207 shares of our common stock at an exercise price of $9.20 per share, the fair market value on the date of grant. Subject to the continuation of the optionholders’ employment, service as a consultant or service as a non-employee member of our board of directors, the replacement options will vest as follows: one-fifth (1/5th) of the shares covered by the replacement options will vest on the six-month anniversary of the date of grant; one-fifth (1/5th) of the shares covered by the replacement options will vest on the twelve-month anniversary of the date of grant; and three-fifths (3/5ths) of the shares covered by the replacement options will vest in twenty-four (24) equal monthly installments over the following two (2) years. The replacement options will expire, at the latest, on the day three (3) years and five (5) business days after the date of grant (if it has not expired earlier due to the optionholders’ termination of employment, service as a consultant or service as a non-employee member of our board of directors).  All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, will be treated for financial reporting purposes as variable awards.  Therefore, we will record a non-cash charge reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock in compensation expense in connection with the replacement options and the eligible options that were not exchanged. We will continue to reflect decreases and increases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense.

On June 27, 2003, we initiated a rights offering pursuant to which non-transferable rights to purchase up to an aggregate of 1,736,111 shares of our common stock at a purchase price of $5.76 per share were offered to our stockholders of record as of April 29, 2003, other than certain stockholders affiliated with the investors in the private placement completed on June 26, 2003.  Each such stockholder of record received one basic subscription right to purchase 0.4508 of a share of Rigel common stock at $5.76 per share for each share owned as of the record date.  By July 25, 2003, the expiration of the rights offering period, our stockholders had elected to purchase an aggregate of 1.6 million shares of our common stock for aggregate gross proceeds to us of $9.3 million.   The shares were issued to the participating stockholders on July 31, 2003.

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

Stock-based Compensation

As a result of our reduction in force on January 31, 2003, we recognized approximately $599,000 of stock-based compensation recovery associated with the unvested and cancelled options of the terminated employees which had previously been recognized under the graded vesting method of deferred compensation amortization.   We amortized deferred stock compensation of $0.4 million and $0.7 million for the six months ended June 30, 2003 and 2002, respectively.  At June 30, 2003, we had a total of $0.3 million remaining to be amortized over the remaining vesting periods of the stock options.

Three Months Ended June 30, 2003 and 2002

Revenues. Contract revenues from collaborations were $2.3 million and $4.3 million for the three months ended June 30, 2003 and 2002, respectively.   Revenues in both three-month periods consisted primarily of research support and amortization of upfront fees from the continuation of our collaborations with Johnson & Johnson, Novartis and, in 2003 only, Daiichi.  In the three months ended June 30, 2002, revenues included a $500,000 milestone payment for a target accepted in accordance with our transplant rejection research program with Novartis and a $100,000 milestone payment for target accepted in accordance with our Pfizer collaboration   The decrease in 2003 revenues of $2.0 million was primarily due to the termination of the research phase of the Novartis T-Cell and B-Cell programs as well as the milestones that were recognized in the three months ended June 30, 2002.   We expect contract revenues from collaborations, for at least the third quarter of 2003, will be in-line with the revenues for the second quarter of 2003 as revenue is expected to be comprised of only research support and the amortization of upfront fees associated with our Novartis angiogenesis, Johnson & Johnson and Daiichi collaborations.

Research and Development.  Research and development expenses were $10.7 million and $12.1 million for the three months ended June 30, 2003 and 2002, respectively.   The decrease in 2003 research and development expenses of $1.4 million was primarily due to a reduction in contract chemistry, lab supplies, costs associated with our intellectual property and employee costs offset by an increase in pre-clinical and clinical costs and facility costs.    In September 2002, we began the Phase I clinical trial of our lead compound, R112, in the United Kingdom and subsequently filed an investigational new drug (or IND) application for this compound with the United States Food and Drug Administration (or FDA) for the clinical indication of allergic rhinitis.  Approval to proceed was received from the FDA in December 2002, and a Phase I/II clinical trial was recently completed at National Jewish Medical Center in Denver, Colorado. The clinical trial evaluated the safety and effectiveness of R112 in patients with documented allergies. We believe that preliminary initial results of this clinical trial, announced on July 20, 2003, indicate that the mechanism of action of this compounds is to comprehensively inhibit the chemical mediators associated with mast cell activation as well as validate R112’s potential as a therapeutic for allergy.   We expect research and development expenses to increase in the future, particularly as we continue to move our solely-owned drug candidates through preclinical activities and into clinical trials.

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

General and Administrative Expenses.  General and administrative expenses were $2.0 million and $2.8 million for the three months ended June 30, 2003 and 2002, respectively.  The decrease of $0.8 million in 2003 was primarily attributable to a reduction in employee costs as a result of cost-cutting measures that were initiated in September 2002 and January 2003.  We expect that general and administrative expenses will remain relatively flat for the remainder of 2003.

Net Interest Expense.  Net interest expense was $105,000 for the three months ended June 30, 2003, compared with net interest income of $44,000 for the three months ended June 30, 2002.   Interest income is earned from our interest-bearing cash and investment balances, whereas we incur interest expense on our capital lease obligations associated with capital asset purchases.  In 2003, interest expense exceeded interest income due primarily to a reduction in interest rates on our owned securities coupled with a decrease in the average balances of those securities.

Six Months Ended June 30, 2003 and 2002

Revenues. Contract revenues from collaborations were $6.8 million and $8.4 million for the six months ended June 30, 2003 and 2002, respectively.   Revenues in both six-month periods consisted primarily of research support and amortization of upfront fees from the continuation of our collaborations with Johnson & Johnson, Novartis and, in 2003 only, Daiichi.  In the six months ended June 30, 2003, revenues included a $1.9 million milestone payment from Daiichi for the completion of a certain screening phase of the collaboration.  In the six months ended June 30, 2002, revenues included $600,000 of milestone payments for targets delivered and accepted in accordance with our Pfizer collaboration and a $500,000 milestone payment for a target accepted in accordance with our transplant rejection research program with Novartis.    The decrease in 2003 revenues of $1.6 million was primarily due to the termination of the research phase of the Novartis T-Cell and B-Cell programs as well as the termination of the research phase of the Pfizer program offset by the increased milestone payment associated with Daiichi.

Research and Development.   Research and development expenses were $20.7 million and $22.2 million for the six months ended June 30, 2003 and 2002, respectively.   The decrease in 2003 research and development expenses of $1.5 million was primarily due to a reduction in contract chemistry, lab supplies, costs associated with our intellectual property, and employee costs offset by an increase in pre-clinical and clinical costs and facility costs.

General and Administrative Expenses.  General and administrative expenses were $4.0 million and $5.2 million for the six months ended June 30, 2003 and 2002, respectively.  The decrease of $1.2 million in 2003 was primarily attributable to a reduction in employee costs as a result of cost-cutting measures that were initiated in September 2002 and January 2003.

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

Net Interest Expense.  Net interest expense was $189,000 for the six months ended June 30, 2003, compared with net interest income of $109,000 for the six months ended June 30, 2002.

Liquidity and Capital Resources

We have financed our research and development operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. As of June 30, 2003, we had received $172.1 million in gross proceeds from the sale of equity securities, including $20.0 million from collaborators, and had received $63.7 million in research funding from collaborators.  In addition, as of June 30, 2003, we had financed, through leases and loans, the purchase of equipment and leasehold improvements totaling approximately $18.0 million.

As of June 30, 2003, we had $58.1 million in cash, cash equivalents and available-for-sale securities, as compared to $27.3 million as of December 31, 2002, an increase of $30.8 million.  The increase was attributable to net proceeds of  $45.0 million, after deducting offering costs,  from the sale of 7,986,110 shares of our common stock and warrants to purchase 1,597,221 shares of our common stock to MPM Capital, Frazier Healthcare, Alta Partners and HBM BioVentures in a private placement completed in June 2003.   We also invested $1.0 million in capital equipment and had debt service payments of $1.9 million in conjunction with our equipment financing arrangements. These payments were offset by $0.9 million of proceeds from a lease financing and $0.4 million from a cash advance from our landlord. For the three and six months ended June 30, 2003 and 2002, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

As of June 30, 2003, we had $4.7 million in capital lease obligations associated with our financed purchase of equipment and leasehold improvements. All existing equipment financing agreements as of June 30, 2003 are secured by the equipment financed, bear interest rates in a range of 7% to 15% and are due in monthly installments through 2006. In addition, three of these agreements have balloon payments at the end of each loan term, while the fourth agreement allows us to purchase the assets financed at the fair market value or 20% of the original acquisition cost at the end of the financing term.   On March 17, 2003, we amended an equipment lease agreement to allow for the buyout provision to be paid over a period of months rather than in a lump sum.  The buyout provision of this amendment relates to approximately $2.9 million of original equipment and tenant improvement purchases. As a result of this amendment, we are committed to an additional $370,000 of payments through January 2004.  As of June 30, 2003, we had a total of $1.1 million available for draw down under all financing agreements.

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

Prior to the signing of the amendment, we had been directly paying a portion of the pre-construction and construction costs related to the new facility. These costs were being capitalized on our balance sheet as construction-in progress. Per the terms of the amendment, we have estimated that the landlord will be responsible for reimbursing to us all of the costs that we had previously capitalized. Therefore, we have reclassified these costs into a short-term asset “Receivable from Landlord” in our financial statements.  This receivable has been fully paid as of June 30, 2003.

The following are our contractual commitments (by fiscal year,) as of June 30, 2003 associated with debt obligations and lease obligations (note that 2003 only includes commitments for the last six months of the year):

	Total	2003	2004 - 2005	2006 - 2007	2008 - 2018
	(in thousands)

Capital leases	$5,518	$2,022	$3,370	$126	$—
Facilities leases	194,661	3,702	21,438	26,546	142,975
Total	$200,179	$5,724	$24,808	$26,672	$142,975

On January 31, 2003, we implemented a restructuring plan to reduce the rate of our cash consumption and better align our operating structure with current and expected future economic conditions. The restructuring plan included an immediate reduction in force of approximately 16%, or 25 employees, to 135 employees, with reductions occurring in all functional areas. Two of our officers were included in this reduction in force. We also deferred a portion of certain officers’ salaries until July 2003.

We believe that our existing capital resources, together with the anticipated proceeds from current collaborations will be sufficient to support our current operating plan for at least the next 12 months.  We will require additional financing in the future to fund our research and development operations.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risk and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong. Our future funding requirements will depend on many factors, including, but not limited to:

•                  our ability to maintain our existing collaboration partnerships;

•                  our ability to establish, and the scope of, new collaborations;

•                  the progress and scope of research programs carried out at Rigel;

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

RISK FACTORS

An investment in our securities is risky. Prior to making a decision about investing in our securities you should carefully consider the following risks, as well as the other information contained in this quarterly report on Form 10Q.  If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.  If any of these additional risks or uncertainties occurs, the trading price of our common stock could decline, and you might lose all or part of your investment.

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

•                  the progress and scope of research programs carried out at Rigel;

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

Due in large part to the significant research and development expenditures required to identify and validate new drug candidates and advance our programs into clinical testing, we have not been profitable and have generated operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have incurred net losses of $37.0 million in 2002, $23.8 million in 2001 and $25.3 million in 2000. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations. As of June 30, 2003, we had an accumulated deficit of approximately $133.1 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical and testing costs.

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

For example, we began a Phase I clinical trial of R112 in September 2002 in Britain. In this initial safety study, conducted with healthy volunteers, no significant adverse events were observed. The data from this trial was incorporated into an investigational new drug, or IND, application that was filed with the United States Food and Drug Administration, or FDA, in November 2002. Approval to proceed was received from the FDA in December 2002, and a Phase I/II clinical trial was recently completed at National Jewish Medical Center in Denver, Colorado. The clinical trial evaluated the safety and effectiveness of R112 in patients with documented allergies. While we believe that the preliminary initial results of this clinical trial, announced on July 20, 2003, indicate that the mechanism of action of this class of compounds is to comprehensively inhibit the chemical mediators associated with mast cell activation as well as validate R112’s potential as a therapeutic for allergy, interim results of trials do not necessarily predict final results, and acceptable preliminary results may not be repeated in later trials.  Because of the preliminary nature of these data and the need for further clinical testing, we cannot predict the impact that these preliminary results will have on our business.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 150 pending patent applications and 31 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. Additional uncertainty may result from because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

As a small company with only 133 employees as of June 30, 2003, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Our directors, executive officers, principal stockholders and their affiliates beneficially owned approximately 72.0% of our common stock as of June 30, 2003. Accordingly, they collectively have the ability to significantly affect the election of all of our directors and the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

On June 26, 2003, we completed a private placement with net proceeds of $45.0 million led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures.  In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share.  As a result of their combined approximate 70.5% ownership (without giving effect to the exercise of the warrants and based on 13,167,556 shares outstanding as of June 30, 2003), the investors obtained control over Rigel. The investors hold the requisite percentage of our outstanding shares so as to permit them, if they choose to act in concert, to take actions requiring stockholder approval without obtaining the approval of our other stockholders.  For so long as MPM Capital holds at least 10% of the outstanding shares of our common stock, we will use our commercially reasonable best efforts to (i) cause two designees of MPM Capital to be nominated and elected to our board of directors; (ii) appoint one designee to serve on the nominating committee of our board of directors; and (iii) appoint one designee to serve on the compensation committee of our board of directors.  These board appointments were completed in conjunction with the closing of the financing on June 26, 2003.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to assist us in funding our research and development activities by preserving principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  For the three and six months ended June 30, 2003 and 2002, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our chief executive officer and chief financial officer, with the participation of our management, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q  was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q..

Changes in Internal Controls.    There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

a)              On June 24, 2003, we effected a 1-for-9 reverse stock split of our outstanding common stock, after our stockholders approved the proposal for a reverse split at our annual meeting of stockholders held on June 20, 2003.  As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-ninth of a share of common stock, with the par value of each share of common stock remaining at one tenth of one cent ($.001) per share.

c)              On June 26, 2003, we completed a private placement led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures.  In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share.  The common stock and warrants were issued in a private transaction pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act of 1934, as amended.

d)             Our Registration Statement on Form S-1 (No. 333-45864), as amended, with respect to our initial public offering was declared effective by the SEC on November 28, 2000. We received net proceeds of approximately $35,560,000 after deducting offering expenses of $3,990,000, including underwriting discounts and commissions of $2,768,000 and other offering expenses of $1,222,000. We used the net proceeds of the offering for research and development, general corporate purposes and working capital and capital lease obligations.   As of June 30, 2003, we had used all such net proceeds.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2003 annual meeting of stockholders on June 20, 2003.  At such meeting, the following actions were voted upon.  Note that the proposals and share vote amounts are reflective of the 1 for 9 reverse split of our outstanding common stock effected on June 24, 2003.

(a)          To approve the terms of a private placement to investors of 7,986,110 shares of our common stock at a purchase price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share.

Votes in Favor	Votes Against	Abstentions
4,232,485	113,183	3,496

(b)         To approve amendments to our current amended and restated certificate of incorporation to effect a reverse stock split of our outstanding common stock of not less than 1-for-2 and not more than 1-for-20 and to authorize our board of directors to select and file one such amendment to effect a reverse stock split within these parameters.

Votes in Favor	Votes Against	Abstentions
4,228,900	117,600	2,665

(c)          To approve an amendment to our 2000 Equity Incentive Plan to: (a) increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,600,000 shares (before giving effect to the proposed combination of our 2001 Non-Officer Equity Incentive Plan with our 2000 Equity Incentive Plan); (b) add an evergreen feature that provides for automatic annual increases in the total number of shares authorized for issuance under such plan; and (c) combine our 2001 Non-Officer Equity Incentive Plan with our 2000 Equity Incentive Plan and terminate our 2001 Non-Officer Equity Incentive Plan.

Votes in Favor	Votes Against	Abstentions
3,700,731	643,154	5,279

(d)         To approve an amendment to our 2000 Non-Employee Directors’ Stock Option Plan to: (a) increase the aggregate number of shares of common stock authorized for issuance under such plan by 66,667 shares; and (b) increase the size of the automatic initial and annual option grants under such plan to 6,667 shares and 1,667 shares, respectively.

Votes in Favor	Votes Against	Abstentions
3,767,919	575,366	5,879

(e)          To approve an amendment to our 2000 Employee Stock Purchase Plan to: (a) increase the aggregate number of shares of common stock authorized for issuance under such plan by 66,667 shares; and (b) amend the evergreen feature of such plan to increase the annual increase limits.

Votes in Favor	Votes Against	Abstentions
3,948,583	398,073	2,509

(f)            To approve the repricing, in the discretion of our board of directors, of outstanding options to purchase shares of our common stock issued pursuant to our 2000 Equity Incentive Plan, 2001 Non-Officer Equity Incentive Plan and 2000 Non-Employee Directors’ Stock Option Plan.

Votes in Favor	Votes Against	Abstentions
3,698,022	645,130	6,012

(g)         To elect two Class III directors, James M. Gower and Stephen A. Sherwin, MD, to hold office until our 2006 Annual Meeting of Stockholders.

Votes in Favor	Votes Against	Abstentions
4,707,422	932	255,972

(h)         To ratify the selection by the audit committee of our board of directors of Ernst & Young LLP as independent auditors of Rigel for our fiscal year ending December 31, 2003.

Votes in Favor	Votes Against	Abstentions
4,960,331	2,061	1,933

Item 6. Exhibits and Reports on Form 8-K.

a)                                      Exhibits:

The exhibits listed on the accompanying index to exhibits accompany or are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

b)                                     Reports on Form 8-K:

On May 2, 2003, we filed a Current Report on Form 8-K announcing the signing of a definitive agreement for the sale of $46 million of newly issued shares of common stock and warrants to purchase common stock in a private placement led by MPM Capital, L.P. that included Frazier & Co., Alta Partners and HBM BioVentures.

On May 7, 2003, we filed a Current Report on Form 8-K announcing the press release of  financial results for the quarter ended March 31, 2003.

On June 24, 2003, we filed a Current Report on Form 8-K announcing a 1-for-9 reverse stock split of our outstanding common stock, after our stockholders approved the proposal for a reverse split at our annual meeting of stockholders held on June 20, 2003.

On June 27, 2003, we filed a Current Report on Form 8-K announcing on June 26, 2003, we completed the previously-announced private placement of an aggregate of 7,986,110 shares of our common stock and warrants to purchase an aggregate of 1,597,221 shares of our common stock, for gross proceeds of approximately $46,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date:	August 14, 2003

By:	/s/ JAMES H. WELCH
James H. Welch
Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

Date:	August 14, 2003

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Common Stock Certificate. (1)
15.1	Letter re unaudited interim financial information.
31.1	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (3)

(1)                                  Filed as an exhibit to Rigel’s, Current Report on Form 8-K on June 24, 2003, and incorporated herein by reference.

(2)                                  Filed with Rigel’s Registration Statement on Form S-1, as amended (No. 333-45864), and incorporated herein by reference.

(3)                                  This certification accompanies this Quarterly Report on Form 10-Q, and shall not be deemed “filed” by Rigel for purposes of Section 18 of the Exchange Act. This certification is not to be incorporated by reference into any filing of Rigel under the Securities Act or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.