Form 10-Q
period 2003-09-30
RIGEL PHARMACEUTICALS INC
filed 2003-11-14
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

As of November 1, 2003, there were 14,788,854 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$24,067	$26,535
Available-for-sale securities	32,786	756
Accounts receivable	1,719	1,503
Receivable from landlord	50	6,175
Prepaid expenses and other current assets	1,843	1,894
Total current assets	60,465	36,863

Property and equipment, net	3,933	5,206
Other assets	2,095	2,273
	$66,493	$44,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,344	$3,460
Accrued compensation	917	799
Accrued liabilities	1,111	2,662
Deferred revenue	3,194	4,061
Capital lease obligations	2,464	3,388
Total current liabilities	9,030	14,370

Capital lease obligations	1,561	2,313
Long-term portion of deferred revenue	779	2,147
Deferred rent	3,852	71
Other long-term liabilities	533	—

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,788,394 and 5,078,025 shares issued and outstanding on September 30, 2003 and December 31, 2002, respectively	15	5
Additional paid-in capital	195,168	141,023
Deferred stock compensation	(259)	(772)
Accumulated other comprehensive income	(3)	(1)
Accumulated deficit	(144,150)	(114,814)
	50,771	25,441
Less treasury stock, at cost: 4,525 and no shares at September 30, 2003 and December 31, 2002, respectively	(33)	—
Total stockholders’ equity	50,738	25,441
	$66,493	$44,342

Note (1)               The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date included in Rigel’s Form 10-K, for the fiscal year ended December 31, 2002, as amended.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Contract revenues from collaborations	$2,103	$3,653	$8,949	$12,088

Costs and expenses:
Research and development	10,989	11,624	31,697	33,781
General and administrative	2,161	2,130	6,207	7,335
	13,150	13,754	37,904	41,116
Loss from operations	(11,047)	(10,101)	(28,955)	(29,028)
Loss on sale of property and equipment	—	—	(169)	—
Interest income	125	172	243	732
Interest expense	(147)	(213)	(454)	(664)
Net loss	$(11,069)	$(10,142)	$(29,335)	$(28,960)
Net loss per share, basic and diluted	$(0.78)	$(2.01)	$(3.53)	$(5.82)
Weighted average shares used in computing net loss per common share, basic and diluted	14,224	5,057	8,305	4,971

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)
Operating activities:
Net loss	$(29,335)	$(28,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,071	3,671
Amortization of deferred stock compensation	454	777
Non-cash stock compensation recovery	(234)	(113)
Issuances of equity instruments for non-cash benefits	24	15
Loss on sale of property and equipment	169	—
Changes in assets and liabilities:
Accounts receivable	(216)	1,046
Prepaid expenses and other current assets, including receivable from landlord	6,176	697
Other assets	178	(36)
Accounts payable	(2,116)	1,608
Accrued compensation	118	270
Accrued liabilities	(1,551)	1,662
Deferred revenue	(2,235)	73
Deferred rent and other long-term liabilities	3,906	(646)
Net cash used in operating activities	(22,591)	(19,936)

Investing activities:
Purchase of available-for-sale securities	(32,780)	(25,956)
Maturities of available-for-sale securities	750	22,625
Sale of available-for-sale securities	—	24,964
Proceeds from the sale of property and equipment	71	—
Capital expenditures	(1,039)	(7,895)
Net cash (used in) provided by investing activities	(32,998)	13,738

Financing activities:
Proceeds from capital lease financing	1,191	1,999
Principal payments on capital lease obligations	(2,867)	(2,721)
Advance from landlord	408	—
Net proceeds from issuances of common stock and warrants	54,389	31,700
Net cash provided by financing activities	53,121	30,978

Net (decrease) increase in cash and cash equivalents	(2,468)	24,780
Cash and cash equivalents at beginning of period	26,535	11,488
Cash and cash equivalents at end of period	$24,067	$36,268

See accompanying notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this Quarterly Report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1. Nature of Operations

Rigel Pharmaceuticals, Inc. (“Rigel” or the “Company”) was incorporated in the state of Delaware on June 14, 1996.  We are engaged in the discovery and development of a broad range of new, small-molecule drug candidates.

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

On June 24, 2003, we effected a one-for-nine reverse stock split of our outstanding common stock, after our stockholders approved the proposal for a reverse split at our annual meeting of stockholders held on June 20, 2003.  As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-ninth of a share of common stock, with the par value of each share of common stock remaining at one tenth of one cent ($.001) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split.

These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

Comprehensive loss did not differ materially from the net loss as reported.

3.  Effect of New Accounting Standards

In November of 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting.  EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company.  Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Our adoption of the recognition requirements in July of 2003 of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements apply to older entities at the end of the first fiscal year or interim period ending after December 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Our adoption of the disclosure requirements in January of 2003 did not have an impact on our financial position and results of operations.  The adoption of the recognition requirements of  FIN 46 in December 2003 is not expected to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150).  FAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity.  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 except for certain mandatorily redeemable financial instruments for which the FASB announced on November 5, 2003 deferred effective dates for certain provisions of FAS150.  The adoption of FAS 150 and the subsequent deferred effective dates did not and will not have a material effect on our financial position or results of operations.

4.  Stock Award Plans

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss-as reported:	$(11,069)	$(10,142)	$(29,335)	$(28,960)
Add back: Total stock-based employee compensation determined under APB 25	441	290	238	663
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(798)	(979)	(2,063)	(2,581)
Pro forma net loss	(11,426)	(10,831)	(31,160)	(30,878)
Basic and diluted net loss per common share:
As reported	$(0.78)	$(2.01)	$(3.53)	$(5.82)
Pro forma	$(0.80)	$(2.14)	$(3.75)	$(6.21)

5. Net Loss Per Share

Basic earnings per share excludes any dilutive effects of options or warrants. The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive.

6. Revenue Recognition

Non-refundable, up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods of continuing involvement, generally the research term which is specified in the contract.

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

8.  Equipment Financing Amendment

On March 17, 2003, we amended a certain equipment lease agreement to allow for the buyout provision to be paid over a period of months rather than in a lump sum.  The buyout provision of this amendment relates to approximately $2.9 million of original equipment and tenant improvement purchases.   As a result of this amendment, we were committed to an additional $370,000 of payments through January 2004.  As of September 30, 2003, we had approximately $159,000 remaining to be paid on this commitment.

9.   Equity Financing

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

10.  Offer to Exchange

On June 27, 2003 we initiated an offer to exchange options to purchase shares of our common stock with exercise prices equal to or greater than $9.00 per share currently outstanding under our 2000 Equity Incentive Plan (or 2000 Plan), 2001 Non-Officer Equity Incentive Plan and 2000 Non-Employee Directors’ Stock Option Plan, for replacement options to purchase shares of our common stock to be granted under the 2000 Plan. There were outstanding eligible options to purchase an aggregate of 367,961 shares of our common stock as of June 26, 2003. Only officers, employees not on certain leaves of absence, consultants and non-employee members of Rigel’s board of directors as of June 27, 2003, who continued to be employed through the offer expiration date of July 25, 2003, were eligible to participate in the offer. We offered to conduct the exchange with respect to eligible options on a one-for-one basis.   Our option exchange offer expired at 11:59 PM, Pacific Daylight Time, on Friday, July 25, 2003. On July 28, 2003, we accepted for cancellation options to purchase an aggregate of 344,207 shares of our common stock.  On July 28, 2003, we granted replacement options to purchase an aggregate of 344,207 shares of our common stock at an exercise price of $9.20 per share, the fair market value on the date of the grant. Subject to the continuation of the optionholders’ employment, service as a consultant or service as a non-employee member of our board of directors, the replacement options will vest as follows: one-fifth of the shares covered by the replacement options will vest on the six-month anniversary of the date of grant; one-fifth of the shares covered by the replacement options will vest on the twelve-month anniversary of the date of grant; and three-fifths of the shares covered by the replacement options will vest in 24 equal monthly installments over the following two years. The replacement options will expire, at the latest, on the day three years and five business days after the date of grant (if they have not been forfeited earlier due to the optionholders’ termination of employment, service as a consultant or service as a non-employee member of our board of directors).   All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards.  Therefore, we are recording a non-cash charge reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock in compensation expense in connection with the replacement options and the eligible options that were not exchanged. We will continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense.  For the three months ended September 30, 2003, we recorded a non-cash compensation charge of  $421,000 related to all options eligible for the replacement.

11.  Rights Offering

On June 27, 2003, we initiated a rights offering pursuant to which non-transferable rights to purchase up to an aggregate of 1,736,111 shares of our common stock at a purchase price of $5.76 per share were offered to our stockholders of record as of April 29, 2003, other than certain stockholders affiliated with the investors in the private placement completed on June 26, 2003.  Each such stockholder of record received one basic subscription right to purchase 0.4508 of a share of Rigel common stock at $5.76 per share for each share owned as of the record date.  By July 25, 2003, the expiration of the rights offering period, our stockholders had elected to purchase an aggregate of 1.6 million shares of our common stock for net proceeds to us of $9.1 million.  The shares were issued to the participating stockholders on July 31, 2003.

Independent Accountants’ Review Report

The Board of Directors
Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying condensed balance sheet of Rigel Pharmaceuticals, Inc. as of September 30, 2003, and the related condensed statements of operations for the three and nine-month periods ended September 30, 2003 and 2002, and the condensed statements of cash flows for the nine-month periods ended September 30, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

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
October 21, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2002 audited financial statements and accompanying notes included in our 2002 Annual Report on Form 10-K, as amended. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may occur in future periods.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties and include statements related to:

•   our strategy;

•   the progress of our research programs, including clinical testing;

•   sufficiency of our cash resources;

•   revenues from existing and new collaborations;

•   product development; and

•   our research and development and other expenses.

When used herein, the words “believe,” “anticipate,” “expect,” “estimate,” “plan” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results and the timing of events could differ significantly from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors,” as well as those discussed elsewhere in this report and in our 2002 Annual Report on Form 10-K, as amended, as filed with the SEC. Rigel undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

Rigel’s mission is to become a source of novel, small-molecule drugs to meet large, unmet medical needs. Our business model is to develop a portfolio of drug candidates and to take these through Phase II clinical trials, after which we intend to seek partners for completion of clinical trials, regulatory approval and marketing. We have identified three lead product development programs: mast cell inhibition to treat immunologic diseases such as asthma/allergy and autoimmune disorders, antiviral agents to treat hepatitis C and ubiquitin ligases, a new class of cancer drug targets. Rigel has begun clinical testing of its first product candidates, R112 for allergic rhinitis and R803 for hepatitis C, and plans to initiate clinical trials of two additional drug candidates for the treatment of rheumatoid arthritis and asthma by the end of 2004.  We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we continue to move drug candidates into and through preclinical and clinical stages of drug development and expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and capital asset lease financings. We received our first funding from our collaborative partners in December 1998.    As of September 30, 2003, our accumulated deficit was approximately $144.2 million.

In September 2002, we began the Phase I clinical trial of our lead compound, R112, and subsequently filed an investigational new drug (or IND) application for this compound with the United States Food and Drug Administration (or FDA) for the clinical indication of allergic rhinitis.  We recently completed a Phase I/II clinical trial in which we evaluated the safety and effectiveness of R112 in patients with documented allergies.   In September 2003, we initiated a multi-dose trial of R112 with the goal of establishing the longer-term, multi-dose safety of R112 in various dosing regimens. Results of this trial are expected by January 2004 and favorable results would allow Rigel to enter into broader, longer-term, multi-dose efficacy trials in the first half of 2004.  In November 2003, we began a human safety trial in the United Kingdom of our compound, R803, for the treatment of hepatitis C.   We expect to initiate a clinical trial of our next compound to enter the clinic, a compound for the treatment of rheumatoid arthritis, in 2004.

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

To date, we have entered into collaborations with four major pharmaceutical companies: Johnson & Johnson, Pfizer, Inc., Novartis Pharma AG, and Daiichi Pharmaceuticals Co. Ltd.   Johnson & Johnson, Pfizer, Novartis, and Daiichi  have provided all of our revenues over the last three years.

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

Under the terms of these collaborations, Novartis and Daiichi have agreed to provide up to approximately $1.0 million and $2.6 million, respectively, in future research funding for 2004 and 2005, none of which is cancelable at the option of these partners.   In addition, both during the research phase and subsequent to the termination of the research phase, we may receive additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products.

During March 2003, we recognized a milestone with Daiichi for approximately $1.9 million associated with the completion of a certain research phase of our ongoing collaboration.  The full amount was collected during March 2003.

In order to maintain and increase proceeds from collaborations, we are exploring new opportunities with existing and new potential collaborators.  Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Johnson & Johnson has been expanded to also include both chemistry and compound high-throughput screening (or HTS).  Our recent collaboration with Daiichi focuses on drug discovery and development.  We currently anticipate that in order to support our current research programs we will need to self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships may have an expanded focus and could include HTS, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development.  For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered.  For example, we have received  preliminary human efficacy data, in the trials recently completed, for our lead compound R112, for the treatment of allergic rhinitis.  We expect that this program could be our next corporate collaboration sometime in 2004.    The timing, the amount of funds received and the scope of any new collaborations are uncertain, and any compound collaboration will depend on the successful progress of clinical trials.  New, expanded or larger collaborations will also be necessary to offset any decrease in proceeds as collaborations come to the end of their terms.  Our remaining Novartis program focuses on angiogenesis and is a multiple-year agreement with the research phase terminating in July 2004, the Johnson & Johnson collaboration concludes its research phase in December 2003 and the Daiichi collaboration concludes its research phase in August 2005.

Recent Developments

On June 24, 2003, we effected a one-for-nine reverse stock split of our outstanding common stock, after our stockholders approved the proposal for a reverse split at our annual meeting of stockholders held on June 20, 2003.  Immediately following the reverse split we had a total of 5,159,519 shares of common stock outstanding.

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

On June 27, 2003 we initiated an offer to exchange options to purchase shares of our common stock with exercise prices equal to or greater than $9.00 per share currently outstanding under our 2000 Equity Incentive Plan (or 2000 Plan), 2001 Non-Officer Equity Incentive Plan and 2000 Non-Employee Directors’ Stock Option Plan, for replacement options to purchase shares of our common stock to be granted under the 2000 Plan. There were outstanding eligible options to purchase an aggregate of 367,961 shares of our common stock as of June 26, 2003. Only officers, employees not on certain leaves of absence, consultants and non-employee members of Rigel’s board of directors as of June 27, 2003, who continued to be employed through the offer expiration date of July 25, 2003, were eligible to participate in the offer. We offered to conduct the exchange with respect to eligible options on a one-for-one basis.   Our option exchange offer expired at 11:59 PM, Pacific Daylight Time, on Friday, July 25, 2003. On July 28, 2003, we accepted for cancellation options to purchase an aggregate of 344,207 shares of our common stock.  On July 28, 2003, we granted replacement options to purchase an aggregate of  344,207 shares of our common stock at an exercise price of $9.20 per share, the fair market value on the date of grant. Subject to the continuation of the optionholders’

employment, service as a consultant or service as a non-employee member of our board of directors, the replacement options will vest as follows: one-fifth of the shares covered by the replacement options will vest on the six-month anniversary of the date of grant; one-fifth of the shares covered by the replacement options will vest on the twelve-month anniversary of the date of grant; and three-fifths of the shares covered by the replacement options will vest in 24 equal monthly installments over the following two years. The replacement options will expire, at the latest, on the day three years and five business days after the date of grant (if they have not been forfeited earlier due to the optionholders’ termination of employment, service as a consultant or service as a non-employee member of our board of directors).  All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards.  Therefore, we record a non-cash charge reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock in compensation expense in connection with the replacement options and the eligible options that were not exchanged. We will continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense.  For the three months ended September 30, 2003, we recorded a non-cash compensation charge of  $421,000 related to all options eligible for the replacement.

On June 27, 2003, we initiated a rights offering pursuant to which non-transferable rights to purchase up to an aggregate of 1,736,111 shares of our common stock at a purchase price of $5.76 per share were offered to our stockholders of record as of April 29, 2003, other than certain stockholders affiliated with the investors in the private placement completed on June 26, 2003.  Each such stockholder of record received one basic subscription right to purchase 0.4508 of a share of Rigel common stock at $5.76 per share for each share owned as of the record date.  By July 25, 2003, the expiration of the rights offering period, our stockholders had elected to purchase an aggregate of 1.6 million shares of our common stock for net proceeds to us of $9.1 million.   The shares were issued to the participating stockholders on July 31, 2003.

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

We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2003 as compared to those previously disclosed in our 10k, as amended, for the year ended December 31, 2002.

Revenue Recognition

Non-refundable, up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods of continuing involvement, generally the research term which is specified in the contract.

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

Stock-based Compensation

As a result of our reduction in force on January 31, 2003, we recognized approximately $599,000 of stock-based compensation recovery associated with the unvested and cancelled options of the terminated employees which had previously been recognized under the graded vesting method of deferred compensation amortization.   We amortized deferred stock compensation of $0.5 million and $0.8 million for the nine months ended September 30, 2003 and 2002, respectively.  At September, 2003, we had a total of $0.3 million remaining to be amortized over the remaining vesting periods of the stock options.

In addition to the amortization of the deferred stock compensation, we also record charges associated with the stock options eligible for repricing under the tender offer initiated on June 27, 2003.  All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards.  Therefore, we record a non-cash charge reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock in compensation expense in connection with the replacement options and the eligible options that were not exchanged. We will continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense.  For the three months ended September 30, 2003, we recorded a non-cash compensation charge of  $421,000 related to all options eligible for the replacement.

Three Months Ended September 30, 2003 and 2002

Revenues. Contract revenues from collaborations were $2.1 million and $3.7 million for the three months ended September 30, 2003 and 2002, respectively.   Revenues in both three-month periods consisted primarily of research support and amortization of upfront fees from the continuation of our collaborations with Johnson & Johnson, Novartis and Daiichi.   The decrease in 2003 revenues of $1.6 million was primarily due to the termination of the research phase of the Novartis T-Cell and B-Cell programs.   We expect that contract revenues from collaborations, for at least the fourth quarter of 2003, will be in-line with the revenues for the third quarter of 2003 as revenue is expected to be comprised of only research support and the amortization of upfront fees associated with our Novartis angiogenesis, Johnson & Johnson and Daiichi collaborations.   The research phase of the Johnson & Johnson collaboration, which contributed approximately $2.5 million to our 2003 revenues, terminates in December 2003.

Research and Development.  Research and development expenses were $11.0 million and $11.6 million for the three months ended September 30, 2003 and 2002, respectively.   The decrease in 2003 research and development expenses of  $0.6 million was primarily due to a reduction in pre-clinical and clinical costs , contract chemistry, lab supplies and employee costs offset by an increase in facility costs.    The research and developments expenses for the three months ended September 30, 2002 contained the start-up costs for the Phase I clinical trial of our lead compound, R112,  which included the drug substance manufacturing costs and the clinical trial materials.  We expect research and development expenses to increase in the future, particularly as we continue to move our solely-owned drug candidates through preclinical activities and into clinical trials.  In November 2003, we began a human safety trial in the United Kingdom of our compound, R803,  for the treatment of hepatitis C.

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

General and Administrative Expenses.  General and administrative expenses were largely unchanged at $2.2 million and $2.1 million for the three months ended September 30, 2003 and 2002, respectively.  We expect that general and administrative expenses will remain at this level for the remainder of 2003.

Net Interest Expense.  Net interest expense was $22,000 and $41,000 for the three months ended September 30, 2003 and 2002, respectively.   Interest income is earned from our interest-bearing cash and investment balances, whereas we incur interest expense on our capital lease obligations associated with capital asset purchases.

Nine Months Ended September 30, 2003 and 2002

Revenues. Contract revenues from collaborations were $8.9 million and $12.1 million for the nine months ended September 30, 2003 and 2002, respectively.   Revenues in both nine-month periods consisted primarily of research support and amortization of upfront fees from the continuation of our collaborations with Johnson & Johnson, Novartis and Daiichi.  In the nine months ended September 30, 2003, revenues included a $1.9 million milestone payment from Daiichi for the completion of a certain screening phase of the collaboration.  In the nine months ended September 30, 2002, revenues included $600,000 of milestone payments for targets delivered and accepted in accordance with our Pfizer collaboration and a $500,000 milestone payment for a target accepted in accordance with our transplant rejection research program with Novartis.    The decrease in 2003 revenues of $3.2 million was primarily due to the termination of the research phase of the Novartis T-Cell and B-Cell programs, as well as the termination of the research phase of the Pfizer program, offset by the milestone payment associated with Daiichi.

Research and Development.   Research and development expenses were $31.7 million and $33.8 million for the nine months ended September 30, 2003 and 2002, respectively.   The decrease in 2003 research and development expenses of $2.1 million was primarily due to a reduction in contract chemistry, lab supplies, costs associated with our intellectual property and employee costs, offset by an increase in facility costs.

General and Administrative Expenses.  General and administrative expenses were $6.2 million and $7.3 million for the nine months ended September 30, 2003 and 2002, respectively.  The decrease of $1.1 million in 2003 was primarily attributable to a reduction in employee costs as a result of cost-cutting measures that were initiated in September 2002 and January 2003.

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

Net Interest Expense.  Net interest expense was $211,000 for the nine months ended September 30, 2003, compared with net interest income of $68,000 for the nine months ended September 30, 2002.

Effect of New Accounting Standards

In November of 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting.  EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company.  Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Our adoption of the recognition requirements in July of 2003 of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements apply to older entities at the end of the first fiscal year or interim period ending after December 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Our adoption of the disclosure requirements in January of 2003 did not have an impact on our financial position and results of operations.  The adoption of the recognition requirements of  FIN 46 in December 2003 is not expected to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150).  FAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity.  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 except for certain mandatorily redeemable financial instruments for which the FASB announced on November 5, 2003 deferred effective dates for certain provisions of FAS150.  The adoption of FAS 150 and the subsequent deferred effective dates did not and will not have a material effect on our financial position or results of operations.

Liquidity and Capital Resources

We have financed our research and development operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. As of September 30, 2003, we had received $181.4 million in gross proceeds from the sale of equity securities, including $20.0 million from collaborators, and had received $64.7 million in research funding from collaborators.  In addition, as of September 30, 2003, we had financed, through leases and loans, the purchase of equipment and leasehold improvements totaling approximately $18.3 million.

As of September 30, 2003, we had $56.9 million in cash, cash equivalents and available-for-sale securities, as compared to $27.3 million as of December 31, 2002, an increase of $29.6 million.  The increase was attributable to net proceeds of  $45.0 million, after deducting offering costs, from the sale of 7,986,110 shares of our common stock and warrants to purchase 1,597,221 shares of our common stock to MPM Capital, Frazier Healthcare, Alta Partners and HBM BioVentures in a private placement completed in June 2003, as well as net proceeds of $9.1 million, after deducting offering costs, from the sale of 1,615,705 shares of our common stock to certain stockholders in a rights offering completed in July 2003.   We also invested $1.0 million in capital equipment and had debt service payments of $2.9 million in conjunction with our equipment financing arrangements. These payments were offset by $1.2 million of proceeds from a lease financing and $0.4 million from a cash advance from our landlord. For the three and nine months ended September 30, 2003 and 2002, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

As of September 30, 2003, we had $4.0 million in capital lease obligations associated with our financed purchase of equipment and leasehold improvements. All existing equipment financing agreements as of September 30, 2003 are secured by the equipment financed, bear interest rates in a range of 7% to 15% and are due in monthly installments through 2006.  On March 17, 2003, we amended an equipment lease agreement to allow for the buyout provision to be paid over a period of months rather than in a lump sum.  The buyout provision of this amendment relates to approximately $2.9 million of original equipment and tenant improvement purchases. As a result of this amendment, we were committed to an additional $370,000 of payments through January 2004. As of September 30, 2003, we had approximately $159,000 remaining to be paid on this commitment.   As of September 30, 2003, we had a total of $0.8 million available for draw down under all financing agreements.

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

Prior to the signing of the amendment, we had been directly paying a portion of the pre-construction and construction costs related to the new facility. These costs were being capitalized on our balance sheet as construction-in progress. Per the terms of the amendment, we have estimated that the landlord will be responsible for reimbursing to us all of the costs that we had previously capitalized. Therefore, we have reclassified these costs into a short-term asset “Receivable from Landlord” in our financial statements.  The amount outstanding as of December 31, 2002 has been fully paid as of September 30, 2003.  We continue to incur minor costs associated with the new facility that we expect to recover from the landlord.

The following are our contractual commitments (by fiscal year,) as of September 30, 2003 associated with debt obligations and lease obligations:

	Total	2004	2005 - 2006	2007 - 2008	2009 - 2018
	(in thousands)

Capital leases	$3,818	$2,544	$1,274	$—	$—
Facilities leases	190,958	7,566	26,905	27,457	129,030
Total	$194,776	$10,110	$28,179	$27,457	$129,030

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

To the extent we raise additional capital by issuing equity securities, our stockholders would at that time experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

In January 2003, we announced a workforce reduction of 25 employees in order to reduce expenses.  In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions in the coming years.  Workforce and expense reductions have resulted, and further reductions could result, in reduced progress on our internal programs.  In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors.  Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment.  Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel.  We may have difficulty attracting such personnel as a result of a perceived risk of future workforce and expense reductions.  In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

Our success as a company is uncertain due to our limited operating history, our history of operating losses and the uncertainty of future profitability.

Due in large part to the significant research and development expenditures required to identify and validate new drug candidates and advance our programs into clinical testing, we have not been profitable and have generated operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have incurred net losses of $29.3 million during the nine months ended September 30, 2003, $37.0 million in 2002, $23.8 million in 2001 and $25.3 million in 2000. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations. As of September 30, 2003, we had an accumulated deficit of approximately $141.2 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that early-stage drug discovery and development might not successfully generate good drug candidates.

At the present time, the majority of our operations are in the early stages of drug identification and development.  To date, only two of our drug compounds have made it into the clinical testing stage.   In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential drug candidates will actually lead to successful drug development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our two drug compounds in the clinic and our future leads for potential drug compounds will be subject to the risks and failures inherent in the development of pharmaceutical products based on new technologies. These risks include, but are not limited to, the inherent difficulty in selecting the right drug target and avoiding unwanted side effects as well as the unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing, competition and costs and expenses that may exceed current estimates.

For example, we began a Phase I clinical trial of R112 in September 2002.   The data from this trial was incorporated into an IND application that was filed with the FDA in November 2002.  Subsequently, we recently completed a Phase I/II clinical trial in which we evaluated the safety and effectiveness of R112 in patients with documented allergies.  While we believe that the preliminary initial results of this clinical trial, announced on July 20, 2003, indicate that the mechanism of action of this class of compounds is to comprehensively inhibit the chemical mediators associated with mast cell activation as well as validate R112’s potential as a therapeutic for allergy, interim results of trials do not necessarily predict final results, and acceptable preliminary results may not be repeated in later trials.   In September 2003, we initiated a multi-dose trial of R112 with the goal of establishing the longer-term, multi-dose safety of R112 in various dosing regimens.  Results of this trial, however, are not expected until January 2004.  Similarly, in November 2003, we began a human safety trial in the United Kingdom of our compound, R803, for the treatment of hepatitis C, but we do not yet have any data regarding this trial.  Because of the preliminary nature of these data, or lack of data altogether, as well as the need for further clinical testing, we cannot predict the impact that the results of these trials will have on our business.

We might not be able to commercialize our drug candidates successfully if problems arise in the clinical testing and approval process.

Commercialization of our product candidates depends upon successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It may take us or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Moreover, as our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

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

Also, the research phase of our collaboration with Johnson & Johnson ends in December 2003.  In addition, in May 2002, Novartis elected to conclude the research phases of our two initial joint projects in the autoimmunity and transplant rejection areas, after 42 months, effective November 2002 and February 2003, respectively. Pursuant to the collaboration agreement, Novartis had the option to end the research phase on these programs after 24 months or 42 months. More generally, our current corporate collaboration agreements may terminate upon a breach or a change of control. We may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all.

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

Although we have established several collaborative arrangements and various license agreements, we do not know if we will be able to establish additional arrangements in the future. For example, there have been, and may continue to be, a significant number of recent business combinations among large pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future corporate collaborators, which may limit our ability to find partners who will work with us in developing and commercializing our drug targets. We entered into only one collaboration, with Daiichi, in 2002 and none to date in 2003.   If business combinations involving our existing corporate collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our corporate collaborations.

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have approximately 140 pending patent applications and 37 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. Additional uncertainty may result from because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products although we are not currently aware of any specific causes for concern with respect to clinical liability claims.  We currently do not have product liability insurance, and our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We, or our corporate collaborators, might not be able to obtain insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claim arise.

Our research and development efforts will be seriously jeopardized, if we are unable to attract and retain key employees and relationships.

As a small company with only 130 employees as of September 30, 2003, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and such liability could exceed our resources. We are also subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with, or any potential violation of, these laws and regulations could be significant.

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

Our directors, executive officers, principal stockholders and their affiliates beneficially owned approximately 66% of our common stock as of September 30, 2003. Accordingly, they collectively have the ability to significantly affect the election of all of our directors and the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

On June 26, 2003, we completed a private placement with net proceeds of $45.0 million led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures.  In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share.  As a result of their combined approximate 64% ownership (without giving effect to the exercise of the warrants and based on 14,788,394 shares outstanding as of September 30, 2003), the investors obtained control over Rigel. The investors hold the requisite percentage of our outstanding shares so as to permit them, if they choose to act in concert, to take actions requiring stockholder approval without obtaining the approval of our other stockholders.  For so long as MPM Capital holds at least 10% of the outstanding shares of our common stock, we will use our commercially reasonable best efforts to (i) cause two designees of MPM Capital to be nominated and elected to our board of directors; (ii) appoint one designee to serve on the nominating committee of our board of directors; and (iii) appoint one designee to serve on the compensation committee of our board of directors.  These board appointments were completed in conjunction with the closing of the financing on June 26, 2003.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

•                  establish that members of the board of directors may be removed only for cause upon the affirmative vote of stockholders owning a majority of our capital stock;

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

•                  provide for a board of directors with staggered terms; and

•                  provide that the authorized number of directors may be changed only by a resolution of our board of directors.

In addition, Section 203 of the Delaware General Corporation Law, which imposes certain restrictions relating to transactions with major stockholders, may discourage, delay or prevent a third party from acquiring us.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to assist us in funding our research and development activities by preserving principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  For the three and nine months ended September 30, 2003 and 2002, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our chief executive officer and chief financial officer, with the participation of our management, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in Internal Controls.    There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a)                                      Exhibits:

The exhibits listed on the accompanying index to exhibits accompany or are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

b)                                     Reports on Form 8-K:

On August 4, 2003, we filed a Current Report on Form 8-K announcing the completion, on July 31, 2003, of  the previously-announced stockholders’ rights offering of an aggregate of 1,615,705 shares of our common stock at $5.76 per share for gross proceeds of approximately $9,300,000.

On August 6, 2003, we furnished a Current Report on Form 8-K announcing the press release of financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date:	November 14, 2003

By:	/s/ JAMES H. WELCH
James H. Welch
Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

Date:	November 14, 2003

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Common Stock Certificate. (1)
15.1	Letter re unaudited interim financial information.
31.1	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (3)

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