Form 10-K
period 2003-12-31
RIGEL PHARMACEUTICALS INC
filed 2004-03-12
CIK 1034842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes ☒    No ☐

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $50,050,000. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

        As of February 27, 2004, there were 17,903,522 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on June 10, 2004.

PART I

Item 1. Business

        This annual report on Form 10-K, including the documents that we incorporate by reference, contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. We usually use words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," "potential" or "continue" or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this annual report on Form 10-K and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing; our corporate collaborations, including revenues received from these collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

        Rigel's mission is to become a source of novel, small-molecule drugs to meet large, unmet medical needs. We have three initial development programs: allergy/asthma, hepatitis C and rheumatoid arthritis. We have begun clinical testing of our first two product candidates, R112 for allergic rhinitis and R803 for hepatitis C, and plan to begin clinical trials of two additional product candidates, for the treatment of rheumatoid arthritis and asthma, by the end of 2004. We own the economic and commercial rights to these product candidates. Our business model is to develop a portfolio of product candidates and to take these product candidates through Phase II clinical trials, after which we intend to seek partners for completion of clinical trials, regulatory approval and marketing. Our approach to drug discovery is based on advanced, proprietary techniques that allow us to identify targets with a demonstrable role in a disease pathway and to screen efficiently for those targets that are likely to be amenable to drug modulation. We believe that this approach to drug discovery will enable us to commence clinical trials with one to two lead compounds each year. Our research efforts are focused in the areas of immunology/inflammation, virology and oncology. We were incorporated in Delaware in June 1996, and we are based in South San Francisco, California.

Our Strategy

        Our strategy is to develop a portfolio of product candidates that can be developed into small molecule therapeutics. We believe that producing a portfolio of many product candidates and working in conjunction with pharmaceutical companies to further develop those candidates increases our probability of commercial success. By utilizing our technology to rapidly discover and validate new targets and product candidates in a wide range of applications, we can generate a portfolio of potential product candidates. We believe that our portfolio approach allows us to minimize the risk of failure by pursuing many product candidates at once, while concurrently being well positioned to help fill a continuing product pipeline gap at major pharmaceutical companies.

        The product development process is one that is subject to both high costs and high risk of failure. We intend to identify a portfolio of new product candidates across a broad range of diseases and develop them through Phase II clinical trials. Rather than incur the costs of taking product candidates all the way through the drug approval process and exposing ourselves to the risk of failure associated with Phase III clinical trials, we intend to partner with pharmaceutical and biotechnology companies when the costs and risks associated with Phase III clinical trials are too great for us to pursue approval independently. We believe that multiple product candidates can be developed through Phase II clinical trials for approximately the same cost as would be required to take one product candidate through Phase III clinical trials and marketing approval. The key elements of our scientific and business strategy are to:

  •
  develop a portfolio of small molecule drugs that can be delivered to intracellular targets;

  •
  focus on diseases that represent large medical markets with significant populations that are currently under served; and

  •
  establish strategic collaborations with pharmaceutical and biotechnology companies to enhance product development and commercialization and to partner our research programs in the later stages of product development.

Clinical and Preclinical Product Development Programs

        We conduct research programs for our own proprietary programs. We are developing several proprietary product candidates. Our most advanced development efforts are described below. The following table summarizes the current status of our proprietary clinical development programs by specific disease mechanisms:

        These Programs are:

(1)
"Preclinical development": Pharmacology and toxicology testing in animal models to gather data necessary to comply with applicable regulatory protocols prior to submission of an Investigational New Drug, or IND, application to the United States Food and Drug Administration.

(2)
"Phase I": Clinical testing in humans to determine safety.

(3)
"Phase II": Clinical testing in humans to determine efficacy.

(4)
"Phase III": Clinical testing in humans to determine safety and efficacy over the long term.

Allergy/Asthma

        Disease background.    Allergic rhinitis and asthma are chronic inflammatory disorders of the airways. Allergic rhinitis, or allergy, is an acute inflammatory reaction in the upper respiratory tract resulting in nasal congestion, sneezing, itching and watery eyes. Asthma effects the lower respiratory tract and is marked by episodic flare-ups, or attacks, that can be life threatening. In some patients, allergens, such as pollen, trigger the production of immunoglobulin E antibodies, or IgE antibodies, which then bind to mast cells and cause an intracellular signal that results in the release of various chemical mediators. When this process occurs repeatedly over time, it creates persistent inflammation of the airway passages, resulting in the chronic congestion and airway obstruction associated with allergic rhinitis and asthma, respectively. Over 59 million people in the United States suffer from allergic disorders, and over 11 million people suffer from asthmatic disorders.

        Allergic rhinitis program.    Our first clinical candidate, R112, is an intranasal inhibitor to Syk, or spleen tyrosine kinase, a novel drug target for respiratory diseases such as allergic rhinitis and asthma. Syk is involved in IgE signaling in mast cells. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could prevent both phases. We completed a Phase I clinical trial of R112 in 18 patients in December 2002, a single-dose Phase I/II clinical trial of 20 patients in June 2003 and a multi-dose safety trial of 24 patients in December 2003.

        The single-dose Phase I/II clinical trial evaluated the efficacy and safety of a single intranasal administration of R112 in volunteer patients with asymptomatic seasonal allergic rhinitis. The preliminary results of this study indicate that R112 was well tolerated. In addition, R112 demonstrated physiological responses, including significant statistical improvement or consistent positive trends in reducing the release of chemical mediators involved in mast cell activation, one of the earliest steps in the initiation of an inflammatory response in allergy and asthma. The multi-dose safety trial results indicated that R112 is well tolerated and demonstrates a favorable safety profile in the study population. Specifically, the key findings of this study include no local nasal irritation due to the administration of R112 and no significant laboratory abnormalities.

        Based on the results of the single and multi-dose trials, we plan to initiate in the first half of 2004 Phase II clinical trials that will measure allergic symptom improvement and treatment. This randomized, placebo-controlled park study will take place in two locations in different parts of the country where patients will spend two days in an outdoor setting during the high-pollen season. We expect to receive the results of this trial in the second half of 2004.

        Asthma program.    We are currently working on next generation, inhaled and oral Syk inhibitors to address asthma. The selection and clinical program for this indication may be influenced by the possible execution of a strategic partnership in the area of allergy/asthma. We expect to choose a lead candidate to move forward into the clinic later in 2004 and anticipate initiating clinical trials in asthma late in 2004.

  Hepatitis C Virus

        Disease and current treatment approaches.    Hepatitis C is an inflammation of the liver caused by the hepatitis C virus. As the most common chronic blood-borne infection in the United States, the hepatitis C virus, or HCV, affects an estimated 3.9 million people in the United States and 170 million individuals worldwide. Approximately 80 percent of those with acute illness will develop chronic hepatitis, a condition that has been linked to cirrhosis, liver failure and hepatocellular carcinoma, or liver cancer. HCV is a leading cause of chronic liver disease and is the most common indication for liver transplantation.

        Currently available HCV therapies are only modestly effective at treating the disease. The most prevalent treatment regimen is with interferon alpha, or IFN, or its longer lasting pegylated version, usually in combination with ribavarin. IFN therapy works to boost the body's own immune system and generally requires six to 12 months of therapy to be effective. Only 20 percent to approximately 40 percent of the patients who complete IFN therapy have a successful response. IFN dosage must be reduced in 10 percent to 40 percent of patients and discontinued in 5 percent to 15 percent of patients because of severe side effects. Moreover, IFN is least effective against HCV genotype 1, the strain responsible for approximately 70 percent of chronic HCV cases in the United States.

        Anti-HCV program.    Our lead anti-HCV compound, R803, is an oral, small molecule that, in our preclinical studies, works directly, rapidly and selectively on the virus by interfering with a viral polymerase protein that is needed for replication. To date, R803 has demonstrated potent activity in inhibiting viral replication in preclinical experiments. In various laboratory experiments, R803 appears to act within days to reduce viral levels, and has been shown to be active against various genotypes of HCV, including genotype 1.

        We completed our initial Phase I clinical trial of R803 in January 2004. Clinical data indicates that R803 is well tolerated with no clinically significant adverse effects reported in the dosing schedule that we plan to use in further clinical trials. In the Phase I clinical trial, an escalating dose regimen of R803 was studied in 34 volunteers and was compared with 8 volunteers who received a placebo. The trial was conducted in the United Kingdom, and the results will be part of the U.S. IND package that we expect to file with the Food and Drug Administration, or FDA, in the first quarter of 2004.

        We plan to commence a Phase I/II clinical trial of R803 in the United States during the second quarter of 2004 in HCV-infected patients. This trial will monitor HCV viral levels and safety over numerous days of drug administration.

  Rheumatoid Arthritis

        Disease and current therapeutic approaches.    Rheumatoid arthritis is a chronic inflammatory disease affecting multiple tissues, but typically producing its most pronounced symptoms in the joints. It is progressive, degenerative and ultimately debilitating. The chronic inflammation in joints leads to the destruction of the soft tissue—the synovium and cartilage—as well as to erosion of the articular surfaces of bones. The disease is estimated to affect over 2 million people in the United States. It is more prevalent in women, who are estimated to account for 1.5 million of the cases.

        Currently, rheumatoid arthritis is not well treated, with most therapies having significant potential side effects or other shortfalls. Rheumatoid arthritis patients receive multiple drugs depending on the extent and aggressiveness of the disease. Initially, patients receive a non-steroidal anti-inflammatory, or a NSAID, or a Cox-2 inhibitor, another anti-inflammatory drug. These drugs address the symptoms of rheumatoid arthritis, but not the underlying progressive destruction of bone and cartilage. As the disease progresses, NSAIDs are supplemented with steroids and then a disease-modifying anti-rheumatic drug, or DMARD, such as methotrexate, an anti-cancer agent, or an anti-TNF agent, such as Enbrel®. These latter drugs block only the inflammatory mediator, TNF, and are all delivered via injection. The side effects (in the case of methotrexate), and delivery (in the case of the anti-TNF agents), limit their use to late in the course of the disease after significant bone and cartilage damage has already occurred.

        Rheumatoid arthritis program.    We have selected R406 as our lead product candidate for initial clinical trials in rheumatoid arthritis. R406 is a novel, oral syk kinase inhibitor that, in preclinical studies, blocks the activation of mast cells and B cells that promote the swelling and inflammatory response. R406 has been shown effective in preliminary animal models of arthritis and appears to be well tolerated in preclinical studies. Data from preclinical studies indicate that R406 is effective at low doses in a rodent arthritis model, and was without obvious toxicities in the same model at doses well above the effective dose. We expect to file an IND application with the FDA for the indication of rheumatoid arthritis in the second half of 2004.

Proprietary Research Programs

        We are conducting proprietary research in three broad disease areas: immunology/inflammation, virology and oncology. With each disease area we are conducting basic research as well as screening compounds against potential novel intracellular targets and optimizing those leads which appear most promising.

        We are researching autoimmune mediated inflammation disorders such as multiple sclerosis and inflammation of the bowel. We have identified more than one kinase that may be inhibited in order to treat inflammation related disorders, and we are in the process of screening other compounds against various kinases in order to find additional lead compounds to potentially treat inflammation related disorders. In the area of virology, we are investigating other potential targets to inhibit HCV replication. In addition, we are conducting initial screening tests of potential product candidates against other viruses. In the area of oncology, we are focused on inhibiting kinases as well as ligases, a new target class which also may yield possible drug targets in the immunology and virology areas.

Corporate Collaborations

Current Collaborations

        In addition to the preceding programs in which we retain all commercial and economic rights, we also carry on research and development programs in connection with our corporate collaborations. We currently have collaborations with four major pharmaceutical companies, including one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics, one with Pfizer Inc. relating to asthma and allergy therapeutics, one with Novartis Pharma AG with four different programs relating to immunology, oncology and chronic bronchitis and one with Daiichi Pharmaceuticals Co., Ltd. in the area of oncology. These collaborations all have or had a research phase during which we receive or received funding based on the level of headcount allocated to a program. After the research phase concludes, we are entitled to certain milestones and royalties. Currently, only the Novartis oncology and chronic bronchitis programs and the Daiichi program are in the research phase of the agreements. In addition, we have a number of scientific collaborations with academic institutions and biotechnology companies under which we have in-licensed technology.

  Johnson & Johnson

        Effective December 1998, we entered into a three-year research collaboration, which was extended through December 2003, with Johnson & Johnson, to identify, discover and validate novel drug targets that regulate cell cycle, and, specifically, to identify drug targets and the active peptides that bind to them that can restore a mutated cell's ability to stop uncontrolled cell division. Under the agreement, we are providing certain assays and associated technology to Johnson & Johnson for the assessment of the alteration or normalization of the dysfunctional cell cycles of cancer cells for Johnson & Johnson's internal research purposes. Furthermore, in an amendment to the collaboration in July 2000, Johnson & Johnson expanded the collaboration whereby we performed compound screening and medicinal chemistry on some of the validated targets accepted by Johnson & Johnson. We have identified several novel drug targets in this program, four of which have been accepted by Johnson & Johnson as validated. Two of these four targets have completed high-throughput screening, or HTS, at Rigel. Johnson & Johnson is obligated to pay us various milestones and royalties if certain conditions are met.

  Pfizer

        Effective January 1999, we entered into a research collaboration with Pfizer to identify and validate intracellular drug targets that control and inhibit the production of IgE in B Cells in the area of asthma/allergy. The research phase of the collaboration was initially scheduled to end on January 31, 2001. In January 2001, Pfizer notified us of its election to exercise its option to extend the funded research portion of the collaboration one additional year to January 31, 2002. During the research phase at Rigel, the collaboration was successful in identifying several intracellular drug targets that control the production of IgE, a key mediator in allergic reactions and asthma in B cells. Through the conclusion of the research phase of the collaboration, which was extended by one additional month to February 28, 2002, Pfizer accepted a total of seven validated targets. Pfizer is obligated to pay us various milestones and royalties if certain conditions are met.

  Novartis

        In May 1999, we signed an agreement for the establishment of a broad collaboration with Novartis. We agreed to work with Novartis on up to five different five-year research projects to identify drug targets for products that can treat, prevent or diagnose the effects of human disease. Two of the research projects would be conducted jointly by Novartis and us, and the other three research projects were to be conducted at Novartis. The first research project, a joint research project, was focused on identifying small molecule drug targets that regulate T cells in the area of transplant rejection. The second research project, also a joint research project, related to the identification and validation of small molecule drug targets that mediate specific functions of B cells in the area of autoimmunity. Pursuant to the collaboration agreement, Novartis had the option to end the research phase on these programs after either 24 months or 42 months. In May 2002, Novartis elected to conclude the research phases of our two initial joint projects in the autoimmunity and transplant rejection areas, after 42 months each, effective in November 2002 and February 2003, respectively. The third research project, a project currently being carried out at Novartis, is focused on identifying small molecule drug targets that regulate chronic bronchitis. Novartis may terminate this chronic bronchitis research at any time. In July 2001, we amended the agreement to add a three-year joint project at Rigel in the area of angiogenesis in lieu of a project at Novartis. This resulted in both funded research at Rigel and an additional upfront payment of $4.0 million, which were terms not previously included in the project at Novartis. In January 2002, Novartis chose not to exercise its option to add a second project to be conducted at Novartis. Novartis is obligated to pay us various milestones and royalties if certain conditions are met.

  Daiichi

        In August 2002, we signed an agreement for the establishment of a collaboration with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Per the agreement, the research phase of this collaboration is for three years. We are working with Daiichi to discover and develop cancer pharmaceutical drugs. Under the terms of the collaboration agreement, Daiichi has paid us $0.9 million upfront, two milestone payments totaling $3.7 million, is obligated to pay us ongoing research support through August 2005 and may become obligated to pay us certain other milestones payments. In addition, we are entitled to receive royalties on any commercialized products to emerge from the collaboration.

        The initial stages of the Daiichi collaboration focused on the development of the assay for the specific target and the initiation of high-throughput compound screening to identify therapeutic molecules we and Daiichi would like to advance to later stages of product development. Under terms of the agreement, we retain the rights to co-develop and co-promote products resulting from this collaboration in North America while Daiichi retains co-development and promotion rights in the remainder of the world.

Future Collaborations

        We are exploring new opportunities with existing and new potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Johnson & Johnson has been expanded to also include both chemistry and compound HTS. Our recent collaboration with Daiichi focuses on drug discovery and development. We currently anticipate that in order to support our current research programs we will need to self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships may have an expanded focus and could include HTS, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered. For example, we have received preliminary human efficacy data for our lead compound R112 for the treatment of allergic rhinitis. We expect that this program could be the basis of our next corporate collaboration, which we anticipate entering into in 2004.

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

        We begin by developing assays that model the key events in a disease process at the cellular level. We then efficiently search hundreds of millions of cells to identify potential protein targets. In addition, we identify the proteins involved in the intracellular process and prepare a map of their interactions, thus giving us a comprehensive picture of the intracellular disease pathway. We believe that our approach has a number of advantages, including:

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

  •
  more efficient compound screening: it increases the probability and speed that compound screening will identify "hits" because it provides more detailed knowledge of the target that can be used to guide the design of the compound screen; and

  •
  risk reduction: it may reduce the risk of failure in the product development process due to serious side effects, including toxicity or other reasons, by selecting only targets that are specific to the disease in question and that have no apparent role in other cell types or signaling pathways.

        Because of the very large number of cells and proteins employed, our technology is labor intensive. The complexity of our technology requires a high degree of skill and diligence to perform successfully. In addition, successful application of our technology depends on a highly diverse collection of proteins to test in cells. We believe we have been able to and will continue to meet these challenges successfully. Although other companies may utilize technologies similar to certain aspects of our technology, we are unaware of any other company that employs the same combination of technologies as we do.

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

Research and Development Expenses

        Our research and development expenses were $43.4 million in both 2003 and 2002 and $32.3 million in 2001.

Intellectual Property

        We will be able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as trade secret. Accordingly, patents or other proprietary rights are an essential element of our business. We have over 135 pending patent applications and 39 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use technologies in our research and development.

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

Employees

        As of December 31, 2003, we had 126 employees.

Scientific Advisors

        We utilize scientists and physicians to advise us on scientific and medical matters as part of our ongoing research and product development efforts, including experts in human genetics, mouse genetics, molecular biology, biochemistry, cell biology, chemistry, infectious diseases, immunology and structural biology. Certain of our scientific and medical advisors and consultants receive an option to purchase our common stock and an honorarium for time spent assisting us.

Available Information

        We maintain a site on the world wide web at www.rigel.com; however, information found on our website is not incorporated by reference into this annual report on Form 10-K. We file electronically with the Securities and Exchange Commission our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Further, a copy of this annual report on Form 10-K is located at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

        We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years. We believe that our existing capital resources, including the net proceeds to us from the recently completed public offering of our common stock and anticipated proceeds from current and future collaborations, will be sufficient to support our current operating plan through the second quarter of 2006. Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, the expansion of our facilities and the absence of any meaningful revenues for the foreseeable future.

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

  •
  our ability to establish new collaborations and to maintain our existing collaboration partnerships;

  •
  the progress of the research and development efforts of our collaborators;

  •
  our ability to meet the milestones identified in our collaborative agreements that trigger payments;

  •
  our ability to maintain and establish new corporate relationships and research collaborations;

  •
  the progress and success of preclinical studies and clinical trials of our product candidates conducted by us or our collaborative partners or licensees;

  •
  our ability to acquire or license other technologies or compounds that we seek to pursue;

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

        Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have generated operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have incurred net losses of $41.2 million in 2003, $37.0 million in 2002 and $23.8 million in 2001. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations. We expect that our future revenue from current collaborations will decline compared to previous periods. As of December 31, 2003, we had an accumulated deficit of approximately $156.0 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that early-stage drug discovery and development might not successfully generate good product candidates.

        At the present time, the majority of our operations are in the early stages of drug identification and development. To date, only two of our drug compounds have made it into the clinical testing stage. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our two drug compounds in the clinic and our future leads for potential drug compounds will be subject to the risks and failures inherent in the development of pharmaceutical products based on new technologies. These risks include, but are not limited to, the inherent difficulty in selecting the right drug target and avoiding unwanted side effects as well as the unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing, competition and costs and expenses that may exceed current estimates. The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own compounds in development, we have established anticipated timelines for clinical development based on existing knowledge of the compound. However, we cannot provide assurance that any specified timelines with respect to the initiation or completion of clinical studies may be achieved.

        For example, we began a Phase I clinical trial of R112 in September 2002 in the United Kingdom. The data from this trial was incorporated into an IND application that was filed with the FDA in November 2002. Subsequently, we recently completed a Phase I/II clinical trial in which we evaluated the safety and effectiveness of R112 in patients with documented allergies. In addition, we recently completed a multi-dose safety trial of R112 with the goal of establishing the longer-term, multi-dose safety of R112 in various dosing regimens. Based on this study, we plan to initiate a Phase II clinical trial in early 2004. However, the timing of initiation of this study or the outcome cannot be predicted. We also recently completed a human safety trial in the United Kingdom of our compound, R803, for the treatment of hepatitis C. We plan to launch a Phase I/II clinical trial in the United States during the second quarter of 2004 in HCV-infected patients. Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurance regarding the results likely from our future clinical trials or the impact of those results on our business.

We might not be able to commercialize our product candidates successfully if problems arise in the clinical testing and approval process.

        Commercialization of our product candidates depends upon successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It may take us or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Moreover, as our projects reach clinical trials, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, if patients experience undesirable side effects, we may be required to halt or suspend a clinical trial.

Delays in clinical testing could result in increased costs to us.

        Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. Environmental conditions may impact the execution of clinical trials, particularly in the allergy area.

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

We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

        We currently do not have manufacturing capabilities or experience necessary to produce materials, including R112, R803 and R406, for preclinical testing and clinical trials. We rely on a single third-party contractor to produce R112, R803 and R406 bulk drug substance. We also rely on different single manufacturers for finished R112, R803 and R406 product for preclinical and clinical testing. We will rely on manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices, or GMP. These outsourcing efforts with respect to manufacturing preclinical and clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

        Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be delayed. Delays in preclinical or clinical testing could delay the filing of our IND applications and the initiation of clinical trials that we have currently planned.

        Our third-party manufacturers may not be able to comply with the GMP regulations, other applicable FDA regulatory requirements or similar regulations applicable outside of the United States. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

        Also, the research phase of our collaboration with Johnson & Johnson ended in December 2003. In addition, in May 2002, Novartis elected to conclude the research phases of our two initial joint projects in the autoimmunity and transplant rejection areas, after 42 months, effective November 2002 and February 2003, respectively. Generally, our current corporate collaboration agreements may terminate upon a breach or a change of control. We may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all.

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

        Our success will depend to a large part on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have approximately 135 pending patent applications and 39 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. Additional uncertainty may result from because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies' patents.

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

        We are a party to certain in-license agreements that are important to our business, and we generally do not control the prosecution of in-licensed technology. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we exercise over our internally-developed technology. Moreover, some of our academic institution licensors, research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired. In addition, some of the technology we have licensed relies on patented inventions developed using U.S. government resources. The U.S. government retains certain rights, as defined by law, in such patents, and may choose to exercise such rights. Certain of our in-licenses may be terminated if we fail to meet specified obligations. If we fail to meet such obligations and any of our licensors exercise their termination rights, we could lose our rights under those agreements. If we lose any of our rights, it may affect the way we do business. In addition, because certain of our licenses are sublicenses, the actions of our licensors may affect our rights under those licenses.

If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research, development activities and partnering.

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

        Due, in part, to the early stage of our product candidate research and development process, we cannot predict whether regulatory clearance will be obtained for any product that we, or our collaborative partners, hope to develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance to us are the requirements relating to research and development and testing.

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

        Our competitors might develop technologies and drugs that are more effective or less costly than any that are being developed by us or that would render our technology and potential drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory agencies for product candidates more rapidly. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay or prevent our ability to market certain products. Any drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, might not be able to compete successfully with competitors' existing or future products or products under development or obtain regulatory approval in the United States or elsewhere.

Our ability to generate revenues will be diminished if our collaborative partners fail to obtain acceptable prices or an adequate level of reimbursement for products from third-party payors or government agencies.

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

        As a small company with only 126 employees as of December 31, 2003, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

We depend on various scientific consultants and advisors for the success and continuation of our research and development efforts.

        We work extensively with various scientific consultants and advisors. The potential success of our drug discovery and development programs depends, in part, on continued collaborations with certain of these consultants and advisors. We, and various members of our management and research staff, rely on certain of these consultants and advisors for expertise in our research, regulatory and clinical efforts. Our scientific advisors are not employees of ours and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We do not know if we will be able to maintain such consulting agreements or that such scientific advisors will not enter into consulting arrangements, exclusive or otherwise, with competing pharmaceutical or biotechnology companies, any of which would have a detrimental impact on our research objectives and could have a material adverse effect on our business, financial condition and results of operations.

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

        Our directors, executive officers, principal stockholders and their affiliates beneficially owned approximately 57% of our common stock as of December 31, 2003. Accordingly, they collectively have the ability to significantly affect the election of all of our directors and the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. In addition, the holders of approximately 8.4 million shares of common stock and warrants exercisable for approximately 1.6 million shares of our common stock are entitled to rights with respect to registration of those shares of common stock under the Securities Act.

        On June 26, 2003, we completed a private placement with net proceeds of $45.0 million led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures. In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share. As a result of their combined approximate 64% ownership (without giving effect to the exercise of the warrants and based on 14,828,546 shares outstanding as of December 31, 2003), the investors obtained control over Rigel. The investors hold the requisite percentage of our outstanding shares so as to permit them, if they choose to act in concert, to take actions requiring stockholder approval without obtaining the approval of our other stockholders. For so long as MPM Capital holds at least 10% of the outstanding shares of our common stock, we are required to use our commercially reasonable best efforts to (i) cause two designees of MPM Capital to be nominated and elected to our board of directors; (ii) appoint one designee to serve on the nominating committee of our board of directors; and (iii) appoint one designee to serve on the compensation committee of our board of directors. These board appointments were completed in conjunction with the closing of the financing on June 26, 2003.

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

  •
  the progress and success of preclinical studies and clinical trials of our product candidates conducted by us or our collaborative partners or licensees;

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

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Our common stock has traded on the Nasdaq National Market under the symbol "RIGL" since November 29, 2000. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the Nasdaq National Market:

	High	Low
Year Ended December 31, 2002
First Quarter	$45.90	$30.60
Second Quarter	$43.47	$19.80
Third Quarter	$26.73	$12.69
Fourth Quarter	$17.10	$9.45
Year Ended December 31, 2003
First Quarter	$10.53	$5.22
Second Quarter	$13.50	$5.85
Third Quarter	$15.00	$7.18
Fourth Quarter	$19.20	$12.25

        The sales prices in the above table reflect a one-for-nine reverse split of shares of our outstanding common stock effected on June 24, 2003. On February 27, 2004, the last reported sale price for our common stock on the Nasdaq National Market was $19.57 per share.

Holders

        As of February 27, 2004, there were approximately 185 stockholders of record of our common stock.

Dividends

        We have not paid dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or around April 30, 2004.

Sale of Unregistered Securities

        On June 26, 2003, we completed a private placement with net proceeds of $45.0 million led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures. In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share. The securities were issued pursuant to an exemption from registration under Rule 506 under the Securities Act based on the fact that there were fewer than 35 purchasers of our securities in the private placement and our belief that each of the purchasers was an accredited investor. The securities sold in the private placement were subsequently registered for resale under a registration statement on Form S-3 filed with the Securities and Exchange Commission on July 10, 2003.

Item 6. Selected Financial Data

        The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report on Form 10-K.

	Fiscal Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues	$11,055	$15,788	$15,303	$13,218	$8,984
Costs and expenses:
Research and development	43,363	43,350	32,313	32,034	17,112
General and administrative	8,519	9,454	7,950	6,689	3,952

	51,882	52,804	40,263	38,723	21,064

Loss from operations	(40,827)	(37,016)	(24,960)	(25,505)	(12,080)
Loss on sale of property and equipment	(169)	—	—	—	—
Interest income	374	856	1,957	1,078	311
Interest expense	(575)	(870)	(802)	(933)	(597)

Net loss	(41,197)	(37,030)	(23,805)	(25,360)	(12,366)

Deemed dividend to Series E preferred stockholders	—	—	—	(10,133)	—

Loss allocable to common stockholders	$(41,197)	$(37,030)	$(23,805)	$(35,493)	$(12,366)

Loss per common share, basic and diluted	$(3.62)	$(7.41)	$(5.75)	$(43.98)	$(39.51)
Weighted average common shares used in computing loss per common share, basic and diluted	11,395	4,995	4,143	807	313
Pro forma loss per common share, basic and diluted				$(10.81)	$(4.64)
Shares used in computing pro forma loss per common share, basic and diluted				3,283	2,666
	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$46,500	$27,291	$33,415	$52,994	$5,836
Working capital (deficiency)	42,059	22,493	26,371	46,627	(990)
Total assets	55,524	44,342	46,448	64,262	17,169
Capital lease obligations, less current portion	1,236	2,313	4,243	5,761	5,478
Deferred stock compensation	(200)	(772)	(2,452)	(5,792)	(5,814)
Accumulated deficit	(156,011)	(114,814)	(77,784)	(53,979)	(28,619)
Total stockholders' equity	39,973	25,441	28,941	49,010	756

        The share numbers set forth in the table reflect a one-for-nine reverse split of shares of our outstanding common stock effected on June 24, 2003. See Notes to the Financial Statements for description of the number of shares used in the computation of basic and diluted and pro forma basic and diluted loss per common share.

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

        When used herein, the words "believe," "anticipate," "expect," "estimate," "plan" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results and the timing of events could differ significantly from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors," as well as those discussed elsewhere in this annual report on Form 10-K. Rigel undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

        Rigel's mission is to become a source of novel, small-molecule drugs to meet large, unmet medical needs. We have three initial development programs: allergy/asthma, hepatitis C and rheumatoid arthritis. We have begun clinical testing of our first two product candidates, R112 for allergic rhinitis and R803 for hepatitis C, and plan to begin clinical trials of two additional product candidates, for the treatment of rheumatoid arthritis and asthma, by the end of 2004. We own the economic and commercial rights to these product candidates. Our business model is to develop a portfolio of product candidates and to take these through Phase II clinical trials, after which we intend to seek partners for completion of clinical trials, regulatory approval and marketing. We believe that our approach to drug discovery will enable us to commence clinical trials with one to two lead compounds each year.

        Over the last year, we have matured into a drug development company with two product candidates in clinical trials and additional products expected to enter the clinical in 2004. Following is the status of our first four product candidates.

  •
  R112—Product Candidate for Allergic Rhinitis. We completed a Phase I clinical trial of R112 in 18 patients in December 2002, a single-dose Phase I/II clinical trial of 20 patients in June 2003 and a multi-dose safety trial of 24 patients in December 2003. We are planning to initiate in the second quarter of 2004 a Phase II clinical trial that will measure allergic symptom improvement and treatment. We expect to receive the results of this trial in the second half of 2004.

  •
  R803—Anti-Hepatitis C Virus Product Candidate. We completed our initial Phase I clinical trial of R803 in January 2004 in the United Kingdom and the results will be part of the U.S. IND package that we expect to file with the FDA in the first quarter of 2004. We plan to commence a Phase I/II clinical trial of R803 in the U.S. during the second quarter of 2004 with initial results measuring viral titer reduction available in the second half of 2004.

  •
  R406—Product Candidate for Rheumatoid arthritis. In January 2004, we selected R406 as our lead product candidate for initial clinical trials in rheumatoid arthritis. We expect to file an IND application with the FDA for the indication of rheumatoid arthritis in the second half of 2004.

  •
  Product Candidate for Asthma. We are evaluating a number of compound candidates in order to select a lead product candidate. We expect to choose the lead candidate later in 2004 and anticipate initiating clinical trials in asthma late in 2004.

Corporate Collaborations

        In addition to the preceding programs in which we retain all commercial and economic rights, we also carry on research and development programs in connection with our corporate collaborations. We currently have collaborations with four major pharmaceutical companies, including one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics, one with Pfizer Inc. relating to asthma and allergy therapeutics, one with Novartis Pharma AG with four different programs relating to immunology, oncology and chronic bronchitis and one with Daiichi Pharmaceuticals Co., Ltd. in the area of oncology. These collaborations all have or had a research phase during which we receive or received funding based on the level of headcount allocated to a program. After the research phase concludes, we are entitled to certain milestones and royalties. Currently, only the Novartis oncology and chronic bronchitis programs and the Daiichi program are in the research phase of the agreements. In addition, we have a number of scientific collaborations with academic institutions and biotechnology companies under which we have in-licensed technology.

        We are exploring new opportunities with existing and new potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Johnson & Johnson has been expanded to also include both chemistry and compound HTS. Our recent collaboration with Daiichi focuses on drug discovery and development. We currently anticipate that in order to support our current research programs we will need to self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships may have an expanded focus and could include HTS, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered. For example, we have received preliminary human efficacy data for our lead compound R112, for the treatment of allergic rhinitis. We expect that this program could be the focus of our next corporate collaboration which we anticipate arranging in 2004.

Recent Developments

        On June 24, 2003, we effected a one-for-nine reverse stock split of our outstanding common stock after our stockholders approved the proposal for a reverse split at our annual meeting of stockholders held on June 20, 2003. Immediately following the reverse split, we had a total of 5,159,519 shares of common stock outstanding.

        On June 26, 2003, we completed a private placement with net proceeds of $45.0 million led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures. In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share. As a result of their then combined approximate 70.5% ownership (without giving effect to the exercise of the warrants and based on 13,167,556 shares outstanding as of June 30, 2003), the investors obtained control over Rigel.

        On June 27, 2003, we initiated a rights offering pursuant to which non-transferable rights to purchase up to an aggregate of 1,736,111 shares of our common stock at a purchase price of $5.76 per share were offered to our stockholders of record as of April 29, 2003, other than certain stockholders affiliated with the investors in the private placement completed on June 26, 2003. Each such stockholder of record received one basic subscription right to purchase 0.4508 of a share of Rigel common stock at $5.76 per share for each share owned as of the record date. By July 25, 2003, the expiration of the rights offering period, our stockholders had elected to purchase an aggregate of 1.6 million shares of our common stock for net proceeds to us of $9.1 million. The purchased shares were issued to the participating stockholders on July 31, 2003.

        On June 27, 2003 we initiated an offer to exchange options, which was approved by our stockholders at our annual meeting on June 20, 2003, to purchase shares of our common stock with exercise prices equal to or greater than $9.00 per share currently outstanding under our 2000 Equity Incentive Plan, or 2000 Plan, 2001 Non-Officer Equity Incentive Plan and 2000 Non-Employee Directors' Stock Option Plan, for replacement options to purchase shares of our common stock to be granted under the 2000 Plan. There were outstanding eligible options to purchase an aggregate of 367,961 shares of our common stock as of June 26, 2003. Only officers, employees not on certain leaves of absence, consultants and non-employee members of Rigel's board of directors as of June 27, 2003, who continued to be employed through the offer expiration date of July 25, 2003, were eligible to participate in the offer. We offered to conduct the exchange with respect to eligible options on a one-for-one basis. On July 28, 2003, we accepted for cancellation options to purchase an aggregate of 344,207 shares of our common stock. On July 28, 2003, we granted replacement options to purchase an aggregate of 344,207 shares of our common stock at an exercise price of $9.20 per share, the fair market value on the date of grant. Subject to the continuation of the optionholders' employment, service as a consultant or service as a non-employee member of our board of directors, the replacement options will vest as follows: one-fifth of the shares covered by the replacement options will vest on the six-month anniversary of the date of grant; one-fifth of the shares covered by the replacement options will vest on the twelve-month anniversary of the date of grant; and three-fifths of the shares covered by the replacement options will vest in 24 equal monthly installments over the following two years. The replacement options will expire, at the latest, on the day three years and five business days after the date of grant (if they have not been forfeited earlier due to the optionholders' termination of employment, service as a consultant or service as a non-employee member of our board of directors). All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards. Therefore, we are recording a non-cash charge, generally for the intrinsic value of the options, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock, as compensation expense in connection with the replacement options and the eligible options that were not exchanged. We will continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense. For the year ended December 31, 2003, we recorded a non-cash compensation charge of $1.1 million related to all options eligible for the replacement.

        On February 25, 2004, we completed a follow-on offering in which we sold 2,850,000 shares and selling stockholders sold 315,000 shares of our common stock at a price of $20.00 per share. We received net proceeds of approximately $53,180,000 from the sale of shares offered by us, net of underwriting discounts and commissions and related expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.

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

        We believe that there have been no significant changes in our critical accounting policies during the year ended December 31, 2003 as compared to those previously disclosed in our annual report on Form 10-K, as amended, for the year ended December 31, 2002.

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

Stock-based Compensation

        We recorded no deferred stock compensation with respect to options granted to employees for the years ended December 31, 2003 and 2002. We recorded deferred stock compensation with respect to options granted to employees of approximately $0.3 million in the year ended December 31, 2001, representing the difference between the fair value of our common stock for financial reporting purposes on the date these options were granted and the exercise price. These amounts have been reflected as components of stockholders' equity, and the deferred expense is being amortized to operations over the vesting period of the options, generally four to five years, using the graded vesting method. As a result of our reduction in force on January 31, 2003, we recognized approximately $599,000 of stock-based compensation recovery associated with the unvested and cancelled options of the terminated employees that had previously been recognized under the graded vesting method of deferred compensation amortization. We amortized deferred stock compensation of $0.6 million, $1.0 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, we had a total of $0.2 million remaining to be amortized over the remaining vesting periods of the stock options.

        In addition to the amortization of the deferred stock compensation, we also record charges associated with the stock options eligible for repricing under the tender offer initiated on June 27, 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards. Therefore, we are recording a non-cash charge, generally for the intrinsic value of the options reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense in connection with the replacement options and the eligible options that were not exchanged. We will continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense. For the year ended December 31, 2003, we recorded a non-cash compensation charge of $1.1 million related to all options eligible for the replacement.

        We also record charges associated with options granted to consultants reflecting the periodic revaluation of outstanding unvested consultant options based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price. We recognized stock-based compensation for revaluation of consultant options of $0.2 million for the year ended December 31, 2003. We recognized stock-based compensation recovery for revaluation of consultant options of $0.2 million and $0.5 million for the years ended December 31, 2002 and 2001, respectively. Even though the number of unvested outstanding options issued to consultants continues to decline, we expect to see continued fluctuations in the future as a portion of these options are revalued based on the changes in current market price of our common stock through the application of the graded vesting method.

Years Ended December 31, 2003, 2002 and 2001

				Aggregate Change
	Years Ended December 31,
				2003 from 2002	2002 from 2001
	2003	2002	2001
	(in thousands)
Contract revenues from collaborations	$11,055	$15,788	$15,303	$(4,733)	$485

        Revenues by collaborator were:

				Aggregate Change
	Years Ended December 31,
				2003 from 2002	2002 from 2001
	2003	2002	2001
	(in thousands)
Daiichi	$4,461	$971	$—	$3,490	$971
Novartis	4,119	11,074	8,576	(6,955)	2,498
Johnson & Johnson	2,475	2,850	4,056	(375)	(1,206)
Pfizer	—	893	2,671	(893)	(1,778)

Total	$11,055	$15,788	$15,303	$(4,733)	$485

        Revenues.    Contract revenues from collaborations in 2003, 2002 and 2001 consisted primarily of research support and amortization of upfront fees from the continuation of our collaborations with Pfizer, Johnson & Johnson, Novartis and, in 2003 and 2002 only, Daiichi. Revenues in all years also included milestone payments from certain collaborators for targets delivered and accepted. The decrease in 2003 revenues of $4.7 million was primarily due to the termination of the research phase of the Novartis T-cell and B-cell programs offset by a $1.9 million milestone payment from Daiichi for the completion of a certain screening phase of the collaboration. Revenue was flat in 2002 as compared to 2001 primarily due to a combination of the end of the research phase of the Pfizer collaboration, offset by a full year of the angiogenesis program with Novartis and the commencement of the collaboration with Daiichi. Currently, only the Novartis oncology program and the Daiichi program are in the research phase of their agreements, and Novartis and Daiichi are obligated to pay us approximately

$2.7 million in research funding for 2004. We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

				Aggregate Change
	Years Ended December 31,
				2003 from 2002	2002 from 2001
	2003	2002	2001
	(in thousands)
Research and development expenses	$43,363	$43,350	$32,313	$13	$11,037

        Research and Development.    Even though research and development expenses were essentially flat from 2002 to 2003, there was a change in the mix of the respective costs. In 2003, there was a substantial increase in our facility costs associated with the move to our new building in February 2003 offset by reductions in contract chemistry, lab supplies, research headcount and costs associated with our intellectual property. Our clinical and preclinical costs increased as we continued to move our three development programs forward. The increase in 2002 of $11.1 million reflected primarily the continued expansion of our drug development infrastructure, the addition of both drug development and research headcount, increased outside contract efforts, increased preclinical activities, and the commencement of clinical trials. We expect our preclinical and clinical costs to increase substantially in 2004 as we plan to initiate a Phase II clinical trial for R112, a Phase I/II clinical trial for R803, a clinical trial for R406 and a clinical trial for a lead candidate from our asthma program.

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

				Aggregate Change
	Years Ended December 31,
				2003 from 2002	2002 from 2001
	2003	2002	2001
	(in thousands)
General and administrative expenses	$8,519	$9,454	$7,950	$(935)	$1,504

        General and Administrative Expenses.    The decrease in general and administrative expenses of $0.9 million in 2003 was primarily attributable to a reduction in employee costs as a result of cost-cutting measures that were initiated in September 2002 and January 2003 offset by higher facility costs. The increase in 2002 of $1.5 million was primarily attributable to higher employee costs and greater infrastructure costs to support the growing research and development activities. We expect that general and administrative expenses will increase modestly in 2004 to support growing clinical development activities.

	Years Ended December 31,			Aggregate Change
				2003 from 2002	2002 from 2001
	2003	2002	2001
	(in thousands)
Loss on sale of property and equipment	$169	$—	$—	$169	$—

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

				Aggregate Change
	Years Ended December 31,
				2003 from 2002	2002 from 2001
	2003	2002	2001
	(in thousands)
Net interest expense/(income)	$201	$14	$(1,155)	$187	$(1,169)

        Net Interest Expense.    Interest income results from our interest-bearing cash and investment balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset purchases. In 2003 and 2002, interest expense exceeded interest income due primarily to a reduction in interest rates on our owned securities. In 2001, interest income exceeded interest expense due to higher interest rates earned on investment balances.

Effect of New Accounting Standards

        In November of 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 were applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of the recognition requirements in July of 2003 of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

        In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. However, the FASB deferred the effective date for variable interest entities created before February 1, 2003 to the period ending March 31, 2004 for calendar year-end companies. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of the initial requirements in January of 2003 did not have an impact on our financial position and results of operations. The adoption of the remaining requirements of FIN 46 on January 1, 2004 is not expected to have a material impact on our financial position or results of operations.

        In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 except for certain mandatorily redeemable financial instruments for which the FASB announced on November 5, 2003 deferred effective dates for certain provisions of FAS150. The adoption of FAS 150 and the subsequent deferred effective dates did not and are not expected to have a material effect on our financial position or results of operations.

Liquidity and Capital Resources

  Cash Requirements

        We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. We believe that our existing capital resources, including the net proceeds to us from the recently completed offering in February 2004 of our common stock and anticipated proceeds from current and future collaborations, will be sufficient to support our current operating plan through the second quarter of 2006. Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, the expansion of our facilities and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the success of our collaborations and our research activities, and we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our research and development activities.

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

  •
  our ability to establish new collaborations and to maintain our existing collaboration partnerships;

  •
  the progress of the research and development efforts of our collaborators;

  •
  our ability to meet the milestones identified in our collaborative agreements that trigger payments;

  •
  our ability to maintain and establish new corporate relationships and research collaborations;

  •
  the progress and success of preclinical studies and clinical trials of our product candidates conducted by us or our collaborative partners or licensees;

  •
  our ability to acquire or license other technologies or compounds that we seek to pursue;

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

        As of December 31, 2003, we had $46.5 million in cash, cash equivalents and available-for-sale securities, as compared to $27.3 million as of December 31, 2002, an increase of $18.2 million. The increase was attributable to net proceeds of $45.0 million, after deducting offering costs, from the sale of 7,986,110 shares of our common stock and warrants to purchase 1,597,221 shares of our common stock to MPM Capital, Frazier Healthcare, Alta Partners and HBM BioVentures in a private placement completed in June 2003, as well as net proceeds of $9.1 million, after deducting offering costs, from the sale of 1,615,705 shares of our common stock to certain stockholders in a rights offering completed in July 2003. On February 25, 2004, we completed a follow-on offering in which we sold 2,850,000 shares of our common stock at a price of $20.00 per share, in which we received net proceeds of approximately $53,180,000, net of underwriting discounts and commissions and related expenses. We also invested $1.2 million in capital equipment and made debt service payments of $3.6 million in conjunction with our equipment financing arrangements. These payments were offset by $1.4 million of proceeds from a lease financing and $0.4 million from a cash advance from our landlord. For the three and nine months ended September 30, 2003 and 2002, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

        As of December 31, 2003, we had $3.5 million in capital lease obligations associated with our financed purchase of equipment and leasehold improvements. All existing equipment financing agreements as of December 31, 2003 are secured by the equipment financed, bear interest rates in a range of 7% to 15% and are due in monthly installments through 2006. On March 17, 2003, we amended an equipment lease agreement to allow for the buyout provision to be paid over a period of months rather than in a lump sum. The buyout provision of this amendment relates to approximately $2.9 million of original equipment and tenant improvement purchases. As a result of this amendment, we were committed to an additional $370,000 of payments through January 2004. As of December 31, 2003, we had approximately $39,000 remaining to be paid on this commitment. As of December 31, 2003, we had a total of $0.8 million available for draw down under all financing agreements.

        During 2002, our office and research facility located at 240 East Grand in South San Francisco was leased under an operating lease that terminated in conjunction with a 15-year lease, signed in May 2001, for our current office and research facilities located at 1180 Veterans Blvd. in South San Francisco. Under the terms of the lease signed in 2001, we were to occupy our new facilities in late 2002 and were to concurrently terminate the lease of our former facility at 240 East Grand in South San Francisco. We determined that the 2001 lease for our current facility was an operating lease in accordance with FAS 13. In connection with the termination of the current 240 East Grand lease, we accelerated the amortization of tenant improvements and accrued rent charges over the expected remaining life of the lease and incurred minimal costs in connection with the terminated lease. The 1180 Veterans Blvd. research and office facilities were constructed as a build-to-suit facility. Under the original lease for this new facility, we were obligated to fund approximately $18.0 million of the total tenant improvements. In October 2002, we amended this original lease to provide for a delay of the rent commencement date until February 1, 2003 and an increase in the tenant improvement allowance from the lessor to cover all of the expected remaining construction obligations on the facility. The lease was also amended to increase the future rental commitments to compensate for the delay of the rent commencement and the increase in the tenant improvement allowance. Since the amendment was considered a material change to the original lease, we reviewed the accounting treatment for this amended lease and again determined the lease to be an operating lease. We moved into the new facility during February 2003.

        Prior to the signing of the amendment, we had been directly paying a portion of the pre-construction and construction costs related to tenant improvements in the new facility. These costs were being capitalized on our balance sheet as construction-in progress. Per the terms of the amendment, we estimated that the landlord would be responsible for reimbursing to us all of the costs that we had previously capitalized. Therefore, we reclassified these costs into a short-term asset "Receivable from Landlord" in our 2002 financial statements. The amount outstanding as of December 31, 2002 has been fully paid in 2003. We continue to incur minor costs associated with the new facility that we expect to recover from the landlord.

        The following are our contractual commitments (by fiscal year) as of December 31, 2003 associated with debt obligations and lease obligations:

	Total	2004	2005 - 2007	2008 - 2009	2010 - 2018
	(in thousands)
Capital leases	$3,807	$2,474	$1,333	$—	$—
Facilities leases	190,959	7,566	40,418	28,344	114,631

Total	$194,766	$10,040	$41,751	$28,344	$114,631

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

        As of December 31, 2003, we had federal net operating loss carryforwards of approximately $134.0 million to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $4.0 million. If not utilized, net operating loss and credit carryforwards will begin to expire in 2011. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating losses and credits before they can be used. You should read Note 8 of the notes to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In 2003, 2002 and 2001, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

        We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Rigel Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rigel Pharmaceuticals, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                      /S/ ERNST & YOUNG LLP

Palo Alto, California
January 27, 2004, except for Note 9, as to
which the date is February 25, 2004.

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$9,621	$26,535
Available-for-sale securities	36,879	756
Accounts receivable	1,154	1,503
Receivable from landlord	133	6,175
Prepaid expenses and other current assets	2,326	1,894

Total current assets	50,113	36,863
Property and equipment, net	3,544	5,206
Other assets	1,867	2,273

	$55,524	$44,342

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,378	$3,460
Accrued compensation	711	799
Other accrued liabilities	1,464	2,662
Deferred revenue	2,242	4,061
Capital lease obligations	2,259	3,388

Total current liabilities	8,054	14,370
Long-term portion of capital lease obligations	1,236	2,313
Long-term portion of deferred revenue	546	2,147
Deferred rent	5,297	71
Other long-term liabilities	418	—
Commitments
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,828,546 and 5,078,025 shares issued and outstanding in 2003 and 2002, respectively	15	5
Additional paid-in capital	196,215	141,023
Deferred stock compensation	(200)	(772)
Accumulated other comprehensive loss	(13)	(1)
Accumulated deficit	(156,011)	(114,814)

	40,006	25,441
Less treasury stock, at cost: 4,525 and no shares in 2003 and 2002, respectively	(33)	—

Total stockholders' equity	39,973	25,441

	$55,524	$44,342

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Contract revenues from collaborations	$11,055	$15,788	$15,303
Costs and expenses:
Research and development	43,363	43,350	32,313
General and administrative	8,519	9,454	7,950

	51,882	52,804	40,263

Loss from operations	(40,827)	(37,016)	(24,960)
Loss on sale of property and equipment	(169)	—	—
Interest income	374	856	1,957
Interest expense	(575)	(870)	(802)

Net loss	(41,197)	(37,030)	(23,805)

Net loss per common share, basic and diluted	$(3.62)	$(7.41)	$(5.75)

Weighted average shares used in computing net loss per common share, basic and diluted	11,395	4,995	4,143

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except per share and per share amounts)

	Common Stock				Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital	Deferred Stock Compensation		Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2000	4,089,354	$4	$108,775	$(5,792)	2	$(53,979)	—	49,010
Net loss	—	—	—	—	—	(23,805)	—	(23,805)
Change in unrealized gain on available-for- sale securities	—	—	—	—	42	—	—	42

Comprehensive loss								(23,763)

Issuance of common stock upon exercise of options, warrants, and participation in Purchase Plan	103,114	—	887	—	—	—	—	888
Issuance of warrant to purchase common stock for services	—	—	683	—	—	—	—	683
Compensation recovery related to options granted to consultants	—	—	(510)	—	—	—	—	(510)
Deferred stock compensation	—	—	285	(285)	—	—	—	—
Amortization of deferred stock compensation, net of cancellations	—	—	(992)	3,625	—	—	—	2,633

Balance at December 31, 2001	4,192,468	4	109,128	(2,452)	44	(77,784)	—	28,941
Net loss	—	—	—	—	—	(37,030)	—	(37,030)
Change in unrealized gain on available-for- sale securities	—	—	—	—	(45)	—	—	(45)

Comprehensive loss								(37,075)

Issuance of common stock at $40.50 per share for cash, net of issuance costs	777,778	1	29,421	—	—	—	—	29,428
Issuance of common stock at $38.70 per share for cash, net of issuance costs	51,678	—	1,923	—	—	—	—	1,923
Issuance of common stock upon exercise of options and participation in Purchase Plan	56,101	—	445	—	—	—	—	446
Issuance of warrants to purchase common stock for services	—	—	1,018	—	—	—	—	1,018
Compensation recovery related to options granted to consultants	—	—	(196)	—	—	—	—	(196)
Amortization of deferred stock compensation, net of cancellations	—	—	(724)	1,680	—	—	—	956

Balance at December 31, 2002	5,078,024	5	141,023	(772)	(1)	(114,814)	—	25,441
Net loss	—	—	—	—	—	(41,197)	—	(41,197)
Change in unrealized gain on available-for- sale securities	—	—	—	—	(12)	—	—	(12)

Comprehensive loss								(41,209)

Issuance of common stock at $5.76 per share for cash, net of issuance costs	7,986,110	8	34,073	—	—	—	—	34,081
Issuance of common stock at $5.76 per share for cash, net of issuance costs	1,615,705	2	9,103	—	—	—	—	9,105
Issuance of warrants to purchases common stock at $5.76 per share	—	—	10,957	—	—	—	—	10,957
Fractional shares adjustment upon reverse split	(101)	—	(1)	—	—	—	—	(1)
Issuance of common stock upon exercise of options and participation in Purchase Plan	148,808	—	514	—	—	—	—	514
Purchase of common stock upon net exercise	—	—	—	—	—	—	(37)	(37)
Grant of treasury stock to an employee	—	—	2	—	—	—	4	6
Compensation expense related to options granted to consultants	—	—	159	—	—	—	—	159
Compensation expense related to repriced options	—	—	1,125	—	—	—	—	1,125
Amortization of deferred stock compensation, net of cancellations	—	—	(740)	572	—	—	—	(168)

Balance at December 31, 2003	14,828,546	$15	$196,215	$(200)	$(13)	$(156,011)	$(33)	$39,973

See accompanying notes

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2002	2001
Operating activities
Net loss	$(41,197)	$(37,030)	$(23,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,664	4,868	4,127
Amortization of deferred stock compensation, net	513	956	2,633
Noncash stock compensation (recovery)	602	(196)	(510)
Issuances of equity instruments for noncash benefits	146	20	—
Loss on sale of fixed assets	169	—	—
Changes in assets and liabilities:
Accounts receivable	349	(350)	(490)
Prepaid expenses and other current assets, including receivable from landlord	5,610	(4,593)	(939)
Other assets	266	201	(551)
Accounts payable	(2,082)	1,480	638
Accrued compensation	(88)	128	(53)
Other accrued liabilities	(1,198)	74	408
Deferred revenue	(3,420)	704	2,734
Deferred rent and other long-term liabilities	5,226	(790)	(173)

Net cash used in operating activities	(32,440)	(34,528)	(15,981)

Investing activities
Purchases of available-for-sale securities	(42,135)	(26,713)	(47,511)
Maturities of available-for-sale securities	6,000	22,875	29,590
Sales of available-for-sale securities	—	24,964	—
Proceeds from the sale of property and equipment	71	—	—
Capital expenditures	(1,242)	(1,635)	(3,229)

Net cash (used) provided in investing activities	(37,306)	19,491	(21,150)

Financing activities
Proceeds from capital lease financing	1,351	1,999	1,748
Payments on capital lease obligations	(3,557)	(3,712)	(3,047)
Net proceeds from issuances of common stock and warrants	54,620	31,797	888
Advance from landlord	418	—	—

Net cash provided by (used in) financing activities	52,832	30,084	(411)

Net (decrease) increase in cash and cash equivalents	(16,914)	15,047	(37,542)
Cash and cash equivalents at beginning of period	26,535	11,488	49,030

Cash and cash equivalents at end of period	$9,621	$26,535	$11,488

Supplemental disclosure of cash flow information
Interest paid	$576	$870	$802

Schedule of non cash transactions
Deferred stock compensation	$—	$—	$285
Issuance of warrants for services	$—	$1,018	$683

See accompanying notes.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

        In this annual report on Form 10-K, "Rigel," "we," "us" and "our" refer to Rigel Pharmaceuticals, Inc. "common stock" refers to Rigel's common stock, par value $0.001 per share.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and basis of presentation

        We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of a broad range of new small molecule product candidates. On June 24, 2003, we effected a one-for-nine reverse stock split of our outstanding common stock, after our stockholders approved the proposal for a reverse split at our annual meeting of stockholders held on June 20, 2003. As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-ninth of a share of common stock, with the par value of each share of common stock remaining at one tenth of one cent ($.001) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Stock Award Plans

        We have elected to continue to follow Accounting Principles Board Opinion No. 25, or APB 25, "Accounting for Stock Issued to Employees," to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards, or FAS, No. 123, as amended by FAS No. 148 "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

        Pro forma information regarding net loss and net loss per share has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by FAS 123, as amended by FAS 148. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2003, 2002 and 2001: risk-free interest rates of 1.3%, 2.1% and 3.7%, respectively; volatility of 1.00, 0.85 and 0.65 respectively; an expected option life of five years; and no dividend yield.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Our pro forma information follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss applicable to common stockholders—as reported:	$(41,197)	$(37,030)	$(23,805)
Less: Total stock-based compensation determined under APB 25	957	955	2,633
Add: Total stock-based compensation expense determined under the fair value based method for all awards	3,066	3,391	2,808

Pro forma net loss	$(43,306)	$(39,466)	$(23,980)

Basic and diluted net loss per common share:
As reported	$(3.62)	$(7.41)	$(5.75)
Pro forma	(3.80)	(7.90)	(5.79)

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

        All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value which approximates amortized cost at December 31, 2003 and 2002. Unrealized gains (losses) are reported in stockholders' equity and included in other comprehensive income (loss). Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. For the years ended December 31, 2003, 2002 and 2001, gross realized gains and losses on available-for-sale securities were not material. See Note 4 for a summary of available-for-sale securities at December 31, 2003 and 2002.

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

Research and development

        Research and development expenses include costs for scientific personnel, supplies, equipment, consultants, research sponsored by us, allocated facility costs, costs related to clinical trials, and stock-based compensation expense. All such costs are charged to research and development expense as incurred. Collaboration agreements generally specify minimum levels of research effort required to be performed by us.

Impairment of long-lived assets

        We adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. Our adoption of FAS 144 did not have a material impact on our financial position or results of operations. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

        During all periods presented, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands, except per share information):

	December 31,
	2003	2002	2001
Outstanding options	2,081	718	640
Warrants	1,725	128	33
Weighted average exercise price of options	$8.31	$31.23	$31.32
Weighted average exercise price of warrants	$7.17	$24.84	$45.27

Recent accounting pronouncements

        In November of 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 were applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of the recognition requirements in July of 2003 of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

        In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. However, the FASB deferred the effective date for variable interest entities created before February 1, 2003 to the period ending March 31, 2004 for calendar year-end companies. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of the initial requirements in January of 2003 did not have an impact on our financial position and results of operations. The adoption of the remaining requirements of FIN 46 on January 1, 2004 is not expected to have a material impact on our financial position or results of operations.

        In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 except for certain mandatorily redeemable financial instruments for which the FASB announced on November 5, 2003 deferred effective dates for certain provisions of FAS150. The adoption of FAS 150 and the subsequent deferred effective dates did not and are not expected to have a material effect on our financial position or results of operations.

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS

Research agreements

        In December 1998, we entered into a research collaboration agreement with Johnson and Johnson Pharmaceutical and Development, LLC to research and identify novel targets for drug discovery. Under the terms of the contract, Johnson & Johnson paid a one-time non-refundable, non-creditable fee and provided support for research activities during the research period which concluded in December 2003, as well as various milestones. Johnson & Johnson is obligated to pay us various milestones and royalties if certain conditions are met.

        In January 1999, we entered into a two-year collaborative research agreement with Pfizer Inc. to discover and develop various molecular targets. Upon signing of the agreement, Pfizer was obligated to pay a one-time, nonrefundable, noncreditable fee. Under the terms of the contract, Pfizer provided support for research for two years and is obligated to pay us various milestones and royalties if certain conditions are met. On January 25, 2001, Pfizer notified us that it was electing to exercise its option to extend the funded research portion of the collaboration one additional year to January 31, 2002 and then extended it again for one additional month to February 28, 2002. In February 2002, the research phase of our collaboration with Pfizer concluded with Pfizer accepting a total of seven validated targets.

        In May 1999, we entered into a broad collaboration with Novartis Pharma AG, whereby we and Novartis agreed to work on up to five different research programs to identify various targets for drug development. Two programs were initiated in 1999 while the third program to be conducted at Novartis was initiated on January 1, 2000. In July 2001, we expanded our collaboration with Novartis with the initiation of our angiogenesis program, the fourth and final program in our Novartis collaboration. Pursuant to the expanded Novartis collaboration, we received a $4.0 million up-front payment from Novartis, which will be recognized as revenue ratably through July 2004. In addition, the expanded collaboration provides that the angiogenesis research program will be carried out at Rigel, provides for research reimbursement through July 2004 and includes potential future milestones and royalty payments to Rigel. Novartis notified us that it has chosen not to exercise its option for a second program of research that would have been carried out at Novartis. In May 2002, Novartis elected to conclude the research phases of our two initial joint projects in the autoimmunity and transplant rejection areas, after 42 months each, effective in November 2002 and February 2003, respectively. Pursuant to the collaboration agreement, Novartis had the option to end the research phase on these programs after either 24 months or 42 months. For all programs, Novartis is obligated to provide payment for various milestones and royalties if certain conditions in the collaboration agreement are met

        In August 2002, we signed an agreement for the establishment of a collaboration with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Per the agreement, the research phase of this collaboration is for three years. We are working with Daiichi to discover and develop cancer pharmaceutical drugs. Under the terms of the collaboration agreement, Daiichi has paid us $0.9 million upfront, two milestone payments totaling $3.7 million, is obligated to pay us ongoing research support and may become obligated to pay us certain other milestones payments. In addition, we are entitled to receive royalties on any commercialized products to emerge from the collaboration.

        The initial stages of the collaboration focused on the development of the assay for the specific target and the initiation of HTS to identify therapeutic molecules we and Daiichi would like to advance to later stages of drug development. Under terms of the agreement, we retain the rights to co-develop and co-promote products resulting from this collaboration in North America while Daiichi retains co-development and promotion rights in the remainder of the world.

3. SIGNIFICANT CONCENTRATIONS

        For the year ended December 31, 2003, Daiichi, Novartis and Johnson and Johnson accounted for 41%, 37% and 22% of total revenues, respectively. For the year ended December 31, 2002, Novartis, Johnson and Johnson, Daiichi and Pfizer accounted for 70%, 18%, 6% and 6% of total revenues, respectively. For the year ended December 31, 2001, Pfizer, Johnson and Johnson and Novartis accounted for 17%, 27% and 56% of total revenues, respectively. Accounts receivable relate mainly to these collaborative partners. Rigel does not require collateral or other security for accounts receivable.

4. AVAILABLE-FOR-SALE SECURITIES

        Available-for-sale securities consist of the following (in thousands):

	Amortized Cost and Fair Value at December 31,
	2003	2002
Money market funds	$9,621	$26,535
Corporate commercial paper	36,879	756

	$46,500	$27,291

Reported as:
Cash and cash equivalents	$9,621	$26,535
Available-for-sale securities	36,879	756

	$46,500	$27,291

        At December 31, 2003, the available-for-sale securities had maturities of less than one year, with an average maturity of approximately 122 days.

        There were no material gross realized gains or losses from sales of securities in the periods presented. Unrealized gains and losses on available-for-sale securities were not material at December 31, 2003 or 2002.

5. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	Years Ended December 31,
	2003	2002
Laboratory and office equipment	$17,448	$16,691
Leasehold improvements	—	3,175
Construction in progress	—	197

Total property and equipment	17,448	20,063
Less accumulated depreciation and amortization	(13,904)	(14,857)

Property and equipment, net	$3,544	$5,206

        At December 31, 2003 and 2002, equipment under capital leases was approximately 8.7 million and $15.0 million, respectively, with accumulated depreciation and amortization of approximately $13.9 million and $13.3 million, respectively. Amortization expense was $24,000, $1,710,000 and $1,042,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6. LONG-TERM OBLIGATIONS

        At December 31, 2003, future minimum lease payments and obligations under all noncancelable leases were as follows (in thousands):

	Capital Leases	Operating Leases
2004	$2,474	$7,566
2005	1,031	13,872
2006	302	13,034
2007	—	13,512
2008	—	13,945
2009 and thereafter	—	129,030

Total minimum payments required	3,807	$190,959

Less amount representing interest	(312)

Present value of future lease payments	3,495
Less current portion	(2,259)

Noncurrent obligations under capital leases	1,236

        During 2002, our office and research facility located at 240 East Grand in South San Francisco was leased under an operating lease terminated in conjunction with a 15-year lease for our current office and research facilities at 1180 Veterans Blvd. in South San Francisco signed in May 2001. Under the terms of the lease signed in 2001, we were to occupy our new facility in late 2002 and were to concurrently terminate our lease of our former facility at 240 East Grand in South San Francisco. We determined that the 2001 lease was an operating lease in accordance with FAS 13. In connection with the termination of the current 240 East Grand lease, we accelerated the amortization of tenant improvements and accrued rent charges over the expected remaining life of the lease and incurred minimal costs in connection with the terminated lease. The 1180 Veterans Blvd. research and office facilities were constructed as a build-to-suit facility. Under the original lease for this new facility we were obligated to fund approximately $18.0 million of the total tenant improvements. In October 2002, we amended this original lease to provide for a delay of the rent commencement date until February 1, 2003 and an increase in the tenant improvement allowance from the lessor to cover the remaining construction obligations on the facility. The lease was also amended to increase the future rental commitments to compensate for the delay of the rent commencement and the increase in the tenant improvement allowance. Since the amendment was considered a material change to the original lease, we revisited the proper accounting treatment for this lease per FAS 13 and again determined the lease to be an operating lease. We moved into the new facilities during February 2003.

        Prior to the signing of the amendment, we had been directly paying a portion of the pre-construction and construction costs related to the tenant improvements in the new facility. These costs were being capitalized on our balance sheet as construction-in progress. We estimated that the landlord would be responsible for all of the costs that we had previously capitalized. Therefore, we reclassified these costs into a short-term asset "Receivable from Landlord" in our 2002 financial statements. The amount outstanding as of December 31, 2002 was fully paid in 2003. We continue to incur minor costs associated with the new facility that we expect to recover from the landlord.

        Rent expense under all operating leases amounted to approximately $13,515,000, $1,897,000 and $2,167,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        In June 1998, we entered into a equipment lease line agreement for up to $3,000,000, which was fully utilized in June 1999. The lease period was for four years. The interest on each lease is fixed at the time of the draw down with the interest rates ranging from 6.5% to 7.2%. In March 2003, we amended this agreement to allow for the buyout provision to be paid out over a period of months rather than in a lump sum. The buyout provision of this amendment relates to approximately $2.9 million of original equipment and tenant improvement purchases. As a result of this amendment, we were committed to an additional $370,000 of payments through January 2004. As of December 31, 2003, we had approximately $40,000 remaining to be paid on this commitment.

        In June 1999 and August 1999, we entered into two additional equipment lease line agreements for an aggregate total of $6,000,000, or $3,000,000 each additional lease agreement. These lines were fully utilized in May 2000. The lease period was for four years. The interest on each lease is fixed at the time of the draw down with the interest rates ranging from 11.7% to 15.0%. Both lines have buyout provisions of approximately 10% and 12.5% of the original utilized line amount for the lines entered in June 1999 and August 1999, respectively.

        In August 2000, we entered into an additional equipment lease line agreement for an aggregate total of $5,000,000. We utilized $4,148,000 of the facility but have no remaining availability under the facility. The lease period was for four years. The interest on the lease is fixed at the time of the draw down with the interest rates ranging from 10.6% to 14.6%. This line has a bargain purchase buyout provision of $1.

        In January 2002, we entered into an additional equipment lease line agreement for an aggregate total of $2,000,000. This line was fully utilized in August 2002. The lease period was for 37 months. The interest on the lease is fixed at the time of the draw down with the interest rates ranging from 11.5% to 11.7%. This line has a buyout provision of approximately 10% of the original utilized line amount.

        In December 2002, we entered into an additional equipment lease line agreement for an aggregate total of $2,000,000. We originally had the ability to draw down on this line until December 2003, but this date was extended to March 2004 through an agreement reached in 2003. As of December 31, 2003, $1.4 million of this line had been utilized. The lease period will be for three years. The interest on the lease is fixed at the time of any draw down. This line has a buyout provision of either the fair-market value of the equipment or 10% of the original utilized line amount.

        Obligations under all leases are secured by the assets financed under the leases.

7. STOCKHOLDERS' EQUITY

Common stock

        In January 2002, we issued 777,778 shares of common stock in a registered direct offering to certain institutional investors at a price of $40.50 per share under our shelf registration statement. We received net proceeds of approximately $29.4 million after deducting commissions and offering costs. In February 2002, we issued 51,678 shares of common stock in a registered direct offering to a certain institutional investor at a price of $38.70 per share under our shelf registration statement. We received net proceeds of approximately $1.8 million after deducting commissions and offering costs.

        In June 2003, we completed a private placement with net proceeds of $45.0 million led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures. In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share plus warrants (described below).

        In June 2003, we initiated a rights offering pursuant to which non-transferable rights to purchase up to an aggregate of 1,736,111 shares of our common stock at a purchase price of $5.76 per share were offered to our stockholders of record as of April 29, 2003, other than certain stockholders affiliated with the investors in the private placement completed on June 26, 2003. Each such stockholder of record received one basic subscription right to purchase 0.4508 of a share of Rigel common stock at $5.76 per share for each share owned as of the record date. By July 25, 2003, the expiration of the rights offering period, our stockholders had elected to purchase an aggregate of 1,616,705 shares of our common stock for net proceeds to us of $9.1 million. The shares were issued to the participating stockholders on July 31, 2003.

Warrants

        In conjunction with the equipment lease line executed in April 1997, we issued a warrant to purchase 19,444 shares of series B preferred stock at an exercise price of $7.20 per share. Upon the closing of our initial public offering, this warrant automatically converted to a warrant to purchase 19,444 shares of common stock at $7.20 per share. This warrant was exercised in June 2001 and was no longer outstanding.

        In conjunction with the equipment lease line executed in June 1998, we issued a warrant to purchase 14,620 shares of series C preferred stock at an exercise price of $10.26 per share. Upon the closing of our initial public offering, this warrant automatically converted to a warrant to purchase 14,620 shares of common stock at $10.26 per share. This warrant was exercised in June 2001 and is no longer outstanding.

        In conjunction with the facilities lease entered into in June 1998, we issued three warrants to purchase an aggregate of 16,666 shares of common stock at an exercise price of $10.26 per share. The warrants are exercisable at any time up to November 28, 2007, the seventh anniversary of the closing of our initial public offering.

        In conjunction with the facilities lease entered into in May 2001, we issued a warrant to purchase 16,666 shares of our common stock at an exercise price of $80.21 per share, a 15% premium to market at the time of issuance. This warrant will expire on May 16, 2006. The fair market value of this warrant, as determined by the Black-Scholes valuation model, was approximately $683,000. This amount has been capitalized in other long term assets and is being amortized into expense over the life of the lease.

        In conjunction with the equipment lease line executed in January 2002, we issued a warrant to purchase 2,645 shares of our common stock at an exercise price of $37.80 per share. This warrant will expire on January 31, 2007. The fair market value of this warrant, as determined by the Black-Scholes valuation model, was approximately $66,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the payment period of the equipment lease line.

        In conjunction with the equipment lease line executed in July 2002, we issued a warrant to purchase 15,432 shares of our common stock at an exercise price of $24.30 per share. This warrant will expire on July 12, 2012. The fair market value of this warrant, as determined by the Black-Scholes valuation model, was approximately $251,000. This amount was completely expensed in 2002 in conjunction with the termination of the line.

        In conjunction with the amendment of our master lease agreement for our 1180 Veterans Blvd. facility entered into in October 2002, we issued a warrant to purchase 55,555 shares of our common stock at an exercise price of $17.73 per share. This warrant will expire on October 18, 2007. The fair market value of this warrant, as determined by the Black-Scholes valuation model, was approximately $565,000. This amount has been capitalized in other long term assets and is being amortized into expense over the life of the lease.

        In conjunction with the equipment lease line executed in December 2002, we issued a warrant to purchase 20,768 shares of our common stock at an exercise price of $9.63 per share. This warrant will expire on December 23, 2007. The fair market value of this warrant, as determined by the Black-Scholes valuation model, was approximately $136,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the payment period of the equipment lease line.

        In conjunction with the financing completed in June 2003, we issued warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share. These warrants will expire on June 26, 2008. The fair value of these warrants, as determined by the Black-Scholes valuation model, was approximately $11.0 million. This amount has been allocated within "Additional paid-in capital" in our financial statements.

Stock option plans

        In January 2000, we adopted the 2000 Equity Incentive Plan, or 2000 Plan, which was approved in March 2000 by our stockholders. The 2000 Plan is an amendment and restatement of the 1997 Stock Option Plan. Under the 2000 Plan, incentive stock options, nonstatutory stock options and shares of common stock may be granted to our employees, directors and consultants. In July 2001, we adopted the 2001 Non-Officer Equity Incentive Plan, or 2001 Plan. Under the 2001 Plan, which was not approved by our stockholders, nonstatutory stock options may be granted to our employees and consultants. In April 2003, our board of directors approved an amendment to the 2000 Plan, which was subsequently approved by our stockholders at our annual meeting in June 2003, to (i) merge the 2001 Plan into the 2000 Plan and to terminate the 2001 Plan, (ii) increase the number of shares authorized for issuance under the 2000 Plan (including the available reserve from the merging of the 2001 Plan) by 1,600,000 shares of common stock (iii) add an evergreen feature that provides for automatic annual increases in the total number of shares reserved for issuance under the 2000 Plan. Options originally granted under our 2000 Plan and 2001 Plan expire no later than ten years from the date of grant. The option price of each incentive stock option shall be at least 100% of the fair value on the date of grant, and the option price for each nonstatutory stock option shall be not less than 85% of the fair value on the date of grant, as determined by the board of directors. Options may be granted with different vesting terms from time to time, not to exceed five years from the date of grant. As of December 31, 2003, a total of 807,666 shares of common stock have been authorized for issuance under the 2000 Plan.

        In August 2000, we adopted the 2000 Non-Employee Directors Stock Option Plan, or Directors' Plan, which was approved in September 2000 by our stockholders. Under the original plan, each non-employee director who becomes a director of Rigel would be automatically granted a nonstatutory stock option to purchase 2,222 shares of common stock on the date on which such person first becomes a director. At each board meeting immediately following each annual meeting of stockholders, beginning with the board meeting following the 2001 Annual Stockholders Meeting, each non-employee director would automatically be granted a nonstatutory option to purchase 556 shares of common stock. In April 2003, our board of directors approved an amendment to the Directors' Plan, which was subsequently approved by our stockholders at our annual meeting in June 2003, to (i) increase the number of shares authorized for issuance under the Directors' Plan by 66,667 shares of common stock, (ii) increase the size of the initial grants to 6,667 shares of common stock, (iii) increase the size of the annual grant to 1,667 shares of common stock. The exercise price of options under the Directors' Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors' Plan is ten years. All grants under the Directors' Plan will vest monthly over two years from date of grant. The Directors' Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors' Plan. As of December 31, 2003, a total of 86,513 shares of common stock have been authorized for issuance under the Directors' Plan.

        In June 2003, we initiated an offer to exchange options to purchase shares of our common stock with exercise prices equal to or greater than $9.00 per share currently outstanding under the 2000 Plan, the 2001 Plan and the Directors' Plan, for replacement options to purchase shares of our common stock to be granted under the 2000 Plan. There were outstanding eligible options to purchase an aggregate of 367,961 shares of our common stock as of June 26, 2003. Only officers, employees not on certain leaves of absence, consultants and non-employee members of Rigel's board of directors as of June 27, 2003, who continued to be employed through the offer expiration date of July 25, 2003, were eligible to participate in the offer. We offered to conduct the exchange with respect to eligible options on a one-for-one basis. On July 28, 2003, we accepted for cancellation options to purchase an aggregate of 344,207 shares of our common stock. On July 28, 2003, we granted replacement options to purchase an aggregate of 344,207 shares of our common stock at an exercise price of $9.20 per share, the fair market value on the date of the grant. Subject to the continuation of the optionholders' employment, service as a consultant or service as a non-employee member of our board of directors, the replacement options will vest as follows: one-fifth of the shares covered by the replacement options will vest on the six-month anniversary of the date of grant; one-fifth of the shares covered by the replacement options will vest on the twelve-month anniversary of the date of grant; and three-fifths of the shares covered by the replacement options will vest in 24 equal monthly installments over the following two years. The replacement options will expire, at the latest, on the day three years and five business days after the date of grant (if they have not been forfeited earlier due to the optionholders' termination of employment, service as a consultant or service as a non-employee member of our board of directors). All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards. Therefore, we are recording a non-cash charge, generally for the intrinsic value of the options, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock in compensation expense in connection with the replacement options and the eligible options that were not exchanged. We will continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense. For the year ended December 31, 2003, we recorded a non-cash compensation charge of $1.1 million related to all options eligible for the replacement.

        Activity under all of the option plans through December 31, 2003 was as follows:

	Shares Available For Grant	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2000	203,672	629,977	$24.30
Authorized for grant	388,889	—
Granted	(114,656)	114,656	$55.89
Exercised	—	(61,377)	$5.31
Cancelled	43,137	(43,137)	$27.45

Outstanding at December 31, 2001	521,042	640,119	$31.32
Granted	(184,768)	184,768	$30.15
Exercised	—	(36,760)	$2.34
Cancelled	69,783	(69,783)	$44.31

Options outstanding at December 31, 2002	406,057	718,344	$31.23
Authorized for grant	1,962,689	—
Granted	(1,991,162)	1,991,162	$8.56
Exercised	—	(111,692)	$2.02
Cancelled	516,595	(516,595)	$42.53

Options outstanding at December 31, 2003	894,179	2,081,219	$8.31

Exercisable at December 31, 2003		293,164	$6.77

Exercisable at December 31, 2002		380,292	$29.88

Exercisable at December 31, 2001		247,065	$24.57

Weighted average fair value of options granted during 2003			$7.21
Weighted average fair value of options granted during 2002			$20.43
Weighted average fair value of options granted during 2001			$32.13

        Details of Rigel's stock options by exercise price is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.90 - $6.57	136,852	5.26	$1.99	122,987	$1.89
$8.15 - $9.20	1,883,491	8.31	$8.40	160,231	$8.23
$14.20 - $14.75	50,591	9.73	$14.75	359	$14.51
$37.80 - $41.58	9,024	6.54	$40.45	8,337	$40.37
$73.53 - $82.13	1,261	7.47	$74.45	1,250	$74.39

$0.90 - $82.13	2,081,219	8.14	$8.31	293,164	$6.77

        We granted 100 shares of common stock options to consultants for services in 2003. We also cancelled and regranted 16,636 common stock options to consultants in association with the repricing on July 28, 2003. We granted 7,222 and 12,778 common stock options to consultants in exchange for services in 2002 and 2001. We recognized stock-based compensation for revaluation of consultant options of $0.2 million for the year ended December 31, 2003. We recognized stock-based compensation recovery for revaluation of consultant options of $0.2 million and $0.5 million for the years ended December 31, 2002 and 2001, respectively.

        We recorded no deferred stock compensation with respect to options granted to employees for the years ended December 31, 2003 and 2002. We recorded deferred stock compensation with respect to options granted to employees of approximately $0.3 million in the years ended December 31, 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes on the date these options were granted and the exercise price. These amounts have been reflected as components of stockholders' equity, and the deferred expense is being amortized to operations over the vesting period of the options, generally four to five years, using the graded vesting method. As a result of our reduction in force on January 31, 2003, we recognized approximately $599,000 of stock-based compensation recovery associated with the unvested and cancelled options of the terminated employees which had previously been recognized under the graded vesting method of deferred compensation amortization. We amortized deferred stock compensation of $0.6 million, $1.0 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, we had a total of $0.2 million remaining to be amortized over the remaining vesting periods of the stock options.

2000 employee stock purchase plan

        In August 2000, we adopted the 2000 Employee Stock Purchase Plan, or Purchase Plan, which was approved in September 2000 by our stockholders. In April 2003, our board of directors approved an amendment to the Purchase Plan, which was subsequently approved by our stockholders at our annual meeting in June 2003, to (i) increase the number of shares authorized for issuance under the Purchase Plan by 66,667 shares of common stock, (ii) change the evergreen feature of the plan. The amendment provides that the increase in the number of shares reserved automatically pursuant to the evergreen feature will be equal to the least of 1% of the outstanding shares on the date of the annual increase, 88,889 shares or such amount as may be determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 37,112, 19,273 and 13,300 shares of common stock during 2003, 2002 and 2001, respectively, pursuant to the Purchase Plan at an average price of $8.45 per share, $18.63 per share, and $44.82 per share in 2003, 2002 and 2001, respectively. For 2003, 2002 and 2001, the weighted average fair value of stock issued under the Purchase Plan was $4.33, $1.68 and $2.42, respectively. A total of 44,444 shares of Rigel's common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on each anniversary date of the effective date of the offering. The number of shares reserved for future issuance under the Purchase Plan was increased by 66,667, 44,444 and 41,843 during 2003, 2002 and 2001, respectively.

Reserved shares

        As of December 31, 2003, we had reserved shares of common stock for future issuance as follows:

December 31, 2003
Warrants	1,724,953
Incentive stock plans.	2,975,398
Purchase Plan	127,713

Total	4,828,064

8. INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2003	2002
Deferred tax assets
Net operating loss carryforwards	$46,440	$31,300
Research and development credits	6,425	5,500
Capitalized research and development expenses	7,643	3,500
Other, net	2,417	4,100

Total deferred tax assets	62,925	44,400
Valuation allowance	(62,925)	(44,400)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $18.5 million, $18.2 million and $5.2 million during 2003, 2002 and 2001, respectively.

        Included in the valuation allowance balance at December 31, 2003 is $1.6 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

        As of December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $134.0 million, which expire beginning in the year 2011 and federal research and development tax credits of approximately $4.0 million, which will begin to expire in 2012.

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

9. SUBSEQUENT EVENTS

Follow-on Public Offering

        On February 25, 2004, we completed a follow-on offering in which we sold 2,850,000 shares and selling stockholders sold 315,000 shares of our common stock at a price of $20.00 per share. We received net proceeds of approximately $53,180,000 from the sale of shares offered by us, net of underwriting discounts and commissions and related expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.

10. SELECTED QUARTERLY FINANCIAL DATA (unaudited, in thousands, except per share amounts)

	Year Ended December 31, 2003				Year Ended December 31, 2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$4,497	$2,349	$2,103	$2,106	$4,098	$4,337	$3,653	$3,700
Net loss	$(7,800)	$(10,466)	$(11,069)	$(11,862)	$(8,372)	$(10,446)	$(10,142)	$(8,070)
Net loss per common share, basic and diluted	$(1.53)	$(1.90)	$(0.78)	$(0.80)	$(1.74)	$(2.07)	$(2.01)	$(1.59)
Weighted average shares used in computing net loss per common share, basic and diluted	5,089	5,496	14,224	14,796	4,812	5,038	5,057	5,067

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Based on our management's evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of December 31, 2003 to ensure that information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Changes in Internal Controls.    There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this annual report on Form 10-K, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding directors and executive officers is incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or around April 30, 2004.

        In 2003, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is on our website at http://www.rigel.com/pdf/codeofconduct.pdf in connection with "Investor Resources" materials. If we make any substantive amendments to the code or grant any waiver from a provision of the code applicable to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on a Form 8-K.

Item 11. Executive Compensation

        Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or around April 30, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or around April 30, 2004.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or around April 30, 2004.

Item 14. Principal Accounting Fees and Services.

        Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption "Ratification of Independent Auditors" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or around April 30, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are being filed as part of this annual report on Form 10-K:

1.
Financial Statements—Index to Financial Statements in Item 8 of this annual report on Form 10-K and selected quarterly financial data for the last two years in Note 10

2.
Financial Statement Schedules—None—As all required disclosures have been made in the footnotes to the financial statements.

  3.
  Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Investor Rights Agreement between Rigel and holders of Rigel's Series B, Series C, Series D and Series E preferred stock, dated February 3, 2000.
4.3(1)	Form of warrant to purchase shares of common stock.
4.7(11)	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock.
4.8(7)	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock.
4.9(8)	Warrant issued to Comerica Bank-California for the purchase of shares of common stock
4.10(11)	Warrant issued to Kwacker Limited for the purchase of shares of common stock.
4.11(11)	Warrant issued to Lighthouse Capital Partners IV, L.P. to purchase shares of common stock.
4.12(12)	Warrant issued to Alta BioPharma Partners II, L.P. to purchase shares of common stock.
4.13(12)	Warrant issued to Alta California Partners, L.P. to purchase shares of common stock.
4.14(12)	Warrant issued to Alta Embarcadero BioPharma Partners II, LLC to purchase shares of common stock.
4.15(12)	Warrant issued to Alta Embarcadero Partners, LLC to purchase shares of common stock.
4.16(12)	Warrant issued to HBM BioVentures (Cayman) Ltd. to purchase shares of common stock.
4.17(12)	Warrant issued to MPM BioVentures III, L.P. to purchase shares of common stock.
4.18(12)	Warrant issued to MPM BioVentures III-QP, L.P. to purchase shares of common stock.
4.19(12)	Warrant issued to MPM BioVentures III GmbH & Co. Beteiligungs KG to purchase shares of common stock.
4.20(12)	Warrant issued to MPM BioVentures III Parallel Fund, L.P. to purchase shares of common stock.
4.21(12)	Warrant issued to MPM Asset Management Investors 2003 BVIII LLC to purchase shares of common stock.
4.22(12)	Warrant issued to MPM BioEquities Master Fund, L.P. to purchase shares of common stock.
4.23(12)	Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003.
10.1(1)	Form of Indemnity Agreement.
10.2(11)(2)	2000 Equity Incentive Plan, as amended.
10.3(1)(2)	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan.
10.4(1)(2)	2000 Employee Stock Purchase Plan.
10.5(1)(2)	2000 Non-Employee Directors' Stock Option Plan.
10.6(1)	Collaboration Agreement between Rigel and Janssen Pharmaceutica N.V., dated December 4, 1998.
10.7(1)	Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999.
10.8(1)	Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999.
10.9(1)(3)	License and Research Agreement between Rigel and Cell Genesys, Inc., dated September 2, 1999.
10.10(1)	Collaborative Research and Development Agreement between Rigel and Neurocrine Biosciences, Inc., dated December 1997.
10.11(1)(2)	Employment Agreement between Rigel and Donald Payan, dated January 16, 1997.

10.13(1)	Technology Transfer Agreement between Rigel and Questcor Pharmaceuticals, Inc., dated September 22, 2000.
10.14(3)(4)	License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001.
10.15(5)	Lease termination agreement between Rigel and Brittannia Pointe Grand Limited Partnership, dated May 6, 2001.
10.16(5)	Build-to-suit lease between Rigel and Slough BTC, LLC, dated May 16, 2001.
10.17(5)	First amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001.
10.18(3)(6)	Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001.
10.19(3)(6)	Second Amendment to the Collaboration Agreement between Rigel and Cell Genesys, Inc., dated July 1, 2001
10.20(2)(11)	2001 Non-Officer Equity Incentive Plan, as amended.
10.21(2)(7)	Form of Stock Option Agreement pursuant to the 2001 Non-Officer Equity Incentive Plan.
10.22(8)	First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutica N.V., dated June 30, 2000.
10.23(8)	Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutica N.V., dated December 4, 2001.
10.24(10)	Loan and Security Agreement between Rigel and Comerica Bank—California, dated July 12, 2002.
10.25(10)(3)	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002.
10.26(11)(3)	Amendment to Build-to-suit lease between Rigel and Slough BTC, LLC, dated October 18, 2002.
10.27(11)	Master Lease Agreement between Rigel and Lighthouse Capital Partners IV, L.P., dated December 23, 2002.
10.28(2)(11)	Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002.
10.29(2)(11)	Amendment to Employment Agreement between Rigel and Donald Payan, dated as of March 5, 2003.
23.1(12)	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (included on signature page).
31.1(12)	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2(12)	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1(13)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

(11)
Previously filed.

(12)
Filed herewith.

(13)
The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)
We did not file any reports on Form 8-K during the fourth quarter of 2002.

(c)
Exhibits

    See Item 15(a) above

  (d)
  Financial Data Schedules

    See Item 15(a) above

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 12, 2004.

Rigel Pharmaceuticals, Inc.
By:	/s/ JAMES M. GOWER James M. Gower Chairman of the Board and Chief Executive Officer
By:	/s/ JAMES H. WELCH James H. Welch Vice President, Chief Financial Officer and Secretary

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James M. Gower and James H. Welch, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAMES M. GOWER James M. Gower	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ JAMES H. WELCH James H. Welch	Vice President, Chief Financial Officer, and Secretary (Principal Finance and Accounting Officer)	March 12, 2004
/s/ DONALD G. PAYAN Donald G. Payan	Executive Vice President, Chief Scientific Officer and Director	March 12, 2004
/s/ JEAN DELEAGE Jean Deleage	Director	March 12, 2004

/s/ ALAN D. FRAZIER Alan D. Frazier	Director	March 12, 2004
/s/ DENNIS J. HENNER Dennis J. Henner	Director	March 12, 2004
/s/ WALTER H. MOOS Walter H. Moos	Director	March 12, 2004
/s/ HOLLINGS C. RENTON Hollings C. Renton	Director	March 12, 2004
/s/ STEPHEN A. SHERWIN Stephen A. Sherwin	Director	March 12, 2004
/s/ NICHOLAS J. SIMON, III Nicholas J. Simon, III	Director	March 12, 2004

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Investor Rights Agreement, between Rigel and holders of Rigel's Series B, Series C, Series D and Series E preferred stock, dated February 3, 2000.
4.3(1)	Form of warrant to purchase shares of common stock.
4.7(11)	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock.
4.8(7)	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock.
4.9(8)	Warrant issued to Comerica Bank-California for the purchase of shares of common stock
4.10(11)	Warrant issued to Kwacker Limited for the purchase of shares of common stock.
4.11(11)	Warrant issued to Lighthouse Capital Partners IV, L.P. to purchase shares of common stock.
4.12(12)	Warrant issued to Alta BioPharma Partners II, L.P. to purchase shares of common stock.
4.13(12)	Warrant issued to Alta California Partners, L.P. to purchase shares of common stock.
4.14(12)	Warrant issued to Alta Embarcadero BioPharma Partners II, LLC to purchase shares of common stock.
4.15(12)	Warrant issued to Alta Embarcadero Partners, LLC to purchase shares of common stock.
4.16(12)	Warrant issued to HBM BioVentures (Cayman) Ltd. to purchase shares of common stock.
4.17(12)	Warrant issued to MPM BioVentures III, L.P. to purchase shares of common stock.
4.18(12)	Warrant issued to MPM BioVentures III-QP, L.P. to purchase shares of common stock.
4.19(12)	Warrant issued to MPM BioVentures III GmbH & Co. Beteiligungs KG to purchase shares of common stock.
4.20(12)	Warrant issued to MPM BioVentures III Parallel Fund, L.P. to purchase shares of common stock.
4.21(12)	Warrant issued to MPM Asset Management Investors 2003 BVIII LLC to purchase shares of common stock.
4.22(12)	Warrant issued to MPM BioEquities Master Fund, L.P. to purchase shares of common stock.
4.23(12)	Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003.
10.1(1)	Form of Indemnity Agreement.
10.2(11)(2)	2000 Equity Incentive Plan, as amended.
10.3(1)(2)	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan.
10.4(1)(2)	2000 Employee Stock Purchase Plan.
10.5(1)(2)	2000 Non-Employee Directors' Stock Option Plan.
10.6(1)	Collaboration Agreement between Rigel and Janssen Pharmaceutica N.V., dated December 4, 1998.
10.7(1)	Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999.
10.8(1)	Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999.
10.9(1)(3)	License and Research Agreement between Rigel and Cell Genesys, Inc., dated September 2, 1999.
10.10(1)	Collaborative Research and Development Agreement between Rigel and Neurocrine Biosciences, Inc., dated December 1997.
10.11(1)(2)	Employment Agreement between Rigel and Donald Payan, dated January 16, 1997.
10.13(1)	Technology Transfer Agreement between Rigel and Questcor Pharmaceuticals, Inc., dated September 22, 2000.

10.14(3)(4)	License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001.
10.15(5)	Lease termination agreement between Rigel and Britannia Pointe Grand Limited Partnership, dated May 6, 2001.
10.16(5)	Build-to-suit lease between Rigel and Slough BTC, LLC, dated May 16, 2001.
10.17(5)	First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001.
10.18(3)(6)	Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001.
10.19(3)(6)	Second Amendment, dated July 1, 2001, to the Collaboration Agreement between Rigel and Cell Genesys, Inc.
10.20(2)(11)	2001 Non-Officer Equity Incentive Plan, as amended.
10.21(2)(7)	Form of Stock Option Agreement pursuant to the 2001 Non-Officer Equity Incentive Plan.
10.22(8)	First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated June 30, 2000.
10.23(8)	Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated December 4, 2001.
10.24(10)	Loan and Security Agreement between Rigel and Comerica Bank—California, dated July 12, 2002.
10.25(10)(3)	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002.
10.26(11)(3)	Amendment to Build-to-suit lease between Rigel and Slough BTC, LLC, dated October 18, 2002.
10.27(11)	Master Lease Agreement between Rigel and Lighthouse Capital Partners IV, L.P., dated December 23, 2002.
10.28(2)(11)	Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002.
10.29(2)(11)	Amendment to Employment Agreement, between Rigel and Donald Payan, dated as of March 5, 2003.
23.1(12)	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (included on signature page).
31.1(12)	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2(12)	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1(13)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

(11)
Previously filed.

(12)
Filed herewith.

(13)
The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

QuickLinks

TABLE OF CONTENTS
PART I
PART II
INDEX TO FINANCIAL STATEMENTS Rigel Pharmaceuticals, Inc.
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
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX