Form 10-Q
period 2004-03-31
RIGEL PHARMACEUTICALS INC
filed 2004-05-10
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

As of April 30, 2004, there were 18,213,533 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$42,178	$9,621
Available-for-sale securities	51,633	36,879
Accounts receivable	—	500
Other receivables	1,031	787
Prepaid expenses and other current assets	2,610	2,326
Total current assets	97,452	50,113

Property and equipment, net	3,029	3,544
Other assets	1,804	1,867
	$102,285	$55,524

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,401	$1,378
Accrued compensation	1,055	711
Other accrued liabilities	1,667	1,464
Deferred revenue	1,408	2,242
Capital lease obligations	2,024	2,259
Total current liabilities	7,555	8,054

Long-term portion of capital lease obligations	862	1,236
Long-term portion of deferred revenue	312	546
Deferred rent	6,713	5,297
Other long-term liabilities	418	418

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,209,967 and 14,828,546 shares issued and outstanding on March 31, 2004 and December 31, 2003, respectively	18	15
Additional paid-in capital	255,645	196,215
Deferred stock compensation	(107)	(200)
Accumulated other comprehensive loss	(36)	(13)
Accumulated deficit	(169,062)	(156,011)
	86,458	40,006
Less treasury stock, at cost: 4,525 shares at March 31, 2004 and December 31, 2003	(33)	(33)
Total stockholders’ equity	86,425	39,973
	$102,285	$55,524

Note (1)               The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K, for the year ended December 31, 2003.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Revenues:
Contract revenues from collaborations	$1,487	$4,497

Costs and expenses:
Research and development	11,694	9,660
General and administrative	2,913	2,384
	14,607	12,044
Loss from operations	(13,120)	(7,547)
Loss on sale of property and equipment	—	(169)
Interest income	163	72
Interest expense	(94)	(156)
Net loss	$(13,051)	$(7,800)
Net loss per share, basic and diluted	$(0.81)	$(1.53)
Weighted-average shares used in computing net loss per common share, basic and diluted	16,047	5,089

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Operating activities:
Net loss	$(13,051)	$(7,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	573	779
Amortization of deferred stock compensation, net	54	224
Non-cash stock compensation (recovery)	891	(435)
Issuances of equity instruments for non-cash benefits	38	—
Loss on sale of property and equipment	—	169
Changes in assets and liabilities:
Accounts receivable	123	32
Prepaid expenses and other current assets, including receivable from landlord	(151)	6,043
Other assets	26	27
Accounts payable	22	(1,742)
Accrued compensation	344	92
Other accrued liabilities	203	(1,688)
Deferred revenue	(1,068)	(853)
Deferred rent and other long-term liabilities	1,416	892
Net cash used in operating activities	(10,580)	(4,260)

Investing activities:
Purchase of available-for-sale securities	(25,028)	—
Maturities of available-for-sale securities	10,250	—
Proceeds from the sale of property and equipment	—	71
Capital expenditures	(58)	(556)
Net cash used in investing activities	(14,836)	(485)

Financing activities:
Proceeds from capital lease financing	—	98
Payments on capital lease obligations	(609)	(850)
Advance from landlord	—	343
Net proceeds from issuances of common stock and warrants	58,582	52
Net cash provided by (used in) financing activities	57,973	(357)

Net increase (decrease) in cash and cash equivalents	32,557	(5,102)
Cash and cash equivalents at beginning of period	9,621	26,535
Cash and cash equivalents at end of period	$42,178	$21,433

See accompanying notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this Quarterly Report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1. Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of a broad range of new small molecule product candidates.

2. Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  In our opinion, these unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The balance sheet at December 31, 2003 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

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

These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

Comprehensive loss did not differ materially from the net loss as reported.

3. Net Loss Per Share

Basic earnings per share is computed based on the number of weighted average shares outstanding.  The calculation of diluted net loss per share excludes shares of potential common stock, consisting of stock options and warrants, because their effect is anti-dilutive.

4.  Stock Award Plans

We have elected to continue to follow Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards, or FAS, No. 123, as amended by FAS No. 148 “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Our pro forma information follows (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003

Net loss as reported:	$(13,051)	$(7,800)
Less: Total stock-based employee compensation expense determined under APB 25	804	(215)
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards	1,546	605
Pro forma net loss	$(13,793)	$(8,620)
Basic and diluted net loss per common share:
As reported	$(0.81)	$(1.53)
Pro forma	$(0.86)	$(1.69)

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

6.  Follow-on Public Offering

On February 25, 2004, we completed a follow-on offering in which we sold 2,850,000 shares and selling stockholders sold 315,000 shares of our common stock at a price to the public of $20.00 per share.  On March 19, 2004, the underwriters of the follow-on offering exercised their option to purchase an additional 316,750 shares of our common stock, to cover over-allotments.  A total of 3,481,750 shares of our common stock were sold in the offering, of which 3,135,075 were sold by us and 346,675 were sold by selling stockholders.  We received net proceeds of approximately $58.3 million from the sale of shares offered by us, net of underwriting discounts and commissions and related expenses.  We did not receive any proceeds from the sale of shares by the selling stockholders.

7.  Subsequent Event

Additional Equipment Lease Line

In April 2004, our equipment lease line under a master lease agreement was extended with an additioanl borrowing total of $2.0 million.  We have the ability to draw down on this line through March 2005.  The lease period will be for three years with the interest rate on the lease fixed at drawdown.  This line has a bargain purchase buyout provision of $1.  Currently, no amounts available under  this line have been utilized.

Independent Accountants’ Review Report

The Board of Directors
Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying condensed balance sheet of Rigel Pharmaceuticals, Inc. as of March 31, 2004, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2003, and the related statements of operations, and stockholders’ equity, and cash flows for the year then ended and in our report dated January 27, 2004 (except for note 9, as to which the date is February 25, 2004), we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP
Palo Alto, California
April 20, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2003 audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may occur in future periods.

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

When used herein, the words “believe,” “anticipate,” “expect,” “estimate,” “plan” and similar expressions are intended to identify such forward- looking statements. There can be no assurance that these statements will prove to be correct. Our actual results and the timing of events could differ significantly from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors,” as well as those discussed elsewhere in this quarterly report on Form 10-Q.  Rigel undertakes no obligation to update any of the forward- looking statements contained herein to reflect any future events or developments.

Overview

Rigel’s mission is to become a source of novel, small-molecule drugs to meet large, unmet medical needs. We have initiated three development programs: asthma/allergy, hepatitis C and rheumatoid arthritis. Rigel has begun clinical testing of its first two product candidates, R112 for allergic rhinitis and R803 for hepatitis C. We own the economic and commercial rights to these product candidates.   We expect to initiate clinical trials of R406 for the treatment of rheumatoid arthritis by the end of 2004, to be followed by clinical trials for drug candidates in asthma and oncology.  Our business model is to develop a portfolio of product candidates and to take these through Phase II clinical trials, after which we intend to seek partners for completion of clinical trials, regulatory approval and marketing. Our internal programs in asthma/allergy, hepatitis C, rheumatoid arthritis and oncology are not encompasssed by the corporate collaborations discussed below. We believe that our approach to drug discovery will enable us to commence clinical trials with one to two lead compounds each year.

Over the last year, we have matured into a drug development company with two product candidates in clinical trials and one additional product expected to enter the clinic in 2004.  Following is the status of these product candidates.

•                                          R112—Product Candidate for Allergic Rhinitis. We completed a Phase I clinical trial of R112 in 18 patients in December 2002, a single-dose Phase I/II clinical trial of 20 patients in June 2003 and a multi-dose safety trial of 24 patients in December 2003. We have initiated a Phase II clinical trial that will measure allergic symptom improvement and treatment. We expect to receive the results of this trial in the second half of 2004.

•                                          R803—Anti-Hepatitis C Virus Product Candidate. We completed our initial Phase I clinical trial of R803 in January 2004.  We plan to commence a Phase I/II clinical trial of R803 in the U.S. during the second quarter of 2004. This trial is a multi-dose safety study that is also designed to measure any reduction in viral titer.

•                                          R406—Product Candidate for Rheumatoid Arthritis. In January 2004, we selected R406 as our lead product candidate for initial clinical trials in rheumatoid arthritis. We expect to initiate clinical trials for the indication of rheumatoid arthritis using R406 in the second half of 2004.

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

We are exploring new opportunities with existing and new potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Johnson & Johnson has been expanded to also include both chemistry and compound high throughput screening, or HTS. Our collaboration with Daiichi focuses on drug discovery and development. We currently anticipate that in order to support our current research programs we will need to self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships may have an expanded focus and could include HTS, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered. For example, in 2003, we received preliminary human efficacy data for our lead compound R112, for the treatment of allergic rhinitis and expect to receive additional efficacy data in the third quarter of 2003 from the Phase II “park study” trial currently underway. We expect that this program could be the focus of our next corporate collaboration which we anticipate arranging in the second half of 2004.

Recent Developments

On February 25, 2004, we completed a follow-on offering in which we sold 2,850,000 shares and selling stockholders sold 315,000 shares of our common stock at a price to the public of $20.00 per share.  On March 19, 2004, the underwriters of the follow-on offering exercised their option to purchase an additional 316,750 shares of our common stock to cover over-allotments. A total of 3,481,750 shares of our common stock were sold in the offering, of which 3,135,075 were sold by us and 346,675 were sold by selling stockholders.  We received net proceeds of approximately $58.3 million from the sale of shares offered by us, net of underwriting discounts and commissions and related expenses.  We did not receive any proceeds from the sale of shares by the selling stockholders.

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

We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2004 as compared to those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2003.

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

Stock-based Compensation

We record charges associated with the stock options eligible for repricing under the tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards. Therefore, we are recording a non-cash charge, generally for the intrinsic value of the options reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense in connection with the replacement options and the eligible options that were not exchanged. We will continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense. For the three months ended March 31, 2004, we recorded a non-cash compensation charge of $0.8 million related to all options eligible for the replacement.

As a result of our reduction in force in January 2003, we recognized approximately $599,000 of stock-based compensation recovery associated with the unvested and cancelled options of the terminated employees that had previously been recognized under the graded vesting method of deferred compensation amortization. We amortized deferred stock compensation of $54,000 and $224,000 for the three months ended March 31, 2004 and 2003, respectively.  At March 31, 2004, we had a total of $107,000 remaining to be amortized over the remaining vesting periods of the stock options.

We also record charges associated with options granted to consultants reflecting the periodic revaluation of outstanding unvested consultant options based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price. We recognized stock-based compensation for revaluation of consultant options of $142,000 and $4,000 for the three months ended March 31, 2004 and 2003, respectively.  Even though the number of unvested outstanding options issued to consultants continues to decline, we expect to see continued fluctuations in the future as a portion of these options are revalued based on the changes in current market price of our common stock through the application of the graded vesting method.

Three Months Ended March 31, 2004 and 2003

Revenues

	Three Months Ended March 31,		Aggregate Change 2004 from 2003
	2004	2003
	(in thousands)

Contract revenues from collaborations	$1,487	$4,497	$(3,010)

Revenues by collaborator were:

	Three Months Ended March 31,		Aggregate Change 2004 from 2003
	2004	2003
	(in thousands)

Novartis	$833	$1,369	$(536)
Daiichi	654	2,509	(1,855)
Johnson & Johnson	—	619	(619)
Total	$1,487	$4,497	$(3,010)

Contract revenues from collaborations for the three months ended March 31, 2004 and 2003 consisted primarily of research support and amortization of upfront fees from the continuation of our collaborations with Novartis and Daiichi and, in 2003 only, Johnson & Johnson.   In the three months ended March 31, 2003, revenues included a $1.9 million milestone payment from Daiichi for the completion of a certain screening phase of the collaboration.  The decrease in 2004 revenues of $3.0 million was primarily due to the milestone received in 2003 and the termination of the research phase of the Novartis B-cell programs and the termination of the research phase of the Johnson & Johnson program.  The research phase of the Novartis oncology collaboration ends in July 2004.  Therefore, after that date we will not record additional revenue from Novartis other than possible future milestones payments and royalties.  We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

Research and Development Expenses

	Three Months Ended March 31,		Aggregate Change 2004 from 2003
	2004	2003
	(in thousands)

Research and development expenses	$11,694	$9,660	$2,034

Stock based compensation/(recovery) expenses included in research and development expenses	$785	$(168)	$953

The increase in 2004 was primarily attributable to a certain milestone associated with a license agreement, an increase in our preclinical and clinical costs, an increase in facility costs associated with our new facilities, and an increase in stock-based compensation related to the re-priced stock options subject to variable accounting, as discussed in our financial statements.  The increase in our pre-clinical and clinical costs was attributable to the costs associated with our Phase II clinical trial for R112 and the manufacture of R406 in quantity.  We expect our clinical costs to increase further in 2004 as we continue a Phase II clinical trial for R112, a Phase I/II clinical trial for R803, and begin a clinical trial for R406.  We expect our preclinical costs will increase further in association with our R406, our asthma program, and our oncology program.  The expense associated with the options subject to variable accounting is calculated based on our stock price at the end of each reporting period and therefore we are unable to predict the amount of any such future expense.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products as well as our limited capital resources. In general, biopharmaceutical-development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animals and Phase I, II and III clinical studies in humans—each of which is typically more expensive than the previous step. Success in development therefore results in increasing expenditures. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs and costs related to clinical trials.

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

General and Administrative Expenses

	Three Months Ended March 31,		Aggregate Change 2004 from 2003
	2004	2003
	(in thousands)

General and administrative expenses	$2,913	$2,384	$529

Stock based compensation/(recovery) expenses included in general and administrative expenses	$161	$(43)	$204

The increase in 2004 was primarily attributable to an increase in facility costs associated with our new facilities and an increase in the stock-based compensation related to the re-priced stock options, as discussed in our financial statements. We expect that general and administrative expenses will increase modestly in 2004 to support growing clinical development activities, including the costs associated with the expansion of our patent estate.  The expense associated with the options subject to variable accounting is calculated based on our stock price at the end of each reporting period and therefore we are unable to predict the amount of any such future expense

Loss on Sale of Property and Equipment

	Three Months Ended March 31,		Aggregate Change 2004 from 2003
	2004	2003
	(in thousands)

Loss on sale of property and equipment	$—	$169	$(169)

In conjunction with our move to our new facilities in February 2003, we sold to the new tenant of our previous facility certain furniture and equipment that would no longer be needed at our new location. This sale resulted in cash proceeds of approximately $71,000 and a loss on sale of $169,000. The loss represented the remaining net book value of those assets less the cash received on the sale.

Net Interest (Income)/Expense

	Three Months Ended March 31,		Aggregate Change 2004 from 2003
	2004	2003
	(in thousands)

Net interest (income)/expense	$(69)	$84	$(153)

Interest income results from our interest-bearing cash and investment balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset purchases. In 2004, interest income exceeded interest expense due primarily to an increase of cash and investment balances resulting from our recently completed follow-on offering.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. We believe that our existing capital resources, including the net proceeds to us from the recently completed offering of our common stock in February and March 2004 and anticipated proceeds from current and future collaborations, will be sufficient to support our current operating plan through the second quarter of 2006. Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, increases in our facilities costs and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the success of our collaborations and our research activities, and we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our research and development activities.

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

As of March 31, 2004, we had $93.8 million in cash, cash equivalents and available-for-sale securities, as compared to $46.5 million as of December 31, 2003, an increase of $47.3 million. The increase was primarily attributable to net proceeds of $58.3 million, after deducting offering costs, from the follow-on offering completed in February and March 2004 in which we sold 3,135,075 shares of our common stock at a price to the public of $20.00 per share.  These financing proceeds were offset by approximately $10.6 million in net cash used in operating activities.  We also made debt service payments of $0.6 million in conjunction with our equipment financing arrangements. For the three months ended March 31, 2004 and 2003, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

As of March 31, 2004, we had $2.9 million in capital lease obligations associated with our financed purchase of equipment. All existing equipment financing agreements as of March 31, 2004 are secured by the equipment financed, bear interest at rates in a range of 7% to 15% and are due in monthly installments through 2006.

The following are our contractual commitments (by fiscal year) as of March 31, 2004 associated with debt obligations and lease obligations:

	Total	2004	2005 - 2007	2008 - 2009	2010 - 2018
	(in thousands)

Capital leases	$3,207	$1,816	$1,391	$—	$—
Facilities leases	189,079	5,686	40,418	28,344	114,631
Total	$192,286	$7,502	$41,809	$28,344	$114,631

Risk Factors

An investment in our securities is risky. Prior to making a decision about investing in our securities you should carefully consider the following risks, as well as the other information contained in this quarterly report on Form 10-Q. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our securities could decline, and you might lose all or part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. If any of these additional risks or uncertainties occur, the trading price of our securities could decline, and you might lose all or part of your investment.

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

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have generated operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have incurred net losses of $13.1 million during the three months ended March 31, 2004,  $41.2 million in 2003, $37.0 million in 2002 and $23.8 million in 2001. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations. We expect that our future revenue from current collaborations will decline compared to previous periods. As of March 31, 2004, we had an accumulated deficit of approximately $169.1 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that early-stage drug discovery and development might not successfully generate good product candidates.

At the present time, the majority of our operations are in the early stages of drug identification and development. To date, only two of our product compounds have made it into the clinical testing stage. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our two product compounds in the clinic and our future leads for potential drug compounds will be subject to the risks and failures inherent in the development of pharmaceutical products based on new technologies. These risks include, but are not limited to, the inherent difficulty in selecting the right drug target and avoiding unwanted side effects as well as the unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing, competition and costs and expenses that may exceed current estimates. The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own compounds in development, we have established anticipated timelines for clinical development based on existing knowledge of the compound. However, we cannot provide assurance that any specified timelines with respect to the initiation or completion of clinical studies may be achieved.

For example, we began a Phase I clinical trial of R112 in September 2002 in the United Kingdom. The data from this trial was incorporated into an IND application that was filed with the FDA in November 2002. Subsequently, we recently completed a Phase I/II clinical trial in which we evaluated the safety and effectiveness of R112 in patients with documented allergies. In addition, we recently completed a multi-dose safety trial of R112 with the goal of establishing the longer-term, multi-dose safety of R112 in various dosing regimens. Based on this study, we initiated a Phase II clinical trial in April 2004.  However, the outcome cannot be predicted. We also recently completed a human safety trial in the United Kingdom of our compound, R803, for the treatment of hepatitis C. We plan to launch a Phase I/II clinical trial in the United States during the second quarter of 2004 in HCV-infected patients. This trial is a multi-dose safety study that is also designed to measure any reduction in viral titer.  Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurance regarding the results likely from our future clinical trials or the impact of those results on our business.

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

We currently do not have manufacturing capabilities or experience necessary to produce materials, including R112, R803 and R406, for preclinical testing and clinical trials. We rely on a single third-party contractor to produce R112, R803 and R406 bulk drug substance. We also rely on different single manufacturers for finished R112, R803 and R406 product for preclinical and clinical testing. We will rely on manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. These outsourcing efforts with respect to manufacturing preclinical and clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have approximately 135 pending patent applications and 42 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. Additional uncertainty may result from because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

As a small company with only 132 employees as of March 31, 2004, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Our directors, executive officers, principal stockholders and their affiliates beneficially owned approximately 55.4% of our common stock as of March 31, 2004. Accordingly, they collectively have the ability to significantly affect the election of all of our directors and the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. In addition, as of April 30, 2004, the holders of approximately 7.3 million shares of common stock and warrants exercisable for approximately 1.4 million shares of our common stock are entitled to rights with respect to registration of those shares of common stock under the Securities Act.

On June 26, 2003, we completed a private placement with net proceeds of $45.0 million led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures. In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share.  This group of investors owns approximately 48.8% of our common stock (without giving effect to the exercise of the warrants and based on 18,209,967 shares outstanding as of March 31, 2004).   For so long as MPM Capital holds at least 10% of the outstanding shares of our common stock, we are required to use our commercially reasonable best efforts to (i) cause two designees of MPM Capital to be nominated and elected to our board of directors; (ii) appoint one designee to serve on the nominating committee of our board of directors; and (iii) appoint one designee to serve on the compensation committee of our board of directors. These board appointments were completed in conjunction with the closing of the financing on June 26, 2003.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short-term investments and other long-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities For the three months ended March 31, 2004 and 2003, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2004 to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a)                                      Exhibits:

The exhibits listed on the accompanying index to exhibits accompany or are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

b)                                     Reports on Form 8-K:

On January 22, 2004, we filed a current report on Form 8-K disclosing our executive compensation and stock option information covering the fiscal year ended December 31, 2003.

On February 3, 2004, we filed a current report on Form 8-K announcing the press release of our financial results for the quarter and year ended December 31, 2003.

On February 9, 2004, we filed a current report on Form 8-K announcing that we would be initiating a public offering of 3,165,000 shares of our common stock, of which 2,850,000 will be offered by us and 315,000 would be offered by the selling stockholders.

On February 20, 2004, we filed a current report on Form 8-K announcing that we had priced the previously announced public offering of 3,165,000 shares of our common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date:	May 10, 2004

By:	/s/ JAMES H. WELCH
James H. Welch Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

Date:	May 10, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Common Stock Certificate. (1)
4.2	Amended and Restated Investor Rights Agreement, between Rigel and holders of Rigel’s Series B, Series C, Series D and Series E preferred stock, dated February 3, 2000. (2)
4.3	Form of warrant to purchase shares of common stock. (2)
4.7	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock. (3)
4.8	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock. (4)
4.9	Warrant issued to Comerica Bank-California for the purchase of shares of common stock. (5)
4.10	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (3)
4.11	Warrant issued to Lighthouse Capital Partners IV, L.P. to purchase shares of common stock. (3)
4.12	Warrant issued to Alta BioPharma Partners II, L.P. to purchase shares of common stock. (6)
4.13	Warrant issued to Alta California Partners, L.P. to purchase shares of common stock. (6)
4.14	Warrant issued to Alta Embarcadero BioPharma Partners II, LLC to purchase shares of common stock. (6)
4.15	Warrant issued to Alta Embarcadero Partners, LLC to purchase shares of common stock. (6)
4.16	Warrant issued to HBM BioVentures (Cayman) Ltd. to purchase shares of common stock. (6)
4.17	Warrant issued to MPM BioVentures III, L.P. to purchase shares of common stock. (6)
4.18	Warrant issued to MPM BioVentures III-QP, L.P. to purchase shares of common stock. (6)
4.19	Warrant issued to MPM BioVentures III GmbH & Co. Beteiligungs KG to purchase shares of common stock. (6)
4.20	Warrant issued to MPM BioVentures III Parallel Fund, L.P. to purchase shares of common stock. (6)
4.21	Warrant issued to MPM Asset Management Investors 2003 BVIII LLC to purchase shares of common stock. (6)
4.22	Warrant issued to MPM BioEquities Master Fund, L.P. to purchase shares of common stock. (6)
4.23	Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003. (6)
15.1	Letter re unaudited interim financial information.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)                                  Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 24, 2003 and incorporated herein by reference.

(2)                                  Filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended (No. 333-45864), and incorporated herein by reference.

(3)                                  Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(4)                                  Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(5)                                  Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(6)                                  Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.