Form 10-Q
period 2004-06-30
RIGEL PHARMACEUTICALS INC
filed 2004-08-09
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

As of July 30, 2004, there were 18,264,610 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except shares and per share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$7,812	$9,621
Available-for-sale securities	74,533	36,879
Accounts receivable	—	500
Other receivables	1,165	787
Prepaid expenses and other current assets	2,385	2,326
Total current assets	85,895	50,113

Property and equipment, net	2,728	3,544
Other assets	1,772	1,867
	$90,395	$55,524

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,544	$1,378
Accrued compensation	911	711
Other accrued liabilities	1,401	1,464
Deferred revenue	1,076	2,242
Capital lease obligations	1,780	2,259
Total current liabilities	7,712	8,054

Long-term portion of capital lease obligations	618	1,236
Long-term portion of deferred revenue	77	546
Deferred rent	8,113	5,297
Other long-term liabilities	510	418

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,262,329 and 14,828,546 shares issued and outstanding on June 30, 2004 and December 31, 2003, respectively	18	15
Additional paid-in capital	255,207	196,215
Deferred stock compensation	(109)	(200)
Accumulated other comprehensive loss	(346)	(13)
Accumulated deficit	(181,404)	(156,011)
	73,365	40,006
Less treasury stock, at cost: none at June 30, 2004 and 4,525 shares at December 31, 2003	—	(33)
Total stockholders’ equity	73,365	39,973
	$90,395	$55,524

Note (1)               The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2003.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Contract revenues from collaborations	$1,487	$2,349	$2,974	$6,846

Costs and expenses:
Research and development	11,268	10,359	22,962	20,019
General and administrative	2,746	2,351	5,659	4,735
	14,014	12,710	28,621	24,754
Loss from operations	(12,527)	(10,361)	(25,647)	(17,908)
Loss on sale of property and equipment	—	—	—	(169)
Interest income	266	46	429	118
Interest expense	(81)	(151)	(175)	(307)
Net loss	$(12,342)	$(10,466)	$(25,393)	$(18,266)
Net loss per share, basic and diluted	$(0.68)	$(1.90)	$(1.48)	$(3.45)
Weighted average shares used in computing net loss per common share, basic and diluted	18,215	5,496	17,131	5,296

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
	(unaudited)
Operating activities:
Net loss	$(25,393)	$(18,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,076	1,449
Amortization of deferred stock compensation, net	88	377
Non-cash stock compensation (recovery)	40	(599)
Issuances of equity instruments for non-cash benefits	64	24
Loss on sale of property and equipment	—	169
Changes in assets and liabilities:
Accounts receivable	500	786
Other receivables	(378)	6,175
Prepaid expenses and other current assets	(59)	98
Other assets	31	123
Accounts payable	1,166	(2,429)
Accrued compensation	200	61
Other accrued liabilities	(63)	(1,558)
Deferred revenue	(1,635)	(1,670)
Deferred rent and other long-term liabilities	2,908	2,337
Net cash used in operating activities	(21,455)	(12,923)

Investing activities:
Purchases of available-for-sale securities	(62,404)	—
Maturities of available-for-sale securities	24,400	757
Proceeds from the sale of property and equipment	—	71
Capital expenditures	(260)	(984)
Net cash used in investing activities	(38,274)	(156)

Financing activities:
Proceeds from capital lease financing	77	867
Payments on capital lease obligations	(1,174)	(1,906)
Advance from landlord	—	400
Net proceeds from issuances of common stock and warrants	59,017	45,275
Net cash provided by (used in) financing activities	57,920	44,636

Net increase (decrease) in cash and cash equivalents	(1,809)	31,557
Cash and cash equivalents at beginning of period	9,621	26,535
Cash and cash equivalents at end of period	$7,812	$58,092

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Our pro forma information follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss–as reported:	$(12,342)	$(10,466)	$(25,393)	$(18,266)
Less: Total stock-based employee compensation expense (recovery) determined under APB 25	(810)	(6)	(6)	(221)
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards	2,307	660	3,853	1,265
Pro forma net loss	$(15,459)	$(11,132)	$(29,252)	$(19,752)
Basic and diluted net loss per common share:
As reported	$(0.68)	$(1.90)	$(1.48)	$(3.45)
Pro forma	$(0.85)	$(2.03)	$(1.71)	$(3.73)

For all of the periods presented above, we recorded stock-based compensation expense recovery amounts (credits) which have, therefore, been added back to the net loss as reported in the above calculation.

3. Net Loss Per Share

Basic net loss per share is computed based on the number of weighted average shares outstanding.  The calculation of diluted net loss per share excludes shares of potential common stock, consisting of stock options and warrants, because their effect is anti-dilutive.

3.  Available-For-Sale Securities

Available-for-sale securities consist of the following (in thousands):

	Amortized Cost and Fair Value at
	June 30, 2004	December 31, 2003

Money market funds	$7,812	$9,621
Corporate commercial paper	74,533	36,879
	$82,345	$46,500

Reported as:
Cash and cash equivalents	$7,812	$9,621
Available-for-sale securities	74,533	36,879
	$82,345	$46,500

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

7.  Equipment Lease Line

In April 2004, our equipment lease line under a master lease agreement was extended with an additional borrowing total of $2.0 million.  We have the ability to draw down on this line through March 2005.  The lease period will be for three years with the interest rate on the lease fixed at drawdown.  This line has a bargain purchase buyout provision of $1.  As of June 30, 2004, no amounts available under this line have been utilized.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying condensed balance sheet of Rigel Pharmaceuticals, Inc. as of June 30, 2004, and the related condensed statements of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance the standards of the Public Company Accounting Oversight Board (United States), which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with U.S generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2003, and the related statements of operations, and stockholders’ equity, and cash flows for the year then ended and in our report dated January 27, 2004 (except for note 9, as to which the date is February 25, 2004), we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP
Palo Alto, California
July 20, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2003 audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may occur in future periods.

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

Overview

Rigel’s mission is to become a source of novel, small-molecule drugs to meet large, unmet medical needs. We have initiated four development programs: asthma/allergy, hepatitis C, rheumatoid arthritis, and oncology. Rigel has begun clinical testing of its first two product candidates, R112 for allergic rhinitis and R803 for hepatitis C.  We own the economic and commercial rights to these product candidates.  We expect to begin clinical trials of R406 for the treatment of rheumatoid arthritis by the end of 2004, to be followed by initiation of clinical trials for the indications of oncology and asthma.  Our business model is to develop a portfolio of product candidates and to take these through Phase II clinical trials, after which we intend to seek partners for completion of clinical trials, regulatory approval and marketing. Our internal programs in asthma/allergy, hepatitis C, rheumatoid arthritis and oncology are not encompassed by the corporate collaborations discussed below. We believe that with our current approach to drug discovery and with our current resources, we will be able to commence clinical trials with at least one lead compound each year.

Over the last year, we have matured into a drug development company with two product candidates in clinical trials and two additional product candidates expected to enter the clinic by the end of 2005.  The following indicates the status of these product candidates.

•                                          R112—Product Candidate for Allergic Rhinitis. We completed a Phase I clinical trial of R112 in 18 patients in December 2002, a single-dose Phase I/II clinical trial of 20 patients in June 2003 and a multi-dose safety trial of 24 patients in December 2003.  In April 2004, we initiated a Phase II “park study” clinical trial in which we measured allergic symptom improvement.  On August 2, 2004, we announced the results of this trial, which demonstrate R112 can reduce certain symptoms of allergic rhinitis in a statistically significant manner compared to placebo, has a favorable safety profile, and an onset of action of approximately thirty minutes.  Based on these results we plan to move R112 forward in clinical development.  However, the exact nature and timing of such clinical trials have yet to be determined and may depend on a possible corporate collaboration involving our asthma/allergy program.

•                                          R803—Anti-Hepatitis C Virus Product Candidate. We completed our initial Phase I clinical trial of R803 in January 2004.  We commenced a Phase I/II clinical trial of R803 in the United States during the second quarter of 2004. This trial is a multi-dose safety study that is also designed to measure any reduction in viral titer.  We expect to announce the viral titer results of this trial in the second half of 2004.

•                                          R406—Product Candidate for Rheumatoid Arthritis. In January 2004, we selected R406 as our lead product candidate for initial clinical trials in rheumatoid arthritis. We expect to initiate clinical trials for the indication of rheumatoid arthritis using R406 by the end of 2004.

•                                          R763—Product Candidate for Oncology.  In July 2004, we selected R763 as our lead product candidate for initial clinical trials in oncology.  We expect to commence clinical trials for R763 in 2005.

In addition to the above mentioned product candidates, we have ongoing research programs involving back-up candidates for the four product candidates above as well as drug discovery efforts in our immunology, virology, and oncology programs.

Corporate Collaborations

In addition to the preceding programs in which we retain all commercial and economic rights, we also carry on research and development programs in connection with our corporate collaborations. We currently have collaborations with four major pharmaceutical companies, including one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics, one with Pfizer Inc. relating to asthma and allergy therapeutics, one with Novartis Pharma AG with four different programs relating to immunology, oncology and chronic bronchitis and one with Daiichi Pharmaceuticals Co., Ltd. in the area of oncology. These collaborations all have or had a research phase during which we receive or received funding based on the level of headcount allocated to a program. In all of our collaborations, after the research phase concludes, we are entitled to possible milestones and royalties in the future.  The research phase of the Novartis oncology collaboration ended in July 2004.  Therefore, only the Daiichi program is in the research phase of the agreement.

We are exploring new opportunities with potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Johnson & Johnson has been expanded to also include both chemistry and compound high throughput screening, or HTS. Our collaboration with Daiichi focuses on drug discovery and development. We currently anticipate that in order to support our current research programs we will need to self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships may have an expanded focus and could include HTS, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered.  For example, in August of 2004, we received human efficacy data for R112 for the treatment of allergic rhinitis from our Phase II “park study” which demonstrate R112 can reduce certain symptoms of allergic rhinitis in a statistically significant manner compared to placebo, has a favorable safety profile, and an onset of action of approximately thirty minutes.  We expect that this program could be the focus of our next corporate collaboration, which we anticipate arranging in the second half of 2004.

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

We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2004 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Stock-based Compensation

We record charges associated with the stock options eligible for repricing under the tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards. Therefore, we are recording a non-cash charge (recovery), generally for the intrinsic value of the options reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. We will continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense. For the three months ended June 30, 2004, we recorded a non-cash compensation recovery of $928,000 related to all options eligible for the replacement.  The recovery resulted from the decrease in the market price of our common stock during the three months ended June 30, 2004.  For the three months ended March 31, 2004 we recorded a non-cash compensation charge of $762,000 related to the same options.  Therefore, the net effect for the six months ended June 30, 2004 is a non-cash compensation recovery of  $166,000.

As a result of our reduction in force in January 2003, we recognized approximately $599,000 of stock-based compensation recovery associated with the unvested and cancelled options of the terminated employees that had previously been recognized under the graded vesting method of deferred compensation amortization. We amortized deferred stock compensation of $88,000 and $377,000 for the six months ended June 30, 2004 and 2003, respectively.  At June 30, 2004, we had a total of $109,000 remaining to be amortized over the remaining vesting periods of the stock options.

We also record charges associated with options granted to consultants reflecting the periodic revaluation of outstanding unvested consultant options based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price. We recognized stock-based compensation for revaluation of consultant options of $114,000 and $18,000 for the six months ended June 30, 2004 and 2003, respectively.  We expect to see continued fluctuations in the future as a portion of these options are revalued based on the changes in current market price of our common stock through the application of the graded vesting method.

Three and Six Months Ended June 30, 2004 and 2003

Revenues

	Three months ended June 30,		Aggregate Change	Six Months ended June 30,		Aggregate Change
	2004	2003	2004 from 2003	2004	2003	2004 from 2003
	(in thousands)

Contract revenue from collaborations	$1,487	$2,349	$(862)	$2,974	$6,846	$(3,872)

Revenues by collaborator were:

	Three months ended June 30,		Aggregate Change	Six Months ended June 30,		Aggregate Change
	2004	2003	2004 from 2003	2004	2003	2004 from 2003
	(in thousands)

Novartis	$833	$1,083	$(250)	$1,666	$2,452	$(786)
Daiichi	654	647	7	1,308	3,156	(1,848)
Johnson & Johnson	—	619	(619)	—	1,238	(1,238)
Total	$1,487	$2,349	$(862)	$2,974	$6,846	$(3,872)

Contract revenues from collaborations for the three and six months ended June 30, 2004 and 2003 consisted primarily of research support and amortization of upfront fees from the continuation of our collaborations.   In the six months ended June 30, 2003, revenues included a $1.9 million milestone payment from Daiichi for the completion of a certain screening phase of the collaboration.  The decrease in the three months ended June 30, 2004 was primarily due to the termination of the research phase of the Johnson & Johnson program.  The decrease in the six months ended June 30, 2004 was primarily due to the milestone from Daiichi received in 2003, the termination of the of the research phase of the Johnson & Johnson program, the reduction in funded full time equivalents in the Novartis oncology program, and the termination of the Novartis B-cell program.   The research phase of the Novartis oncology collaboration ended in July 2004.  Therefore, we will not record additional revenue from Novartis other than possible future milestones payments and royalties.  We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

Research and Development Expenses

	Three months ended June 30,		Aggregate Change	Six Months ended June 30,		Aggregate Change
	2004	2003	2004 from 2003	2004	2003	2004 from 2003
	(in thousands)

Research and development expenses	$11,268	$10,359	$909	$22,962	$20,019	$2,943

Stock based compensation expense (recovery) included in research and development expenses	$(556)	$9	$(565)	$229	$(159)	$388

The increase research and development expenses in the three months ended June 30, 2004 was primarily attributable to an increase in our preclinical and clinical costs offset by stock-based compensation expense recovery related to the re-priced stock options subject to variable accounting, as discussed previously under “stock-based compensation”  in the “Critical Accounting Policies and the Use of Estimates” section.  The increase in our pre-clinical and clinical costs was attributable to the costs associated with our Phase II clinical trial for R112, our preclinical work associated with R406, and our Phase I/II clinical trial for 803.  The increase in research and development expenses in the six months ended June 30, 2004, was primarily attributable to an increase in our preclinical and clinical costs, a certain milestone associated with a license agreement, and an increase in facility costs associated with our new facilities.  We expect our clinical costs to trend down for the remainder of 2004 as the majority of the costs related to the R112 Phase II study were recorded in the three months ended June 30, 2004.  We expect our preclinical costs will increase further in association with R406, R763 and our asthma program.  The compensation expense (recovery) associated with the options subject to variable accounting is calculated based on our stock price at the end of each reporting period and therefore we are unable to predict the amount of any such future expense (recovery) amounts.

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

General and Administrative Expenses

	Three months ended June 30,		Aggregate Change	Six Months ended June 30,		Aggregate Change
	2004	2003	2004 from 2003	2004	2003	2004 from 2003
	(in thousands)

General and administrative expenses	$2,746	$2,351	$395	$5,659	$4,735	$924

Stock based compensation expense (recovery) included in general and administrative expenses	$(281)	$(1)	$(280)	$(120)	$(44)	$(76)

The increase in general and administrative expenses in the three months ended June 30, 2004 was primarily attributable to an increase in our intellectual property legal costs as we continue to expand our patent estate.  The increase in the six months ended June 30, 2004 was primarily due to an increase in facility costs associated with our new facilities and an increase in our intellectual property legal costs.   We expect that general and administrative expenses will increase modestly in 2004 to support growing clinical development activities, specifically the costs associated with the expansion of our patent estate.  The compensation expense (recovery) associated with the options subject to variable accounting is calculated based on our stock price at the end of each reporting period and therefore we are unable to predict the amount of any such future expense (recovery) amounts.

Loss on Sale of Property and Equipment

	Three months ended June 30,		Aggregate Change	Six Months ended June 30,		Aggregate Change
	2004	2003	2004 from 2003	2004	2003	2004 from 2003
	(in thousands)

Loss on sale of property and equipment	$—	$—	$—	$—	$169	$(169)

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

Net Interest (Income)/Expense

	Three months ended June 30,		Aggregate Change	Six Months ended June 30,		Aggregate Change
	2004	2003	2004 from 2003	2004	2003	2004 from 2003
	(in thousands)

Net interest (income)/expense	$(185)	$105	$(290)	$(254)	$189	$(443)

Interest income results from our interest-bearing cash and investment balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset purchases. For both the three and six month periods ended June 30, 2004, interest income exceeded interest expense due primarily to an increase of cash and investment balances resulting from our recently completed follow-on offering.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. We believe that our existing capital resources and anticipated proceeds from current and future collaborations, will be sufficient to support our current operating plan through 2005. Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, increases in our facilities costs and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the success of our collaborations and our research activities, and we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our research and development activities.

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

•                                          the progress of research programs carried out at Rigel;

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

As of June 30, 2004, we had $82.3 million in cash, cash equivalents and available-for-sale securities, as compared to $46.5 million as of December 31, 2003, an increase of $35.8 million. The increase was primarily attributable to net proceeds of $58.3 million, after deducting offering costs, from the follow-on offering completed in February and March 2004 in which we sold 3,135,075 shares of our common stock at a price to the public of $20.00 per share.  These financing proceeds were offset by approximately $21.5 million in net cash used in operating activities.  We also made debt service payments of $1.2 million in conjunction with our equipment financing arrangements. For the six months ended June 30, 2004 and 2003, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

As of June 30, 2004, we had $2.4 million in capital lease obligations associated with our financed purchase of equipment. All existing equipment financing agreements as of March 31, 2004 are secured by the equipment financed, bear interest at rates in a range of 7% to 15% and are due in monthly installments through 2007.

During June 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years.  The facilities lease obligations below are reflective of the new sublease income stream.

The following are our contractual commitments (by fiscal year) as of June 30, 2004 associated with debt obligations and lease obligations:

	Total	2004 (remaining portion)	2005 - 2007	2008 - 2009	2010 - 2018
	(in thousands)

Capital leases	$2,391	$1,023	$1,368	$—	$—
Facilities leases, net of sublease	186,118	3,519	39,624	28,344	114,631
Total	$188,509	$4,542	$40,992	$28,344	$114,631

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

We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years. We believe that our existing capital resources, including the net proceeds to us from the recently completed public offering of our common stock and anticipated proceeds from current and future collaborations, will be sufficient to support our current operating plan through the end of 2005.  Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, the expansion of our facilities and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the success of our collaborations and our research activities, and we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our infrastructure and research and development activities.

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

•                                          the progress of research programs carried out at Rigel;

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

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have incurred net losses of $25.4 million during the six months ended June 30, 2004,  $41.2 million in 2003, $37.0 million in 2002 and $23.8 million in 2001. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations. We expect that our future revenue from current collaborations will decline compared to previous periods. As of June 30, 2004, we had an accumulated deficit of approximately $181.4 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical and testing costs.

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

For example, we began a Phase I clinical trial of R112 in September 2002 in the United Kingdom. The data from this trial was incorporated into an IND application that was filed with the FDA in November 2002. Subsequently, we recently completed a Phase I/II clinical trial in which we evaluated the safety and effectiveness of R112 in patients with documented allergies. In addition, we recently completed a multi-dose safety trial of R112 with the goal of establishing the longer-term, multi-dose safety of R112 in various dosing regimens. Based on this study we initiated a Phase II “park study” clinical trial in which we measured allergic symptom improvement.  On August 2, 2004,we announced the results of this trial, which demonstrate R112 can reduce certain symptoms of allergic rhinitis in a statistically significant manner compared to placebo, has a favorable safety profile, and an onset of action of approximately thirty minutes.   We also recently completed a human safety trial in the United Kingdom of our compound, R803, for the treatment of hepatitis C and launched a Phase I/II clinical trial in the United States during the second quarter of 2004 in HCV-infected patients. This trial is a multi-dose safety study that is also designed to measure any reduction in viral titer.  Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurance regarding the results likely from our future clinical trials or the impact of those results on our business.

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

Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. Environmental conditions may impact the execution of some clinical trials, particularly in the allergy area.

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

Also, the research phase of our collaboration with Johnson & Johnson ended in December 2003 and the research phases conducted here at Rigel under our broad collaboration with Novartis ended in July 2004.  Our corporate collaboration agreement with Daiichi may only terminate upon a breach or a change of control. We may not be able to renew this collaboration on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have approximately 140 pending patent applications and 48 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. Additional uncertainty may result from because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

As a small company with only 135 employees as of June 30, 2004, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

If our officers and directors choose to act together, they may be able to significantly affect our management and operations, acting in their best interests and not necessarily those of other stockholders.

Our directors and executive officers and their affiliates beneficially owned approximately 26.8% of our common stock as of June 30, 2004. Accordingly, they collectively have the ability to affect the election of all of our directors and the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. In addition, as of June 30, 2004, the holders of approximately 6.6 million shares of common stock and warrants exercisable for approximately 1.4 million shares of our common stock are entitled to rights with respect to registration of those shares of common stock under the Securities Act.

On June 26, 2003, we completed a private placement with net proceeds of $45.0 million led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures. In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share.  This group of investors owned approximately 30.9% of our common stock as of June 30, 2004 (without giving effect to the exercise of the warrants and based on 18,262,329 shares outstanding as of June 30, 2004).  For so long as MPM Capital holds at least 10% of the outstanding shares of our common stock, we are required to use our commercially reasonable best efforts to (i) cause two designees of MPM Capital to be nominated and elected to our board of directors; (ii) appoint one designee to serve on the nominating committee of our board of directors; and (iii) appoint one designee to serve on the compensation committee of our board of directors. These board appointments were completed in conjunction with the closing of the financing on June 26, 2003.

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

•                                          selling by the group of investors who purchased shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share in June 2003 (as of June 30, 2004, this group owned 30.9% of our common stock without giving effect to the exercise of the warrants);

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short-term investments and other long-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  For both the three and six month periods ended June 30, 2004 and 2003, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2004 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2004 annual meeting of stockholders on June 10, 2004.  At such meeting, the following actions were voted upon.

(a)          To elect two Class I directors, Jean Deleage, Ph.D. and Alan D. Frazier, to hold office until our 2007 Annual Meeting of Stockholders.

Votes in Favor	Votes Against	Abstentions
13,472,091	681	80,943

(b)         To ratify the selection by the audit committee of our board of directors of Ernst & Young LLP as independent auditors of Rigel for our fiscal year ending December 31, 2004.

Votes in Favor	Votes Against	Abstentions
13,528,058	2,449	23,208

Item 6. Exhibits and Reports on Form 8-K.

a)                                      Exhibits:

The exhibits listed on the accompanying index to exhibits accompany or are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

b)                                     Reports on Form 8-K:

On May 10, 2004, we filed a current report on Form 8-K announcing the press release of our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date:	August 9, 2004

By:	/s/ JAMES H. WELCH
James H. Welch Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

Date:	August 9, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Common Stock Certificate. (1)
4.2	Amended and Restated Investor Rights Agreement, between Rigel and holders of Rigel’s Series B, Series C, Series D and Series E preferred stock, dated February 3, 2000. (2)
4.3	Form of warrant to purchase shares of common stock. (2)
4.7	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock. (3)
4.8	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock. (4)
4.9	Warrant issued to Comerica Bank-California for the purchase of shares of common stock. (5)
4.10	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (3)
4.11	Warrant issued to Lighthouse Capital Partners IV, L.P. to purchase shares of common stock. (3)
4.12	Warrant issued to Alta BioPharma Partners II, L.P. to purchase shares of common stock. (6)
4.13	Warrant issued to Alta California Partners, L.P. to purchase shares of common stock. (6)
4.14	Warrant issued to Alta Embarcadero BioPharma Partners II, LLC to purchase shares of common stock. (6)
4.15	Warrant issued to Alta Embarcadero Partners, LLC to purchase shares of common stock. (6)
4.16	Warrant issued to HBM BioVentures (Cayman) Ltd. to purchase shares of common stock. (6)
4.17	Warrant issued to MPM BioVentures III, L.P. to purchase shares of common stock. (6)
4.18	Warrant issued to MPM BioVentures III-QP, L.P. to purchase shares of common stock. (6)
4.19	Warrant issued to MPM BioVentures III GmbH & Co. Beteiligungs KG to purchase shares of common stock. (6)
4.20	Warrant issued to MPM BioVentures III Parallel Fund, L.P. to purchase shares of common stock. (6)
4.21	Warrant issued to MPM Asset Management Investors 2003 BVIII LLC to purchase shares of common stock. (6)
4.22	Warrant issued to MPM BioEquities Master Fund, L.P. to purchase shares of common stock. (6)
4.23	Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003. (6)
15.1	Letter re unaudited interim financial information.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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