Form 10-Q
period 2004-09-30
RIGEL PHARMACEUTICALS INC
filed 2004-11-05
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

As of November 1, 2004, there were 19,562,093 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except shares and per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,615	$9,621
Available-for-sale securities	65,985	36,879
Accounts receivable	—	500
Other receivables	873	787
Prepaid expenses and other current assets	2,450	2,326
Total current assets	74,923	50,113

Property and equipment, net	2,844	3,544
Other assets	1,710	1,867
	$79,477	$55,524

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,483	$1,378
Accrued compensation	1,522	711
Other accrued liabilities	1,354	1,464
Deferred revenue	922	2,242
Capital lease obligations	1,541	2,259
Total current liabilities	7,822	8,054

Long-term portion of capital lease obligations	665	1,236
Long-term portion of deferred revenue	—	546
Deferred rent	9,514	5,297
Other long-term liabilities	510	418

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,668,488 and 14,828,546 shares issued and outstanding on September 30, 2004 and December 31, 2003, respectively	19	15
Additional paid-in capital	258,775	196,215
Deferred stock compensation	(75)	(200)
Accumulated other comprehensive loss	(213)	(13)
Accumulated deficit	(197,540)	(156,011)
	60,966	40,006
Less treasury stock, at cost: none at September 30, 2004 and 4,525 shares at December 31, 2003	—	(33)
Total stockholders’ equity	60,966	39,973
	$79,477	$55,524

Note (1)     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2003.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Contract revenues from collaborations	$659	$2,103	$3,633	$8,949

Costs and expenses:
Research and development	13,266	10,489	36,228	30,508
General and administrative	3,711	2,661	9,370	7,396
	16,977	13,150	45,598	37,904
Loss from operations	(16,318)	(11,047)	(41,965)	(28,955)
Loss on sale of property and equipment	—	—	—	(169)
Interest income	255	125	684	243
Interest expense	(73)	(147)	(248)	(454)
Net loss	$(16,136)	$(11,069)	$(41,529)	$(29,335)
Net loss per share, basic and diluted	$(0.88)	$(0.78)	$(2.37)	$(3.53)
Weighted average shares used in computing net loss per common share, basic and diluted	18,386	14,224	17,552	8,305

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Operating activities:
Net loss	$(41,529)	$(29,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,553	2,071
Amortization of deferred stock compensation, net	102	454
Non-cash stock compensation (recovery)	2,302	(234)
Issuances of equity instruments for non-cash benefits	96	24
Loss on sale of property and equipment	—	169
Changes in assets and liabilities:
Accounts receivable	500	(647)
Other receivables	(86)	(81)
Prepaid expenses and other current assets, including receivable from landlord	(124)	6,688
Other assets	61	178
Accounts payable	1,105	(2,116)
Accrued compensation	811	118
Other accrued liabilities	(110)	(1,551)
Deferred revenue	(1,866)	(2,235)
Deferred rent and other long-term liabilities	4,309	3,906
Net cash used in operating activities	(32,876)	(22,591)

Investing activities:
Purchases of available-for-sale securities	(70,904)	(32,780)
Maturities of available-for-sale securities	41,585	750
Proceeds from the sale of property and equipment	—	71
Capital expenditures	(853)	(1,039)
Net cash used in investing activities	(30,172)	(32,998)

Financing activities:
Proceeds from equipment financing	454	1,191
Payments on capital lease obligations	(1,743)	(2,867)
Advance from landlord	—	408
Net proceeds from issuances of common stock and warrants	60,331	54,389
Net cash provided by financing activities	59,042	53,121

Net decrease in cash and cash equivalents	(4,006)	(2,468)
Cash and cash equivalents at beginning of period	9,621	26,535
Cash and cash equivalents at end of period	$5,615	$24,067

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Our pro forma information follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss–as reported:	$(16,136)	$(11,069)	$(41,529)	$(29,335)
Less: Total stock-based employee compensation expense determined under APB 25	1,979	381	1,973	160
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,613)	(798)	(5,466)	(2,063)
Pro forma net loss	$(15,770)	$(11,486)	$(45,022)	$(31,238)
Basic and diluted net loss per common share:
As reported	$(0.88)	$(0.78)	$(2.37)	$(3.53)
Pro forma	$(0.86)	$(0.81)	$(2.57)	$(3.76)

3. Net Loss Per Share

Basic net loss per share is computed based on the number of weighted average shares outstanding.  The calculation of diluted net loss per share excludes shares of potential common stock, consisting of stock options and warrants, because their effect is anti-dilutive.

4.  Available-For-Sale Securities

Available-for-sale securities consist of the following (in thousands):

	Amortized Cost and Fair Value at
	September 30, 2004	December 31, 2003

Money market funds	$5,615	$9,621
Corporate commercial paper	65,985	36,879
	$71,600	$46,500

Reported as:
Cash and cash equivalents	$5,615	$9,621
Available-for-sale securities	65,985	36,879
	$71,600	$46,500

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

7.  Equipment Credit Line

In April 2004, our equipment credit line under an original master agreement was extended to create a total borrowing limit of $2.0 million.  We have the ability to draw down on this line through March 2005.  The payment period will be for three years with the interest rate on the line fixed at drawdown.  Each line has a bargain purchase buyout provision of $101.  As of September 30, 2004, $377,000 of this line has been utilized.

8.  Subsequent Events

Warrant Exercise

On October 4, 2004, we issued an aggregate of 868,055 shares of our common stock to entities affiliated with MPM Capital pursuant to the exercise of five warrants, each dated June 26, 2003. Each of the warrants had an exercise price of $5.76 per share.  The entities affiliated with MPM Capital paid an aggregate of $5.0 million for the shares of common stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying condensed balance sheet of Rigel Pharmaceuticals, Inc. as of September 30, 2004, and the related condensed statements of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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
October 19, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2003 audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may occur in future periods.

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

Overview

Rigel’s mission is to become a source of novel, small-molecule drugs to meet large, unmet medical needs. We have initiated four development programs: asthma/allergy, hepatitis C, rheumatoid arthritis, and oncology. Rigel has begun clinical testing of its first two product candidates, R112 for allergic rhinitis and R803 for hepatitis C.  We own the economic and commercial rights to these product candidates.  We expect to begin clinical trials of R406 for the treatment of rheumatoid arthritis by the end of 2004, to be followed by the initiation of clinical trials with additional product candidates for the indications of oncology and asthma.  Our business model is to develop a portfolio of product candidates and to take these through Phase II clinical trials, after which we intend to seek partners for completion of clinical trials, regulatory approval and marketing. Our internal programs in asthma/allergy, hepatitis C, rheumatoid arthritis and oncology are not encompassed by the corporate collaborations discussed below. We believe that with our current approach to drug discovery and with our current resources, we will be able to commence clinical trials with at least one lead compound each year.

Over the last year, we have matured into a drug development company with two product candidates in clinical trials and two additional product candidates expected to enter the clinic by the end of 2005.  The following indicates the status of these product candidates.

•              R112—Product Candidate for Allergic Rhinitis. We completed a Phase I clinical trial of R112 in 18 patients in December 2002, a single-dose Phase I/II clinical trial of 20 patients in June 2003 and a multi-dose safety trial of 24 patients in December 2003.  In April 2004, we initiated a Phase II “park study” clinical trial in which we measured allergic symptom improvement.  On August 2, 2004, we announced the results of this trial, which demonstrate R112 can reduce certain symptoms of allergic rhinitis in a statistically significant manner compared to placebo, has a favorable safety profile, and has a rapid onset of action.  Based on these results we plan to move R112 forward in clinical development.  However, the exact nature and timing of such clinical trials have yet to be determined and may depend on a possible corporate collaboration involving our asthma/allergy program.

•              R803—Anti-Hepatitis C Virus Product Candidate. We completed our initial Phase I clinical trial of R803 in January 2004.  We commenced a Phase I/II clinical trial of R803 in the United States during the second quarter of 2004. This trial is a multi-dose safety study that is also designed to measure reduction in viral titer.  We expect to announce the viral titer results of this trial by the end of 2004.

•              R406—Product Candidate for Rheumatoid Arthritis. In January 2004, we selected R406 as our lead product candidate for initial clinical trials in rheumatoid arthritis, which we expect to initiate by the end of 2004.

•              R763—Product Candidate for Oncology.  In July 2004, we selected R763 as our lead product candidate for initial clinical trials in oncology, which we expect to commence in 2005.

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

We are exploring new opportunities with potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation, while our collaboration with Johnson & Johnson was expanded to also include both chemistry and compound high throughput screening, or HTS. Our collaboration with Daiichi focuses on drug discovery and development. We currently anticipate that in order to support our current research programs we will need to self-fund, at an increased rate of spending, our own research programs to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborative partnerships may have an expanded focus and could include HTS, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development. For some programs, we may also seek to enter into collaborations for the development of compounds that we have discovered.  For example, in August of 2004, we received human efficacy data for R112 for the treatment of allergic rhinitis from our Phase II “park study” which demonstrate R112 can reduce certain symptoms of allergic rhinitis in a statistically significant manner compared to placebo, has a favorable safety profile, and an onset of action of approximately thirty minutes.  We expect that this allergy and/or asthma program could be the focus of our next corporate collaboration.

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

We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2004 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Stock-based Compensation

			Aggregate			Aggregate
	Three months ended		Change	Nine Months ended		Change
	September 30,		2004 from	September 30,		2004 from
	2004	2003	2003	2004	2003	2003
	(in thousands)
Stock – based compensation from:

Re-priced options	$1,953	$360	$1,593	$1,787	$360	$1,427
Consultant options	310	60	250	424	78	346
Other employee options	26	21	5	187	(200)	387
Total	$2,289	$441	$1,848	$2,398	$238	$2,160

Re-priced Options

We record charges associated with the stock options eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards. Therefore, we are recording a non-cash charge (recovery), generally for the intrinsic value of the options as they vest reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. We will continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense. For the three months ended September 30, 2004, we recorded a non-cash compensation charge of $1,953,000 related to all options eligible for the replacement.  The charge resulted from the increase in the market price of our common stock during the three months ended September 30, 2004.  For the nine months ended September 30, 2004, we recorded a non-cash compensation expense of

$1,787,000 related to all options eligible for the replacement.

Consultant Options

We also record charges associated with options granted to consultants reflecting the periodic revaluation of outstanding unvested consultant options based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price. We recognized stock-based compensation for revaluation of consultant options of $424,000 and $78,000 for the nine months ended September 30, 2004 and 2003, respectively.  We expect to see continued fluctuations in the future as a portion of these options are revalued based on the changes in current market price of our common stock through the application of the graded vesting method.

Three and Nine Months Ended September 30, 2004 and 2003

Revenues

	Three months ended September 30,		Aggregate Change 2004 from 2003	Nine Months ended September 30,		Aggregate Change 2004 from 2003
	2004	2003		2004	2003
	(in thousands)

Contract revenue from collaborations	$659	$2,103	$(1,444)	$3,633	$8,949	$(5,316)

Revenues by collaborator were:

	Three months ended September 30,		Aggregate Change 2004 from 2003	Nine Months ended September 30,		Aggregate Change 2004 from 2003
	2004	2003		2004	2003
	(in thousands)

Daiichi	$659	$651	$8	$1,967	$3,807	$(1,840)
Novartis	—	833	(833)	1,666	3,285	(1,619)
Johnson & Johnson	—	619	(619)	—	1,857	(1,857)
Total	$659	$2,103	$(1,444)	$3,633	$8,949	$(5,316)

Contract revenues from collaborations for the three and nine months ended September 30, 2004 and 2003 consisted primarily of research support and amortization of upfront fees from the continuation of our collaborations.  In the nine months ended September 30, 2003, revenues included a $1.9 million milestone payment from Daiichi for the completion of a certain screening phase of the collaboration.  The decrease in the three months ended September 30, 2004 was primarily due to the termination of the research phase of the Novartis oncology program and the termination of the research phase of the Johnson & Johnson program at December 31, 2003.  The decrease in the nine months ended September 30, 2004 was primarily due to the milestone from Daiichi received in 2003, the termination of the of the research phase of the Johnson & Johnson program and the termination of both the Novartis oncology program and the Novartis B-cell program.  We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

Research and Development Expenses

	Three months ended September 30,		Aggregate Change 2004 from 2003	Nine Months ended September 30,		Aggregate Change 2004 from 2003
	2004	2003		2004	2003
	(in thousands)

Research and development expenses	$13,266	$10,489	$2,777	$36,228	$30,508	$5,720

Stock based compensation expense included in research and development expenses	$1,634	$365	$1,269	$1,863	$206	$1,657

The increase in research and development expenses in the three months ended September 30, 2004 was primarily attributable to an increase in our stock-based compensation expense charge related to the re-priced stock options subject to variable accounting, as discussed previously under “stock-based compensation” in the “Critical Accounting Policies and the Use of Estimates” section and an increase in our preclinical and clinical costs.  The increase in our pre-clinical and clinical costs for the three months ended September 30, 2004 was mainly attributable to the costs associated with our preclinical work associated with R406 as we prepare for the clinical trial to be initiated by the end of 2004.  The increase in research and development expenses in the nine months ended September 30, 2004, was primarily attributable to an increase in our preclinical and clinical costs, an increase in our stock-based compensation expense charge related to the re-priced stock options subject to variable accounting, and the payment of a certain milestone associated with a license agreement.  The increase in our preclinical and clinical costs for the nine months ended September 30, 2004 was attributable to costs associated with our Phase II clinical trial for R112 and our preclinical work associated with R406.  Our clinical costs for Q4 will include the remainder of our costs associated with the R803 Phase I/II clinical trial and costs related to the initiation of our R406 clinical trial.  We expect our preclinical costs will increase further in association with R406, R763, and our asthma program.  The compensation expense (recovery) associated with the options subject to variable accounting is calculated based on our stock price at the end of each reporting period and therefore we are unable to predict the amount of any such future expense (recovery) amounts.

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

Because of the number of research projects we have ongoing at any one time, and the ability to utilize resources across several projects, the majority of our research and development costs are not directly tied to any individual project and are allocated among multiple projects. Our project management is based primarily on scientific data and supplemented by these cost allocations, which are based primarily on human resource time incurred on each project. As a result, the costs allocated to a project do not necessarily reflect the actual costs of the project. Accordingly, we do not maintain actual costs incurred information for our projects on a project-by-project basis.

General and Administrative Expenses

	Three months ended September 30,		Aggregate Change 2004 from 2003	Nine Months ended September 30,		Aggregate Change 2004 from 2003
	2004	2003		2004	2003
	(in thousands)

General and administrative expenses	$3,711	$2,611	$1,100	$9,370	$7,396	$1,974

Stock based compensation expense included in general and administrative expenses	$655	$76	$579	$535	$32	$503

The increase in general and administrative expenses in the three months ended September 30, 2004 was primarily attributable to an increase in our stock-based compensation expense charge related to the re-priced stock options subject to variable accounting, as discussed previously under “stock-based compensation” in the “Critical Accounting Policies and the Use of Estimates” section and an increase in our intellectual property legal costs as we continue to expand our patent estate.  The increase in the nine months ended September 30, 2004 was primarily due to an increase in our intellectual property legal costs, an increase in our stock-based compensation expense charge related to the re-priced stock options subject to variable accounting, and an increase in facility costs associated with our new facilities.  We expect that general and administrative expenses will increase modestly in 2004 to support growing clinical development activities, specifically the costs associated with the expansion of our patent estate.  The compensation expense (recovery) associated with the options subject to variable accounting is calculated based on our stock price at the end of each reporting period and therefore we are unable to predict the amount of any such future expense (recovery) amounts.

Loss on Sale of Property and Equipment

	Three months ended September 30,		Aggregate Change 2004 from 2003	Nine Months ended September 30,		Aggregate Change 2004 from 2003
	2004	2003		2004	2003
	(in thousands)

Loss on sale of property and equipment	$—	$—	$—	$—	$169	$(169)

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

Net Interest (Income)/Expense

	Three months ended September 30,		Aggregate Change 2004 from 2003	Nine Months ended September 30,		Aggregate Change 2004 from 2003
	2004	2003		2004	2003
	(in thousands)

Net interest (income)/expense	$(182)	$22	$(204)	$(436)	$211	$(647)

Interest income results from our interest-bearing cash and investment balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset additions. For both the three and nine month periods ended September 30, 2004, interest income exceeded interest expense due primarily to an increase of cash and investment balances resulting from our recently completed follow-on offering.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through 2005. Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, our facility lease commitments and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations.  We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our research and development activities.

On October 15, 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the proposed offering, from time to time, of up to $150.0 million our common stock, preferred stock, debt securities and/or warrants.

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

As of September 30, 2004, we had $71.6 million in cash, cash equivalents and available-for-sale securities, as compared to $46.5 million as of December 31, 2003, an increase of $25.1 million. The increase was primarily attributable to net proceeds of $58.3 million, after deducting offering costs, from the follow-on offering completed in February and March 2004 in which we sold 3,135,075 shares of our common stock at a price to the public of $20.00 per share.  These financing proceeds were offset by approximately $32.9 million in net cash used in operating activities.  We also made debt service payments of $1.7 million in conjunction with our equipment financing arrangements. For the nine months ended September 30, 2004 and 2003, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

As of September 30, 2004, we had $2.2 million in debt obligations associated with our equipment additions. All existing debt agreements as of September 30, 2004 are secured by the equipment financed, bear interest at rates in a range of 7% to 15% and are due in monthly installments through 2007.

During June 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years.  The facilities lease obligations below are reflective of the new sublease income stream.

The following are our contractual commitments (by fiscal year) as of September 30, 2004 associated with debt obligations, contracted research obligations, and lease obligations:

	Total	2004 (remaining portion)	2005 - 2007	2008 - 2009	2010 - 2018
	(in thousands)

Debt obligations	$2,315	$565	$1,750	$—	$—
Contracted research	660	440	220
Facilities leases, net of sublease	184,359	1,760	39,624	28,344	114,631
Total	$187,334	$2,765	$41,594	$28,344	$114,631

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

We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years. We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through the end of 2005.  Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, the expansion of our facilities and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations.  We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our infrastructure and research and development activities.

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

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of $41.5 million during the nine months ended September 30, 2004,  $41.2 million in 2003, $37.0 million in 2002 and $23.8 million in 2001. Currently, our revenues are generated solely from research payments from our collaboration agreements and licenses and are insufficient to generate profitable operations. We expect that our future revenue from current collaborations will decline compared to previous periods. As of September 30, 2004, we had an accumulated deficit of approximately $197.5 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical and testing costs.

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

For example, on August 2, 2004,we announced the results of a Phase II “park study” clinical trial of R112, which demonstrated that R112 can reduce certain symptoms of allergic rhinitis in a statistically significant manner compared to placebo, has a favorable safety profile, and has a rapid onset of action.  Based on these results, we plan to move R112 forward in clinical development.  We also recently completed a human safety trial in the United Kingdom of our compound, R803, for the treatment of hepatitis C and launched a Phase I/II clinical trial in the United States during the second quarter of 2004 in HCV-infected patients.  We have also announced plans to commence clinical trials of R406 and R763.  Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurance regarding the results likely from our future clinical trials or the impact of those results on our business.

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

We currently do not have manufacturing capabilities or experience necessary to produce materials, including R112, R803,  R406, and R763 for preclinical testing and clinical trials. We rely on a single third-party contractor to produce R112, R803 and R406 bulk drug substance. We also rely on different single manufacturers for finished R112, R803 and R406 product for preclinical and clinical testing. We will rely on manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. These outsourcing efforts with respect to manufacturing preclinical and clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have approximately 150 pending patent applications and 50 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. Additional uncertainty may result from because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

As a small company with only 135 employees as of September 30, 2004, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Our directors and executive officers and their affiliates beneficially owned approximately 15.9% of our common stock as of October 5, 2004.  Accordingly, they collectively have the ability to affect the election of all of our directors and the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. In addition, as of October 5, 2004, the holders of approximately 3.5 million shares of common stock and warrants exercisable for 34,722 shares of our common stock are entitled to rights with respect to registration of those shares of common stock under the Securities Act.

On June 26, 2003, we completed a private placement with net proceeds of $45.0 million led by MPM Capital that included Frazier Healthcare, Alta Partners and HBM BioVentures. In the private placement, we issued 7,986,110 shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share.  This group of investors owned approximately 20.6% of our common stock as of October 5, 2004 (based on 19,541,439 shares outstanding as of October 5, 2004).

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

•              selling by the group of investors who purchased shares of our common stock at a price of $5.76 per share and warrants to purchase an additional 1,597,221 shares of our common stock at an exercise price of $5.76 per share in June 2003 (as of October 5, 2004, this group owned 20.6% of our common stock and warrants to purchase an additional 34,722 shares of common stock);

•              selling by any other large institutional shareholders;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short-term investments and other long-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  For both the three and nine month periods ended September 30, 2004 and 2003, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2004 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2004, Rigel issued an aggregate of 173,611 shares of its common stock to HBM BioVentures pursuant to the exercise of a warrant dated June 26, 2003. The warrant had an exercise price of $5.76 per share and HBM BioVentures paid $999,999.36 for the shares of common stock.  The issuance of the shares pursuant to the warrant was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

On September 29, 2004, Rigel, issued an aggregate of 192,179 shares of its common stock to Alta California Partners, L.P., Alta Embarcadero Partners, LLC, Alta BioPharma Partners II, L.P. and Alta Embarcadero BioPharma Partners, LLC (the “Alta Entities”) pursuant to the cashless exercise of four warrants, each dated June 26, 2003. The warrants were exercisable for a total of 260,417 shares of common stock and each warrant had an exercise price of $5.76 per share.  In connection with the cashless exercise, the number of shares issuable pursuant to the warrants was reduced by 68,238 shares pursuant to the operation of the cashless exercise provisions in the warrants. The issuances of the shares pursuant to these warrants were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

Item 6. Exhibits

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date:	November 5, 2004

By:	/s/ JAMES H. WELCH
James H. Welch Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

Date:	November 5, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Common Stock Certificate. (1)
4.2	Amended and Restated Investor Rights Agreement, between Rigel and holders of Rigel’s Series B, Series C, Series D and Series E preferred stock, dated February 3, 2000. (2)
4.3	Form of warrant to purchase shares of common stock. (2)
4.7	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock. (3)
4.8	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock. (4)
4.10	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (3)
4.22	Warrant issued to MPM BioEquities Master Fund, L.P. to purchase shares of common stock. (5)
4.23	Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003. (5)
15.1	Letter re: unaudited interim financial information.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

(5)           Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.