Form 10-Q
period 2005-03-31
RIGEL PHARMACEUTICALS INC
filed 2005-05-06
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

As of April 29, 2005, there were 19,871,798 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,910	$10,495
Available-for-sale securities	57,605	60,932
Accounts receivable	1,610	—
Other receivables	922	699
Prepaid expenses and other current assets	2,623	2,113
Total current assets	75,670	74,239

Property and equipment, net	2,986	2,813
Other assets	1,727	1,770
	$80,383	$78,822

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,323	$1,945
Accrued compensation	1,200	1,639
Other accrued liabilities	1,484	1,555
Deferred revenue	8,494	3,728
Deferred rent	—	1,230
Capital lease obligations	1,361	1,321
Total current liabilities	14,862	11,418

Long-term portion of capital lease obligations	1,277	781
Long-term portion of deferred revenue	8,775	4,180
Long-term portion of deferred rent	10,248	9,685
Other long-term liabilities	428	457

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,865,659 and 19,661,295 shares issued and outstanding on March 31, 2005 and December 31, 2004, respectively	20	20
Additional paid-in capital	268,453	264,823
Deferred stock compensation	(45)	(56)
Accumulated other comprehensive loss	(205)	(220)
Accumulated deficit	(223,430)	(212,266)
Total stockholders’ equity	44,793	52,301
	$80,383	$78,822

Note (1)               The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K, for the year ended December 31, 2004.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenues:
Contract revenues from collaborations	$2,618	$1,487

Costs and expenses:
Research and development	11,173	11,694
General and administrative	2,874	2,913
	14,047	14,607
Loss from operations	(11,429)	(13,120)
Interest income	330	163
Interest expense	(65)	(94)
Net loss	$(11,164)	$(13,051)
Net loss per share, basic and diluted	$(0.57)	$(0.81)
Weighted-average shares used in computing net loss per common share, basic and diluted	19,713	16,047

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Operating activities:
Net loss	$(11,164)	$(13,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305	573
Amortization of deferred stock compensation, net	6	41
Non-cash stock compensation (recovery)	(1,474)	904
Changes in assets and liabilities:
Accounts receivable	(1,610)	500
Other receivables	(223)	(244)
Prepaid expenses and other current assets	(510)	(284)
Other assets	43	63
Accounts payable	378	23
Accrued compensation	(439)	344
Other accrued liabilities	(71)	203
Deferred revenue	9,361	(1,068)
Deferred rent and other long-term liabilities	(696)	1,416
Net cash used in operating activities	(6,094)	(10,580)

Investing activities:
Purchase of available-for-sale securities	(16,163)	(25,028)
Maturities of available-for-sale securities	19,505	10,250
Capital expenditures	(478)	(58)
Net cash provided by/(used in) investing activities	2,864	(14,836)

Financing activities:
Proceeds from capital lease financing	1,002	—
Payments on capital lease obligations	(466)	(609)
Net proceeds from issuances of common stock	5,109	58,582
Net cash provided by financing activities	5,645	57,973

Net increase (decrease) in cash and cash equivalents	2,415	32,557
Cash and cash equivalents at beginning of period	10,495	9,621
Cash and cash equivalents at end of period	$12,910	$42,178

See accompanying notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this Quarterly Report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1. Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of a broad range of new small molecule product candidates.

2. Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  In our opinion, these unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The balance sheet at December 31, 2004 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Our pro forma information follows (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004

Net loss as reported:	$(11,164)	$(13,051)
Less: Total stock-based employee compensation (recovery)/expense determined under APB 25	(1,261)	804
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards	2,350	1,546
Pro forma net loss	$(14,775)	$(13,793)
Basic and diluted net loss per common share:
As reported	$(0.57)	$(0.81)
Pro forma	$(0.75)	$(0.86)

5. Revenue Recognition

Non-refundable, up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods of continuing involvement, generally the research term.

Revenues related to collaborative research with our corporate collaborators are recognized as research services are performed over the related development funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases, approximate or exceed the revenue recognized under such agreements over the term of the respective agreements.  For the Merck collaboration, we are recognizing a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project.  It is our policy to recognize revenue based on our level of effort expended, however, revenue recognized will not exceed amounts billable under the arrangement which corresponds to cash receipts.

Milestones are recognized pursuant to collaborative agreements upon the achievement of these at risk milestones.

Royalties will be recognized as earned in accordance with the contract terms when the third party results are reliably measurable and collectibility is reasonably assured.

5. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of the following (in thousands):

	Amortized Cost and Fair Value at
	March 31, 2005	December 31, 2004

Checking account	$1,880	$240
Money market funds	8,545	9,261
Federal agency securities	9,298	15,684
Corporate bonds and notes	50,792	46,242
	$70,515	$71,427

Reported as:
Cash and cash equivalents	$12,910	$10,495
Available-for-sale securities	57,605	60,932
	$70,515	$71,427

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2005
Federal agency securities	$9,320	$1	(23)	$9,298
Corporate bonds and notes	$50,975	3	(186)	50,792
Total	$60,295	$4	$(209)	$60,090

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
Federal agency securities	$15,709	$2	$(27)	$15,684
Corporate bonds and notes	46,437	6	(201)	46,242
Total	$62,146	$8	$(228)	$61,926

As of March 31, 2005, the contractual maturities of debt securities were (in thousands):

	Years to Maturity
	Within One year	After One year through Five Years
Federal agency securities	$9,298	$—
Corporate bonds and notes	46,959	3,833
Total	$56,257	$3,833

At March 31, 2005, the above debt securities had a weighted average maturity of approximately 119 days. There were no material gross realized gains or losses from sales of securities in the periods presented. We intend to hold all investments as of March 31, 2005 to maturity.

The following table shows the gross unrealized losses and fair values of our investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than twelve months aggregated by investment category, (in thousands):

	Fair Value	Unrealized (Losses)/gains
March 31, 2005
Federal agency securities	$6,464	$(23)
Corporate bonds and notes	44,591	(186)
Total	$51,055	$(209)
December 31, 2004
Federal agency securities	$11,706	$(27)
Corporate bonds and notes	37,294	(201)
Total	$49,000	$(228)

At March 31, 2005, we did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be other than temporary for more than twelve months. As of March 31, 2005 28 individual securities were in an unrealized loss position.   As of December 31, 2004, 32 individual securities were in an unrealized loss position.

Investment Grade Debt Securities.  Our investments in investment grade debt securities consist primarily of investments in federal agency securities and corporate bonds and notes. The unrealized losses on our investments in investment grade debt securities were caused by interest rate increases. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, we considered these unrealized losses to be temporary at March 31, 2005.

5. MERCK COLLABORATION

In November 2004, we entered into a broad collaboration agreement with Merck & Co., Inc. to investigate ubiquitin ligases, a new class of drug target, to find treatments for cancer and potentially other diseases. At the time we entered into the agreement, we received an initial cash payment of $7.6 million and funding for our research scientists for two and a half years. We are recognizing the upfront payment ratably over the two and a half year term of the research agreement.   We are recognizing a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project.  The amount that is deferred is currently anticipated to be recognized as revenue at the end of the research phase of the agreement when all of our obligations have been fulfilled under the terms of the contract, May 2007.  As of March 31, 2005, $846,000 has been deferred which represents amounts invoiced to Merck from the initiation of the research term in excess of the required headcount to be allocated to the project through the balance sheet date.   We are also eligible to receive milestone payments for preclinical and clinical events in the future. Merck is responsible for worldwide development and commercialization of any resulting compounds and will pay Rigel royalties on future product sales, if any. The collaboration is based on a number of new targets delivered by Merck and does not include our current ligase targets. In addition, we may nominate our own targets for potential inclusion in the collaboration.

6. PFIZER COLLABORATION

On January 18, 2005 we signed a collaborative research and license agreement with Pfizer for the development of intrapulmonary products for the treatment of allergic asthma and chronic obstructive pulmonary disease (COPD). The collaboration is focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme Syk kinase.  The goal of the collaboration is for Pfizer to nominate two of the licensed compounds in order to commence advanced preclinical development with our assistance.    We will earn milestone payments  upon the selection of each of the two compounds, as well as in connection with other clinical events and royalties from sales of the resulting products upon marketing approval.  Pfizer is responsible for the manufacture of all preclinical and clinical materials for each compound/product and all costs associated with development and commercialization.

In connection with this collaboration, Pfizer paid us $10.0 million upfront and purchased $5.0 million of our common stock at a premium.  We will be amortizing the upfront amount into revenue over 24 months which we consider to be the overall amount of time it will take Pfizer to nominate two of our compounds for advanced pre-clinical development.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Rigel Pharmaceuticals, Inc.

We have reviewed the condensed balance sheet of Rigel Pharmaceuticals, Inc. as of March 31, 2005, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and in our report dated March 10, 2005, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Palo Alto, California
April 19, 2005

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2004 audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may occur in future periods.

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

Words such as “believe,” “anticipate,” “expect,” “estimate,” “plan” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results and the timing of events could differ significantly from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors,” as well as those discussed elsewhere in this quarterly report.  You should consider our forward-looking statements in light of the risks discussed in “Risk Factors,” as well as our financial statements, related notes, and the other financial information appearing elsewhere in this report. Rigel undertakes no obligation to update any of the forward- looking statements contained herein to reflect any future events or developments.

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

Over the last couple of years, we have matured into a drug development company with multiple product candidates in various stages of development.

•                  R112—Product Candidate for Allergic Rhinitis.  In April 2004, we initiated a Phase II “park study” clinical trial in which we measured allergic symptom improvement. On August 2, 2004, we announced the results of this trial, which demonstrate R112 can reduce certain symptoms of allergic rhinitis in a statistically significant manner compared to placebo, has a favorable safety profile, and has a rapid onset of action in symptom improvement. Based on these results we plan to move R112 forward in clinical development with an additional Phase II trial in 2005.  This trial is expected to take place in late summer with top line data planned for late 2005.

•                  R406—Product Candidate for Rheumatoid Arthritis. In January 2004, we selected R406 as our lead product candidate to treat rheumatoid arthritis.  Phase I clinical trials were initiated in December 2004 and we announced the preliminary results of the trial in March 2005.   Based on the preliminary results of this escalating single-dose and multiple-dose, placebo-controlled study, R406 was well tolerated at the dose levels that we plan to use moving forward. The study also generated pharmacokinetic/pharmacodynamic data establishing a correlation between R406 plasma levels and the inhibition of its target.  These results will allow us to enter broader, longer-term safety and pharmacokinetic studies in 2005.  These studies will then lay the groundwork for our efficacy studies in 2006.

•                  R763—Product Candidate for Oncology. In July 2004, we selected R763 as our lead product candidate for initial clinical trials in oncology and expect to file and IND in the second half of 2005.

•                  R803—Anti-Hepatitis C Virus Product Candidate. We completed our initial Phase I clinical trial of R803 in January 2004. We commenced a Phase I/II clinical trial of R803 in the United States in mid 2004 and in November 2004, we reported that R803 did not achieve the desired viral titer reduction. We are currently examining various alternatives and expect to determine our next steps with our hepatitis C program in the next few months.

In addition to the above mentioned product candidates, we have ongoing research programs involving back-up candidates for the four product candidates above as well as drug discovery efforts in our immunology, virology, and oncology programs.

Corporate Collaborations

In addition to the preceding programs in which we retain all commercial and economic rights, we also carry on research and development programs in connection with our corporate collaborations.  As of March 31, 2005, we have collaborations with five major pharmaceutical companies, including one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics, two with Pfizer Inc., one initiated in 1999 and the other in Q1 2005, relating to asthma and allergy therapeutics, one with Novartis Pharma AG with respect to four different programs relating to immunology, oncology and chronic bronchitis, one with Daiichi Pharmaceuticals Co., Ltd. in the area of oncology, and one with Merck, also in the area of oncology. All of these collaborations, excluding the recent Pfizer collaboration, have a research phase during which we receive or received funding based on the level of headcount allocated to a program. In all of these collaborations if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful.  As a result, we may be precluded from receiving any milestone payments or royalties under these agreements. Only the Daiichi and Merck programs provide for regular research reimbursement payments. The research phase of the Daiichi collaboration will end in August 2005.

We are exploring new opportunities with existing and potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation. Our collaborations with Daiichi and recently with Merck are both later stage focusing on drug discovery and development. Our 2005 collaboration with Pfizer covers compounds at the preclinical and lead designation stages. We currently anticipate that in order to support our current research programs we will need to self-fund our own research programs, which involve an increased rate of spending, to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborations may have an expanded focus and could include HTS, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development of compounds we have discovered. In addition, we believe these future collaborations could be structured to consist of upfront payments, the purchase of our common stock, milestone payments upon meeting certain conditions, research reimbursement payments and/or royalties upon commercialization of products resulting from the collaboration.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to terms of the research collaborations, investments, stock compensation, impairment issues, the estimated useful life of assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We believe that there have been no significant changes in our critical accounting policies during the period ended March 31, 2005 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Revenues related to collaborative research with our corporate collaborators are recognized as research services are performed over the related development funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases, approximate or exceed the revenue recognized under such agreements over the term of the respective agreements.  For the Merck collaboration, we are recognizing a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project.  It is our policy to recognize revenue based on our level of effort expended, however, revenue recognized will not exceed amounts billable under the arrangement which corresponds to cash receipts.

Milestones are recognized pursuant to collaborative agreements upon the achievement of these at risk milestones.

Royalties will be recognized as earned in accordance with the contract terms when the third party results are reliably measurable and collectibility is reasonably assured.

Stock-based Compensation

	Three Months Ended March 31,		Aggregate Change
	2005	2004	2005 from 2004
	(in thousands)
Stock-based compensation from:
Re-priced options	$(1,266)	$763	$(2,029)
Consultant options	(207)	142	$(349)
Other employee options	5	41	$(36)
Total	$(1,468)	$946	$(2,414)

We record charges associated with the stock options that were eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards. Therefore, we are recording a non-cash charge (recovery), generally for the intrinsic value of the options as they vest, utilizing the graded vesting method, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. We expect to continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense. For the three-month period ended March 31, 2005, we recorded a non-cash compensation recovery of $1.3 million related to all options eligible for replacement options.  This recovery resulted from the decrease in the market price of our common stock during this period.  For the three-month period ended March 31, 2004, we recorded a non-cash compensation charge of $0.8 million related to all options eligible for the replacement.  This charge resulted from the increase in the market price of our common stock during this period.  We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R related to our employee stock option and employee stock purchase plans.

We also record charges associated with options granted to consultants reflecting the periodic revaluation of outstanding consultant options based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price. For the three-month period ended March 31 2005, we recorded a non-cash compensation recovery of $207,000 for revaluation of consultant options.   For the three-month period ended March 31 2004, we recorded a non-cash compensation charge of $142,000 for revaluation of consultant options.   We expect to see continued fluctuations in the future as a portion of these options are revalued based on the changes in the current market price of our common stock through the application of the graded vesting method.

Three Months Ended March 31, 2005 and 2004

Revenues

	Three Months Ended March 31,		Aggregate Change
	2005	2004	2005 from 2004
	(in thousands)

Contract revenues from collaborations	$2,618	$1,487	$1,131

Revenues by collaborator were:

	Three Months Ended March 31,		Aggregate Change
	2005	2004	2005 from 2004
	(in thousands)

Merck	$1,465	$—	$1,465
Daiichi	662	654	8
Pfizer	491	—	491
Novartis	—	833	(833)
Total	$2,618	$1,487	$1,131

Contract revenues from collaborations for the three-month periods ended March 31, 2005 and 2004 consisted of research support and amortization of upfront fees from our collaborations with Merck, Daiichi, Pfizer and, in 2004 only, Novartis.   The increase in 2005 revenues of $1.1 million was primarily due to the initiation of the Merck and Pfizer collaborations offset by the termination of the research phase of the Novartis oncology program in 2004.   We have deferred approximately $846,000 of research reimbursement revenue from Merck in order to only account for the headcount effort expended by us for the time period invoiced which covers the period from the initiation of the collaboration through March 31, 2005.  We expect this amount will be recognized as revenue no later than at the end of the research phase of the collaboration which will be May 2007.  We expect contract revenues from collaborations to be the significant component of our total revenues for the foreseeable future.

Research and Development Expenses

	Three Months Ended March 31,		Aggregate Change
	2005	2004	2005 from 2004
	(in thousands)

Research and development expenses	$11,173	$11,694	$(521)

Stock based (recovery)/compensation expenses included in research and development expenses	$(1,027)	$785	$(1,812)

The decrease in research and development expenses of $521,000 in 2005 was primarily attributable to the recovery of stock-based compensation expense related to the re-priced stock options subject to variable accounting, as discussed previously under “Stock-Based Compensation” in the “Critical Accounting Policies and the Use of Estimates” section offset by an increase in our preclinical and clinical costs and personnel expenses. The increase in our preclinical and clinical costs in 2005 was attributable to costs associated with our Phase I clinical trial for R406, the production of drug substance for our planned Phase I clinical trial of R763, and initiation site costs for our planned Phase II clinical trial for R112.

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

General and Administrative Expenses

	Three Months Ended March 31,		Aggregate Change
	2005	2004	2005 from 2004
	(in thousands)

General and administrative expenses	$2,874	$2,913	$(39)

Stock based (recovery)/compensation expenses included in general and administrative expenses	$(441)	$161	$(602)

The decrease in general and administrative expenses of $39,000 in 2005 was primarily attributable to the recovery of stock-based compensation expense related to the re-priced stock options subject to variable accounting, as discussed previously under “Stock-Based Compensation” in the “Critical Accounting Policies and the Use of Estimates” section offset by increased legal costs associated with the expansion of our patent estate.

Net Interest Income

	Three Months Ended March 31,		Aggregate Change
	2005	2004	2005 from 2004
	(in thousands)

Net interest income	$265	$69	$196

Interest income results from our interest-bearing cash and investment balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset purchases.  The increase in net interest income in 2005 is primarily attributable to an increase in the overall interest rates earned on our investment balances.

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

To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our future funding requirements will depend upon many factors, including, but not limited to:

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

As of March 31, 2005, we had $70.5 million in cash, cash equivalents and available-for-sale securities, as compared to $71.4 million as of December 31, 2004, a decrease of $0.9 million.  We were able to offset the majority of our operating spending for the three months ended March 31, 2005 by the receipt of $15.0 million from Pfizer per our recently signed collaboration agreement.  We also received $1.0 million under our equipment financing arrangements which was offset by $0.5 million in debt service payments.   For the three months ended March 31, 2005 and 2004, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

The following are our contractual commitments (by fiscal year) as of March 31, 2005 associated with debt obligations, contracted research obligations, and lease obligations:

	Total	2005	2006 -2008	2009 -2010	2011-2018
	(in thousands)
Debt obligations (1)	$2,749	$1,087	$1,662	$—	$—
Facilities leases, net of sublease (2)(3)	176,869	7,586	40,253	26,878	102,152
Total	$179,618	$8,673	$41,915	$26,878	$102,152

(1)                                  As of March 31, 2005, we had $2.6 million in debt obligations associated with our equipment additions. All existing debt agreements as of March 31, 2005 are secured by the equipment financed and are due in monthly installments through 2008.

(2)                                  During May 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years. The facilities lease obligations above are reflective of the new sublease income stream.

(3)                                  The payments above reflect the fifteen years of the lease term of our facility through January 2018.

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

To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of $11.2 million for the first three months of 2005, $56.3 million in 2004, and $41.2 million in 2003. Currently, our revenues are generated solely from research payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of March 31, 2005, we had an accumulated deficit of approximately $223.4 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

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

We expect to initiate clinical trials of R763 in the second half of 2005. Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurance regarding the likely results from our future clinical trials or the impact of those results on our business.

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

To date, most of our cash proceeds have been related to the research phase of each of our collaborative agreements. Such cash proceeds are for specified periods, and the impact of such cash proceeds on our results of operations is partially offset by corresponding research costs. Following the completion of the research phase of each collaborative agreement, additional cash proceeds may come only from milestone payments and royalties, which may not be paid, if at all, until some time well into the future. The risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of cash proceeds from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. In late 2001, we earned the first cash proceed from achievement of milestones in both the Pfizer and Johnson & Johnson collaborations. During

2002, we earned our first milestone for both Novartis and Daiichi. Under many agreements, however, milestone payments may not be earned until the collaborator has advanced products into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate cash proceeds under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our stock.

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

If conflicts arise between our collaborators or advisors and us, any of them may act in their self-interest, which may be adverse to our stockholders’ interests.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 150 pending patent applications and over 50 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We believe that our ability to compete is dependent, in part, upon our ability to create, maintain and license scientifically-advanced technology and upon our and our collaborators’ ability to develop and commercialize pharmaceutical products based on this technology, as well as our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon our technology. The failure by us or any of our collaborators in any of those areas may prevent the successful commercialization of our potential drug targets.

Our competitors might develop technologies and drugs that are more effective or less costly than any that are being developed by us or that would render our technology and potential drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory agencies for product candidates more rapidly. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay or prevent our ability to market certain products. Any drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, might not be able to compete successfully with competitors’ existing or future products or obtain regulatory approval in the United States or elsewhere.

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

As a small company with only 140 employees as of March 31, 2005, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired, and our research could be lost or destroyed. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value.

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

•                  selling by large institutional stockholders;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short-term investments and other long-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities For the three months ended March 31, 2005 and 2004, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2005 to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2005, we issued 190,694 shares of our common stock to Pfizer Inc. in connection with a collaborative research and license agreement, resulting in gross cash proceeds of approximately $5,000,000. The shares were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. This exemption was claimed because the shares were issued to an accredited investor and the offering otherwise met the requirements for the Rule 506 exemption

Item 6.    Exhibits

a)             Exhibits:

The exhibits listed on the accompanying index to exhibits accompany or are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.
By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
Date:	May 6, 2005
By:	/s/ JAMES H. WELCH
James H. Welch
Vice President, Chief Financial Officer and Corporate
Secretary
(Principal Financial and Accounting Officer)
Date:	May 6, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Common Stock Certificate. (1)
4.2	Amended and Restated Investor Rights Agreement, between Rigel and holders of Rigel’s Series B, Series C, Series D and Series E preferred stock, dated February 3, 2000. (2)
4.3	Form of warrant to purchase shares of common stock. (2)
4.7	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock. (3)
4.8	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock. (4)
4.10	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (3)
4.23	Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003. (5)
4.24	Common Stock Purchase Agreement by and between Rigel and Pfizer Inc., dated March 10,2005 (6)
10.30	Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (7)
10.31	2005 Base Salaries for Named Executive Officers (8)(9)
10.32	2005 Cash Incentive Plan (8)(9)
15.1	Letter re: unaudited interim financial information.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)                                  Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 24, 2003 and incorporated herein by reference.

(2)                                  Filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended, and incorporated herein by reference.

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

(6)                                  Filed as Exhibit B to the Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (Exhibit 10.30 to this Quarterly Report on Form 10-Q) and incorporated herein by reference.

(7)                                  Confidential Treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(8)                                  Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2005 and incorporated herein by reference.

(9)                                  Management contract or compensation plan.