Form 10-Q
period 2005-06-30
RIGEL PHARMACEUTICALS INC
filed 2005-08-05
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

As of July 29, 2005, there were 24,144,724 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,324	$10,495
Available-for-sale securities	49,768	60,932
Accounts receivable	1,181	—
Other receivables	588	699
Prepaid expenses and other current assets	2,300	2,113
Total current assets	64,161	74,239

Property and equipment, net	2,780	2,813
Other assets	1,689	1,770
	$68,630	$78,822

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,185	$1,945
Accrued compensation	942	1,639
Other accrued liabilities	2,068	1,555
Deferred revenue	8,260	3,728
Deferred rent	—	1,230
Capital lease obligations	1,165	1,321
Total current liabilities	15,620	11,418

Long-term portion of capital lease obligations	1,103	781
Long-term portion of deferred revenue	6,780	4,180
Long-term portion of deferred rent	10,539	9,685
Other long-term liabilities	431	457

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,931,905 and 19,661,295 shares issued and outstanding on June 30, 2005 and December 31, 2004, respectively	20	20
Additional paid-in capital	270,007	264,823
Deferred stock compensation	(36)	(56)
Accumulated other comprehensive loss	(111)	(220)
Accumulated deficit	(235,723)	(212,266)
Total stockholders’ equity	34,157	52,301
	$68,630	$78,822

Note (1)     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K, for the year ended December 31, 2004.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
Contract revenues from collaborations	$4,606	$1,487	$7,224	$2,974

Costs and expenses:
Research and development	13,807	11,268	24,980	22,962
General and administrative	3,429	2,746	6,303	5,659
	17,236	14,014	31,283	28,621
Loss from operations	(12,630)	(12,527)	(24,059)	(25,647)
Interest income	402	266	732	429
Interest expense	(65)	(81)	(130)	(175)
Net loss	$(12,293)	$(12,342)	$(23,457)	$(25,393)
Net loss per share, basic and diluted	$(0.62)	$(0.68)	$(1.18)	$(1.48)
Weighted average shares used in computing net loss per common share, basic and diluted	19,887	18,215	19,801	17,131

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)
Operating activities:
Net loss	$(23,457)	$(25,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	1,076
Amortization of deferred stock compensation, net	11	67
Non-cash stock compensation (recovery)	(657)	125
Changes in assets and liabilities:
Accounts receivable	(1,181)	500
Other receivables	111	(378)
Prepaid expenses and other current assets	(187)	(59)
Other assets	81	31
Accounts payable	1,240	1,166
Accrued compensation	(697)	200
Other accrued liabilities	513	(63)
Deferred revenue	7,132	(1,635)
Deferred rent and other long-term liabilities	(402)	2,908
Net cash used in operating activities	(16,906)	(21,455)

Investing activities:
Purchase of available-for-sale securities	(31,887)	(62,404)
Maturities of available-for-sale securities	43,160	24,400
Capital expenditures	(554)	(260)
Net cash provided by/(used in) investing activities	10,719	(38,274)

Financing activities:
Proceeds from capital lease financing	1,191	77
Payments on capital lease obligations	(1,025)	(1,174)
Net proceeds from issuances of common stock	5,850	59,017
Net cash provided by financing activities	6,016	57,920

Net increase (decrease) in cash and cash equivalents	(171)	(1,809)
Cash and cash equivalents at beginning of period	10,495	9,621
Cash and cash equivalents at end of period	$10,324	$7,812

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

Pro forma information regarding net loss and net loss per share has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by FAS No. 123, as amended by FAS No. 148. The fair value for these options was estimated at the date of grant using the Black-Scholes model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Our pro forma information follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss-as reported:	$(12,293)	$(12,342)	$(23,457)	$(25,393)
Less: Total stock-based employee compensation expense (recovery) determined under APB 25	730	(810)	(531)	(6)
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards	2,543	2,307	4,893	3,853
Pro forma net loss	$(14,106)	$(15,459)	$(28,881)	$(29,252)
Basic and diluted net loss per common share:
As reported	$(0.62)	$(0.68)	$(1.18)	$(1.48)
Pro forma	$(0.71)	$(0.85)	$(1.46)	$(1.71)

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

5. Cash, Cash Equivalents, and Available-For-Sale Securities

Available-for-sale securities consist of the following (in thousands):

	Estimated Fair Value at
	June 30, 2005	December 31, 2004

Checking account	$1,458	$240
Money market funds	8,866	9,261
Federal agency securities	14,007	15,684
Corporate bonds and notes	35,761	46,242
	$60,092	$71,427

Reported as:
Cash and cash equivalents	$10,324	$10,495
Available-for-sale securities	49,768	60,932
	$60,092	$71,427

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2005
Federal agency securities	$14,023	$—	(16)	$14,007
Corporate bonds and notes	$35,856	1	(96)	35,761
Total	$49,879	$1	$(112)	$49,768

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
Federal agency securities	$15,709	$2	$(27)	$15,684
Corporate bonds and notes	46,437	6	(201)	46,242
Total	$62,146	$8	$(228)	$61,926

At June 30, 2005, the above debt securities had a weighted average maturity of approximately 99 days and all will mature in less than one year.

The following table shows the gross unrealized losses and fair values of our investments in individual securities that are in an unrealized loss aggregated by investment category, (in thousands):

	Fair Value	Unrealized (Losses)/gains
June 30, 2005
Federal agency securities	$14,007	$(16)
Corporate bonds and notes	29,296	(96)
Total	$43,303	$(112)
December 31, 2004
Federal agency securities	$11,706	$(27)
Corporate bonds and notes	37,294	(201)
Total	$49,000	$(228)

At June 30, 2005, we had investments in individual securities with a fair market value of approximately $17.2 million that have been in a continuous unrealized loss position for more than twelve months. As of June 30, 2005, this unrealized loss position was approximately $85,000.  We have not recorded an impairment charge as of  June 30, 2005, since we have the ability and intent to hold these investments to maturity at which time no gain or loss would be recognized.  All of these investments will mature by December 31, 2005.  During the periods presented, there we no recorded realized gains or losses on investments.

As of June 30, 2005 a total of 26 individual securities were in an unrealized loss position.   As of December 31, 2004, 32 individual securities were in an unrealized loss position.

5. Merck Collaboration

In November 2004, we entered into a broad collaboration agreement with Merck & Co., Inc. to investigate ubiquitin ligases, a new class of drug target, to find treatments for cancer and potentially other diseases. At the time we entered into the agreement, we received an initial cash payment of $7.6 million and funding for our research scientists for two and a half years. We are recognizing the upfront payment ratably over the two and a half year term of the research agreement.   We are recognizing a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project.  The amount that is deferred is currently anticipated to be recognized as revenue at the end of the research phase of the agreement (May 2007) when all of our obligations have been fulfilled under the terms of the contract.  As of June 30, 2005, $861,000 has been deferred which represents amounts invoiced to Merck from the initiation of the research term in excess of the required headcount to be allocated to the project through the balance sheet date.   We are also eligible to receive milestone payments for preclinical and clinical events in the future. Merck is responsible for worldwide development and commercialization of any resulting compounds and will pay Rigel royalties on future product sales, if any. The collaboration is based on a number of new targets delivered by Merck and does not include our current ligase targets. In addition, we may nominate our own targets for potential inclusion in the collaboration.

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

7. Equipment Lease Line

In June 2005, our equipment credit line under an original master agreement was extended to create a total borrowing limit of $1.5 million.  We have the ability to draw down on this line through June 2006.  The payment period will be for three years with the interest rate on the line fixed at drawdown.  Each line has a bargain purchase buyout provision of $101.  As of June 30, 2005, none of this line has been utilized.

7. Subsequent Event

Equity Financing

On July 20, 2005, we completed a public offering in which we sold 4,197,500 shares of our common stock, including 547,500 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, at a price to the public of $20.75 per share.  We received proceeds of approximately $81.9 million after deducting underwriting discounts and commissions.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the condensed balance sheet of Rigel Pharmaceuticals, Inc. as of June 30, 2005, and the related condensed statements of income for the three-month and six month periods ended June 30, 2005 and 2004, and the condensed statements of cash flows for six-month periods ended June 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the condensed balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2004, and the related statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 10, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Palo Alto, California
July 19, 2005

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2004 audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may occur in future periods.

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

Overview

Our mission is to become a source of novel, small-molecule drugs to meet large, unmet medical needs. We have three product development programs: allergy/asthma, rheumatoid arthritis and cancer. We have two product candidates in clinical trials, R112 for allergic rhinitis and R406/788 for rheumatoid arthritis, and we expect to file an investigational new drug application, or IND for R763 for the treatment of cancer in the fourth quarter of 2005. Our business model is to develop a portfolio of product candidates for our own proprietary programs and with potential collaborative partners. Our drug discovery engine is based on advanced, proprietary techniques that allow us to identify targets with a demonstrable role in a disease pathway and to screen efficiently for those targets that are likely to be amenable to drug modulation. We believe that this approach to drug discovery will enable us to commence clinical trials with one lead compound each year. Our research efforts are focused in the areas of immunology/inflammation, oncology and virology.

Over the last couple of years, we have matured into a drug development company with multiple product candidates in various stages of development.

•      R112—Product Candidate for Allergic Rhinitis.  In April 2004, we initiated a Phase II “park study” clinical trial in which we measured allergic symptom improvement.   This randomized, placebo-controlled Phase II “park study” enrolled 319 patients with the primary objective of measuring the safety and efficacy of R112 as an intranasal treatment for allergic rhinitis. On August 2, 2004, we announced the results of this trial, which demonstrated that, in the study population, R112 reduced certain symptoms of allergic rhinitis in a statistically significant manner compared to placebo, had a favorable safety profile and had a rapid onset of action in symptom improvement. There were no significant drug-related adverse events reported in the trial, and adverse event frequencies were indistinguishable from placebo.  As early as the 30 to 45 minute time interval after dosing, R112 showed a significant improvement in symptom scores over placebo and demonstrated a rapid onset of action in symptom improvement.  Furthermore, these beneficial effects lasted throughout the entire measurement period until the end of the park day.  In particular, symptoms most closely associated with chronic nasal congestion (e.g., stuffy nose) were dramatically improved with R112 over placebo.  Based on the results of the single and multi-dose trials, as well as the Phase II “park study,” we plan to move  R112 forward in clinical development with a  additional Phase II trial that will be initiated in August 2005.   Top line data is planned for the fourth quarter of 2005.  The trial is designed to assess and compare the safety and efficacy of R112 over a seven-day period versus placebo and versus a nasal steroid.  We are also actively seeking to partner with a pharmaceutical company with respect to R112. Under the terms of an agreement with Pfizer, Inc., Pfizer has a limited right of negotiation for R112 under certain circumstances, but the agreement does not preclude us from partnering with other pharmaceutical companies with respect to R112.

•      R406/788—Product Candidate for Rheumatoid Arthritis. In January 2004, we selected R406 as our lead product candidate to treat rheumatoid arthritis.  R406 is a novel, oral Syk kinase inhibitor that, in preclinical studies, blocked the activation of mast cells and B cells that promote the swelling and inflammatory response.  Data from pre-clinical studies indication that R406 was effective in a rodent arthritis model and was without significant toxicity at doses well above the effective dose.  We initiated an escalating single-does and multiple-dose, placebo-controlled Phase I clinical trial of R406 in December 2004 and we announced the preliminary results of the trial in March 2005.   The results of this study indicated that R406 was well tolerated at plasma levels of R406 that we plan to use moving forward. The study also generate pharmacokinetic/pharmacodynamic data establishing a correlation between R406 plasma levels and the inhibition of its target.  We are also studying an oral solid dosage formulation of R406 called R788 (and sometimes referred to as R406/788). We have initiated a Phase I clinical study of R406/788 in a single center, double-blind, randomized, placebo-controlled trial to investigate the safety and pharmacokinetics of escalating single and multiple doses of R406/788. The results from this study are expected later this year. We also plan to initiate further clinical studies on R406/788 in the fourth quarter of 2005. We anticipate that the results from these studies will allow us to conduct broader, longer-term safety, efficacy and pharmacokinetic studies in early 2006.

•      R763—Product Candidate for Oncology.  In July 2004, we identified R763 as a lead compound in our aurora kinase inhibition program, targeting cancer cell proliferation.  R763 is a potent, highly-selective, small-molecule inhibitor of aurora kinase.  We expect to file an IND, in the fourth quarter of 2005

We recently announced that we will undertake the development of other chemical scaffolds in our Hepatitus C virus   program because preliminary findings from pre-clinical studies of a pro-drug of R803 showed insufficient bioavailability. We expect to bring these alternate scaffolds into pre-clinical studies in 2006.

In addition to the above mentioned product candidates, we have ongoing research programs involving back-up candidates for the product candidates above as well as drug discovery efforts in our immunology/inflammation, virology, and oncology programs.

Corporate Collaborations

In addition to the preceding programs in which we retain all commercial and economic rights, we also carry on research and development programs in connection with our corporate collaborations.  As of June 30, 2005, we have collaborations with five major pharmaceutical companies, including one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics, two with Pfizer Inc., one initiated in 1999 and the other in the first quarter of  2005, relating to asthma and allergy therapeutics, one with Novartis Pharma AG with respect to four different programs relating to immunology, oncology and chronic bronchitis, one with Daiichi Pharmaceuticals Co., Ltd. in the area of oncology, and one with Merck, also in the area of oncology. All of these collaborations, excluding the recent Pfizer collaboration, have a research phase during which we receive or received funding based on the level of headcount allocated to a program. In all of these collaborations if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful.  As a result, we may be precluded from receiving any milestone payments or royalties under these agreements. Only the Daiichi and Merck programs provide for regular research reimbursement payments. The research phase of the Daiichi collaboration will end in August 2005.

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

We believe that there have been no significant changes in our critical accounting policies during the period ended June 30, 2005 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Stock-based Compensation

			Aggregate			Aggregate
	Three months ended		Change	Six Months ended		Change
	June 30,		2005 from	June 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)
Stock – based compensation/ (recovery) from:

Re-priced options	$715	$(928)	$1,643	$(551)	$(166)	$(385)
Consultant options	92	(27)	119	(115)	114	(229)
Other employee options	15	118	(103)	20	161	(141)
Total	$822	$(837)	$1,659	$(646)	$109	$(755)

We record charges associated with the stock options that were eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards. Therefore, we are recording a non-cash charge (recovery), generally for the intrinsic value of the options as they vest, utilizing the graded vesting method, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. We expect to continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense. For the three months ended June 30, 2005, we recorded non-cash compensation of $0.7 million related to all options eligible for replacement options.  This expense resulted from the increase in the market price of our common stock during this period.  For the three months ended June 30, 2004, we recorded a non-cash compensation recovery of $0.9 million related to all options eligible for the replacement.  This recovery resulted from the decrease in the market price of our common stock during this period.  We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R related to our employee stock option and employee stock purchase plans.

We also record charges associated with options granted to consultants reflecting the periodic revaluation of outstanding consultant options based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price. For the three months ended June 30 2005, we recorded non-cash compensation of $92,000 for revaluation of consultant options.   For the three months ended June 30, 2004, we recorded a non-cash compensation recovery of $27,000 for revaluation of consultant options.   We expect to see continued fluctuations in the future as a portion of these options are revalued based on the changes in the current market price of our common stock through the application of the graded vesting method.

Three and Six Months Ended June 30, 2005 and 2004

Revenues

			Aggregate			Aggregate
	Three months ended		Change	Six Months ended		Change
	June 30,		2005 from	June 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)

Contract revenue from collaborations	$4,606	$1,487	$3,119	$7,224	$2,974	$4,250

Revenues by collaborator were:

			Aggregate			Aggregate
	Three months ended		Change	Six Months ended		Change
	June 30,		2005 from	June 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)

Merck	$1,795	$—	$1,795	$3,260	$—	$3,260
Daiichi	1,561	654	907	2,223	1,308	915
Pfizer	1,250	—	1,250	1,741	—	1,741
Novartis	—	833	(833)	—	1,666	(1,666)
Total	$4,606	$1,487	$3,119	$7,224	$2,974	$4,250

Contract revenues from collaborations for the three and six months ended June 30, 2005 and 2004 consisted primarily of research support and amortization of upfront fees from our collaborations with Merck, Daiichi, Pfizer and, in 2004 only, Novartis.  In the three months ended June 30, 2005, revenues included a  $900,000 milestone payment from Daiichi which primarily related to the acceptance by Daiichi of two compounds to move toward pre-clinical testing.  The increase in revenues for the three and six months ended June 30, 2005 was due to the initiation of the Merck and Pfizer collaborations and the Daiichi milestone payment offset by the termination of the research phase of the Novartis oncology program in 2004.   We have deferred approximately $861,000 of research reimbursement revenue from Merck in order to only account for the headcount effort expended by us.  We expect this amount will be recognized as revenue no later than at the end of the research phase of the collaboration which will be May 2007.  We expect contract revenues from collaborations to be the significant component of our total revenues for the foreseeable future.

Research and Development Expenses

			Aggregate			Aggregate
	Three months ended		Change	Six Months ended		Change
	June 30,		2005 from	June 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)

Research and development expenses	$13,807	$11,268	$2,539	$24,980	$22,962	$2,018

Stock based compensation expense (recovery) included in research and development expenses	$566	$(556)	$1,122	$(461)	$229	$(690)

The increase in research and development expenses of $2.5 million for the three months ended June 30, 2005 was primarily attributable to an increase in our preclinical and clinical costs and stock-based compensation expense related to the re-priced stock options subject to variable accounting, as discussed previously under “Stock-Based Compensation” in the “Critical Accounting Policies and the Use of Estimates” section.  The increase in our preclinical and clinical costs for the three months ended June 30, 2005 was attributable to costs associated with our R406/788 program primarily related to  two UK Phase I studies and the initiation of certain toxicity studies.  The increase in research and development expenses of $2.0 million for the six months ended June 30, 2005 was primarily attributable to an increase in our preclinical and clinical costs offset by  stock-based compensation recovery related to the re-priced stock options subject to variable accounting.  The increase in our pre-clinical and clinical costs for the six months ended June 30, 2005 was attributable to costs associated with our R406/788 program.

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

General and Administrative Expenses

			Aggregate			Aggregate
	Three months ended		Change	Six Months ended		Change
	June 30,		2005 from	June 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)

General and administrative expenses	$3,429	$2,746	$683	$6,303	$5,659	$644

Stock based compensation expense (recovery) included in general and administrative expenses	$256	$(281)	$537	$(185)	$(120)	$65

The increase in general and administrative expenses of $0.7 million for the three months ended June 30, 2005 was primarily attributable to the stock-based compensation expense related to the re-priced stock options subject to variable accounting, as discussed previously under “Stock-Based Compensation” in the “Critical Accounting Policies and the Use of Estimates” section as wells as  increased legal costs associated with the expansion of our patent estate.  The increase in general and administrative expenses of $0.6 million for the six months ended June 30, 2005 was primarily attributable increased legal costs associated with the expansion of our patent estate.

Net Interest Income

			Aggregate			Aggregate
	Three months ended		Change	Six Months ended		Change
	June 30,		2005 from	June 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)

Net interest income	$337	$185	$152	$602	$254	$348

Interest income results from our interest-bearing cash and investment balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset purchases.  The increase in both the three and six months ended June 30, 2005 is primarily attributable to an increase in the overall interest rates earned on our investment balances.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements.  On July 20, 2005, we completed a public offering in which we sold 4,197,500 shares of our common stock, including 547,500 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, at a price to the public of $20.75 per share which resulted in proceeds to us of approximately $81.9 million after deducting underwriting discounts and commissions.  We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through at least the next 18 months. Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, our facility lease commitments and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our research and development activities.

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

As of June 30, 2005, we had $60.1 million in cash, cash equivalents and available-for-sale securities, as compared to $71.4 million as of December 31, 2004, a decrease of $11.3 million.  We were able to offset a portion of our operating spending for the six months ended June 30, 2005 by the receipt of $15.0 million from Pfizer per our collaboration agreement.  We also received $1.2 million under our equipment financing arrangements which was offset by $1.0 million in debt service payments.   For the three and six months ended June 30, 2005 and 2004, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

The following are our contractual commitments (by fiscal year) as of June 30, 2005 associated with debt obligations, contracted research obligations, and lease obligations:

	Total	2005	2006 -2008	2009 -2010	2011-2018
	(in thousands)
Debt obligations (1)	$2,488	$638	$1,850	$—	$—
License commitments	300	—	300	—	—
Facilities leases, net of sublease (2)(3)	174,021	4,738	40,253	26,878	102,152
Total	$176,809	$5,376	$42,403	$26,878	$102,152

(1)           As of June 30, 2005, we had $2.3 million in debt obligations associated with our equipment additions. All existing debt agreements as of June 30, 2005 are secured by the equipment financed and are due in monthly installments through 2008.

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

We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years.  On July 20, 2005, we completed a public offering in which we sold 4,197,500 shares of our common stock, including 547,500 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, at a price to the public of $20.75 per share, which resulted in proceeds to us of approximately $81.9 million after deducting underwriting discounts and commissions.  We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through at least the next 18 months. Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our infrastructure and research and development activities.

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

•      the progress of research programs carried out by us;

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

•      the costs and timing of regulatory approvals and filings by us and our collaborators; and

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

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of $23.5 million for the first six months of 2005, $56.3 million in 2004 and $41.2 million in 2003. Currently, our revenues are generated solely from research payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of March 31, 2005, we had an accumulated deficit of approximately $223.4 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that early-stage drug discovery and development might not successfully generate good product candidates.

At the present time, the majority of our operations are in the early stages of drug identification and development. We currently have two product compounds in the clinical testing stage. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our product compounds in the clinic and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects as well as unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing, competition and costs and expenses that may exceed current estimates. The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own compounds in development, we have established anticipated timelines for clinical development based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines with respect to the initiation or completion of clinical studies.

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

Commercialization of our product candidates depends upon successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, if patients experience undesirable adverse events, we may be required to halt or suspend a clinical trial.

We have initiated a Phase I clinical study of R406/788, an oral solid dosage formulation of R406, and have plans to conduct further clinical studies of R406/788 later this year. Because R406/R788 and R406 are not identical, we cannot assure you that R406/788 and R406 will have similar safety profiles. Further, because preclinical studies are not necessarily predictive of clinical results, we cannot provide you with any assurance of the likely results from our future clinical trials of R406 /788 or the impact of those results on our business.

Delays in clinical testing could result in increased costs to us.

Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be halted or revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. Environmental conditions may impact the execution of some clinical trials, particularly during the allergy season for our allergic rhinitis program.

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

We currently do not have manufacturing capabilities or experience necessary to produce our product candidates, including R112, R406/788 and R763 for preclinical testing and clinical trials. We rely on a single third-party contractor to produce R112 and R406/788 bulk drug substance. We also rely on different single manufacturers for finished R112 and R406/788 product for preclinical and clinical testing. We will rely on manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the U.S. Food and Drug Administration’s, or FDA’s current Good Manufacturing Practices, or GMP. These outsourcing efforts with respect to manufacturing preclinical and clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our IND applications and/or the initiation of clinical trials that we have currently planned.

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

Our ability to generate revenue in the near term depends on our ability to enter into additional collaborative agreements with third parties and to maintain the agreements we currently have in place. Our ability to enter into new collaborations and the revenue, if any, that may be recognized under these collaborations is highly uncertain. If we are unable to enter into new collaborations, our business prospects could be harmed, which could have an immediate adverse effect on the trading price of our stock.

To date, most of our revenues have been related to the research phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is partially offset by corresponding research costs. Following the completion of the research phase of each collaborative agreement, additional revenues may come only from milestone payments and royalties, which may not be paid, if at all, until some time well into the future. The risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. In late 2001, we recorded the first revenue from achievement of milestones in both the Pfizer and Johnson & Johnson collaborations. During 2002, we recorded our first milestone for both Novartis and Daiichi. Under many agreements, however, milestone payments may not be earned until the collaborator has advanced products into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our stock.

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

The research phase of our collaboration with Johnson & Johnson ended in December 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis ended in July 2004. The research phase of our corporate collaboration agreement with Daiichi will end in August 2005. In November 2004, we signed a new corporate collaboration with Merck, and in January 2005, we signed an additional collaboration with Pfizer. These agreements could be terminated by the other party, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the expertise of our collaborative partners could adversely affect our business.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 150 pending patent applications and over 50 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We are a party to certain in-license agreements that are important to our business, and we generally do not control the prosecution of in-licensed technology. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we exercise over our internally-developed technology. Moreover, some of our academic institution licensors, research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired. In addition, some of the technology we have licensed relies on patented inventions developed using U.S. government resources. The U.S. government retains certain rights, as defined by law, in such patents, and may choose to exercise such rights. Certain of our in-licenses may be terminated if we fail to meet specified obligations. If we fail to meet such obligations and any of our licensors exercise their termination rights, we could lose our rights under those agreements. If we lose any of our rights, it may adversely affect the way we conduct our business. In addition, because certain of our licenses are sublicenses, the actions of our licensors may affect our rights under those licenses.

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

•      may require large numbers of test subjects; and

•      may be suspended by us, our collaborators or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

While we have stated that we intend to file additional INDs, this is only a statement of intent, and we may not be able to do so because we may not be able to identify potential product candidates. In addition, the FDA may not approve any IND in a timely manner, or at all.

Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective in the patient population and the indication that will be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our potential products or us. Additionally, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

If regulatory approval of a product is granted, this approval will be limited to those indications or disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing approval.

Outside the United States, our ability, or that of our collaborative partners, to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks associated with FDA approval described above and may also include additional risks.

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

As a small company with only 148 employees as of June 30, 2005, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

•      selling by large stockholders;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short-term investments and other long-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities For the three months ended June 30, 2005 and 2004, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2005 to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

We held our 2005 annual meeting of stockholders on June 2, 2005.  At such meeting, the following actions were voted upon.

(a)   To elect a director, Walter H. Moos, PhD,  to hold office until our 2008 Annual Meeting of Stockholders.

Votes in Favor	Votes Against
15,958,603	236,464

(b)   To elect a director, Hollings C. Renton,  to hold office until our 2008 Annual Meeting of Stockholders.

Votes in Favor	Votes Against
12,054,134	4,140,933

(c)   To elect a director, Stephen A. Sherwin, MD,  to hold office until our 2008 Annual Meeting of Stockholders.

Votes in Favor	Votes Against
15,759,191	435,876

(d)   To approve our 2000 Equity Incentive Plan as amended.

Votes in Favor	Votes Against
6,858,611	6,047,606

(e)   To approve our 2000 Non-Employee Directors’ Stock Option Plan as amended.

Votes in Favor	Votes Against
9,383,258	3,523,237

(f)    To ratify the selection by the audit committee of our board of directors of Ernst & Young LLP as independent auditors of Rigel for our fiscal year ending December 31, 2005.

Votes in Favor	Votes Against
15,963,414	229,982

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date:	August 5, 2005

By:	/s/ JAMES H. WELCH
James H. Welch
Vice President, Chief Financial Officer and Corporate
Secretary
(Principal Financial and Accounting Officer)

Date:	August 5, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Common Stock Certificate. (1)
4.2	Amended and Restated Investor Rights Agreement, between Rigel and holders of Rigel’s Series B, Series C, Series D and Series E preferred stock, dated February 3, 2000. (2)
4.3	Form of warrant to purchase shares of common stock. (2)
4.7	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock. (3)
4.8	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock. (4)
4.10	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (3)
4.23	Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003. (5)
4.24	Common Stock Purchase Agreement by and between Rigel and Pfizer Inc., dated March 10,2005 (6)
15.1	Letter re: unaudited interim financial information.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 24, 2003 and incorporated herein by reference.
(2)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(5)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(6)

Filed as Exhibit B to the Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (Exhibit 10.30 to this Quarterly Report on Form 10-Q) and incorporated herein by reference.