Form 10-Q
period 2005-09-30
RIGEL PHARMACEUTICALS INC
filed 2005-11-08
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of October 27, 2005, there were 24,162,531 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$91,756	$10,495
Available-for-sale securities	36,167	60,932
Accounts receivable	1,050	—
Other receivables	570	699
Prepaid expenses and other current assets	2,156	2,113
Total current assets	131,699	74,239

Property and equipment, net	2,663	2,813
Other assets	1,657	1,770
	$136,019	$78,822

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,738	$1,945
Accrued compensation	1,595	1,639
Other accrued liabilities	1,746	1,555
Deferred revenue	8,040	3,728
Deferred rent	—	1,230
Capital lease obligations	1,022	1,321
Total current liabilities	15,141	11,418

Long-term portion of capital lease obligations	980	781
Long-term portion of deferred revenue	4,768	4,180
Long-term portion of deferred rent	10,830	9,685
Other long-term liabilities	420	457

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,154,428 and 19,661,295 shares issued and outstanding on September 30, 2005 and December 31, 2004, respectively	24	20
Additional paid-in capital	352,590	264,823
Deferred stock compensation	(30)	(56)
Accumulated other comprehensive loss	(75)	(220)
Accumulated deficit	(248,629)	(212,266)
Total stockholders’ equity	103,880	52,301
	$136,019	$78,822

Note (1)               The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K, for the year ended December 31, 2004.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
Contract revenues from collaborations	$3,282	$659	$10,506	$3,633

Costs and expenses:
Research and development	13,676	13,266	38,656	36,228
General and administrative	3,383	3,711	9,686	9,370
	17,059	16,977	48,342	45,598
Loss from operations	(13,777)	(16,318)	(37,836)	(41,965)
Interest income	935	255	1,667	684
Interest expense	(64)	(73)	(194)	(248)
Net loss	$(12,906)	$(16,136)	$(36,363)	$(41,529)
Net loss per share, basic and diluted	$(0.56)	$(0.88)	$(1.74)	$(2.37)
Weighted average shares used in computing net loss per common share, basic and diluted	23,235	18,386	20,958	17,552

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Operating activities:
Net loss	$(36,363)	$(41,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	683	1,553
Amortization of deferred stock compensation, net	17	101
Non-cash stock compensation	121	2,399
Changes in assets and liabilities:
Accounts receivable	(1,050)	500
Other receivables	129	(86)
Prepaid expenses and other current assets	(43)	(124)
Other assets	113	61
Accounts payable	793	1,105
Accrued compensation	(44)	811
Other accrued liabilities	191	(110)
Deferred revenue	4,900	(1,866)
Deferred rent and other long-term liabilities	(122)	4,309
Net cash used in operating activities	(30,675)	(32,876)

Investing activities:
Purchase of available-for-sale securities	(45,984)	(70,904)
Maturities of available-for-sale securities	70,894	41,585
Capital expenditures	(533)	(853)
Net cash provided by/(used in) investing activities	24,377	(30,172)

Financing activities:
Proceeds from capital lease financing	1,191	454
Payments on capital lease obligations	(1,291)	(1,743)
Net proceeds from issuances of common stock	87,659	60,331
Net cash provided by financing activities	87,559	59,042

Net increase (decrease) in cash and cash equivalents	81,261	(4,006)
Cash and cash equivalents at beginning of period	10,495	9,621
Cash and cash equivalents at end of period	$91,756	$5,615

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Our pro forma information follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss-as reported:	$(12,906)	$(16,136)	$(36,363)	$(41,529)
Less: Total stock-based employee compensation expense determined under APB 25	645	1,979	114	1,973
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards	2,451	1,613	7,344	5,466
Pro forma net loss	$(14,712)	$(15,770)	$(43,593)	$(45,022)
Basic and diluted net loss per common share:
As reported	$(0.56)	$(0.88)	$(1.74)	$(2.37)
Pro forma	$(0.63)	$(0.86)	$(2.08)	$(2.57)

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

6. Cash, Cash Equivalents, and Available-For-Sale Securities

Available-for-sale securities consist of the following (in thousands):

	Estimated Fair Value at
	September 30, 2005	December 31, 2004

Checking account	$1,542	$240
Money market funds	13,899	9,261
Federal agency securities	10,434	15,684
Corporate bonds and notes	102,048	46,242
	$127,923	$71,427

Reported as:
Cash and cash equivalents	$91,756	$10,495
Available-for-sale securities	36,167	60,932
	$127,923	$71,427

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2005
Federal agency securities	$8,227	$—	(9)	$8,218
Corporate bonds and notes	$28,015	2	(68)	27,949
Total	$36,242	$2	$(77)	$36,167

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
Federal agency securities	$15,709	$2	$(27)	$15,684
Corporate bonds and notes	46,437	6	(201)	46,242
Total	$62,146	$8	$(228)	$61,926

At September 30, 2005, the above debt securities had a weighted average maturity of approximately 55 days with one security with a fair market value of $2.0 million having a maturity greater than 360 days.

The following table shows the gross unrealized losses and fair values of our investments in individual securities that are in an unrealized loss aggregated by investment category, (in thousands):

	Fair Value	Unrealized (Losses)/gains
September 30, 2005
Federal agency securities	$5,475	$(9)
Corporate bonds and notes	23,967	(68)
Total	$29,442	$(77)
December 31, 2004
Federal agency securities	$11,706	$(27)
Corporate bonds and notes	37,294	(201)
Total	$49,000	$(228)

At September 30, 2005, we had investments in individual securities with a fair market value of approximately $10.5 million that have been in a continuous unrealized loss position for more than twelve months. As of September 30, 2005, this unrealized loss position was approximately $33,000.  We have not recorded an impairment charge as of  September 30, 2005, since we have the ability and intent to hold these investments to maturity at which time no gain or loss would be recognized.  All of these investments will mature by December 31, 2005.  During the periods presented, there were no recorded realized gains or losses on investments.

As of September 30, 2005 a total of  18 individual securities were in an unrealized loss position.   As of December 31, 2004, 32 individual securities were in an unrealized loss position.

7. Merck Collaboration

In November 2004, we entered into a broad collaboration agreement with Merck & Co., Inc. to investigate ubiquitin ligases, a new class of drug target, to find treatments for cancer and potentially other diseases. At the time we entered into the agreement, we received an initial cash payment of $7.6 million and funding for our research scientists for two and a half years. We are recognizing the upfront payment ratably over the two and a half year term of the research agreement.   We are recognizing a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project.  The amount that is deferred is currently anticipated to be recognized as revenue at the end of the research phase of the agreement (May 2007) when all of our obligations have been fulfilled under the terms of the contract.  As of September 30, 2005, $859,000 remains deferred which represents amounts invoiced to Merck from the initiation of the research term in excess of the required headcount to be allocated to the project through the balance sheet date.   We are also eligible to receive milestone payments for preclinical and clinical events in the future. Merck is responsible for worldwide development and commercialization of any resulting compounds and will pay Rigel royalties on future product sales, if any. The collaboration is based on a number of new targets delivered by Merck and does not include our current ligase targets. In addition, we may nominate our own targets for potential inclusion in the collaboration.

8. Pfizer Collaboration

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

In connection with this collaboration, Pfizer paid us $10.0 million upfront and purchased $5.0 million of our common stock at a premium.  We are amortizing the upfront amount into revenue over 24 months which we consider to be the overall amount of time it will take Pfizer to nominate two of our compounds for advanced pre-clinical development.

9. Equipment Lease Line

In June 2005, our equipment credit line under an original master agreement was extended to create a total borrowing limit of $1.5 million.  We have the ability to draw down on this line through June 2006.  The payment period will be for three years with the interest rate on the line fixed at drawdown.  Each line has a bargain purchase buyout provision of $101.  As of September 30, 2005, no amounts have been drawn on this credit line.

10. Equity Financing

In July 2005, we completed a public offering in which we sold 4,197,500 shares of our common stock, including 547,500 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, at a price to the public of $20.75 per share.  We received net proceeds of approximately $81.6 million after deducting underwriting discounts and commissions and related expenses.

11. Subsequent Event

On October 24, 2005 , we signed  a licensing agreement with Serono that grants to Serono an exclusive license to develop and commercialize product candidates from our Aurora kinase inhibitor program which includes R763. Under the terms of the agreement, we received initial payments totaling $25.0 million, comprised of a license fee of $10.0 million and the purchase of $15.0 million of our common stock, at a premium.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the condensed balance sheet of Rigel Pharmaceuticals, Inc. as of  September 30, 2005, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed statements of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the condensed balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2004, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 10, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Palo Alto, California
November 7, 2005

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2004 audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may occur in future periods.

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

Overview

Rigel is a clinical stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory diseases, cancer and viral diseases. Our goal is to move one new product candidate for a significant indication into the clinic each year. We have achieved this goal since 2002. Our research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have three product development programs in allergy/asthma, rheumatoid arthritis and cancer.

Over the last couple of years, we have matured into a  clinical stage drug development company with multiple product candidates in various stages of development.

•                    R112—Product Candidate for Allergic Rhinitis.  In April 2004, we initiated a Phase II “park study” clinical trial in which we measured allergic symptom improvement.   This randomized, placebo-controlled Phase II “park study” enrolled 319 patients with the primary objective of measuring the safety and efficacy of R112 as an intranasal treatment for allergic rhinitis. On August 2, 2004, we announced the results of this trial, which demonstrated that, in the study population, R112 reduced certain symptoms of allergic rhinitis in a statistically significant manner compared to placebo, had a favorable safety profile and had a rapid onset of action in symptom improvement. There were no significant drug-related adverse events reported in the trial, and adverse event frequencies were indistinguishable from placebo.  As early as the 30 to 45 minute time interval after dosing, R112 showed a significant improvement in symptom scores over placebo and demonstrated a rapid onset of action in symptom improvement.  Furthermore, these beneficial effects lasted throughout the entire measurement period until the end of the park day.  In particular, symptoms most closely associated with chronic nasal congestion (e.g., stuffy nose) were dramatically improved with R112 over placebo.  Based on the results of the single and multi-dose trials, as well as the Phase II “park study,” we initiated an additional Phase II trial in August 2005 with top line data planned for by the end this year.  This trial, which enrolled 397 patients, is a randomized, double-blind study comparing R112 to placebo and Beconase AQ® (beclomethasone) nasal spray over a seven day period. We are also actively seeking to partner with a pharmaceutical company with respect to R112. Under the terms of an agreement with Pfizer, Inc., Pfizer has a limited right of negotiation for R112 under certain circumstances, but the agreement does not preclude us from partnering with other pharmaceutical companies with respect to R112.

•                    R406/788—Product Candidate for Rheumatoid Arthritis. In January 2004, we selected R406 as our lead product candidate to treat rheumatoid arthritis.  R406 is a novel, oral Syk kinase inhibitor that, in preclinical studies, blocked the activation of mast cells and B cells that promote the swelling and inflammatory response.  Data from pre-clinical studies indication that R406 was effective in a rodent arthritis model and was without significant toxicity at doses well above the effective dose.  We initiated an escalating single-does and multiple-dose, placebo-controlled Phase I clinical trial of R406 in December 2004 and we announced the preliminary results of the trial in March 2005.   The results of this study indicated that R406 was well tolerated at plasma levels of R406 that we plan to use moving forward. The study also generated pharmacokinetic/pharmacodynamic data establishing a correlation between R406 plasma levels and the inhibition of its target.  We are also studying an oral solid dosage formulation of R406 called R788 (and sometimes referred to as R406/788). We completed a Phase I clinical study of R788 in a single center, double-blind, randomized, placebo-controlled trial to investigate the safety and pharmacokinetics of escalating single and multiple doses of R788. The results from this study are expected later this year.   We anticipate that the results from these studies will allow us to conduct broader, longer-term safety, efficacy and pharmacokinetic studies in 2006.

•                    R763—Product Candidate for Oncology.  In July 2004, we identified R763 as a lead compound in our aurora kinase inhibition program, targeting cancer cell proliferation.  R763 is a potent, highly-selective, small-molecule inhibitor of aurora kinase.  We expect to file an IND by the end of 2005.  In October 2005 , we signed a licensing agreement with Serono that grants to Serono an exclusive license to develop and commercialize product candidates from our Aurora kinase inhibitor program which includes R763.  Under the agreement, we are responsible for filing the IND for R763 while Serono  will be responsible for the further development and commercialization of R763, as well as any other product candidates arising from our Aurora kinase inhibitor program.

In July 2005, we announced that we will undertake the development of other chemical scaffolds in our Hepatitis C virus program because preliminary findings from pre-clinical studies of a pro-drug of R803 showed insufficient bioavailability. We expect to bring these alternate scaffolds into pre-clinical studies in 2006.

In addition to the above mentioned product candidates, we have ongoing research programs involving back-up candidates for the product candidates above as well as drug discovery efforts in our immunology/inflammation, virology, and oncology programs.

Corporate Collaborations

We carry on research and development programs in connection with our corporate collaborations.  As of  October  30, 2005, we have collaborations with six major pharmaceutical/biotech companies, including one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics, two with Pfizer Inc., one initiated in 1999 and the other in the first quarter of  2005, relating to asthma and allergy therapeutics, one with Novartis Pharma AG with respect to four different programs relating to immunology, oncology and chronic bronchitis, one with Daiichi Pharmaceuticals Co., Ltd. in the area of oncology, one with Merck, in the area of oncology, and one with Serono in the area of oncology . All of these collaborations, excluding the recent Pfizer and the Serono collaborations, have a research phase during which we receive or received funding based on the level of headcount allocated to a program. In all of these collaborations if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful.  As a result, we may be precluded from receiving any milestone payments or royalties under these agreements. Only the Merck program currently provides for regular research reimbursement payments as the research phase of the Daiichi collaboration ended in August 2005.

We are exploring new opportunities with existing and potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation. Our collaborations with Daiichi and recently with Merck are both later stage focusing on drug discovery and development. Our 2005 collaboration with Pfizer covers compounds at the preclinical and lead designation stages while our 2005 collaboration with Serono covers a compound for which an IND will be filed before the end of 2005.  We currently anticipate that in order to support our current research programs we will need to self-fund our own research programs, which involve an increased rate of spending, to later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborations may have an expanded focus and could include HTS, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development of compounds we have discovered. In addition, we believe these future collaborations could be structured to consist of upfront payments, the purchase of our common stock, milestone payments upon meeting certain conditions, research reimbursement payments and/or royalties upon commercialization of products resulting from the collaboration.

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

We believe that there have been no significant changes in our critical accounting policies during the period ended September 30, 2005 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Revenues related to collaborative research with our corporate collaborators are recognized as research services are performed over the related development funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases approximate or exceed the revenue recognized under such agreements over the term of the respective agreements.  For the Merck collaboration, we are recognizing a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project.  It is our policy to recognize revenue based on our level of effort expended, however, revenue recognized will not exceed amounts billable under the arrangement which corresponds to cash receipts.

Milestones are recognized pursuant to collaborative agreements upon the achievement of these at risk milestones.

Royalties will be recognized as earned in accordance with the contract terms when the third party results are reliably measurable and collectibility is reasonably assured.

Stock-based Compensation

			Aggregate			Aggregate
	Three months ended		Change	Nine months ended		Change
	September 30,		2005 from	September 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)
Stock—based compensation from:

Re-priced employee options	$633	$1,953	$(1,320)	$82	$1,787	$(1,705)
Consultant options	139	310	(171)	24	424	(400)
Other employee options	12	26	(14)	32	187	(155)
Total	$784	$2,289	$(1,505)	$138	$2,398	$(2,260)

We record charges associated with the stock options that were eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, are being treated for financial reporting purposes as variable awards. Therefore, we are recording a non-cash charge, generally for the intrinsic value of the options as they vest, utilizing the graded vesting method, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. We expect to continue to reflect increases and decreases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. The higher the market value of our common stock, the greater the compensation expense. For the three months ended September 30, 2005, we recorded non-cash compensation of $0.6 million related to all employee options eligible for replacement options.  This expense resulted from the increase in the market price of our common stock during this period.  For the three months ended September 30, 2004, we recorded non-cash compensation of $2.0 million related to all options eligible for the replacement.  This expense resulted from the increase in the market price of our common stock during this period.  We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R related to our employee stock option and employee stock purchase plans.

We also record charges associated with options granted to consultants reflecting the periodic revaluation of outstanding consultant options based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price. For the three months ended September 30 2005, we recorded non-cash compensation of $139,000 for revaluation of consultant options.   For the three months ended September 30, 2004, we recorded non-cash compensation of $310,000 for revaluation of consultant options.   We expect to see continued fluctuations in the future as a portion of these options are revalued based on the changes in the current market price of our common stock through the application of the graded vesting method.

Three and Nine Months Ended September 30, 2005 and 2004

Revenues

			Aggregate			Aggregate
	Three months ended		Change	Nine months ended		Change
	September 30,		2005 from	September 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)

Contract revenue from collaborations	$3,282	$659	$2,623	$10,506	$3,633	$6,873

Revenues by collaborator were:

			Aggregate			Aggregate
	Three months ended		Change	Nine months ended		Change
	September 30,		2005 from	September 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)

Merck	$1,812	$—	$1,812	$5,072	$—	$5,072
Pfizer	1,250	—	1,250	2,991	—	2,991
Daiichi	220	659	(439)	2,443	1,967	476
Novartis	—	—	—	—	1,666	(1,666)
Total	$3,282	$659	$2,623	$10,506	$3,633	$6,873

Contract revenues from collaborations for the three and nine months ended September 30, 2005 and 2004 consisted primarily of research support and amortization of upfront fees from our collaborations with Merck, Daiichi, Pfizer and, for the nine months ended September 30, 2004 only, Novartis.  In the nine months ended September 30, 2005, revenues included a  $900,000 milestone payment from Daiichi which primarily related to the acceptance by Daiichi of two compounds to move toward pre-clinical testing.  The increase in revenues for the three and nine months ended September 30, 2005 was due to the initiation of the Merck and Pfizer collaborations and the Daiichi milestone payment offset by the termination of the research phase of the Novartis oncology program in 2004.   We have deferred approximately $859,000 of research reimbursement revenue from Merck in order to only account for the headcount effort expended by us.  We expect this amount will be recognized as revenue no later than at the end of the research phase of the collaboration which will be May 2007.  We expect contract revenues from collaborations to be the significant component of our total revenues for the foreseeable future.

Research and Development Expenses

			Aggregate			Aggregate
	Three months ended		Change	Nine months ended		Change
	September 30,		2005 from	September 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)

Research and development expenses	$13,676	$13,266	$410	$38,656	$36,228	$2,428

Stock based compensation expense included in research and development expenses	$570	$1,634	$(1,064)	$109	$1,863	$(1,754)

The increase in research and development expenses of $0.4 million for the three months ended September 30, 2005 was primarily attributable to an increase in our preclinical and clinical costs and personnel costs offset by a reduction in  stock-based compensation expense related to the re-priced stock options subject to variable accounting, as discussed previously under “Stock-Based Compensation” in the “Critical Accounting Policies and the Use of Estimates” section.  The increase in our preclinical and clinical costs for the three months ended September 30, 2005 was attributable to costs associated with our R763, R112 and R788 programs.  The costs attributable to R763 were related to ongoing IND enabling studies, as well as the production of material for our upcoming clinical trials.  The costs attributable to R112 were related to clinical costs associated with the Phase II study initiated in August 2005.  The costs attributable to R788 were related to our ongoing clinical trials as well as continuing IND enabling studies. The increase in research and development expenses of $2.4 million for the nine months ended September 30, 2005 was primarily attributable to an increase in our preclinical and clinical costs and personnel costs offset by  a reduction in stock-based compensation expense related to the re-priced stock options subject to variable accounting.  The increase in our pre-clinical and clinical costs for the nine months ended September 30, 2005 was attributable to costs associated with our R788  and R763 programs, offset by a decrease in costs related to the R803 program, which was discontinued in July 2005.   We expect that research and development expenses will increase through the remainder of 2005 due to the completion of the Phase II study for R112.

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

General and Administrative Expenses

			Aggregate			Aggregate
	Three months ended		Change	Nine months ended		Change
	September 30,		2005 from	September 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)

General and administrative expenses	$3,383	$3,711	$(328)	$9,686	$9,370	$316

Stock based compensation expense included in general and administrative expenses	$214	$655	$(441)	$29	$535	$(506)

The decrease in general and administrative expenses of $0.3 million  for the three months ended September 30, 2005 was primarily attributable to a reduction in stock-based compensation expense related to the re-priced stock options subject to variable accounting, as discussed previously under “Stock-Based Compensation” in the “Critical Accounting Policies and the Use of Estimates” section.  The increase in general and administrative expenses of $0.3 million for the nine months ended September 30, 2005 was primarily attributable to increased legal costs associated with the expansion of our patent estate and personnel costs offset by a reduction in stock-based compensation expense related to the re-priced stock options subject to variable accounting.

Net Interest Income

			Aggregate			Aggregate
	Three months ended		Change	Nine months ended		Change
	September 30,		2005 from	September 30,		2005 from
	2005	2004	2004	2005	2004	2004
	(in thousands)

Net interest income	$871	$182	$689	$1,473	$436	$1,037

Interest income results from our interest-bearing cash and investment balances, whereas interest expense is the result of our capital lease obligations associated with fixed asset purchases.  The increase in both the three and nine months ended September 30, 2005 is  attributable to an increase in our overall investment balances as well as an increase in the interest rates earned on our investment balances.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements.  In July 2005, we completed a public offering in which we sold 4,197,500 shares of our common stock, including 547,500 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, at a price to the public of $20.75 per share which resulted in net proceeds to us of approximately $81.6 million after deducting underwriting discounts and commissions and related expenses.  We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through at least the next 18 months. Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, our facility lease commitments and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our research and development activities.

On October 24, 2005 , we signed  a licensing agreement with Serono that grants to Serono an exclusive license to develop and commercialize product candidates from our Aurora kinase inhibitor program which includes R763. Under the terms of the agreement, we received initial payments totaling $25.0 million, comprised of a license fee of $10.0 million and the purchase of $15.0 million of our common stock, at a premium.

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

As of September 30, 2005, we had $127.9 million in cash, cash equivalents and available-for-sale securities, as compared to $71.4 million as of December 31, 2004, an increase of $56.5 million.  The increase is primarily attributable to net proceeds of $81.6 million received from our public offering in July 2005, offset by operating spending for the nine months ended September 30, 2005.  We also received $1.2 million under our equipment financing arrangements which was offset by $1.3 million in debt service payments during this period.   For the three and nine months ended September 30, 2005 and 2004, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

The following are our contractual commitments (by fiscal year) as of September 30, 2005 associated with debt obligations, contracted research obligations, and lease obligations:

	Total	2005	2006 -2008	2009 -2010	2011-2018
	(in thousands)
Debt obligations(1)	$2,109	$259	$1,850	$—	$—
License commitments	300	—	300	—	—
Facilities leases, net of sublease(2)(3)	170,564	1,943	39,591	26,878	102,152
Total	$172,973	$2,202	$41,741	$26,878	$102,152

(1)                                  As of September 30, 2005, we had $2.0 million in debt obligations associated with our equipment additions. All existing debt agreements as of September 30, 2005 are secured by the equipment financed and are due in monthly installments through 2008.

(2)                                  During May 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years.  This sublease was amended in September 2005 to extend the term for one additional year.  The facilities lease obligations above are reflective of the new sublease income stream.

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

We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years.  In July 2005, we completed a public offering in which we sold 4,197,500 shares of our common stock, including 547,500 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, at a price to the public of $20.75 per share, which resulted in net proceeds to us of approximately $81.6 million after deducting underwriting discounts and commissions and related expenses.  We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through at least the next 18 months. Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our infrastructure and research and development activities.

On October 24, 2005 , we signed  a licensing agreement with Serono that grants to Serono an exclusive license to develop and commercialize product candidates from our Aurora kinase inhibitor program which includes R763. Under the terms of the agreement, we received initial payments totaling $25.0 million, comprised of a license fee of $10.0 million and the purchase of $15.0 million of our common stock, at a premium.

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

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of $36.4 million for the first nine months of 2005, $56.3 million in 2004 and $41.2 million in 2003. Currently, our revenues are generated solely from research payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of September 30, 2005, we had an accumulated deficit of approximately $248.6 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that  drug discovery and development efforts might not successfully generate good product candidates.

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have two product compounds in the clinical testing stage. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our product compounds in the clinic and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects as well as unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing, competition and costs and expenses that may exceed current estimates. The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own compounds in development, we have established anticipated timelines for clinical development based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines with respect to the initiation or completion of clinical studies.

We expect to initiate clinical trials of R763 in the beginning of 2006. Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurance regarding the likely results from our future clinical trials or the impact of those results on our business.

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

We currently do not have manufacturing capabilities or experience necessary to produce our product candidates, including R112, R788 and R763 for preclinical testing and clinical trials. We rely on a single third-party contractor to produce R112 bulk drug substance and another single third-party contractor to produce R763.  We also rely on different single manufacturers for finished R112 and R788 product for preclinical and clinical testing. We will rely on manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the U.S. Food and Drug Administration’s, or FDA’s current Good Manufacturing Practices, or GMP. These outsourcing efforts with respect to manufacturing preclinical and clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

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

The research phase of our collaboration with Johnson & Johnson ended in December 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis ended in July 2004. The research phase of our corporate collaboration agreement with Daiichi ended in August 2005.  In November 2004, we signed a new corporate collaboration with Merck, in January 2005 we signed an additional collaboration with Pfizer, and in October 2005 we signed an additional collaboration with Serono. These agreements could be terminated by the other party, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the expertise of our collaborative partners could adversely affect our business.

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

As a small company with only 151 employees as of September 30, 2005, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short-term investments and other long-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities For the three months ended September 30, 2005 and 2004, we maintained an investment portfolio primarily in depository accounts and corporate commercial paper. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
4.1	Specimen Common Stock Certificate.(1)
4.2	Amended and Restated Investor Rights Agreement, between Rigel and holders of Rigel’s Series B, Series C, Series D and Series E preferred stock, dated February 3, 2000.(2)
4.3	Form of warrant to purchase shares of common stock.(2)
4.7	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.8	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock.(4)
4.10	Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.23	Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003.(5)
4.24	Common Stock Purchase Agreement by and between Rigel and Pfizer Inc., dated March 10, 2005(6)
10.14	License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001.(7)
15.1	Letter re: unaudited interim financial information.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 24, 2003 and incorporated herein by reference.
(2)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(5)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(6)

Filed as Exhibit B to the Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005, filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(7)	Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date:	November 8, 2005

By:	/s/ JAMES H. WELCH
James H. Welch
Vice President, Chief Financial Officer and Corporate
Secretary
(Principal Financial and Accounting Officer)

Date:	November 8, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
4.1	Specimen Common Stock Certificate.(1)
4.2	Amended and Restated Investor Rights Agreement, between Rigel and holders of Rigel’s Series B, Series C, Series D and Series E preferred stock, dated February 3, 2000.(2)
4.3	Form of warrant to purchase shares of common stock.(2)
4.7	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.8	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock.(4)
4.10	Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.23	Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003.(5)
4.24	Common Stock Purchase Agreement by and between Rigel and Pfizer Inc., dated March 10, 2005(6)
10.14	License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001.(7)
15.1	Letter re: unaudited interim financial information.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 24, 2003 and incorporated herein by reference.
(2)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(5)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(6)

Filed as Exhibit B to the Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005, filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(7)	Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.