Form 10-Q/A
period 2005-09-30
RIGEL PHARMACEUTICALS INC
filed 2005-11-08
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q for the period ended September 30, 2005 is an exhibit-only filing solely to include Exhibit 10.14.  In addition, the Company is also including Exhibits 31.1 and 31.2, as required by the filing of this amendment.  No revisions have been made to our financial statements or any other disclosure contained in the quarterly report on Form 10-Q.

PART II OTHER INFORMATION

Item 6.    Exhibits

a)             Exhibits:

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Document
3.1		Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(2)
4.1		Specimen Common Stock Certificate.(1)
4.2		Amended and Restated Investor Rights Agreement, between Rigel and holders of Rigel’s Series B, Series C, Series D and Series E preferred stock, dated February 3, 2000.(2)
4.3		Form of warrant to purchase shares of common stock.(2)
4.7		Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.8		Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock.(4)
4.10		Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.23		Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003.(5)
4.24		Common Stock Purchase Agreement by and between Rigel and Pfizer Inc., dated March 10, 2005(6)
10.14		License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001.(7)
15.1	*	Letter re: unaudited interim financial information.
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Previously Filed.
(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 24, 2003 and incorporated herein by reference.
(2)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(5)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date:	November 8, 2005

By:	/s/ JAMES H. WELCH
James H. Welch
Vice President, Chief Financial Officer and Corporate
Secretary
(Principal Financial and Accounting Officer)

Date:	November 8, 2005

3

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1		Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(2)
4.1		Specimen Common Stock Certificate.(1)
4.2		Amended and Restated Investor Rights Agreement, between Rigel and holders of Rigel’s Series B, Series C, Series D and Series E preferred stock, dated February 3, 2000.(2)
4.3		Form of warrant to purchase shares of common stock.(2)
4.7		Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.8		Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock.(4)
4.10		Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.23		Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003.(5)
4.24		Common Stock Purchase Agreement by and between Rigel and Pfizer Inc., dated March 10, 2005(6)
10.14		License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001.(7)
15.1	*	Letter re: unaudited interim financial information.
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Previously Filed.
(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 24, 2003 and incorporated herein by reference.
(2)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(5)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
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