Form 10-Q
period 2006-03-31
RIGEL PHARMACEUTICALS INC
filed 2006-05-03
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of April 28, 2006, there were 24,842,635 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I  FINANCIAL INFORMATION

Item 1.           Financial Statements

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2006	December 31, 2005(1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,286	$76,779
Available-for-sale securities	63,081	61,417
Accounts receivable	1,630	1,050
Other receivables	911	777
Prepaid expenses and other current assets	2,491	2,573
Total current assets	133,399	142,596

Property and equipment, net	3,477	3,457
Other assets	1,590	1,615
	$138,466	$147,668

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,537	$2,497
Accrued compensation	1,450	2,189
Other accrued liabilities	1,324	2,324
Deferred revenue	13,656	15,567
Capital lease obligations	1,218	1,070
Total current liabilities	20,185	23,647

Long-term portion of capital lease obligations	1,550	1,132
Long-term portion of deferred revenue	1,336	2,771
Long-term portion of deferred rent	11,214	11,121
Other long-term liabilities	397	409

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,833,132 and 24,814,671 shares issued and outstanding on March 31, 2006 and December 31, 2005, respectively	25	25
Additional paid-in capital	369,882	366,203
Deferred stock compensation	—	(26)
Accumulated other comprehensive loss	(132)	(92)
Accumulated deficit	(265,991)	(257,522)
Total stockholders’ equity	103,784	108,588
	$138,466	$147,668

Note (1)               The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2005.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Contract revenues from collaborations	$9,897	$2,618

Costs and expenses:
Research and development	14,711	11,173
General and administrative	5,003	2,874
	19,714	14,047

Loss from operations	(9,817)	(11,429)
Interest income	1,413	330
Interest expense	(65)	(65)
Net loss	(8,469)	(11,164)
Net loss per common share, basic and diluted	$(0.34)	$(0.57)
Weighted average shares used in computing net loss per common share, basic and diluted	24,816	19,713

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(8,469)	$(11,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334	305
Amortization of deferred stock compensation, net	—	6
Non-cash stock compensation expense (recovery)	3,561	(1,474)
Changes in assets and liabilities:
Accounts receivable	(580)	(1,610)
Other receivables	(134)	(223)
Prepaid expenses and other current assets	82	(510)
Other assets	25	43
Accounts payable	40	378
Accrued compensation	(739)	(439)
Other accrued liabilities	(1,000)	(71)
Deferred revenue	(3,346)	9,361
Deferred rent and other long-term liabilities	81	(696)
Net cash used in operating activities	(10,145)	(6,094)
Investing activities
Purchases of available-for-sale securities	(11,154)	(16,163)
Maturities of available-for-sale securities	9,450	19,505
Capital expenditures	(354)	(478)
Net cash (used in) provided by investing activities	(2,058)	2,864
Financing activities
Proceeds from capital lease financing	882	1,002
Payments on capital lease obligations	(316)	(466)
Net proceeds from issuances of common stock and warrants	144	5,109
Net cash provided by financing activities	710	5,645
Net increase (decrease) in cash and cash equivalents	(11,493)	2,415
Cash and cash equivalents at beginning of period	76,779	10,495
Cash and cash equivalents at end of period	$65,286	$12,910

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

2. Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In our opinion, these unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The balance sheet at December 31, 2005 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Comprehensive net loss did not differ materially from the net loss as reported.

3. Basic and Diluted Net Loss Per Share

Basic net loss per share was computed based on the number of weighted average shares outstanding. The calculation of diluted net loss per share excluded shares of potential common stock, consisting of stock options and warrants, because their effect would have been anti-dilutive.

4. Stock Award Plans

We have two stock option plans, the 2000 Equity Incentive Plan and 2000 Non-Employee Directors Stock Option Plan, that provide for granting to officers, directors, all other employees and other nonemployees options to purchase shares of our common stock. Under the plans, we may issue non-qualified options or incentive stock options. We also have an employe stock purchase plan, or ESPP, where eligible employees can purchase shares of our common stock at a price per share equal to 85% of the lower of the fair market value on the first and last day of each six-month purchase period. The benefits provided under these plans are share-based payments subject to the provisions of SFAS 123(R). In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)”, or SFAS 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123,  and supersedes Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees”, or APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC issued “Amendment to Rule 04-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standard No.123(R), ‘Share-Based Payment’” (the “Amendment to Rule 4-01(a)”), changing the effective date for most public companies to adopt SFAS 123(R) to the first interim reporting period of a company’s fiscal year that begins on or after June 15, 2005. Under the Amendment to Rule 4-01(a), we were required to adopt SFAS 123(R) in our first quarter of fiscal year 2006.

Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS 123 and calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, or SFAS 148, and (ii) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost under SFAS 123(R) for awards granted prior to January 1, 2006 is recognized using an accelerated method pursuant to the FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, or FIN 28. For awards granted after January 1, 2006, we have adopted the use of the straight-line attribution method over the requisite service period for the entire award. Results of prior periods do not reflect any restated amounts, and we had no cumulative effect adjustment upon adoption of SFAS No. 123(R) under the modified prospective method.

Impact of the Adoption of FAS 123(R)

Total stock-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months ended March 31, 2006 and 2005 was comprised as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Research and development	$1,921	$(1,027)
General and administrative	1,640	(441)
Stock-based compensation expense (recovery)	$3,561	$(1,468)

Stock-based compensation expense (recovery) per share Basic and diluted	$0.14	$(0.07)

We recorded approximately $3.6 million in stock-based compensation expense in the three months ended March 31, 2006, of which approximately $3.3 million  related to share-based awards granted to officers, directors and all other employees from our stock option plans and ESPP and approximately $277,000 related to options granted to consultants, which is discussed below. Pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. Our weighted annual average forfeiture rate is 4.7%. We will record actual forfeitures as they occur, and we will review our forfeiture rates each quarter and make changes to our estimate.

For the three months ended March 31, 2006, we recorded charges of approximately $277,000 associated with options granted to consultants, reflecting the fair value and periodic fair value remeasurement of outstanding consultant options under EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”   The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. For consultant options granted in the first three months of 2006, we amortized stock-based compensation using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of FAS 123(R). For options granted prior to January 1, 2006, we used the accelerated method for expensing stock-based compensation, which was the method we used prior to adoption. We recorded stock-based compensation recovery relating to our consultant options of $207,000 for the three months ended March 31, 2005. We expect to see continued fluctuations in the future as a portion of these options are remeasured based on the changes in the current market price of our common stock.

In 2005, we recorded charges associated with the stock options that were eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, were treated for financial reporting purposes as variable awards. Therefore, for the period prior to adoption of FAS 123(R), we recorded a non-cash charge, generally for the intrinsic value of the options as they vested under APB 25, utilizing the accelerated vesting method, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. For the three months ended March 31, 2005, we recorded non-cash compensation recovery of $1.3 million related to all employee options eligible for replacement options. The recovery resulted from the decrease in the market price of our common stock during the period. For periods after the adoption of FAS 123(R), we are continuing to account for the vested portion of the options repriced prior to the adoption of SFAS 123(R) in accordance with provisions of SFAS 123.

Under FAS 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. We have segregated option awards into three homogenous groups (i.e., Officers and Directors, All Other Employees and Non-employees or Consultants) for purposes of determining fair values of options.

We determined weighted-average valuation assumptions separately for the groups as follows:

•                  Volatility -  We estimated volatility using the historical share price performance over the expected life of the option. As our publicly listed options are not actively traded, implied volatility was not representative of our current volatility. We also considered other factors such as our current clinical trials and other company activities that may affect volatility of our stock in the future but determined that at this time, the historical volatility was more indicative of our expected future stock performance.

•                  Expected term - We worked with various data points to determine the most applicable expected term for each option group. The data points included: (1) expected term of the options from option date to exercise date; (2) cancellation term of options from grant date to cancellation date and excluding unvested option forfeitures from the determination; and (3) term of options that remain outstanding from grant date to the end of the reporting period. The analysis of the above data points gave us a range of expected terms to consider; however, we also considered the vesting schedules of the options granted and factors surrounding exercise behavior of our groups, our current market price and company activity that may affect our market price. In addition, we also considered the vesting schedules of the options, the optionee type (i.e., officers and directors and all other employees) and other factors that may affect the expected term of the option. For nonemployee options, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding years.

•                  Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury of constant maturity rates with similar terms to the expected term of the options for each option group.

•                  Forfeiture rate - We estimated the forfeiture rate using our historical experience with pre-vesting options. Our weighted-average forfeiture rate is approximately 4.7%. We review our forfeiture rates each quarter and make changes as factors affecting our forfeiture rate calculations and assumptions change.

•                  Dividend yield - The expected dividend yield is 0% as we have not and do not expect to pay dividends.

The following table summarizes the weighted-average assumptions relating to our employee options for the three months ended March 31, 2006 and 2005 as permitted under FAS 123(R) for 2006 and FAS 123 for 2005:

	Stock Option Plans Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.6%	4.2%
Expected life (in years)	4.5	2.1
Dividend yield	0.0%	0.0%
Expected volatility	99.5%	75.0%

Option prices are not less than the market price of our common stock on the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At March 31, 2006, options to purchase 1,061,590 shares of common stock were available for grant under our stock option plans.

Employee Stock Purchase Plan

The fair value of each option element of our employee stock purchase plan (ESPP) is estimated on the date of grant using the Black-Scholes option pricing model that uses weighted-average assumptions in the table below. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in an ESPP that establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise or purchase date. The plan also includes a reset feature whereby participants reset to a new offering when the market price of the stock falls below the market price from the last purchase period. Expected volatilities are based on historical volatility of our stock. Expected term represents the purchase periods within our offering period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury of constant maturity rates. Stock-based compensation expense relating to our employee stock purchase plan is recognized according to the FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option”, or FTB 97-1. As of March 31, 2006, there were approximately 138,000 shares in reserve for future issuance under the plan. The following table summarizes the weighted-average assumptions relating to our employee stock purchase plan for the three months ended March 31, 2006 and 2005:

	Employee Stock Purchase Plan Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.6%	4.1%
Expected life (in years)	1.2	0.5
Dividend yield	0.0%	0.0%
Expected volatility	110%	75.0%

Stock-based Compensation Award Activity

The following table summarizes activity under our equity incentive and stock option plans for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2005	3,893,219	$15.98
Granted	654,060	$7.62
Exercised	(18,461)	$7.80
Forfeited/Expired/Cancelled	(20,816)	$17.66
Outstanding at March 31, 2006	4,508,002	$14.80	8.00	$8,342,780
Vested and expected to vest at March 31, 2006	4,386,595	$14.72		$8,208,366
Exercisable at March 31, 2006	2,091,287	$13.35	7.07	$4,481,572

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options to acquire 2.3 million shares that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic values of options exercised under our stock option plans were approximately $53,000 and $153,000, respectively, determined as of the date of option exercise. As of March 31, 2006, there were approximately $15.1 million of total unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements granted under our stock option plans and $1.2 million of total unamortized compensation cost related to our ESPP. That cost is expected to be recognized over a weighted-average period of 1.16 years. We also had approximately 2.4 million of unvested stock options at March 31, 2006. Future option grants and their valuation will increase our compensation cost in the future as the options are granted, valued and expensed ratably according to their vesting periods. The weighted average grant-date fair values of options granted in the three months ended March 31, 2006 and 2005 were $5.61 and $9.51, respectively.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to adopting SFAS 123(R) on January 1, 2006, we accounted for equity-based employee compensation costs under the recognition and measurement principles of  APB 25. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and net loss per share was determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by FAS 123, as amended by FAS No. 148. The fair value for these options was estimated at the date of grant using the Black-Scholes model. See the weighted-average assumptions discussed above.

For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the vesting period of the options prior to adopting SFAS 123(R). Our pro forma information was as follows (in thousands, except per share amounts):

Three Months Ended, March 31,
2005
Net loss—as reported:	$(11,164)
Add (Deduct): Total stock-based employee compensation (recovery) determined under APB 25	(1,261)
Add: Total stock-based employee compensation expense determined under under the fair value based method of all awards	1,814
Pro forma net loss	$(14,239)
Basic and diluted net loss per common share:
As reported	$(0.57)
Pro forma	(0.72)

5. Revenue Recognition

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

6. Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Checking account	$710	$742
Money market funds	8,952	3,421
Federal agency securities	20,371	21,067
Corporate bonds and notes	98,334	112,966

	$128,367	$138,196
Reported as:
Cash and cash equivalents	$65,286	$76,779
Available-for-sale securities	63,081	61,417

	$128,367	$138,196

March 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency securities	$20,419	$—	$(48)	$20,371
Corporate bonds and note	42,794	1	(85)	42,710

Total	$63,213	$1	$(133)	$63,081

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency securities	$17,090	$1	$(17)	$17,074
Corporate bonds and note	44,419	1	(77)	44,343

Total	61,509	2	(94)	61,417

At March 31, 2006, the above debt securities had a weighted average maturity of approximately 155 days with one federal agency security with a fair market value of $3.0 million having a maturity greater than 360 days.

The following table shows the gross unrealized losses and fair values of our investments in individual securities that are in an unrealized loss position aggregated by investment category, (in thousands):

March 31, 2006	Fair Value	Unrealized (Losses)/gains
Federal agency securities	$19,124	$(48)
Corporate bonds and notes	41,479	(85)
Total	$60,603	$(133)

December 31, 2005	Fair Value	Unrealized (Losses)/gains
Federal agency securities	$12,879	$(17)
Corporate bonds and notes	40,615	(75)
Total	$53,494	$(92)

At March 31, 2006, we had investments in two corporate bond securities with a combined fair market value of approximately $2.5 million that have been in a continuous unrealized loss position for more than twelve months. As of March 31, 2006, this unrealized loss position was approximately $1,000. We have not recorded an impairment charge as of  March 31, 2006, since we have the ability and intent to hold these investments to maturity at which time no gain or loss would be recognized. Both of these investments will mature by April 30, 2006. During the periods presented, there were no recorded realized gains or losses on investments.

As of March 31, 2006, a total of  36 individual securities were in an unrealized loss position for less than twelve months and deemed to be temporary. As of December 31, 2005, 34 individual securities were in an unrealized loss position for less than twelve months and deemed to be temporary.

7. Serono Collaboration

In October 2005, we entered into a collaborative research and license agreement with Serono granting it an exclusive license to develop and commercialize product candidates from our Aurora kinase inhibitor program. Even though the agreement includes a basket of compounds within the Aurora kinase inhibitor program, the collaboration and our efforts under the agreement are focused on R763. We are responsible for all costs associated with the preparation and filing of an IND for R763, which we filed in December 2005, while Serono is responsible for all development of R763 following regulatory acceptance of the IND and will bear all costs thereafter. In connection with this collaboration, Serono paid us $10.0 million upfront and paid $15.0 million to purchase our common stock at a premium. We are amortizing the upfront amount into revenue over the nine months from the initiation of the collaboration in October 2005. This is the period of time that we estimate it will take to perform our deliverables such as assisting Serono with certain studies and activities leading up to the initiation of the first clinical trial to be run by Serono.

During February 2006, we received a payment of $5.0 million triggered by the regulatory acceptance of the R763 IND in January 2006. Serono will be filing an amended IND to take over sponsorship of the clinical trial. We have amortized the payment on a straight-line basis thru April 2006 when our involvement with the amended IND was completed. We will be eligible to receive milestone payments, under certain conditions, upon commencement of a Phase I clinical trial for R763, other clinical events, marketing approval and royalties on any future product sales.

8. Equipment Lease Line

In July 2005, our equipment credit line under an original master agreement was extended to create a total borrowing limit of $1.5 million. We have the ability to draw down on this line through June 2006. The repayment period will be for three years beginning on the first draw down with the interest rate on the line fixed at each drawdown. Each line has a bargain purchase buyout provision of $101. During the three months ended March 31, 2006, we drew down $882,000 on this line, which is included in capital lease obligation on the balance sheet. Approximately $153,000 remained available under the line as of  March 31, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the balance sheet of Rigel Pharmaceuticals, Inc. as of  March 31, 2006, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2005, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 3, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Palo Alto, California
April 24, 2006

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2005 audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may occur in future periods.

We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential” or “continue” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this quarterly report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing; our corporate collaborations, including revenues that may be received from these collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed in the “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

Overview

Rigel is a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory diseases, cancer and viral diseases. Our goal is to move one new product candidate for a significant indication into the clinic each year. We have achieved this goal each year beginning in 2002. Our research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to discover, develop and market our product candidates. We have product development programs in inflammatory/autoimmune diseases such as rheumatoid arthritis, thrombocytopenia, asthma and allergy as well as in cancer.

Since 2004, we have matured into a clinical stage drug development company with multiple product candidates in development as follows:

•                  R788—Product Candidate for Rheumatoid Arthritis (RA). R788 is our lead product candidate. It has a novel mechanism of action-blocking IgG receptor signaling in macrophages and B-cells. Previously, we studied R788 in a Phase I single center, double-blind, randomized, placebo-controlled trial evaluating the safety and pharmacokinetics of escalating single and multiple doses of R788. We have recently completed R788 studies to evaluate its safety and pharmacokinetics in combination with methotrexate, a commonly prescribed treatment for RA. Results of this trial suggest no adverse interaction. We expect to commence Phase II clinical trials of R788 for RA in the second half of 2006.

•                  R788—Product Candidate for Immune Thombocytopenia Purpura (ITP). Platelet destruction from ITP is mediated by IgG signaling. R788 is a potent inhibitor of IgG signaling. In preclinical studies, Rigel has shown R788 to improve thrombocytopenia in an ITP mouse model. We plan to commence Phase II clinical trials of R788 to evaluate its safety and efficacy in refractory ITP patients in the second half of 2006.

•                  R763—Product Candidate for Oncology. In July 2004, we identified R763 as a lead compound in our Aurora kinase inhibition program, targeting cancer cell proliferation. R763 is a potent, highly-selective, small-molecule inhibitor of Aurora kinase. In October 2005, we signed a licensing agreement with Serono that grants to Serono an exclusive license to develop and commercialize R763, in addition to other product candidates arising from our Aurora kinase inhibitor program. Under the agreement, we were responsible for filing an IND for R763 while Serono will be responsible for the further development and commercialization of R763. We filed the IND for R763 with the Food and Drug Administration, or FDA, in December 2005, and were allowed to proceed under the IND in January 2006. During February 2006, we received a payment of $5.0 million from Serono triggered by the regulatory acceptance. We anticipate that Serono will initiate clinical trials for R763 in the second half of 2006.

In the first quarter of 2005, we announced that we entered into a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease, or COPD. The collaboration is focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme Syk, or spleen tyrosine kinase, a novel drug target for respiratory diseases. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could prevent both phases. We expect Pfizer to advance a compound to the clinic combining their dry powder inhaler, their drug development capabilities and our novel small molecules. The first significant milestone under this collaboration is Pfizer’s selection of a specific molecule to take into drug development, which we expect to occur in the second half of 2006.

In addition to the above mentioned product candidates, we have ongoing research programs involving back-up candidates for the product candidates above as well as drug discovery efforts in our immunology/inflammation, virology, and oncology programs. For example, we are pursuing JAK3 in immunology for potential applications in transplant rejection and Axl in oncology.

Corporate Collaborations

We carry on research and development programs in connection with our corporate collaborations. As of March 31, 2006, we had collaborations with six major pharmaceutical/biotech companies comprised of: one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics, two with Pfizer Inc., one initiated in 1999 and the other in the first quarter of 2005, relating to intrapulmonary asthma and allergy therapeutics, one with Novartis Pharma AG with respect to four different programs relating to immunology, oncology and chronic bronchitis, one with Daiichi Pharmaceuticals Co., Ltd. in the area of oncology, one with Merck, in the area of oncology, and one with Serono in the area of oncology. All of these collaborations, excluding the recent Pfizer and the Serono collaborations, have a research phase during which we receive or received funding based on the level of headcount allocated to a program. In all of these collaborations if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements. Only the Merck program currently provides for regular research reimbursement payments.

We are exploring new opportunities with existing and potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation. Our collaborations with Daiichi and recently with Merck are both later stage, focusing on drug discovery and development. Our 2005 collaboration with Pfizer covers compounds at the preclinical and lead designation stages while our 2005 collaboration with Serono covers a compound for which an IND was filed in December 2005 and obtained FDA approval in January 2006. We currently anticipate that in order to support our current research programs we will need to self-fund our own research programs, which involve an increased rate of spending on later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborations may have an expanded focus and could include high throughput screening, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development of compounds we have discovered. In addition, we believe these future collaborations could be structured to consist of upfront payments, the purchase of our common stock, milestone payments upon meeting certain conditions, research or development reimbursement payments and/or royalties upon commercialization of products resulting from the collaboration.

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

We believe that there have been no significant changes in our critical accounting policies during the period ended March 31, 2006 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 except for the adoption of SFAS 123(R) for equity-based compensation costs.

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

Revenues related to collaborative research with our corporate collaborators are recognized as research services are performed over the related development funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases, approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. For the Merck collaboration, we are recognizing a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project. It is our policy to recognize revenue based on our level of effort expended; however, revenue recognized will not exceed amounts billable under the arrangement which corresponds to cash receipts.

Milestones are recognized pursuant to collaborative agreements upon the achievement of these at risk milestones.

Royalties will be recognized as earned in accordance with the contract terms when the third party results are reliably measurable and collectibility is reasonably assured.

Stock-based Compensation

	Three months ended March 31,		Aggregate Change 2006 from 2005
	2006	2005
	(in thousands)
Stock-based compensation expense (recovery) from:
Officer, director and employee options	$3,284	$(1,266)	$4,550
Consultant options	277	(207)	484
Other employee options	—	5	(5)

Total	$3,561	$(1,468)	$5,029

We grant options to purchase our common stock to our employees, directors and consultants under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first and last day of each six-month purchase period under our employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of SFAS 123(R). Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS 123 and calculated for pro forma disclosures under SFAS No. 148, and (ii) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost under SFAS 123(R) for awards granted prior to January 1, 2006 is recognized using an accelerated method pursuant to the FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, or FIN 28. For awards granted after January 1, 2006, we have adopted the use of the straight-line attribution method over the requisite service period for the entire award. Results of prior periods do not reflect any restated amounts, and the cumulative effect of a change in accounting principle was insignificant upon adoption of SFAS No. 123(R) under the modified prospective method. In addition pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. We will record actual forfeitures as they occur, and we will review our forfeiture rates each quarter and make any necessary changes our estimates.

Prior to adopting SFAS 123(R) on January 1, 2006, we accounted for equity-based employee compensation costs under the recognition and measurement principles of  APB 25. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and net loss per share was determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by FAS 123, as amended by FAS 148. The fair value for these options was estimated at the date of grant using the Black-Scholes model.

In 2005, we recorded charges associated with the stock options that were eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, were treated for financial reporting purposes as variable awards. Therefore, for the period prior to adoption of FAS 123(R), we recorded a non-cash charge, generally for the intrinsic value of the options as they vested, utilizing the accelerated vesting method, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. For the three months ended March 31, 2005, we recorded non-cash compensation recovery of $1.3 million related to all employee options eligible for replacement options. The recovery resulted from the decrease in the market price of our common stock during the period. For periods after the adoption of SFAS 123(R), we are continuing to account for the options repriced prior to the adopton of SFAS 123(R) in accordance with provisions of SFAS 123.

We also record charges associated with options granted to consultants reflecting the fair value valuation and periodic fair value remeasurement of outstanding consultant options under EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”   The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. For consultant options granted in the first three months of 2006, we amortized stock-based compensation using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of FAS 123(R). For options granted prior to January 1, 2006, we used the accelerated method for expensing stock-based compensation, which was the method we used prior to adoption. We expect to see continued fluctuations in the future as a portion of these options are remeasured based on the changes in the current market price of our common stock.

The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R).

The guidance in SFAS 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we may adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Three Months Ended March 31, 2006 and 2005

Revenues

	Three months ended March 31,		Aggregate Change 2006 from 2005
	2006	2005
	(in thousands)
Contract revenues from collaborations	$9,897	$2,618	$7,279

Revenues by collaborator were:

	Three months ended March 31,		Aggregate Change 2006 from 2005
	2006	2005
	(in thousands)
Serono	$6,834	$—	$6,834
Merck	1,813	1,465	348
Pfizer	1,250	491	759
Daiichi	—	662	(662)
Total	$9,897	$2,618	$7,279

Contract revenues from collaborations for the three months ended March 31, 2006 and 2005 consisted primarily of research support and amortization of upfront fees and milestone payments from the continuation of our collaborations above. The increase in revenues for the three months ended March 31, 2006 compared to the similar period in 2005 was primarily due to the initiation of the Serono collaboration in November 2005 and the amortization of the Serono payment that we received in February 2006 upon the regulatory acceptance of the IND in January 2006. Research support under the Daiichi collaboration ended in August 2005. We have deferred approximately $887,000 of research reimbursement revenue from Merck in order to only account for the headcount effort expended by us for the time period invoiced, which covers the period from the initiation of the collaboration through March 31, 2006. We expect this amount will be recognized as revenue no later than at the end of the research phase of the collaboration, which will be May 2007. We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

Research and Development Expenses

	Three months ended March 31,
			Aggregate Change 2006 from 2005
	2006	2005
	(in thousands)
Research and development expenses	$14,711	$11,173	$3,538
Stock-based compensation expense (recovery) included in research and development expenses	1,921	(1,027)	2,948

The increase in research and development expenses of $3.5 million for the three months ended March 31, 2006 was primarily attributable to an increase in stock-based compensation expense upon the adoption of SFAS 123(R) as previously discussed under “Stock-based Compensation” in the “Critical Accounting Policies and the Use of Estimates” section and an increase in preclinical and clinical costs and personnel costs. The increase in our preclinical and clinical costs for the three months ended March 31, 2006 compared to the similar period in 2005 was attributable to costs associated with our R788 program. The costs attributable to R788 were related to our ongoing clinical trials as well as costs related to manufacturing materials for our upcoming Phase II trial. We expect that research and development expenses will increase through the remainder of 2006.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that we will need to conduct for any of our potential products, as well as our limited capital resources. In general, biopharmaceutical development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animals and Phase I, II and III clinical studies in humans—each of which is typically more expensive than the previous step. Success in development, therefore, results in increasing expenditures. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and stock-based compensation.

General and Administrative Expenses

	Three months ended March 31,		Aggregate Change 2006 from 2005
	2006	2005
	(in thousands)
General and administrative expenses	$5,003	$2,874	$2,129
Stock-based compensation expense (recovery) included in general and administrative expenses	1,640	(441)	2,081

The increase in general and administrative expenses of $2.1 million for the three months ended March 31, 2006 compared to the similar period in 2005 was primarily attributable to an increase in stock-based compensation expense upon  the adoption of SFAS 123(R) as previously discussed under “Stock-based Compensation” in the “Critical Accounting Policies and the Use of Estimates” section.

Interest Income

	Three months ended March 31,		Aggregate Change 2006 from 2005
	2006	2005
	(in thousands)
Interest income	$1,413	$330	$1,083

Interest income results from our interest-bearing cash and investment balances. The increase in the three months ended March 31, 2006 compared to the similar period in 2005 is attributable to an increase in our overall investment balances as a result of the public offering we completed in July 2005 in which we raised $81.6 million in net proceeds, combined with an increase in the rate of interest we earned on the balances.

Interest Expense

	Three months ended March 31,
			Aggregate Change 2006 from 2005
	2006	2005
	(in thousands)
Interest expense	$65	$65	$—

Interest expense is the result of our capital lease obligations associated with fixed asset acquisitions. Interest expense was consistent for the three months ended March 31, 2006 and 2005 due to comparable debt obligations outstanding during those periods.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our insfrastructure and research and development activities. We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through at least the next 12 months. Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us.

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

As of March 31, 2006, we had $128.4 million in cash, cash equivalents and available-for-sale securities, as compared to $138.2 million as of December 31, 2005, a decrease of $9.8 million. The decrease was attributable to operating spending in the quarter, offset by the receipt of $5.0 million from Serono. We also received approximately $882,000 under our equipment financing arrangements, which was offset by debt service payments of approximately $300,000 relating to the equipment financing arrangements. For the three months ended March 31, 2006, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

The following are our contractual commitments (by fiscal year) as of March 31, 2006 associated with debt obligations, contracted research obligations, and lease obligations:

	Total	2006	2007-2009	2010-2012	2013-2018
	(in thousands)
Debt obligations (1)	$3,039	$1,018	$2,021	$—	$—
Contracted research	300	300	—	—	—
Facilities lease, net of sublease (2)(3)	164,485	8,274	41,581	38,507	76,123

Total	$167,824	$9,592	$43,602	$38,507	$76,123

(1)                                  As of March 31, 2006, we had $2.8 million in debt obligations associated with our equipment additions. All existing debt agreements as of March 31, 2006 are secured by the equipment financed, bear interest at rates in a range of 8.8% to 12.2%  and are due in monthly installments through 2009.

(2)                                  During May 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years. This sublease was amended in September 2005 to extend the term for an additional year. The facilities lease obligations above are reflective of the new sublease income stream of $757,000.

(3)                                  The payments above reflect the remaining approximately twelve years of the lease term.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities. For the three months ended March 31, 2006, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have had minimal exposure to foreign currency rate fluctuations.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2006.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

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

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of $8.5 million for the first three months of 2006, $45.3 million in 2005 and $56.3 million in 2004. Currently, our revenues are generated solely from research payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of March 31, 2006, we had an accumulated deficit of approximately $266.0 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have two product compounds in the clinical testing stage: one is for both RA and ITP, which is proprietary to our company and the other is for oncology, which is partnered with Serono. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our product compounds in the clinic and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects as well as unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing, competition and costs and expenses that may exceed current estimates. The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own compounds in development, we have established anticipated timelines for clinical development based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines with respect to the initiation or completion of clinical studies. For example, in December 2005, we completed a Phase II trial of R112 for the treatment of allergic rhinitis, which did not achieve the primary endpoint.

In addition, we expect Serono to initiate clinical trials of R763 in the second half of 2006. Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurance regarding the likely results from our future clinical trials or the impact of those results on our business.

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

Significant delays in clinical testing could materially impact our product development costs and timing. We do not know whether planned clinical trials will begin on time, will need to be halted or revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays from scale up delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. Environmental conditions may impact the execution of some clinical trials, particularly during the allergy season for our allergic rhinitis program.

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

To date, most of our revenues have been related to the research phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is partially offset by corresponding research costs. Following the completion of the research phase of each collaborative agreement, additional revenues may come only from milestone payments and royalties, which may not be paid, if at all, until some time well into the future. The risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. In late 2001, we recorded the first revenue from achievement of milestones in both the Pfizer and Johnson & Johnson collaborations. In addition, we have subsequently received milestone payments from Novartis, Daiichi, Merck and Serono. Under many agreements, however, milestone payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our stock.

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

The research phase of our collaboration with Johnson & Johnson ended in 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis ended in 2004. The research phase of our corporate collaboration agreement with Daiichi ended in 2005. In 2004, we signed a new corporate collaboration with Merck and in 2005, we signed additional collaborations with Pfizer and Serono. These agreements could be terminated by the other party, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the expertise of our collaborative partners could adversely affect our business.

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

Due, in part, to the early stage of our product candidate research and development process, we cannot predict whether regulatory clearance will be obtained for any product that we, or our collaborative partners, hope to develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance to us are the requirements relating to research and development and testing.

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

As a small company with only 155 employees as of March 31, 2006, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Item 6.    Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date:	May 3, 2006

By:	/s/ JAMES H. WELCH
James H. Welch
Vice President, Chief Financial Officer and Corporate
Secretary
(Principal Financial and Accounting Officer)

Date:	May 3, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
4.1	Specimen Common Stock Certificate.(1)
4.3	Form of warrant to purchase shares of common stock.(2)
4.7	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.8	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock.(4)
4.10	Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.23	Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003.(5)
10.33	2006 Base Salaries for Named Executive Officers.(6)
15.1	Letter re: unaudited interim financial information.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

(6)                                  Filed as an exhibit to Rigel’s Current Report on Form 8-K on January 30, 2006 and incorporated herein by reference.