Form 10-Q
period 2006-06-30
RIGEL PHARMACEUTICALS INC
filed 2006-08-02
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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

As of July 28, 2006, there were 24,938,377 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2006	2005(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,228	$76,779
Available-for-sale securities	60,012	61,417
Accounts receivable	1,050	1,050
Other receivables	850	777
Prepaid expenses and other current assets	2,186	2,573
Total current assets	126,326	142,596

Property and equipment, net	3,378	3,457
Other assets	1,520	1,615
	$131,224	$147,668

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,544	$2,497
Accrued compensation	1,145	2,189
Other accrued liabilities	1,631	2,324
Deferred revenue	7,221	15,567
Capital lease obligations	1,257	1,070
Total current liabilities	12,798	23,647

Long-term portion of capital lease obligations	1,539	1,132
Long-term portion of deferred revenue	—	2,771
Long-term portion of deferred rent	11,208	11,121
Other long-term liabilities	386	409

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,928,469 and 24,814,671 shares issued and outstanding on June 30, 2006 and December 31, 2005, respectively	25	25
Additional paid-in capital	373,710	366,203
Deferred stock compensation	—	(26)
Accumulated other comprehensive loss	(121)	(92)
Accumulated deficit	(268,321)	(257,522)
Total stockholders’ equity	105,293	108,588
	$131,224	$147,668

Note (1)	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2005.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Contract revenues from collaborations	$14,321	$4,606	$24,218	$7,224
Costs and expenses:
Research and development	13,205	13,807	27,916	24,980
General and administrative	4,725	3,429	9,728	6,303

	17,930	17,236	37,644	31,283

Loss from operations	(3,609)	(12,630)	(13,426)	(24,059)
Interest income	1,426	402	2,840	732

Interest expense	(147)	(65)	(213)	(130)

Net loss	(2,330)	(12,293)	(10,799)	(23,457)

Net loss per common share, basic and diluted	$(0.09)	$(0.62)	$(0.43)	$(1.18)

Weighted average shares used in computing net loss per common share, basic and diluted	24,842	19,887	24,829	19,801

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net loss	$(10,799)	$(23,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	664	587
Amortization of deferred stock compensation, net	—	11
Non-cash stock compensation expense (recovery)	6,688	(657)
Changes in assets and liabilities:
Accounts receivable	—	(1,181)
Other receivables	(73)	111
Prepaid expenses and other current assets	387	(187)
Other assets	95	81
Accounts payable	(953)	1,240
Accrued compensation	(1,044)	(697)
Other accrued liabilities	(307)	513
Deferred revenue	(11,117)	7,132
Deferred rent and other long-term liabilities	(322)	(402)

Net cash used in operating activities	(16,781)	(16,906)

Investing activities
Purchases of available-for-sale securities	(27,792)	(31,887)
Maturities of available-for-sale securities	29,168	43,160
Capital expenditures	(585)	(554)
Net cash provided by investing activities	791	10,719

Financing activities
Proceeds from capital lease financing	1,257	1,191
Payments on capital lease obligations	(663)	(1,025)
Net proceeds from issuances of common stock	845	5,850
Net cash provided by financing activities	1,439	6,016

Net decrease in cash and cash equivalents	(14,551)	(171)

Cash and cash equivalents at beginning of period	76,779	10,495
Cash and cash equivalents at end of period	$62,228	$10,324

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

4. Stock Award Plans

We have two stock option plans, the 2000 Equity Incentive Plan and 2000 Non-Employee Directors Stock Option Plan, that provide for granting to officers, directors, all other employees and other non-employees options to purchase shares of our common stock. Under the plans, we may issue non-qualified options or incentive stock options. We also have an employee stock purchase plan, or ESPP, where eligible employees can purchase shares of our common stock at a price per share equal to 85% of the lower of the fair market value on the first and last day of each six-month purchase period. The benefits provided under these plans are share-based payments subject to the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)”, or SFAS 123(R).

Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, or SFAS 148, and (ii) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost under SFAS 123(R) for awards granted prior to January 1, 2006 is recognized using an accelerated method pursuant to the Financial Accounting Standards Board, or FASB, Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, or FIN 28. For awards granted after January 1, 2006, we have adopted the use of the straight-line attribution method over the requisite service period for the entire award. Results of prior periods do not reflect any restated amounts, and we had no cumulative effect adjustment upon adoption of SFAS No. 123(R) under the modified prospective method.

Impact of the Adoption of FAS 123(R)

Total stock-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six months ended June 30, 2006 and 2005 was comprised as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Research and development	$1,543	$566	$3,464	$(461)
General and administrative	1,584	256	3,224	(185)
Stock-based compensation expense/(recovery)	$3,127	$822	$6,688	$(646)

Stock-based compensation expense/(recovery) per share
Basic and diluted	$0.13	$0.04	$0.27	$(0.03)

We recorded approximately $3.1 million in stock-based compensation expense for the three months ended June 30, 2006, consisting of approximately $3.2 million in stock-based awards granted to officers, directors and all other employees from our stock option plans and ESPP, offset by a recovery of approximately $93,000 in options originally granted to consultants, which is discussed below. We recorded approximately $6.7 million in stock-based compensation expense for the six months ended June 30, 2006, consisting of approximately $6.5 million in stock-based awards granted to officers, directors and all other employees from our stock option plans and ESPP and approximately $184,000 in options granted to consultants. Pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. Our annual weighted average forfeiture rate was 7.6% as of June 30, 2006 as compared to 4.7% as of March 31, 2006. The increase in the forfeiture rate was due to the forfeiture of an executive officer’s unvested options resulting from his departure from the company. We will record actual forfeitures as they occur, and we will review our forfeiture rates each quarter and make changes to our estimate.

For the three months ended June 30, 2006, we recorded a recovery of approximately $93,000, and for the six months ended June 30, 2006, we recorded an expense of approximately $184,000, associated with options granted to consultants, reflecting the fair value and periodic fair value remeasurement of outstanding consultant options under Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, or EITF 96-18.  The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. For consultant options granted in 2006, we amortized stock-based compensation using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of FAS 123(R). For options granted prior to January 1, 2006, we used the accelerated method for expensing stock-based compensation, which was the method we used prior to adoption. We recorded stock-based compensation expense of approximately $92,000 for the three months ended June 30, 2005 and a recovery of approximately $115,000 for the six months ended June 30, 2005 relating to consultant options. We expect to see continued fluctuations in the future as a portion of these options are remeasured based on the changes in the current market price of our common stock.

In 2005, we recorded charges associated with the stock options that were eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, were treated for financial reporting purposes as variable awards. Therefore, for the period prior to adoption of FAS 123(R), we recorded a non-cash charge, generally for the intrinsic value of the options as they vested under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, or APB 25, utilizing the accelerated vesting method, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. For the three months ended June 30, 2005, we recorded stock-based compensation expense of approximately $715,000 related to all employee options eligible for replacement options. The expense resulted from the increase in the market price of our common stock during the period. For the six months ended June 30, 2005, we recorded stock-based compensation recovery of approximately $551,000 related to all employee options eligible for replacement options. The recovery resulted from the decrease in the market price of our common stock during the period. For periods after the adoption of FAS 123(R), we account for the vested portion of the options repriced prior to the adoption of SFAS 123(R) in accordance with provisions of SFAS 123. In May 2006, our board of directors approved a plan to grant new options in August 2006 to employees who hold repriced options that expire in the same period. We will record stock-based compensation expense relating to the new options in the third quarter of 2006.

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

We determined weighted-average valuation assumptions separately for the groups as follows:

•                  Volatility - We estimated volatility using the historical share price performance over the expected life of the option up to the point where we have historical market data. As our publicly listed options are not actively traded, implied volatility was not representative of our current volatility. We also considered other factors such as our current clinical trials and other company activities that may affect volatility of our stock in the future but determined that at this time, the historical volatility was more indicative of our expected future stock performance.

•                  Expected term - We worked with various data points to determine the most applicable expected term for each option group. The data points included: (1) expected term of the options from option date to exercise date; (2) cancellation term of options from grant date to cancellation date and excluding unvested option forfeitures from the determination; and (3) term of options that remain outstanding from grant date to the end of the reporting period. The analysis of the above data points gave us a range of expected terms to consider; however, we also considered the vesting schedules of the options granted and factors surrounding exercise behavior of our groups, our current market price and company activity that may affect our market price. In addition, we also considered the vesting schedules of the options, the optionee type (i.e., officers and directors and all other employees) and other factors that may affect the expected term of the option. For non-employee options, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding years.

•                  Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury of constant maturity rates with similar terms to the expected term of the options for each option group.

•                  Forfeiture rate - We estimated the forfeiture rate using our historical experience with pre-vesting options. Our annual weighted-average forfeiture rate was approximately 7.6% as of June 30, 2006 as compared to 4.7% as of March 31, 2006. The increase in the forfeiture rate was due to the forfeiture of an executive officer’s unvested options resulting from his departure from the company. We review our forfeiture rates each quarter and make changes as factors affecting our forfeiture rate calculations and assumptions change.

•                  Dividend yield - The expected dividend yield is 0% as we have not and do not expect to pay dividends.

The following table summarizes the weighted-average assumptions relating to our employee options for the three and six months ended June 30, 2006 and 2005 as permitted under FAS 123(R) for 2006 and FAS 123 for 2005:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	3.7%	4.6%	4.1%
Expected life (in years)	4.9	3.1	4.6	2.4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	94.0%	75.0%	98.2%	75.0%

Option prices are not less than the market price of our common stock on the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At June 30, 2006, options to purchase 1,543,293 shares of common stock were available for grant under our stock option plans.

Employee Stock Purchase Plan

The fair value of each option element of our employee stock purchase plan (ESPP) is estimated on the date of grant using the Black-Scholes option pricing model that uses weighted-average assumptions in the table below. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in an ESPP that establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise or purchase date. The plan also includes a reset feature whereby participants reset to a new offering when the market price of the stock falls below the market price on the first day of a twenty-four month offering period. Expected volatilities are based on historical volatility of our stock. Expected term represents the purchase periods within our offering period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury of constant maturity rates. Stock-based compensation expense relating to our employee stock purchase plan is recognized according to the FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option”, or FTB 97-1. As of June 30, 2006, there were approximately 56,000 shares in reserve for future issuance under the plan. The following table summarizes the weighted-average assumptions relating to our employee stock purchase plan for the six months ended June 30, 2006 and 2005:

	Employee Stock Purchase Plan
	Six Months Ended
	June 30,
	2006	2005
Risk-free interest rate	4.6%	4.1%
Expected life (in years)	1.2	0.5
Dividend yield	0.0%	0.0%
Expected volatility	110.3%	75.0%

Stock-based Compensation Award Activity

The following table summarizes activity under our equity incentive and stock option plans as of June 30, 2006 (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2005	3,893,219	$15.98
Granted	841,685	$8.16
Exercised	(31,668)	$8.04
Forfeited/Expired/Cancelled	(190,144)	$17.34
Outstanding at June 30, 2006	4,513,092	$14.52	7.82	$4,106,597
Vested and expected to vest at June 30, 2006	4,356,604	$15.05
Exercisable at June 30, 2006	2,440,405	$13.25	7.02	$2,706,408

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options to acquire 2.2 million shares that were in-the-money at June 30, 2006. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic values of options exercised under our stock option plans were approximately $88,000 and $612,332, respectively, determined as of the date of option exercise. As of June 30, 2006, there were approximately $13.3 million of total unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements granted under our stock option plans and $833,000 of total unamortized compensation cost related to our ESPP. That cost is expected to be recognized over a weighted-average period of 1.45 years. We also had approximately 2.1 million of unvested stock options at June 30, 2006. Future option grants and their valuation will increase our compensation cost in the future as the options are granted, valued and expensed ratably according to their vesting periods. The weighted average grant-date fair values of options granted in the six months ended June 30, 2006 and 2005 were $6.01 and $9.30, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the vesting period of the options prior to adopting SFAS 123(R). Our pro forma information was as follows (in thousands, except per share amounts):

	Three Months Ended,	Six Months Ended,
	June 30, 2005	June 30, 2005
Net loss—as reported:	$(12,293)	$(23,457)
Add (Deduct): Total stock-based employee compensation expense/(recovery) determined under APB 25	730	(531)
Add: Total stock-based employee compensation expense determined under the fair value based method of all awards	2,048	3,862
Pro forma net loss	$(13,611)	$(27,850)
Basic and diluted net loss per common share:
As reported	$(0.62)	$(1.18)
Pro forma	$(0.68)	$(1.41)

5. Revenue Recognition

We recognize revenue from our contract arrangements. Our revenue arrangements with multiple elements are evaluated under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Non-refundable, up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods of continuing involvement, generally the research term. When a research term is not specified, we estimate the time it will take us to complete our deliverables under the contract and recognize the upfront fee using the straight-line method over that time period. We review our estimates every quarter for reasonableness.

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

6. Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Checking account	$154	$742
Money market funds	10,057	3,421
Federal agency securities	17,917	21,067
Corporate bonds and notes	94,112	112,966

	$122,240	$138,196
Reported as:
Cash and cash equivalents	$62,228	$76,779
Available-for-sale securities	60,012	61,417

	$122,240	$138,196

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2006	Cost	Gains	Losses	Fair Value
Federal agency securities	$17,975	$—	$(57)	$17,918
Corporate bonds and note	42,158	4	(68)	42,094

Total	$60,133	$4	$(125)	$60,012

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value
Federal agency securities	$17,090	$1	$(17)	$17,074
Corporate bonds and note	44,419	1	(77)	44,343

Total	61,509	2	(94)	61,417

At June 30, 2006, the above debt securities had a weighted average maturity of approximately 134 days with two federal agency securities with a fair market value of $3.0 million having a maturity greater than 360 days.

The following table shows the gross unrealized losses and fair values of our investments in individual securities that are in an unrealized loss position aggregated by investment category, (in thousands):

		Unrealized
June 30, 2006	Fair Value	(Losses)/gains
Federal agency securities	$17,975	$(57)
Corporate bonds and notes	32,527	(68)

Total	$50,502	$(125)

		Unrealized
December 31, 2005	Fair Value	(Losses)/gains
Federal agency securities	$12,879	$(17)
Corporate bonds and notes	40,615	(75)

Total	$53,494	$(92)

As of June 30, 2006, there were no investments that had been in a continuous unrealized loss position for more than twelve months. As of December 31, 2005, we had an investment in corporate bonds and notes with a fair market value of approximately $1.0 million that was in a continuous unrealized loss position for more than twelve months. During the periods presented, there were no recorded realized gains or losses on investments.

As of June 30, 2006, a total of 33 individual securities were in an unrealized loss position for less than twelve months and deemed to be temporary. As of December 31, 2005, 34 individual securities were in an unrealized loss position for less than twelve months and deemed to be temporary.

7. Serono Collaboration

In October 2005, we entered into a collaborative research and license agreement with Serono granting it an exclusive license to develop and commercialize product candidates from our Aurora kinase inhibitor program. Even though the agreement includes a basket of compounds within the Aurora kinase inhibitor program, the collaboration and our efforts under the agreement are focused on R763. We are responsible for all costs associated with the preparation and filing of an Investigational New Drug, or IND, for R763, which we filed in December 2005, while Serono is responsible for all development of R763 following regulatory acceptance of the IND and will bear all costs thereafter. In connection with this collaboration, Serono paid us $10.0 million upfront and paid $15.0 million to purchase our common stock at a premium.

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

We were originally amortizing the $10.0 million upfront amount into revenue over nine months from the initiation of the collaboration in October 2005. This was the period of time during which we originally estimated it would take to perform our deliverables under the contract. When we evaluated this estimate in the second quarter of 2006, we concluded that we had achieved all our deliverables and should therefore recognize all of the remaining unamortized amount that would have been amortized in full in July 2006. The change in estimate resulted in approximately $860,000 of revenue that we recognized in the second quarter of 2006 instead of in the third quarter of 2006.

8. Pfizer Collaboration

In January 2005, we signed a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and chronic obstructive pulmonary disease. The agreement gives Pfizer the exclusive right to nominate up to two Syk inhibitors under certain conditions, to commence advanced preclinical development. Pfizer will have the exclusive right to develop any nominated compound, and we will earn milestones upon the selection of each of the two compounds and other clinical events as well as royalties on any future product sales. Pfizer is responsible for the manufacture of all preclinical and clinical materials for each compound or product and all costs associated with development and commercialization.

In May 2006, we achieved the first milestone when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma. Pfizer paid us $5.0 million for the exclusive right to R343 and will be responsible for all development related to R343 going forward.

9. Equipment Lease Line

In July 2005, our equipment credit line under an original master agreement was extended to create a total borrowing limit of $1.5 million through June 2006. In June 2006, we drew down the remaining lease line balance of $153,000 and obtained approval to extend our lease line to create a new total borrowing limit of $1.5 million. We have the ability to draw down on this line through June 2007. The repayment period will be for three years beginning on the first draw down with the interest rate on the line fixed at each drawdown. Each line has a bargain purchase buyout provision of $101. During the three months ended June 30, 2006, we drew down $222,000 on this new 2006 extension, which is included in capital lease obligation on the balance sheet. Approximately $1.3 million remained available under the line as of June 30, 2006.

10. Subsequent Event

 In July 2006, we amended our facility lease in order to defer certain rent payments for 2006 and 2007. The amended lease agreement also included warrants to purchase shares of our common stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying balance sheet of Rigel Pharmaceuticals, Inc. as of June 30, 2006, the related condensed statements of operations for the three and six-month periods ended June 30, 2006 and 2005, and the condensed statements of cash flows for the six-month period ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
July 21, 2006

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2005 audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may occur in future periods.

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

Rigel is a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory diseases, cancer and viral diseases. Our goal is to file one new drug (IND) application in a significant indication each year. We have achieved this goal each year beginning in 2002. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have product development programs in inflammatory/autoimmune diseases such as rheumatoid arthritis, thrombocytopenia, asthma and allergy as well as in cancer.

Rigel has multiple product candidates in development as follows:

•                  R788—Product Candidate for Rheumatoid Arthritis (RA). R788 is our lead product candidate. It has a novel mechanism of action-blocking IgG receptor signaling in macrophages and B-cells. Previously, we studied R788 in a Phase I single center, double-blind, randomized, placebo-controlled trial evaluating the safety and pharmacokinetics of escalating single and multiple doses of R788. We have completed R788 studies to evaluate its safety and pharmacokinetics in combination with methotrexate, a commonly prescribed treatment for RA. Results of this trial suggest no adverse interaction. We expect to commence Phase II clinical trials of R788 for RA in the second half of 2006.

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

In the first quarter of 2005, we announced that we entered into a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease, or COPD. The collaboration is focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme Syk, or spleen tyrosine kinase, a novel drug target for respiratory diseases. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could prevent both phases. In May 2006, we achieved the first collaboration milestone when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma. Pfizer paid us $5.0 million for the exclusive right to R343, which will be delivered using Pfizer’s dry powder inhaler and is projected to enter the clinic in 2007.

In addition to the above mentioned product candidates, we have ongoing research programs involving back-up candidates for the product candidates above as well as drug discovery efforts in our immunology/inflammation, virology, and oncology programs. For example, we are pursuing JAK3 inhibition in transplant rejection and in a variety of autoimmune diseases and Axl inhibition in oncology.

Corporate Collaborations

We carry on research and development programs in connection with our corporate collaborations. As of June 30, 2006, we had collaborations with six major pharmaceutical/biotech companies comprised of: one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics, two with Pfizer Inc., one initiated in 1999 and the other in the first quarter of 2005, relating to intrapulmonary asthma and allergy therapeutics, one with Novartis Pharma AG with respect to four different programs relating to immunology, oncology and chronic bronchitis, one with Daiichi Pharmaceuticals Co., Ltd. in the area of oncology, one with Merck, in the area of oncology, and one with Serono in the area of oncology. All of these collaborations, excluding the recent Pfizer and the Serono collaborations, have a research phase during which we receive or received funding based on the level of headcount allocated to a program. In all of these collaborations if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements. Only the Merck program currently provides for regular research reimbursement payments.

We are exploring new opportunities with existing and potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation. Our collaborations with Daiichi and recently with Merck are both later stage, focusing on drug discovery and development. Our 2005 collaboration with Pfizer covers compounds at the preclinical and lead designation stages while our 2005 collaboration with Serono covers a compound for which an IND was filed in December 2005 and obtained FDA approval in January 2006. We currently anticipate that in order to support our current research programs we will need to self-fund our own research programs, which involves an increased rate of spending on later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborations may have an expanded focus and could include high throughput screening, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development of compounds we have discovered. In addition, we believe these future collaborations could be structured to consist of upfront payments, the purchase of our common stock, milestone payments upon meeting certain conditions, research or development reimbursement payments and/or royalties upon commercialization of products resulting from the collaboration.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to terms of the research collaborations (i.e., amortization of upfront fees and certain milestones), investments, stock compensation, impairment issues, the estimated useful life of assets and contingencies. In June 2006, we evaluated the period for amortizing the Serono upfront payment and concluded we had achieved all of our deliverables under the contract. See further discussion in Note 7 above. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We believe that there have been no significant changes in our critical accounting policies during the period ended June 30, 2006 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of SFAS 123(R) for equity-based compensation costs in January 2006.

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

Non-refundable, up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods of continuing involvement, generally the research term. When a research term is not specified, we estimate the time it will take us to complete our deliverables under the contract and recognize the upfront fee using the straight-line method over that time period. We review our estimates every quarter for reasonableness.

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

Stock-based Compensation

	Three months ended			Six months ended
	June 30,		Aggregate Change	June 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Stock-based compensation expense/(recovery) from:
Officer, director and employee options	$3,220	$715	$2,505	$6,504	$(551)	$7,055
Consultant options	(93)	92	(185)	184	(115)	299
Other employee options	—	15	(15)	—	20	(20)

Total	$3,127	$822	$2,305	$6,688	$(646)	$7,334

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

In 2005, we recorded charges associated with the stock options that were eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, were treated for financial reporting purposes as variable awards. Therefore, for the period prior to adoption of FAS 123(R), we recorded a non-cash charge, generally for the intrinsic value of the options as they vested, utilizing the accelerated vesting method, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. For the three months ended June 30, 2005, we recorded non-cash compensation expense of approximately $715,000 related to all employee options eligible for replacement options. This expense resulted from the increase in the market price of our common stock during the period. For the six months ended June 30, 2005, we recorded a non-cash compensation recovery of approximately $551,000 related to all employee options eligible for replacement options. The recovery resulted from the decrease in the market price of our common stock during the six-month period ended June 30, 2005. For periods after the adoption of SFAS 123(R), we are continuing to account for the repriced options prior to the adoption of SFAS 123(R) in accordance with provisions of SFAS 123. In May 2006, our board of directors approved a plan to grant new options in August 2006 to employees who hold repriced options that expire in the same period. We will record stock-based compensation expense relating to the new options in the third quarter of 2006.

We also record charges associated with options granted to consultants reflecting the fair value valuation and periodic fair value remeasurement of outstanding consultant options under EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”   The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. For consultant options granted in 2006, we amortize stock-based compensation using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of FAS 123(R). For options granted prior to January 1, 2006, we used the accelerated method for expensing stock-based compensation, which was the method we used prior to adoption. We expect to see continued fluctuations in the future as a portion of these options are remeasured based on the changes in the current market price of our common stock.

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

Three and Six Months Ended June 30, 2006 and 2005

Revenues

	Three months ended			Six months ended
	June 30,		Aggregate Change	June 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Contract revenues from collaborations	$14,321	$4,606	$9,715	$24,218	$7,224	$16,994

Revenues by collaborator were:

	Three months ended			Six months ended
	June 30,		Aggregate Change	June 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Pfizer	$6,250	$1,250	$5,000	$7,500	$1,741	$5,759
Serono	5,693	—	5,693	12,527	—	12,527
Merck	2,378	1,795	583	4,191	3,260	931
Daiichi	—	1,561	(1,561)	—	2,223	(2,223)

Total	$14,321	$4,606	$9,715	$24,218	$7,224	$16,994

Contract revenues from collaborations for the three and six months ended June 30, 2006 and 2005 consisted primarily of research support and amortization of upfront fees and milestone payments from the continuation of our collaborations above. The increase in revenues for the three and six months ended June 30, 2006 compared to the similar periods in 2005 was primarily due to the recognition of the Pfizer milestone of $5.0 million for the nomination of R343 in May 2006 and the amortization of approximately $5.7 million related to upfront payments from Serono, which consisted of the payment we received in February 2006 upon the regulatory acceptance of the IND in January 2006 and the full amortization of the remaining balance of the Serono upfront payment due to the completion of all deliverables under the contract. As of June 30, 2006, no amounts relating to Serono were remaining to be amortized in future periods, therefore, future revenue from Serono in 2006, if any, will only include potential milestone payments. Research support under the Daiichi collaboration ended in August 2005. We have deferred approximately $922,000 of research reimbursement revenue from Merck in order to only account for the headcount effort expended by us for the time period invoiced, which covers the period from the initiation of the collaboration through June 30, 2006. We expect this amount will be recognized as revenue no later than at the end of the research phase of the collaboration, which is scheduled to be in May 2007. We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

Research and Development Expenses

	Three months ended			Six months ended
	June 30,		Aggregate Change	June 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Research and development expenses	$13,205	$13,807	$(602)	$27,916	$24,980	$2,936
Stock-based compensation expense/(recovery) included in research and development expenses	1,543	566	977	3,464	(461)	3,925

The decrease in research and development expenses of $602,000 for the three months ended June 30, 2006, compared to the similar period in 2005, was primarily attributable to a decrease in preclinical and clinical costs, offset by an increase in stock-based compensation expense upon the adoption of SFAS 123(R) as previously discussed under “Stock-based Compensation” in the “Critical Accounting Policies and the Use of Estimates” section. Preclinical and clinical costs decreased in the three months ended June 30, 2006, compared to the similar period in 2005, due to the termination of R112 and R803 programs in 2005 and the transfer of sponsorship relating to R763 to Serono in 2006. The increase in research and development expenses of approximately $2.9 million for the six months ended June 30, 2006 compared to the similar period in 2005 was primarily due to an increase in stock-based compensation expense upon adoption of SFAS 123(R), offset by a decrease in preclinical and clinical costs. The decrease in preclinical and clinical costs in the six months ended June 30, 2006 compared to the same period in 2005 was primarily attributable to the decrease in costs relating to our R112, R803 and R763 programs as discussed above, offset by increased costs relating to our R788 program. We expect that our research and development expenses will increase through the second half of 2006 as we initiate our Phase II trial of R788 for RA.

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

General and Administrative Expenses

	Three months ended			Six months ended
	June 30,		Aggregate Change	June 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
General and administrative expenses	$4,725	$3,429	$1,296	$9,728	$6,303	$3,425
Stock-based compensation expense/(recovery) included in general and administrative expenses	1,584	256	1,328	3,224	(185)	3,409

The increases in general and administrative expenses of approximately $1.3 million and $3.4 million for the three and six months ended June 30, 2006 compared to the similar periods in 2005 is primarily attributable to an increase in stock-based compensation expense upon the adoption of SFAS 123(R) as previously discussed under “Stock-based Compensation” in the “Critical Accounting Policies and the Use of Estimates” section.

Interest Income

	Three months ended			Six months ended
	June 30,		Aggregate Change	June 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Interest income	$1,426	$402	$1,024	$2,840	$732	$2,108

Interest income results from our interest-bearing cash and investment balances. The increase in the three and six months ended June 30, 2006 compared to the similar periods in 2005 is attributable to an increase in our overall investment balances as a result of the public offering we completed in July 2005 in which we raised $81.6 million in net proceeds, combined with an increase in the rate of interest we earned on the balances.

Interest Expense

	Three months ended			Six months ended
	June 30,		Aggregate Change	June 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Interest expense	$147	$65	$82	$213	$130	$83

Interest expense is the result of our capital lease obligations associated with fixed asset acquisitions. Interest expense increased for the three and six months ended June 30, 2006 and 2005 due to the increase in debt obligations outstanding during those periods.

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

Our future funding requirements will depend upon many factors, including, but not limited to:

•                                          the progress and success of clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us or our collaborative partners or licensees;

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. As of June 30, 2006, we had approximately $122.2 million in cash, cash equivalents and available-for-sale securities, as compared to $138.2 million as of December 31, 2005, a decrease of $16.0 million. The decrease was attributable to operating spending in the period, offset by the receipt of $5.0 million from Serono and $5.0 million from Pfizer. We also received approximately $1.3 million under our equipment financing arrangements, which was offset by debt service payments of approximately $663,000 relating to the equipment financing arrangements. We expect that our net cash used in operations for the second half of 2006 will increase as compared to the first half of 2006 as we commence our Phase II clinical trial of R788 for RA. For the three and six months ended June 30, 2006 and 2005, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

The following are our contractual commitments (by fiscal year) as of June 30, 2006 associated with debt obligations, contracted research obligations, and lease obligations:

	Total	2006	2007-2009	2010-2012	2013-2018
	(in thousands)
Debt obligations (1)	$3,148	$749	$2,399	$—	$—
Facilities lease, net of sublease (2)(3)	162,047	5,836	41,581	38,507	76,123

Total	$165,195	$6,585	$43,980	$38,507	$76,123

(1)           As of June 30, 2006, we had approximately $2.8 million in debt obligations associated with our equipment additions. All existing debt agreements as of June 30, 2006 are secured by the equipment financed, bear interest at rates in a range of 8.8% to 12.2% and are due in monthly installments through 2009.

(2)           During May 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years. This sublease was amended in September 2005 to extend the term for an additional year. The facilities lease obligations above are reflective of the new sublease income stream of $606,000.

(3)           The payments above reflect the remaining approximately twelve years of the lease term.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities. For the three and six months ended June 30, 2006 and 2005, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have had minimal exposure to foreign currency rate fluctuations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2006.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk(*) those risk factors below that reflect material changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2006.

We will need additional capital in the future to sufficiently fund our operations and research.*

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

Our future funding requirements will depend upon many factors, including, but not limited to:

•                                          the progress and success of clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us or our collaborative partners or licensees;

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $10.8 million for the first six months of 2006, $45.3 million in 2005 and $56.3 million in 2004. Currently, our revenues are generated solely from research payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of June 30, 2006, we had an accumulated deficit of approximately $268.3 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

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

We might not be able to commercialize our product candidates successfully if problems arise in the clinical testing and approval process.*

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

We currently do not have manufacturing capabilities or experience necessary to produce our product candidates, including R788 for clinical trials. We relied on a single third-party contractor to produce R763. We also rely on a single manufacturer for R788 product for clinical testing. We will rely on manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the U.S. Food and Drug Administration’s, or FDA’s current Good Manufacturing Practices, or GMP. These outsourcing efforts with respect to manufacturing preclinical and clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

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

To date, most of our revenues have been related to the research phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is partially offset by corresponding research costs. Following the completion of the research phase of each collaborative agreement, additional revenues may come only from milestone payments and royalties, which may not be paid, if at all, until some time well into the future. The risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. In late 2001, we recorded the first revenue from achievement of milestones in both the Pfizer and Johnson & Johnson collaborations. In addition, we have subsequently received milestone payments from Novartis, Daiichi, Merck, Serono and Pfizer. Under many agreements, however, milestone payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our stock.

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

As a small company with only 149 employees as of June 30, 2006, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

The market prices for our securities and those of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•                                          the progress and success of clinical trials and preclinical activities (i.e., studies, manufacture of materials) of our product candidates conducted by us or our collaborative partners or licensees;

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

Item 4.           Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on May 30, 2006. At such meeting, the following actions were voted upon.

(a)          To elect a director, James M. Gower, to hold office until our 2009 Annual Meeting of Stockholders.

Votes in Favor	Votes Withheld
20,564,369	538,198

(b)         To elect a director, Gary A. Lyons, to hold office until our 2009 Annual Meeting of Stockholders.

Votes in Favor	Votes Withheld
19,573,001	1,529,566

(c)          To elect a director, Donald G. Payan, M.D., to hold office until our 2009 Annual Meeting of Stockholders.

Votes in Favor	Votes Withheld
21,033,774	68,793

(d)         To approve our 2000 Equity Incentive Plan as amended.

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
13,344,529	4,091,752	16,830	3,649,456

(e)          To ratify the selection by the audit committee of our board of directors of Ernst & Young LLP as independent auditors of Rigel for our fiscal year ending December 31, 2006.

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
20,605,211	492,864	4,492	0

Continuing Directors

Our directors whose terms of office continued after the 2006 Annual Meeting of Stockholders were: (1) Jean Deleage, Ph.D., Alan D. Frazier and Peter S. Ringrose, Ph.D., whose current terms expire at the 2007 Annual Meeting of the Stockholders, and (2) Walter H. Moos, Ph.D., Hollings C. Renton, and Stephen A. Sherwin, M.D., whose current terms expire at the 2008 Annual Meeting of the Stockholders.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date:	August 2, 2006

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Vice President of Finance and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 2, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
4.1	Specimen Common Stock Certificate.(1)
4.3	Form of warrant to purchase shares of common stock.(2)
4.7	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.8	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock.(4)
4.10	Warrant issued to Kwacker Limited for the purchase of shares of common stock.(3)
4.23	Second Investor Rights Agreement between Rigel and certain investors, dated June 26, 2003.(5)
10.33	2006 Base Salaries for Named Executive Officers.(6)
10.34	2006 Bonus Plan for Executive Officers.
15.1	Letter re: unaudited interim financial information.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 24, 2003 and incorporated herein by reference.
(2)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(5)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K on January 30, 2006 and incorporated herein by reference.