Form 10-Q
period 2006-09-30
RIGEL PHARMACEUTICALS INC
filed 2006-11-07
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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

As of November 2, 2006, there were 25,091,811 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

RIGEL PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2006	December 31, 2005(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,421	$76,779
Available-for-sale securities	59,591	61,417
Accounts receivable	1,050	1,050
Other receivables	702	777
Prepaid expenses and other current assets	2,158	2,573
Total current assets	118,922	142,596

Property and equipment, net	3,163	3,457
Other assets	2,289	1,615
	$124,374	$147,668

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,452	$2,497
Accrued compensation	1,772	2,189
Other accrued liabilities	1,091	2,324
Deferred revenue	5,143	15,567
Capital lease obligations	1,278	1,070
Total current liabilities	10,736	23,647

Long-term portion of capital lease obligations	1,298	1,132
Long-term portion of deferred revenue	—	2,771
Long-term portion of deferred rent	12,535	11,121
Other long-term liabilities	374	409

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,073,387 and 24,814,671 shares issued and outstanding on September 30, 2006 and December 31, 2005, respectively	25	25
Additional paid-in capital	379,105	366,203
Deferred stock compensation	—	(26)
Accumulated other comprehensive gain (loss)	4	(92)
Accumulated deficit	(279,703)	(257,522)
Total stockholders’ equity	99,431	108,588
	$124,374	$147,668

Note (1)     The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2005.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Contract revenues from collaborations	$6,127	$3,282	$30,345	$10,506
Costs and expenses:

Research and development	14,050	13,676	41,966	38,656

General and administrative	4,804	3,383	14,532	9,686

	18,854	17,059	56,498	48,342

Loss from operations	(12,727)	(13,777)	(26,153)	(37,836)

Interest income	1,447	935	4,287	1,667

Interest expense	(102)	(64)	(315)	(194)

Net loss	$(11,382)	$(12,906)	$(22,181)	$(36,363)

Net loss per common share, basic and diluted	$(0.46)	$(0.56)	$(0.89)	$(1.74)

Weighted average shares used in computing net loss per common share, basic and diluted	24,987	23,235	24,882	20,958

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(22,181)	$(36,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	989	683
Non-cash stock compensation expense	10,137	138
Changes in assets and liabilities:
Accounts receivable	—	(1,050)
Other receivables	75	129
Prepaid expenses and other current assets	415	(43)
Other assets	127	113
Accounts payable	(1,045)	793
Accrued compensation	(417)	(44)
Other accrued liabilities	(1,233)	191
Deferred revenue	(13,195)	4,900
Deferred rent and other long-term liabilities	1,379	(122)

Net cash used in operating activities	(24,949)	(30,675)

Investing activities
Purchases of available-for-sale securities	(53,526)	(45,984)
Maturities of available-for-sale securities	55,448	70,894
Capital expenditures	(695)	(533)
Net cash provided by investing activities	1,227	24,377

Financing activities
Proceeds from capital lease financings	1,350	1,191
Payments on capital lease obligations	(976)	(1,291)
Net proceeds from issuances of common stock	1,990	87,659
Net cash provided by financing activities	2,364	87,559

Net (decrease) increase in cash and cash equivalents	(21,358)	81,261
Cash and cash equivalents at beginning of period	76,779	10,495
Cash and cash equivalents at end of period	$55,421	$91,756

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

2. Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The balance sheet at December 31, 2005 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements.  Because all of the disclosure required by U.S. generally accepted accounting principles for complete financial statements are not included herein, these unaudited interim condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Comprehensive net loss did not differ materially from the net loss as reported.

3. Basic and Diluted Net Loss Per Share

Basic net loss per share was computed by dividing the net loss for the period by the number of weighted average shares of common stock outstanding during the period. The calculation of diluted net loss per share excluded shares of potential common stock, consisting of stock options and warrants, because their effect would have been anti-dilutive.

4. Stock Award Plans

We have two stock option plans, the 2000 Equity Incentive Plan and 2000 Non-Employee Directors Stock Option Plan, that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. Under the plans, we may issue non-qualified options or incentive stock options. We also have an employee stock purchase plan, or ESPP, where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The benefits provided under these plans are share-based payments subject to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment (Revised 2004),” or SFAS 123(R), and guidance under the Securities and Exchange Commission’s Staff Accounting Bulletin 107, or SAB No. 107.

Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” or SFAS 148, and (ii) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost under SFAS 123(R) for awards granted prior to January 1, 2006 is recognized using an accelerated method pursuant to the Financial Accounting Standards Board, or FASB, Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” or FIN 28. For awards granted after January 1, 2006, we have adopted the use of the straight-line attribution method over the requisite service period for the entire award. Results of prior periods do not reflect any restated amounts, and we had no cumulative effect adjustment upon adoption of SFAS No. 123(R) under the modified prospective method.

Impact of the Adoption of SFAS 123(R)

Total stock-based compensation expense related to all of the Company’s share-based awards that we recognized for the three and nine months ended September 30, 2006 and 2005 was comprised as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Research and development	$1,734	$570	$5,198	$109
General and administrative	1,715	214	4,939	29
Stock-based compensation expense	$3,449	$784	$10,137	$138

Stock-based compensation expense per share
Basic and diluted	$0.14	$0.03	$0.41	$0.01

We recorded approximately $3.4 million in stock-based compensation expense for the three months ended September 30, 2006, consisting of approximately $3.4 million in stock-based awards granted to officers, directors and all other employees from our stock option plans and ESPP and approximately $11,000 from options granted to consultants.  We recorded approximately $10.1 million in stock-based compensation expense for the nine months ended September 30, 2006, consisting of approximately $9.9 million in stock-based awards granted to officers, directors and all other employees from our stock option plans and ESPP and approximately $195,000 from options granted to consultants. Pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. Our annual weighted average forfeiture rate was 7.7% as of September 30, 2006, as compared to 7.6% as of June 30, 2006.  The slight increase was due to employees who terminated employment in the third quarter of 2006.  We will record actual forfeitures as they occur, and we will review our forfeiture rates each quarter and make changes to our estimate.

For the three and nine months ended September 30, 2006, we recorded stock-based compensation expense of approximately $11,000 and $195,000, respectively, associated with options granted to consultants, reflecting the fair value and periodic fair value remeasurement of outstanding consultant options under Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” or EITF 96-18.   The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. For consultant options granted in 2006, we amortized stock-based compensation using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of SFAS 123(R). For options granted prior to January 1, 2006, we used the accelerated method for expensing stock-based compensation, which was the method we used prior to adoption. We recorded stock-based compensation expense of approximately $139,000 and $24,000 for the three and nine months ended September 30, 2005, respectively, relating to consultant options. We expect to see continued fluctuations in the future as a portion of these options are remeasured based on the changes in the current market price of our common stock.

In 2005, we recorded charges associated with the stock options that were eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, were treated for financial reporting purposes as variable awards. Therefore, for the period prior to adoption of SFAS 123(R), we recorded a non-cash charge, generally for the intrinsic value of the options as they vested in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, utilizing the accelerated vesting method, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. For the three and nine months ended September 30, 2005, we recorded stock-based compensation expense of approximately $633,000 and $82,000, respectively, related to all employee options eligible for replacement options.  The expense resulted from the increase in the market price of our common stock during the three and nine-month period ended September 30, 2006.   For periods after the adoption of SFAS 123(R), we continue to account for the vested portion of the options repriced prior to the adoption of SFAS 123(R) in accordance with provisions of SFAS 123.  In August 2006, our board of directors granted new options to officers, directors and all other employees and consultants who held these repriced options that had expired in August 2006.  We granted approximately 179,000 options with an exercise price of $9.56 per share.  The options vested 50% at the date of the grant and the remaining 50% will vest monthly over two years.  We recorded stock-based compensation expense of approximately $616,000 relating to these new options for the three and nine months ended September 30 2006.

Under SFAS 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. We have segregated option awards into three homogenous groups (i.e., Officers and Directors, All Other Employees and Consultants) for purposes of determining fair values of options.

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

•      Expected term - We worked with various data points to determine the most applicable expected term for each option group. The data points included: (1) expected term of the options from option grant date to exercise date; (2) cancellation term of options from grant date to cancellation date and excluding unvested option forfeitures from the determination; and (3) term of options that remain outstanding from grant date to the end of the reporting period. The analysis of the above data points gave us a range of expected terms to consider; however, we also considered the vesting schedules of the options granted and factors surrounding exercise behavior of our groups, our current market price and company activity that may affect our market price. In addition, we also considered the vesting schedules of the options, the optionee type (i.e., officers and directors, all other employees and consultants) and other factors that may affect the expected term of the option. For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding years.

•      Risk-free interest rate - The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group.

•      Forfeiture rate - We estimated the forfeiture rate using our historical experience with pre-vesting options. Our annual weighted-average forfeiture rate was approximately 7.7% as of September 30, 2006, as compared to 7.6% as of June 30, 2006.  We review our forfeiture rates each quarter and make changes as factors affecting our forfeiture rate calculations and assumptions change.

•      Dividend yield - The expected dividend yield is 0% as we have not paid and do not expect to pay dividends.

The following table summarizes the weighted-average assumptions relating to our employee options for the three and nine months ended September 30, 2006 and 2005, as permitted under SFAS 123(R) for 2006 and SFAS 123 for 2005:

	Stock Option Plans Three Months Ended September 30,		Stock Option Plans Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.8%	4.1%	4.7%	4.1%
Expected term (in years)	4.0	3.3	4.4	2.9
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	90.0%	75.0%	95.7%	75.0%

Option prices are not less than the market price of our common stock on the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At September 30, 2006, options to purchase 1,435,173 shares of common stock were available for grant under our stock option plans.

Employee Stock Purchase Plan

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions set forth in the table below. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The plan also includes a feature whereby a new offering period begins when the fair market value of our common stock on a purchase date during an offering falls below the fair market value of our common stock on the first day of such offering period.  Participants are automatically enrolled in the new offering period. Expected volatilities are based on historical volatility of our stock. Expected term represents the purchase periods within our offering period. The risk-free rate for periods within the contractual life of the option is based on U.S. Treasury constant maturity rates. Stock-based compensation expense relating to our ESPP is recognized according to the FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option,” or FTB 97-1. As of September 30, 2006, there were approximately 56,000 shares in reserve for future issuance under the ESPP. The following table summarizes the weighted-average assumptions relating to our ESPP for the nine months ended September 30, 2006 and 2005:

	Employee Stock Purchase Plan Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.6%	4.1%
Expected term (in years)	1.2	0.5
Dividend yield	0.0%	0.0%
Expected volatility	109.9%	88.3%

Stock-based Compensation Award Activity

The following table summarizes activity under our equity incentive and stock option plans as of September 30, 2006 (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2005	3,893,219	$15.98
Granted	1,221,592	$8.78
Exercised	(176,586)	$7.93
Forfeited/Expired/Cancelled	(461,931)	$14.49
Outstanding at September 30, 2006	4,476,294	$14.49	8.11	$4,934,064
Vested and expected to vest at September 30, 2006	4,323,810	$14.25
Exercisable at September 30, 2006	2,488,237	$12.90	7.60	$3,516,754

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options to acquire 2.3 million shares that were in-the-money at September 30, 2006. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans were approximately $366,000 and $911,000, respectively, determined as of the date of option exercise. As of September 30, 2006, there was approximately $12.1 million of total unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements granted under our stock option plans and $618,000 of total unamortized compensation cost related to our ESPP. These costs are expected to be recognized over a weighted-average period of 1.63 years. We also had approximately 2.0 million of unvested stock options at September 30, 2006. Future option grants and their valuation will increase our compensation cost in the future as the options are granted, valued and expensed ratably according to their vesting periods. The weighted average grant-date fair values of options granted in the nine months ended September 30, 2006 and 2005 were $6.23 and $10.88, respectively.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to adopting SFAS 123(R) on January 1, 2006, we accounted for equity-based employee compensation costs under the recognition and measurement principles of APB 25. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and net loss per share was determined as if we had accounted for issuances under our stock option plans and ESPP under the fair value method prescribed by SFAS 123, as amended by SFAS No. 148. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. See the weighted-average assumptions discussed above.

For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the vesting period of the options prior to adopting SFAS 123(R). Our pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss—as reported:	$(12,906)	$(36,363)
Add: Total stock-based employee compensation expense determined under APB 25	645	114
Deduct: Total stock-based employee compensation expense determined under under the fair value based method of all awards	(1,962)	(5,824)
Pro forma net loss	$(14,223)	$(42,073)
Basic and diluted net loss per common share:
As reported	$(0.56)	$(1.74)
Pro forma	$(0.61)	$(2.01)

5. Revenue Recognition

We recognize revenue from our contract arrangements. Our revenue arrangements with multiple elements are evaluated under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria is applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Revenue related to collaborative research with our corporate collaborators is recognized as research services are performed over the related development funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in the applicable agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases, approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. For the Merck collaboration, we are recognizing a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project. It is our policy to recognize revenue based on our level of effort expended, and that revenue recognized will not exceed amounts billable under the arrangement.

Revenue associated with at-risk milestones pursuant to collaborative agreements is recognized based upon the achievement of the milestones as set forth in the applicable agreement.

Royalties will be recognized as earned in accordance with the contract terms when the third party results are reliably measurable and collectibility is reasonably assured.

6. Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Checking account	$142	$742
Money market funds	14,381	3,421
Federal agency securities	14,723	21,067
Corporate bonds and notes	85,766	112,966

	$115,012	$138,196

Reported as:
Cash and cash equivalents	$55,421	$76,779
Available-for-sale securities	59,591	61,417

	$115,012	$138,196

September 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency securities	$14,741	$2	$(20)	$14,723
Corporate bonds and note	44,846	31	(9)	44,868

Total	$59,587	$33	$(29)	$59,591

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency securities	$17,090	$1	$(17)	$17,074
Corporate bonds and note	44,419	1	(77)	44,343

Total	61,509	2	(94)	61,417

At September 30, 2006, the above debt securities had a weighted average maturity of approximately 114 days.  Two federal agency securities with a fair market value of $3.0 million had a maturity greater than 360 days.

The following table shows the gross unrealized losses and fair values of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

September 30, 2006	Fair Value	Unrealized Losses
Federal agency securities	$10,241	$(20)
Corporate bonds and notes	14,155	(9)
Total	$24,396	$(29)

December 31, 2005	Fair Value	Unrealized Losses
Federal agency securities	$12,879	$(17)
Corporate bonds and notes	40,615	(77)

Total	$53,494	$(94)

At September 30, 2006, we had two investments with a combined fair market value of approximately $3.5 million that had been in a continuous unrealized loss position for more than twelve months.  As of September 30, 2006, this unrealized loss amount was approximately $2,000.  We have not recorded an impairment charge as of September 30, 2006, since we have the ability and intent to hold these investments to maturity at which time no gain or loss would be recognized.  Both of these investments will mature by October 31, 2006.  As of December 31, 2005, we had an investment in corporate bonds and notes with a fair market value of approximately $1.0 million that was in a continuous unrealized loss position for more than twelve months. During the periods presented, there were no recorded realized gains or losses on investments.

As of September 30, 2006, a total of 15 individual securities were in an unrealized loss position for twelve months or less and deemed to be temporary. As of December 31, 2005, 34 individual securities were in an unrealized loss position for less than twelve months and deemed to be temporary.

7. Serono Collaboration

In October 2005, we entered into a collaborative research and license agreement with Serono granting it an exclusive license to develop and commercialize product candidates from our Aurora kinase inhibitor program. The collaboration and our efforts under the agreement were focused on R763. We were responsible for all costs associated with the preparation and filing of an Investigational New Drug application, or IND, for R763, which we filed in December 2005.  Serono is responsible for all development of R763 following regulatory acceptance of the IND and will bear all costs thereafter. In connection with this collaboration, Serono paid us an upfront payment of $10.0 million.  In addition, Serono purchased $15.0 million of our common stock at a premium.

During February 2006, we received a payment of $5.0 million in connection with the regulatory acceptance of the R763 IND in January 2006. We amortized the payment on a straight-line basis thru April 2006, when our involvement with the amended IND was completed.  We will be eligible to receive additional milestone payments, under certain conditions, upon commencement of a Phase I clinical trial for R763, certain other clinical events and marketing approval, as well as royalties on any future product sales.

We were originally amortizing the $10.0 million upfront payment into revenue over a nine-month period commencing with the initiation of the collaboration in October 2005.  This was the period of time that we originally estimated it would take to perform our deliverables under the contract.  When we reevaluated this estimate in the second quarter of 2006, we concluded that we had achieved all our deliverables and should therefore recognize all of the remaining unamortized amount. This change in estimate resulted in the recognition of approximately $860,000 of revenue in the second quarter of 2006 instead of in the third quarter of 2006.

In September 2006, we received a $3.0 million milestone payment from Serono in connection with the initiation of the Phase I study of R763.

8. Pfizer Collaboration

In January 2005, we signed a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and chronic obstructive pulmonary disease.  The agreement gives Pfizer the exclusive right to nominate up to two spleen tyrosine kinase, or Syk, inhibitors, under certain conditions, to commence advanced preclinical development.  Pfizer will have the exclusive right to develop any nominated compound, and we will earn milestone payments upon the selection of each of the two compounds and other clinical events as well as royalties on any future product sales.  Pfizer is responsible for the manufacture of all preclinical and clinical materials for each compound or product and all costs associated with development and commercialization.

In May 2006, we achieved the first milestone payment when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma.  Pfizer paid us $5.0 million for the exclusive right to R343 and will be responsible for all development related to R343 going forward.

9.  Facility Lease Amendment

In July 2006, we amended our facility lease in order to defer certain rent payments to originally occur in 2006 and 2007.  The deferred payments are due to be paid to the landlord over the period starting from 2009 to 2012, but we may prepay the deferred amount at any time without penalty.  We reevaluated the lease amendment under FAS 13, “Accounting for Leases” and determined that the amended lease still qualified as an operating lease.  In conjunction with the lease amendment, a warrant was issued to purchase 100,000 shares of our common stock at $10.57 per share.  The warrant remains exercisable until July 2013 and is exercisable at the option of the holder.  The fair value of the warrant using the Black-Scholes valuation method was approximately $800,000, which we determined using an estimated volatility rate of 99%, risk-free interest rate of approximately 5% and an expected term of 7 years, the term of the warrant.  The fair value of the warrant is recorded in “Prepaid expenses and other current assets” on our balance sheet and is being amortized approximately over 12 years, the remaining life of the lease.

10. Equipment Lease Line

In June 2006, we obtained approval to extend our equipment lease line to create a new total borrowing limit of $1.5 million.  We have the ability to draw down on this line through June 2007. The repayment period will be for three years beginning on the first draw down with the interest rate on the line fixed at each drawdown. Each line has a bargain purchase buyout provision of $101. During the three months ended September 30, 2006, we drew down approximately $93,000, which is included in our capital lease obligation on the balance sheet. Approximately $1.2 million remained available under the line as of September 30, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying balance sheet of Rigel Pharmaceuticals, Inc. as of  September 30, 2006, the related condensed statements of operations for the three and nine-month periods ended September 30, 2006 and 2005, and the condensed statements of cash flows for the nine-month period ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
October 20, 2006

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2005 audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may occur in future periods.

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

Rigel is a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory diseases, cancer and viral diseases. Our goal is to file one new investigative new drug (IND) application in a significant indication each year. We have achieved this goal each year beginning in 2002. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have product development programs in inflammatory/autoimmune diseases such as rheumatoid arthritis, thrombocytopenia, asthma and allergy as well as in cancer.

Rigel has multiple product candidates in development as follows:

•      R788—Product Candidate for Rheumatoid Arthritis (RA). R788 is our lead product candidate. It has a novel mechanism of action-blocking IgG receptor signaling in macrophages and B-cells. Previously, we studied R788 in a Phase I single center, double-blind, randomized, placebo-controlled trial evaluating the safety and pharmacokinetics of escalating single and multiple doses of R788. We completed R788 studies to evaluate its safety and pharmacokinetics in combination with methotrexate, a commonly prescribed treatment for RA. Results of this trial suggest no adverse interaction. In September 2006, we commenced a Phase II, multicenter, ascending dose, randomized, double-blind, placebo-controlled, dose ranging study to evaluate up to three doses of R788 in RA patients failing to respond to methotrexate.  We expect to receive results from the study in the second half of 2007.

•      R788—Product Candidate for Immune Thombocytopenic Purpura (ITP). Platelet destruction from ITP is mediated by IgG signaling. R788 is a potent inhibitor of IgG signaling. In preclinical studies, R788 was shown to improve thrombocytopenia in an ITP mouse model. We plan to commence Phase II clinical trials of R788 to evaluate its safety and efficacy in refractory ITP patients by the end of 2006.

•      R788—Product Candidate for B-Cell Lymphoma. Research has shown that Syk overactivity is an essential mechanism in several types of B-cell lymphoma survival and that R788 inhibits the growth of B-cell lymphoma driven by Syk overactivity.  We expect to file an IND for this indication by the end of the 2006 and begin clinical trials in the first half of 2007.

•      R763—Product Candidate for Oncology. R763 is a potent, highly-selective, small-molecule inhibitor of Aurora kinase targeting cancer cell proliferation. In October 2005, we signed a licensing agreement with Serono that grants to Serono an exclusive license to develop and commercialize inhibitors in our Aurora kinase program, including R763.  Under the agreement, we were responsible for filing an IND for R763, which we filed with the Food and Drug Administration, or FDA, in December 2005, and were allowed to proceed under the IND in January 2006.  Serono is responsible for the further development and commercialization of R763.  During February 2006, we received a payment of $5.0 million from Serono triggered by the regulatory acceptance.  In September 2006, we received a payment of $3.0 million from Serono triggered by Serono’s initiation of a Phase I trial for R763.  The Phase I trial is a multicenter study on patients with refractory solid tumors.

In the first quarter of 2005, we announced that we entered into a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease, or COPD. The collaboration is focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme Syk, a novel drug target for respiratory diseases. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could prevent both phases.  In May 2006, we achieved the first collaboration milestone when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma.  Pfizer paid us $5.0 million for the exclusive right to R343, which is expected to be delivered using Pfizer’s dry powder inhaler and is expected to enter the clinic in 2007.

In October 2006, we announced that we selected R348, an orally-available, potent and selective inhibitor of Janus Kinase 3, or JAK3, to enter preclinical studies to support an IND application planned for 2007.  We are also studying Axl inhibition in oncology.  In addition to the aforementioned product candidates, we have ongoing research programs involving back-up candidates for the product candidates above and drug discovery efforts in our immunology/inflammation, virology and oncology programs.

Corporate Collaborations

We carry on research and development programs in connection with our corporate collaborations. As of September 30, 2006, we had collaborations with six major pharmaceutical/biotech companies comprised of: one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics, two with Pfizer Inc., one initiated in 1999 and the other in the first quarter of 2005, relating to intrapulmonary asthma and allergy therapeutics, one with Novartis Pharma AG with respect to four different programs relating to immunology, oncology and chronic bronchitis, one with Daiichi Pharmaceuticals Co., Ltd. in the area of oncology, one with Merck, in the area of oncology, and one with Serono in the area of oncology. All of these collaborations, excluding the recent Pfizer and the Serono collaborations, have a research phase during which we receive or received funding based on the level of headcount allocated to a program. In all of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements. Only the Merck program currently provides for regular research reimbursement payments.

We are exploring new opportunities with existing and potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation. Our collaborations with Daiichi and recently with Merck are both later stage, focusing on drug discovery and development. Our 2005 collaboration with Pfizer covers a compound that Pfizer selected for advanced preclinical development in May 2006, while our 2005 collaboration with Serono covers a compound that began clinical trials in September 2006. We currently anticipate that in order to support our current research programs, we will need to self-fund our own research programs, which involves an increased rate of spending on later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborations may have an expanded focus and could include high throughput screening, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development of compounds we have discovered. In addition, we believe these future collaborations could be structured to consist of upfront payments, the purchase of our common stock, milestone payments upon meeting certain conditions, research or development reimbursement payments and/or royalties upon commercialization of products resulting from the collaboration.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates, including those related to terms of the research collaborations (i.e., amortization of upfront fees and certain milestones), investments, stock compensation, impairment issues, the estimated useful life of assets and contingencies, on an on-going basis.  In June 2006, we evaluated the period for amortizing the Serono upfront payment and concluded that we had achieved all of our deliverables under the contract.  See further discussion in Note 7 to the financial statements included in this report.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We believe that there have been no significant changes in our critical accounting policies during the period ended September 30, 2006 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment (Revised 2004),” or SFAS 123(R), for equity-based compensation costs in January 2006.

Revenue Recognition

We recognize revenue from our contract arrangements. Our revenue arrangements with multiple elements are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria is applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Revenue related to collaborative research with our corporate collaborators is recognized as research services are performed over the related development funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in the applicable agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases, approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. For the Merck collaboration, we are recognizing a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project. It is our policy to recognize revenue based on our level of effort expended and that revenue recognized will not exceed amounts billable under the arrangement.

Revenue associated with at-risk milestones pursuant to collaborative agreements is recognized based upon the achievement of the milestones as set forth in the applicable agreement.

Royalties will be recognized as earned in accordance with the contract terms when the third party results are reliably measurable and collectibility is reasonably assured.

Stock-based Compensation

	Three months ended September 30,		Aggregate Change	Nine months ended September 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$3,438	$633	$2,805	$9,942	$82	$9,860
Consultant options	11	139	(128)	195	24	171
Other employee options	—	12	(12)	—	32	(32)

Total	$3,449	$784	$2,665	$10,137	$138	$9,999

We grant options to purchase our common stock to our officers, directors and all other employees and consultants under our stock option plans. Eligible employees can also purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date under our employee stock purchase plan, or ESPP.  The benefits provided under these plans are share-based payments subject to the provisions of SFAS 123(R). Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” or SFAS 148, and (ii) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and Staff Accounting Bulletin No. 107, or SAB 107. Compensation cost under SFAS 123(R) for awards granted prior to January 1, 2006 is recognized using an accelerated method pursuant to the FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” or FIN 28. For awards granted after January 1, 2006, we have adopted the use of the straight-line attribution method over the requisite service period for the entire award. Results of prior periods do not reflect any restated amounts, and the cumulative effect of a change in accounting principle was insignificant upon adoption of SFAS No. 123(R) under the modified prospective method. In addition pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. We will record actual forfeitures as they occur, and we will review our forfeiture rates each quarter and make any necessary changes our estimates.

Prior to adopting SFAS 123(R) on January 1, 2006, we accounted for equity-based employee compensation costs under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and net loss per share was determined as if we had accounted for issuances under our stock option plans and ESPP under the fair value method prescribed by SFAS 123, as amended by SFAS 148. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

In 2005, we recorded charges associated with the stock options that were eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, were treated for financial reporting purposes as variable awards. Therefore, for the period prior to adoption of SFAS 123(R), we recorded a non-cash charge, generally for the intrinsic value of the options as they vested, utilizing the accelerated vesting method, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. For the three and nine months ended September 30, 2005, we recorded non-cash compensation expense of approximately $633,000 and $82,000 respectively, related to all employee options eligible for replacement options.  The expense resulted from the increase in the market price of our common stock during the three and nine-month periods ended September 30, 2005.  For periods after the adoption of SFAS 123(R), we continue to account for the repriced options prior to the adoption of SFAS 123(R) in accordance with provisions of SFAS 123.  In August 2006, our board of directors granted new options to employees, non-employee directors and consultants who held repriced options that had expired in August 2006.  We granted approximately 179,000 options with an exercise price of $9.56 per share.  The options vested 50% at the date of the grant and the remaining 50% will vest monthly over two years.  We recorded stock-based compensation expense of approximately $616,000 relating to these new options that vested during the period ended September 30, 2006.

We also record charges associated with options granted to consultants reflecting the fair value valuation and periodic fair value remeasurement of outstanding consultant options under Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Employees for Acquiring, or in Conjunction with Selling Goods or Services,” or EITF 96-18.The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. For consultant options granted in 2006, we amortize stock-based compensation using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of SFAS 123(R). For options granted prior to January 1, 2006, we used the accelerated method for expensing stock-based compensation, which was the method we used prior to adoption. We expect to see continued fluctuations in the future as a portion of these options are remeasured based on the changes in the current market price of our common stock.

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

The guidance in and application of SFAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulleting No. 107, or SAB 107, may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we may adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Three and Nine Months Ended September 30, 2006 and 2005

Revenues

	Three months ended September 30,		Aggregate Change	Nine months ended September 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Contract revenues from collaborations	$6,127	$3,282	$2,845	$30,345	$10,506	$19,839

Revenues by collaborator were:

	Three months ended September 30,		Aggregate Change	Nine months ended September 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Serono	$3,000	$—	$3,000	$15,527	$—	$15,527
Merck	1,877	1,812	65	6,068	5,072	996
Pfizer	1,250	1,250	—	8,750	2,991	5,759
Daiichi	—	220	(220)	—	2,443	(2,443)

Total	$6,127	$3,282	$2,845	$30,345	$10,506	$19,839

Contract revenues from collaborations for the three and nine months ended September 30, 2006 and 2005 consisted primarily of research support and amortization of upfront fees and milestone payments from the continuation of our current collaborations.  The increase in revenues for the three months ended September 30, 2006 as compared to the similar period in 2005 was primarily due to the recognition of Serono’s milestone payment to us of $3.0 million upon the initiation of a Phase 1 study for R763.  The increase in revenues for the nine months ended September 30, 2006 as compared to the similar period in 2005 was primarily due to the recognition of Serono milestone payments totaling $8.0 million, the amortization of the Serono upfront payment of $7.5 million and the recognition of the Pfizer milestone payment of $5.0 million for the nomination of R343, offset by the termination of the Daiichi collaboration in 2005. We have deferred approximately $958,000 of research reimbursement revenue from Merck in order to account for the headcount effort expended by us for the time period invoiced, which covers the period from the initiation of the collaboration through September 30, 2006. We expect this amount will be recognized as revenue no later than at the end of the research phase of the collaboration, which is scheduled to be in May 2007. We expect contract revenues from collaborations to be a significant component of our total revenues for the foreseeable future.

Research and Development Expenses

	Three months ended September 30,		Aggregate Change	Nine months ended September 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Research and development expenses	$14,050	$13,676	$374	$41,966	$38,656	$3,310
Stock-based compensation expense included in research and development expenses	1,734	570	1,164	5,198	109	5,089

The increase in research and development expenses for the three months ended September 30, 2006, as compared to the similar period in 2005, was primarily attributable to an increase in stock-based compensation expense upon the adoption of SFAS 123(R) as previously discussed under “Critical Accounting Policies and the Use of Estimates - Stock-based Compensation,” offset by a decrease in preclinical and clinical costs. The decrease in preclinical and clinical costs in the three months ended September 30, 2006, as compared to the similar period in 2005, was primarily due to the termination of the R112 program in 2005 and the transfer of sponsorship relating to R763 to Serono in 2006.  The increase in research and development expenses for the nine months ended September 30, 2006, compared to the similar period in 2005, was primarily due to an increase in stock-based compensation expense upon adoption of SFAS 123(R), offset by a decrease in preclinical and clinical costs.  The decrease in preclinical and clinical costs in the nine months ended September 30, 2006, compared to the same period in 2005, was primarily attributable to the decrease in costs relating to termination of the R112 and R803 programs and the transfer of R763 to Serono as discussed above, offset by increased costs relating to our R788 program.  We expect that our research and development expenses will increase through the remainder of 2006 as we continue our Phase II trial of R788 for RA, commence our Phase II trial of R788 for ITP and continue to work on programs for other indications.

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

General and Administrative Expenses

	Three months ended September 30,		Aggregate Change	Nine months ended September 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
General and administrative expenses	$4,804	$3,383	$1,421	$14,532	$9,686	$4,846
Stock-based compensation expense included in general and administrative expenses	1,715	214	1,501	4,939	29	4,910

The increases in general and administrative expenses for the three and nine months ended September 30, 2006, as compared to similar periods in 2005, is primarily attributable to an increase in stock-based compensation expense upon the adoption of SFAS 123(R) as previously discussed under “Critical Accounting Policies and the Use of Estimates - Stock-based Compensation”.

Interest Income

	Three months ended September 30,		Aggregate Change	Nine months ended September 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Interest income	$1,447	$935	$512	$4,287	$1,667	$2,620

Interest income results from our interest-bearing cash and investment balances. The increase in the three and nine months ended September 30, 2006, as compared to similar periods in 2005, is attributable to an increase in our overall investment balances as a result of the public offering we completed in July 2005 in which we raised $81.6 million in net proceeds, combined with an increase in the rate of interest we earned on the balances.

Interest Expense

	Three months ended September 30,		Aggregate Change	Nine months ended September 30,		Aggregate Change
	2006	2005	2006 from 2005	2006	2005	2006 from 2005
	(in thousands)			(in thousands)
Interest expense	$102	$64	$38	$315	$194	$121

Interest expense is the result of our capital lease obligations associated with fixed asset acquisitions. Interest expense increased for the three and nine months ended September 30, 2006 and 2005 due to the increase in debt obligations outstanding during those periods.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our infrastructure and research and development activities. We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through at least the next 12 months. Our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical testing costs and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us.

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.  As of September 30, 2006, we had approximately $115.0 million in cash, cash equivalents and available-for-sale securities, as compared to $138.2 million as of December 31, 2005, a decrease of $23.2 million. The decrease was attributable to operating spending in the period, offset by the receipts of $8.0 million from Serono, $5.0 million from Pfizer and approximately $4.1 million from Merck.  We also received approximately $2.0 million from the issuance of common stock resulting from option exercises and approximately $1.4 million under our equipment financing arrangements, which was offset by debt service payments of approximately $976,000 relating to the equipment financing arrangements.  We expect that our net cash used in operations for the remainder of 2006 will increase as we continue our Phase II clinical trial of R788 for RA, commence our Phase II trial of R788 for ITP and continue to work on programs for other indications.  For the three and nine months ended September 30, 2006 and 2005, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

As of September 30, 2006, we had the following contractual commitments (by fiscal year) associated with debt and lease obligations:

	Total	2006	2007-2009	2010-2012	2013-2018
	(in thousands)
Debt obligations (1)	$2,768	$267	$2,501	$—	$—
Facilities lease, net of sublease (2)(3)	162,008	1,469	39,663	44,753	76,123

Total	$164,776	$1,736	$42,164	$44,753	$76,123

(1)           As of September 30, 2006, we had approximately $2.6 million in debt obligations associated with our equipment additions. All existing debt agreements as of September 30, 2006 are secured by the equipment financed, bear interest at rates in a range of 8.8% to 12.2% and are due in monthly installments through 2009.

(2)           During May 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years. This sublease was amended in September 2005 to extend the term for an additional year. The facilities lease obligations above are reflective of the new sublease income stream of $496,000.

(3)           These payments reflect the terms of the recent amendment to our lease.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities. For the three and nine months ended September 30, 2006 and 2005, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have had minimal exposure to foreign currency rate fluctuations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2006.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $22.2 million for the first nine months of 2006, $45.3 million in 2005 and $56.3 million in 2004. Currently, our revenues are generated solely from research payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of September 30, 2006, we had an accumulated deficit of approximately $279.7 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have two product compounds in the clinical testing stage: one is for both RA and ITP, which is proprietary to our company and the other is for oncology, which is subject to a collaboration agreement with Serono. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our product compounds in clinic trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects as well as unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing, competition and costs and expenses that may exceed current estimates. The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation or completion of clinical studies based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines for clinical development.  For example, in December 2005, we completed a Phase II clinical trial of R112 for the treatment of allergic rhinitis, which did not achieve the primary endpoint.

Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 200 pending patent applications and over 75 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

As a small company with only 149 employees as of September 30, 2006, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006, we amended our facility lease in order to defer certain rent payments to originally occur in 2006 and 2007.  The amended lease agreement also included a warrant to purchase 100,000 shares of our common stock at $10.57 per share.  The warrant was issued to Kwacker Limited and remains exercisable until July 2013.  The warrant was issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended, pursuant to Regulation D  thereunder. Rigel relied upon representations and covenants of Kwacker in support of the satisfaction of the conditions contained in Regulation D under the Securities Act.

Item 6.    Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date:	November 7, 2006

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Vice President of Finance and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 7, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
4.6	Warrant issued to Kwacker Limited for the purchase of shares of common stock
15.1	Letter re: unaudited interim financial information.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)           Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 24, 2003 and incorporated herein by reference.

(2)           Filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended, and incorporated herein by reference.