Form 10-Q/A
period 2006-09-30
RIGEL PHARMACEUTICALS INC
filed 2006-11-09
CIK 1034842

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

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q for the period ended September 30, 2006 is an exhibit-only filing solely to include a revised Exhibit 4.6.  In addition, the Company is also including Exhibits 31.1 and 31.2, as required by the filing of this amendment.  No revisions have been made to our financial statements or any other disclosure contained in the quarterly report on Form 10-Q.

Item 6.    Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q/A.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ James M. Gower
James M. Gower
Chief Executive Officer

Date:	November 9, 2006

By:	/s/ Ryan D. Maynard
Ryan D. Maynard
Vice President of Finance and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 9, 2006

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1		Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(2)
4.6		Warrant issued to Kwacker Limited for the purchase of shares of common stock
15.1	*	Letter re: unaudited interim financial information.
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*                                         Previously filed.

(1)                                  Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 24, 2003 and incorporated herein by reference.

(2)                                  Filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended, and incorporated herein by reference.