Form 10-K
period 2006-12-31
RIGEL PHARMACEUTICALS INC
filed 2007-03-08
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29889

RIGEL PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3248524
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1180 Veterans Blvd. South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 624-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, par value $.001 per share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $129,633,471. Shares of the registrant’s outstanding Common Stock held by each executive officer, director and holder of 5% or more of the registrant’s outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 27, 2007, there were 25,185,213 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 31, 2007.

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

PART I

Item 1. Business

Overview

Rigel Pharmaceuticals, Inc. was incorporated in Delaware in June 1996, and is based in South San Francisco. Rigel is a clinical-stage drug development company that discovers and develops novel, small molecule drugs for the treatment of inflammatory diseases, cancer and viral diseases. Our goal is to file one new investigative new drug (IND) application in a significant indication each year. We have achieved this goal each year beginning in 2002. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Rigel’s productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have product development programs in inflammatory/autoimmune diseases such as rheumatoid arthritis, thrombocytopenia, asthma and allergy as well as in cancer.

During 2006 and the start of 2007, we:

•       Initiated a Phase 2 clinical trial in rheumatoid arthritis, or RA, with R788 (Third Quarter 2006);

•       Initiated a Phase 2 clinical trial in Immune Thrombocytopenia Purpura, or ITP, with R788 (2007);

•       Filed an Investigational New Drug Application to test R788 as a treatment for patients with Lymphoma (Fourth Quarter 2006);

•       Selected R348, an orally-available selective inhibitor of Janus Kinase 3 (JAK3) to enter preclinical studies (Fourth Quarter 2006)

•       Announced that Merck Serono, S.A., or Merck Serono, initiated two Phase 1 studies with R763, the first for the treatment of patients with refractory solid tumors (Third Quarter 2006) and the second for the treatment of patients with hematologic tumors (2007); and

•       Announced Pfizer’s selection of R343 for advanced preclinical development in allergic asthma triggering a $5.0 million milestone payment to us (Second Quarter of 2006).

Strategy

Rigel’s research team is focused on creating a portfolio of product candidates that can be developed into small molecule therapeutics for our own proprietary programs as well as with potential collaborative partners. We recognize that the product development process is subject to both high costs and a high risk of failure. We believe that identifying a variety of product candidates and working in conjunction with other pharmaceutical companies may minimize the risk of failure, fill the product pipeline gap at major pharmaceutical companies and ultimately, may increase the likelihood of advancing clinical development and commercial success.

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

•       advance at least one new product candidate into the clinic each year; and

•       establish strategic collaborations with pharmaceutical and biotechnology companies, preferably after Phase 2 trials, to develop and market our product candidates.

Clinical and Preclinical Product Development Programs

Rigel’s product development portfolio features multiple novel small molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of immune/autoimmune disease areas as well as cancers and infection diseases.

Product Pipeline		Current Stage	Outlook

R788 -	Oral SYK Inhibitor
	RA	Phase 2	Top-line data in 2H 2007
	ITP	Phase 2	Top-line data in middle 2007
	B-Cell Lymphoma	IND filed, Phase 1	Expect to initiate a clinical trial in 1H 2007

R763 -	Oral Aurora Kinase Inhibitor
	Solid Tumors	Phase 1 - Merck Serono
	Hematological malignancies	Phase 1 - Merck Serono

R343 -	Inhaled SYK Inhibitor
	Asthma	Preclinical - Pfizer	Phase 1 in 2007

R348 -	Oral JAK3 Inhibitor
	RA/Psoriasis	Preclinical
	Transplant rejection	Preclinical

Key:  “Phase 1” refers to clinical testing in humans to determine safety;   “Phase 2” refers to clinical testing in humans to determine efficacy.

Clinical Stage Programs

Rheumatoid Arthritis

Disease background.   Rheumatoid arthritis, or RA, is a chronic inflammatory disease that affects multiple tissues, but typically produces its most pronounced symptoms in the joints. RA is often progressive and debilitating, preventing people from living a symptom-free life. Ultimately the chronic inflammation of the joints affects nearly 2.1 million people in the United States.

The current treatment options for RA have significant potential side effects and other shortfalls, including gastrointestinal complications and kidney damage. RA patients receive multiple drugs depending on the extent and aggressiveness of the disease. Most RA patients eventually require some form of disease modifying anti-rheumatic drug or DMARD. DMARDs include methotrexate, an anti-cancer agent, and/or a variety of immunomodulatory agents (TNF inhibitors, co-stimulation inhibitors), of which, the latter must be delivered via injection.

Orally-available Syk Inhibitor Program.   We intend to focus our RA program on the development of a safe oral DMARD that can be used early in the course of the disease, preventing its progression prior to major bone and cartilage destruction.

R788 is our lead product candidate. It has a novel mechanism of action blocking IgG receptor signaling in macrophages and B-cells. We completed R788 studies to evaluate its safety and pharmacokinetics in combination with methotrexate, a commonly prescribed treatment for RA. Results of this trial suggest no adverse interaction. In September 2006, we commenced a Phase 2, multicenter, ascending dose, randomized, double-blind, placebo-controlled, dose ranging study to evaluate up to three doses of R788 in RA patients failing to respond to methotrexate. We expect to receive results from the study in the second half of 2007.

Orally-available JAK3 inhibitor Program.   Another approach to the treatment of RA may be through the inhibition of JAK3, a cytoplasmic tyrosine kinase which plays an important role in lymphocyte differentiation and proliferation in a variety of autoimmune diseases. Rigel is conducting  a preclinical development program with R348, an oral, selective JAK3 inhibitor which is aimed at evaluating the drug candidates’ potential in RA and other diseases (see Preclinical Research Programs section on page 5).

Immune Thrombocytopenia Purpura

Disease background.   Immune thrombocytopenia purpura, also referred to as thrombocytopenia or ITP, is a blood disorder whereby the immune system attacks and destroys platelets in the blood resulting in an abnormally low platelet count, which can result in easy bruising, bleeding gums, and internal bleeding. Approximately 200,000 people in the U.S. suffer from ITP. The majority of cases are in women, with 50% of the new cases being found in children.

First line medical therapy for ITP consists primarily of steroids, which help prevent bleeding by decreasing the rate of platelet destruction. The current treatment options for chronic ITP have potentially significant side effects and lack long-term effectiveness. When steroid therapy fails, the patient’s spleen may need to be removed (splenectomy), which poses the risk of other significant complications. There is no consensus on the appropriate management for chronic ITP, but due to the fact that sustained remission is infrequent—new therapies are needed. Rigel is focusing its ITP program on the chronic form of the disorder, targeting the underlying autoimmune cause of the disease.

Orally-available Syk Inhibitor Program.   Platelet destruction from ITP is mediated by IgG signaling. R788 is a potent inhibitor of IgG signaling. In preclinical studies, R788 was shown to improve thrombocytopenia in an ITP mouse model. We commenced Phase 2 clinical trials of R788 to evaluate its safety and efficacy in refractory ITP patients in the January 2007 and expect to receive results from the study in the middle of 2007.

B-Cell Lymphoma

Disease background.   Lymphoma is a large class of blood cancers that affect the lymphatic system, which is part of the immune system. In 2006, lymphoma affected an estimated 500,000 Americans, with 332,000 of them suffering from non-Hodgkins varieties of the disease. Diffuse large B-cell lymphoma is the most common type of non-Hodgkin’s lymphoma and is generally categorized as aggressive, marked by rapidly growing tumors in the lymph nodes, spleen, liver, bone marrow and other organs.

A variety of treatment options exist, including chemotherapy and radiation, but the five year survival rates for non-Hodgkins lymphoma patients are only about 50%.  For those who do survive, recurrences of the disease are common, warranting additional and novel approaches to treatment of the lymphoma as well.

Orally-available Syk Inhibitor Program.   Research has shown that Syk kinase appears to amplify B-cell antigen receptor signaling, a mechanism which causes proliferation of B-cell lymphoma cell lines. Inhibition of Syk kinase, via Rigel’s R788, resulted in the inhibited proliferation of and was shown to be cytotoxic in multiple diffuse large B-cell lymphoma cell lines, suggesting that R788 may be useful in the treatment of certain B-cell lymphomas.

Rigel has filed an IND for this indication and expects to begin a clinical trial in the first half of 2007.

Lupus

Disease background.   Systemic Lupus Erythematosus (SLE) is a chronic inflammatory disease that can affect multiple parts of the body, including the skin, joints, lungs, blood vessels, hearts, kidneys, liver, brain and the nervous system. An autoimmune disease, Lupus occurs when the body’s immune system loses its ability to distinguish between foreign substances (antigens) and its own cells and tissues. The patient’s immune system produces auto-antibodies which target the body’s cells and form immune complexes. As these immune complexes build up in the tissues, inflammation, pain and other disease symptoms “flare” up. The disease leads to inflammation-mediated end organ damage and may, in severe cases, be life-threatening.

More than 16,000 Americans develop lupus each year and estimates are that nearly 1.5 million Americans have been diagnosed with Lupus. Current treatments involve a range of non-steroidal anti-inflammatory drugs (NSAIDs) and corticosteroids to stem inflammation as needed.

Orally-available Syk Inhibitor Program.   R788 has been shown to block immune complex mediated inflammation in preclinical studies and may also provide protection against organ failure in patients with the disease. Rigel is evaluating the feasibility of entering R788 in clinical tests in patients with SLE in the future.

Oncology

Disease background.   Cancer is the second leading cause of death in the United States. More than one million Americans are diagnosed with cancer each year, and nearly half of all men and over one-third of all women in the United States will develop cancer during their lifetimes. Anyone can get cancer at any age, however, approximately 77% of all cancers are diagnosed in people age 55 and older. Although cancer occurs in all racial and ethnic groups, the rate of incidence varies from group to group.

Aurora Kinase Inhibitor Program.   Aurora kinase plays a central role in the cell division process and the overexpression of Aurora kinase can cause cells to quickly form an abnormal number of chromosomes. As such, Aurora kinase is frequently associated with various solid tumor human cancers such as cancers of the breast, bladder, colon, ovary, head and neck, and pancreas. Increased knowledge of Aurora kinase and its potential to regulate cell growth may be the basis for treating and even preventing some cancers.

Rigel has identified R763 as a lead compound in our Aurora kinase inhibition program, targeting cancer cell proliferation. R763 is a potent, highly-selective, small-molecule inhibitor of Aurora kinase. In October 2005, we signed a licensing agreement with Merck Serono, that gave Merck Serono the exclusive rights to develop and commercialize R763, in addition to other product candidates arising from our Aurora kinase inhibitor program. Under the agreement, we were responsible for filing an IND for R763, while Merck Serono will be responsible for the further development and commercialization of R763. We filed an IND for R763 with the Food and Drug Administration, or FDA, in December 2005 and obtained FDA approval to proceed under the IND in January 2006. Merck Serono initiated clinical trials for R763 in solid tumors in September 2006 and leukemia is 2007.

Asthma

Disease background.   Allergic asthma is a chronic inflammatory disorders of the airways. Asthma affects the lower respiratory tract and is marked by episodic flare-ups, or attacks, that can be life threatening. In some patients, allergens, such as pollen, trigger the production of immunoglobulin E antibodies, or IgE antibodies, which then bind to mast cells and cause an intracellular signal that results in the release of various chemical mediators. When this process occurs repeatedly over time, it creates persistent inflammation of the airway passages, resulting in the chronic congestion and airway obstruction associated with allergic rhinitis and asthma, respectively.

Inhaled Syk Inhibitor Program.   In the first quarter of 2005, we announced a collaborative research and license agreement with Pfizer, Inc. for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease (COPD). The collaboration is focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme Syk, or spleen tyrosine kinase, a novel drug target for respiratory diseases. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could prevent both phases.

In May 2006, Rigel announced that Pfizer had selected R343 for advanced preclinical development in allergic asthma via intrapulmonary delivery. As a result, Rigel received a $5 million milestone payment from Pfizer. We expect Pfizer will enter the clinic with R343 by the end of 2007.

Preclinical Research Programs

Rigel is conducting proprietary research in three broad disease areas: immunology/inflammation, virology and oncology. With each disease area, we are investigating mechanisms of action of pathogens as well as screening compounds against potential novel intracellular targets and optimizing those leads that appear to have the greatest potential.

Immunology/Inflammation.   Currently, we are researching autoimmune mediated inflammation disorders such as RA, transplant rejection, Graft vs. Host Disease (GVHD), psoriasis, multiple sclerosis and inflammation of the bowel. We have identified more than one kinase that may be inhibited in order to treat inflammation related disorders, and we are in the process of screening other compounds against various kinases in order to find additional lead compounds to potentially treat inflammation-related disorders.

Rigel’s JAK3 Program is focused on RA, organ transplant and other immune disorders. JAK3 is an attractive target based on its selectivity. It plays a critical role in lymphocyte development and function. In October 2006, Rigel selected R348, an orally-available potent, selective JAK3 inhibitor to enter preclinical studies.  During 2007, we hope to move it into the clinic in one or more of the indications noted above.

Virology.   In the area of virology, Rigel is investigating various targets to inhibit the replication of hepatitis C virus (HCV) and Human Immune Deficiency Virus (HIV). Recent Rigel data elucidates the signaling pathway of HIV replication and suggests the potential for an entirely new class of antiretroviral therapies.  Rigel will continue to explore innovative and selective means of arresting these and other viral pathogens and expects to advance this area of preclinical research in 2007.

Oncology.   In addition to our programs focused on inhibiting kinases, as with the clinical candidate R763 which is under development by our partner, Merck Serono, Rigel is exploring ligases, a class of enzymes that also may yield possible drug targets in immunology and virology. Aside from R763, our oncology research programs are focused in two areas: ubiquitin ligases and inhibition of the tyrosine kinase receptor known as Axl.

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

In November 2004, we entered into a broad collaboration agreement with Merck and Co., Inc., or Merck, to investigate ubiquitin ligases to find treatments for cancer and potentially other diseases. The collaboration is based on a number of new targets designated by Merck. However, we may nominate our own targets for potential inclusion in the collaboration. We also have an ongoing program with Daiichi to pursue compounds against a specific ubiquitin ligase target.

Axl Inhibition.   Our scientists identified and characterized a role for the receptor tyrosine kinase Axl in angiogenesis and tumor growth. These findings were published in Cancer Research, the journal of the American Association for Cancer Research in October 2005. We found that Axl signaling controls diverse processes in endothelial cells, including growth, survival, migration, and morphologic differentiation—mechanisms that are central to tumor growth and formation. As part of an effort to develop novel therapeutic strategies for cancer treatment, we developed a unique genetic screening protocol to discover genes that regulate cell migration in primary human endothelial cells. Our findings indicate that Axl regulates processes vital for both neovascularization and tumorigenesis. Axl inhibition could potentially target tumor growth and angiogenesis.

Corporate Collaborations

Rigel currently has collaborations with six major pharmaceutical/biotech companies to leverage our product development efforts. These collaborations are:  one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics, two with Pfizer Inc.; one initiated in 1999 and the other in January 2005, relating to intrapulmonary asthma and allergy therapeutics; one with Novartis Pharma AG with four different programs relating to immunology, oncology and chronic bronchitis; one with Daiichi Pharmaceuticals Co., Ltd. in the area of oncology; one with Merck, also in the area of oncology, and one with Merck Serono, relating to our Aurora kinase inhibitor program.

Merck Serono

In October 2005, we entered into a collaborative research and license agreement with Merck Serono under which we granted to Merck Serono an exclusive license to develop and commercialize product candidates from our Aurora kinase inhibitor program. Our Aurora kinase inhibitor program includes R763 which is a highly potent, orally-available multi-Aurora kinase inhibitor that has been shown in vitro and in in-vivo tumor xenograft models to inhibit proliferation and trigger apoptosis in several tumor cell lines including the cancer of the cervix, colon, lung, pancreas and prostate.

We were responsible for all costs associated with the preparation and filing of an IND for R763, while Merck Serono is responsible for all development of R763 following regulatory acceptance of the IND and costs thereafter. In February 2006, we received a milestone payment of $5 million upon the regulatory acceptance of the R763 IND in January 2006. In September 2006, we received a $3.0 million payment from Merck Serono in connection with the initiation of the Phase 1 study of R763. In February 2007, we announced that Merck Serono has also initiated a Phase 1 study in hematologic tumors. We will be eligible to receive additional milestones, under certain conditions, upon commencement of a Phase 2 clinical trial of R763, other clinical events and marketing approval and royalties on any future product sales.

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

Merck

In November 2004, we entered into a broad collaboration agreement with Merck to investigate ubiquitin ligases, a new class of drug target, to find treatments for cancer and potentially other diseases. Under the terms of the agreement, we received an initial cash payment and will receive funding for our research scientists for two and a half years, at which point the research phase of this collaboration will terminate. The collaboration is based on a number of new targets designated by Merck. In addition, we may nominate our own targets for potential inclusion in the collaboration. Merck is responsible for worldwide development and commercialization of any resulting compounds and will pay us royalties on future product sales, if any. Under this collaboration, if certain conditions are met, we are eligible to receive milestone payments for selection of target, preclinical and clinical events and have thus far achieved such milestones.

Daiichi

In August 2002, we entered into an agreement with Daiichi to pursue research related to ligases, a novel class of drug targets that control cancer cell proliferation through protein degradation. Through this collaboration, we are working with Daiichi to discover and develop cancer pharmaceutical drugs. The initial stages of the Daiichi collaboration focused on the development of the assay for the specific target and the initiation of high-throughput compound screening to identify therapeutic molecules we and Daiichi would like to advance to later stages of product development. Daiichi holds all development and promotion rights to the product. Per the agreement, the research phase of this collaboration expired in August 2005. Daiichi may become obligated to pay us certain other milestone payments, and we are also entitled to receive royalties on any commercialized products to emerge from the collaboration.

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

Pharmacology and Preclinical Development

We believe that the rapid characterization and optimization of lead compounds identified in HTS will generate high-quality preclinical development candidates. Our pharmacology and preclinical development group facilitates lead optimization by characterizing lead compounds with respect to pharmacokinetics, potency, efficacy and selectivity. The generation of proof-of-principle data in animals and the establishment of standard pharmacological models with which to assess lead compounds represent integral components of lead optimization. As programs move through the lead optimization stage, our pharmacology and preclinical development groups support our chemists and biologists by performing the necessary studies, including toxicology, for IND application submissions.

Clinical Development

We have assembled a team of experts in drug development to design and implement clinical trials and to analyze the data derived from these studies. The clinical development group possesses expertise in project management and regulatory affairs.

Research and Development Expenses

Our research and development expenses were $57.0 million in 2006, $52.0 million in 2005 and $48.5 million in 2004.

Intellectual Property

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents or other proprietary rights are an essential element of our business. We have over 160 pending patent applications and over 80 issued patents in the United States that are owned by or exclusively licensed to us in our field as well as pending corresponding foreign patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

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

Employees

As of December 31, 2006, we had 152 employees.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $37.6 million in 2006, $45.3 million in 2005 and $56.3 million in 2004. Currently, our revenues are generated solely from research payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of December 31, 2006, we had an accumulated deficit of approximately $295.2 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have two product compounds in the clinical testing stage: one with indications for RA, ITP and B-Cell Lymphoma, which is proprietary to our company, and the other with two indications for oncology, which is subject to a collaboration agreement with Merck Serono. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects as well as unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation or completion of clinical studies based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines for clinical development.

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

Significant delays in clinical testing could materially impact our product development costs and timing. We do not know whether planned clinical trials will begin on time, will need to be halted or revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays from scale up, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study.

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

We currently do not have manufacturing capabilities or experience necessary to produce our product candidate R788. We rely on a single manufacturer for the R788 product for clinical trials. We will rely on manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the U.S. Food and Drug Administration’s, or FDA’s current Good Manufacturing Practices, or GMP. These outsourcing efforts with respect to manufacturing preclinical and clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

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

To date, most of our revenues have been related to the research phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is partially offset by corresponding research costs. Following the completion of the research phase of each collaborative agreement, additional revenues may come only from milestone payments and royalties, which may not be paid, if at all, until some time well into the future. The risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. In late 2001, we recorded the first revenue from achievement of milestones in both the Pfizer and Johnson & Johnson collaborations. In addition, we have subsequently received milestone payments from Novartis, Daiichi, Merck, Merck Serono and Pfizer. Under many agreements, however, milestone payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our stock.

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

The research phase of our collaboration with Johnson & Johnson ended in 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis ended in 2004. The research phase of our corporate collaboration agreement with Daiichi ended in 2005. In 2004, we signed a new corporate collaboration with Merck and in 2005, we signed additional collaborations with Pfizer and Merck Serono. These agreements could be terminated by the other party, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the expertise of our collaborative partners could adversely affect our business.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 160 pending patent applications and over 80 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable; however, trade secrets are difficult to protect. While we require employees, collaborators and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.

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

As a small company with only 152 employees as of December 31, 2006, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease facilities consisting of approximately 147,000 square feet of research and office space located at 1180 Veterans Boulevard, South San Francisco, California. The lease expires in January 2018. In May 2004, we subleased approximately 15,000 square feet of our space to a tenant for a period of two years. In September 2005, the sublease was amended to extend the term for an additional year. We believe our facilities are in good operating condition and that the leased real property is adequate for all present and near term uses.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock has traded on the Nasdaq National Market under the symbol “RIGL” since November 29, 2000. The following table sets forth, for the periods indicated, the high and low sales prices (based on daily closing prices) for the common stock as reported by the Nasdaq National Market:

	High	Low
Year Ended December 31, 2005
First Quarter	$24.99	$15.56
Second Quarter	$20.24	$14.52
Third Quarter	$23.79	$18.83
Fourth Quarter	$24.86	$7.43
Year Ended December 31, 2006
First Quarter	$11.68	$7.18
Second Quarter	$11.61	$8.82
Third Quarter	$10.95	$8.88
Fourth Quarter	$12.38	$10.00

On February 28, 2007, the last reported sale price for our common stock on the Nasdaq National Market was $10.47 per share.

Holders

As of February 28, 2007, there were approximately 185 stockholders of record of our common stock.

Dividends

We have not paid dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rigel Pharmaceuticals, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*$100 invested on 12/31/01 in stock or index-including reinvestment of dividends Fiscal year ending December 31.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this annual report on Form 10-K.

	Fiscal Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations	$33,473	$16,526	$4,733	$11,055	$15,788
Costs and expenses:
Research and development	56,968	52,038	48,523	41,649	40,800
General and administrative	19,552	12,410	13,077	10,233	12,004
	76,520	64,448	61,600	51,882	52,804
Loss from operations	(43,047)	(47,922)	(56,867)	(40,827)	(37,016)
Loss on disposal/sale of property and equipment	—	—	(30)	(169)	—
Interest income	5,700	2,942	966	374	856
Interest expense	(290)	(276)	(324)	(575)	(870)
Net loss	(37,637)	(45,256)	(56,255)	(41,197)	(37,030)
Loss per common share, basic and diluted	$(1.51)	$(2.07)	$(3.12)	$(3.62)	$(7.41)
Weighted average common shares used in computing loss per common share, basic and diluted	24,936	21,857	18,053	11,395	4,995

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$104,471	$138,196	$71,427	$46,500	$27,291
Working capital	96,776	118,949	62,821	41,907	22,493
Total assets	113,240	147,668	78,822	55,524	44,342
Capital lease obligations, less current portion	1,082	1,132	781	1,236	2,313
Deferred stock compensation	—	(26)	(56)	(200)	(772)
Accumulated deficit	(295,159)	(257,522)	(212,266)	(156,011)	(114,814)
Total stockholders’ equity	87,229	108,588	52,301	39,973	25,441

The share numbers set forth in the table reflect a one-for-nine reverse split of shares of our outstanding common stock effected on June 24, 2003. See Notes to the Financial Statements for description of the number of shares used in the computation of basic and diluted loss per common share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rigel is a clinical stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory diseases, cancer and viral diseases. Our goal is to file one new investigative new drug (IND) application in a significant indication each year. We have achieved this goal each year since 2002. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Rigel’s productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have product development programs in inflammatory/autoimmune diseases such as rheumatoid arthritis, thrombocytopenia, and asthma and allergy, as well as in cancer.

Rigel has multiple product candidates in development as follows:

•       R788—Product Candidate for Rheumatoid Arthritis (RA). R788 is our lead product candidate. It has a novel mechanism of action-blocking IgG receptor signaling in macrophages and B-cells. Previously, we studied R788 in a Phase 1 single center, double-blind, randomized, placebo-controlled trial evaluating the safety and pharmacokinetics of escalating single and multiple doses of R788. We completed R788 studies to evaluate its safety and pharmacokinetics in combination with methotrexate, a commonly prescribed treatment for RA. Results of this trial suggest no adverse interaction. In September 2006, we commenced a Phase 2, multicenter, ascending dose, randomized, double-blind, placebo-controlled, dose ranging study to evaluate up to three doses of R788 in RA patients failing to respond to methotrexate. We expect to receive results from the study in the second half of 2007.

•       R788—Product Candidate for Immune Thombocytopenic Purpura (ITP). Platelet destruction from ITP is mediated by IgG signaling. R788 is a potent inhibitor of IgG signaling. In preclinical studies, R788 was shown to improve thrombocytopenia in an ITP mouse model. We commenced Phase 2 clinical trials of R788 to evaluate its safety and efficacy in refractory ITP patients in January 2007 and expect to receive results from the study in the middle of 2007.

•       R788—Product Candidate for B-Cell Lymphoma. Research has shown that Syk overactivity is an essential mechanism in several types of B-cell lymphoma survival and that R788 inhibits the growth of B-cell lymphoma driven by Syk overactivity. We filed an IND for this indication in December 2006 and plan to begin a clinical trial by the first half of 2007.

•       R763—Product Candidate for Oncology.  R763 is a potent, highly-selective, small-molecule inhibitor of Aurora kinase targeting cancer cell proliferation. In October 2005, we signed a licensing agreement with Merck Serono that grants to Merck Serono an exclusive license to develop and commercialize inhibitors in our Aurora kinase program, including R763. Under the agreement, we were responsible for filing an IND for R763, which we filed with the Food and Drug Administration, or FDA, in December 2005, and were allowed to proceed under the IND in January 2006. Merck Serono is responsible for the further development and commercialization of R763. During February 2006, we received a payment of $5.0 million from Merck Serono triggered by the regulatory acceptance. In September 2006, we received a payment of $3.0 million from Merck Serono triggered by Merck Serono’s initiation of a Phase 1 trial for R763. This initial trial is a multicenter study on patients with refractory solid tumors. In February 2007, Merck Serono began an additional Phase 1 trial evaluating R763 in hematological malignancies.

In 2005, we announced that we entered into a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease, or COPD. The collaboration is focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme Syk, a novel drug target for respiratory diseases. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could prevent both phases. In May 2006, we achieved the first collaboration milestone when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma. Pfizer paid us $5.0 million for the exclusive right to R343, which is expected to be delivered using Pfizer’s dry powder inhaler and is expected to enter the clinic in 2007.

In October 2006, we announced that we selected R348, an orally-available, potent and selective inhibitor of JAK3 to enter preclinical studies to support an IND application planned for 2007. We are also studying Axl inhibition in oncology. In addition to the aforementioned product candidates, we have ongoing research programs involving back-up candidates for the product candidates above and drug discovery efforts in our immunology/inflammation, virology and oncology programs.

Corporate Collaborations

We carry on research and development programs in connection with our corporate collaborations. As of December 31, 2006, we had collaborations with six major pharmaceutical/biotech companies comprised of: one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics, two with Pfizer Inc., one initiated in 1999 and the other in 2005, relating to intrapulmonary asthma and allergy therapeutics, one with Novartis Pharma AG with respect to four different programs relating to immunology, oncology and chronic bronchitis, one with Daiichi Pharmaceuticals Co., Ltd. in the area of oncology, one with Merck, in the area of oncology, and one with Merck Serono in the area of oncology. All of these collaborations, excluding the recent Pfizer and the Merck Serono collaborations, have a research phase during which we receive or received funding based on the level of headcount allocated to a program. In all of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements. Only the Merck program currently provides for regular research reimbursement payments.

We are exploring new opportunities with existing and potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation.

Our collaborations with Daiichi and recently with Merck are both later stage, focusing on drug discovery and development. Our 2005 collaboration with Pfizer covers a compound that Pfizer selected for advanced preclinical development in May 2006, while our 2005 collaboration with Merck Serono covers a compound that began clinical trials in September 2006. We currently anticipate that in order to support our current research programs, we will need to self-fund our own research programs, which involves an increased rate of spending on later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborations may have an expanded focus and could include high throughput screening, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development of compounds we have discovered. In addition, we believe these future collaborations could be structured to consist of upfront payments, the purchase of our common stock, milestone payments upon meeting certain conditions, research or development reimbursement payments and/or royalties upon commercialization of products resulting from the collaboration.

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

In addition, we believe that there have been no significant changes in our critical accounting policies during the period ended December 31, 2006 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment (Revised 2004),” or SFAS 123(R), for equity-based compensation costs in January 2006.

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

Stock-based Compensation

	Years Ended December 31,			Aggregate Change
	2006	2005	2004	2006 from 2005	2005 from 2004
	(in thousands)
Stock-based compensation (recovery)/ expense from:
Officer, director and employee options	$12,312	$31	$236	$12,281	$(205)
Consultant options	267	(232)	430	499	(662)
Re-priced options	—	(1,889)	1,900	1,889	(3,789)
Total	$12,579	$(2,090)	$2,566	$14,669	$(4,656)

We grant options to purchase our common stock to our officers, directors and all other employees and consultants under our stock option plans. Eligible employees can also purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date under our employee stock purchase plan, or ESPP. The benefits provided under these plans are share-based payments subject to the provisions of SFAS 123(R). Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” or SFAS 148, and (ii) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and Staff Accounting Bulletin No. 107, or SAB 107. Compensation cost under SFAS 123(R) for awards granted prior to January 1, 2006 is recognized using an accelerated method pursuant to the FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” or FIN 28. For awards granted after January 1, 2006, we have adopted the use of the straight-line attribution method over the requisite service period for the entire award. Results of prior periods do not reflect any restated amounts, and the cumulative effect of a change in accounting principle was insignificant upon adoption of SFAS No. 123(R) under the modified prospective method. In addition pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. We will record actual forfeitures as they occur, and we will review our forfeiture rates each quarter and make any necessary changes to our estimates.

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

In 2005, we recorded charges associated with the stock options that were eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, were treated for financial reporting purposes as variable awards. Therefore, for the period prior to adoption of SFAS 123(R), we recorded non-cash charges, generally for the intrinsic value of the options as they vested, utilizing the accelerated vesting method, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. For the year ended December 31, 2005, we recorded non-cash compensation recovery of approximately $1.9 million related to all options eligible for the replacement. The recovery resulted from the decrease in the market price of our common stock during 2005. For the year ended December 31, 2004, we recorded a non-cash compensation charge of $1.9 million related to all options eligible for the replacement. The expense was attributable to the increase in the market price of our common stock during 2004. For periods after the adoption of SFAS 123(R), we continued to account for these repriced options in accordance with provisions of SFAS 123. In August 2006, our board of directors granted new options to employees, non-employee directors and consultants who held repriced options that had expired in August 2006. We granted options to purchase approximately 179,000 shares of common stock with an exercise price of $9.56 per share. The options vested 50% at the date of the grant and the remaining 50% will vest monthly over two years. We recorded stock-based compensation expense of approximately $689,000 relating to these newly granted options for the year ended December 31, 2006.

We also record charges associated with options granted to consultants reflecting the fair value valuation and periodic fair value remeasurement of outstanding consultant options under Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Employees for Acquiring, or in Conjunction with Selling Goods or Services,” or EITF 96-18. The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. For consultant options granted in 2006, we amortize stock-based compensation using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of SFAS 123(R). For options granted prior to January 1, 2006, we use the accelerated method for expensing stock-based compensation, which was the method we used prior to adoption. We expect to see continued fluctuations in the future as a portion of these options are remeasured based on the changes in the current market price of our common stock.

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

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Revenues

	Years Ended December 31,			Aggregate Change
	2006	2005	2004	2006 from 2005	2005 from 2004
	(in thousands)
Contract revenues from collaborations	$33,473	$16,526	$4,733	$16,947	$11,793

Revenues by collaborator were:

	Years Ended December 31,			Aggregate Change
	2006	2005	2004	2006 from 2005	2005 from 2004
	(in thousands)
Merck Serono	$15,527	$2,473	$—	$13,054	$2,473
Pfizer	10,000	4,241	—	5,759	4,241
Merck	7,946	7,369	438	577	6,931
Daiichi	—	2,443	2,629	(2,443)	(186)
Novartis	—	—	1,666	—	(1,666)
Total	$33,473	$16,526	$4,733	$16,947	$11,793

Contract revenues from collaborations in 2006 and 2005 consisted primarily of amortization of upfront fees, milestone payments and research support from the continuation of our current collaborations. Contract revenues from collaborations in 2004 consisted primarily of amortization of upfront fees and research support. The increase in revenues in 2006, as compared to the similar period in 2005, was primarily due to the recognition of the Merck Serono milestone payments totaling $8.0 million, the full amortization of the Merck Serono upfront payment of $7.5 million and the recognition of the Pfizer milestone payment of $5.0 million offset by the termination of the Daiichi collaboration in 2005. The increase in revenues in 2005, as compared to the similar period in 2004, was primarily due to a full year of Merck collaboration and the initiation of the Pfizer and Merck Serono collaborations offset by the termination of the research phase of the Novartis oncology program in 2004. We have deferred a total of approximately $994,000 of research reimbursement revenue from Merck in order to account for the headcount effort expended by us for the time period invoiced, which covers the relevant periods from the initiation of the collaboration in 2004 through December 31, 2006. We expect contract revenues from collaborations to continue to be a significant component of our total revenues for the foreseeable future.

Research and Development

	Years Ended December 31,			Aggregate Change
	2006	2005	2004	2006 from 2005	2005 from 2004
	(in thousands)
Research and development expenses	$56,968	$52,038	$48,523	$4,930	$3,515
Stock-based compensation expense/(recovery) included in research and development expenses	6,515	(1,467)	2,000	7,982	(3,467)

The increase in research and development expenses in 2006, as compared to the similar period in 2005, was primarily attributable to an increase in stock-based compensation expense upon the adoption of SFAS 123(R) as previously discussed under “Critical Accounting Policies and the Use of Estimates - Stock-based Compensation,” offset by a decrease in preclinical and clinical costs. The decrease in our preclinical and clinical costs in 2006, as compared to the similar period in 2005, was primarily due to the termination of the R112 and R803 programs in 2005 and the transfer of sponsorship relating to R763 to Merck Serono in 2006, offset by increased costs relating to our R788 program, which initiated a Phase 2 trial in August 2006. The increase in research and development expenses in 2005, as compared to the similar period in 2004, was due to the increase in our preclinical and clinical costs and personnel costs offset by a decrease in stock-based compensation expense related to the repriced stock options as discussed under “Critical Accounting Policies and the Use of Estimates—Stock-based Compensation.”  The increase in preclinical and clinical costs and personnel costs in 2005, as compared to the similar period in 2004, was primarily due to costs associated with our R112, R788 and R763 programs, offset by the decrease in costs associated with our R803 program, which was discontinued in July 2005. We expect that our research and development expenses will increase as we continue our Phase 2 trials of R788 in RA and ITP, commence our Phase 1 trial of R788 in lymphoma and continue to work on programs for other indications.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products, as well as our limited capital resources. In general, biopharmaceutical-development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical studies in humans—each of which is typically more expensive than the previous step. Success in development therefore results in increasing expenditures. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and stock-based compensation.

General and Administrative Expenses

	Years Ended December 31,			Aggregate Change
	2006	2005	2004	2006 from 2005	2005 from 2004
	(in thousands)
General and administrative expenses	$19,552	$12,410	$13,077	$7,142	$(667)
Stock-based compensation expense/(recovery) included in general and administrative expenses	6,064	(623)	566	6,687	(1,189)

The increase in general and administrative expenses in 2006, as compared to the similar period in 2005, was primarily due to an increase in stock-based compensation expense upon the adoption of SFAS 123(R) as discussed under “Critical Accounting Policies and the Use of Estimates—Stock-based Compensation” and increased personnel and facility costs. The decrease in administrative expenses in 2005, as compared to the similar period in 2004, was primarily due to the decrease in stock-based compensation expense related to the repriced stock options as discussed under “Critical Accounting

Policies and the Use of Estimates - Stock-Based Compensation,” offset by increased personnel and facility costs.

Loss on Disposal/Sale of Property and Equipment

	Years Ended December 31,			Aggregate Change
	2006	2005	2004	2006 from 2005	2005 from 2004
	(in thousands)
Loss on disposal /sale of property and equipment	$—	$—	$30	$—	$(30)

During 2004, we wrote-off $4,900,000 of assets at their original acquisition cost and related accumulated depreciation of $4,870,000 for assets that were no longer in use. We recorded a loss on disposal of property and equipment of $30,000.

Interest income

	Years Ended December 31,			Aggregate Change
	2006	2005	2004	2006 from 2005	2005 from 2004
	(in thousands)
Interest income	$5,700	$2,942	$966	$2,758	$1,976

Interest income results from our interest-bearing cash and investment balances. The increases in interest income in 2006, as compared to the similar periods in 2005 and 2004,  were primarily due to the increase in our investment balances as a result of the public offering we completed in July 2005 where we raised $81.6 million in net proceeds combined with an increase in the interest rates we earned on these balances.

Interest expense

	Years Ended December 31,			Aggregate Change
	2006	2005	2004	2006 from 2005	2005 from 2004
	(in thousands)
Interest expense	$(290)	$(276)	$(324)	$(14)	$48

Interest expense is the result of our capital lease obligations associated with fixed asset acquisitions. Interest expense was flat in 2006, 2005 and 2004 due to comparable debt obligations outstanding during those years.

Future Accounting Requirements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained in an audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the SEC released SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” or SFAS 157. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting priniciples, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments payable to us under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years. During 2006, we received payments of approximately $18.2 million from our collaborations with Merck Serono, Pfizer and Merck.

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

As of December 31, 2006, we had $104.5 million in cash and cash equivalents and available-for-sale securities, as compared to $138.2 million as of December 31, 2005, a decrease of $33.7 million. The decrease was primarily attributable to operating spending in the period, offset by collaboration proceeds of $18.2 million. We also received approximately $2.8 million from the issuance of our common stock resulting from our stock option plans and ESPP and approximately $1.4 million under our equipment financing arrangements. For the years ended December 31, 2006 and 2005, we maintained an investment portfolio primarily in money market funds, federal agency securities, and corporate bonds and notes. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

The following are our contractual commitments (by fiscal year) as of December 31, 2006 associated with debt obligations, contracted research obligations, and lease obligations: (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt obligations (1)	$2,617	$1,454	$1,160	$3	$—
Contracted research	—	—	—	—	—
Facilities lease, net of sublease (2)(3)	159,777	8,475	44,987	44,001	62,314
Total	$162,394	$9,929	$46,147	$44,004	$62,314

1)               As of December 31, 2006, we had $2.4 million in debt obligations associated with our equipment additions. All existing debt agreements as of December 31, 2006 are secured by the equipment financed, bear interest at rates in a range of 9% to 12.2% and are due in monthly installments through 2010.

2)               During May 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years. The sublease was amended in September 2005 to extend term for an additional year. The facilities lease obligations above are reflective of the sublease income stream of approximately $276,000.

3)               The payments above also reflect the remaining twelve years of the lease term.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities. In 2006, 2005 and 2004, we maintained an investment portfolio primarily in money market funds, federal agency securities, and corporate bonds and notes. Due to the primarily short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rigel Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rigel Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Rigel Pharmaceuticals, Inc. changed its method of accounting for share-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 6, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rigel Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Rigel Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rigel Pharmaceutical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Rigel Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Rigel Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Rigel Pharmaceutical, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Rigel Pharmaceuticals, Inc. and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California March 6, 2007

RIGEL PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$47,727	$76,779
Available-for-sale securities	56,744	61,417
Accounts receivable	1,104	1,050
Other receivables	286	777
Prepaid expenses and other current assets	2,153	2,573
Total current assets	108,014	142,596
Property and equipment, net	2,975	3,457
Other assets	2,251	1,615
	$113,240	$147,668
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,957	$2,497
Accrued compensation	3,060	2,189
Other accrued liabilities	1,886	2,324
Deferred revenue	3,066	15,567
Capital lease obligations	1,269	1,070
Total current liabilities	11,238	23,647
Long-term portion of capital lease obligations	1,082	1,132
Long-term portion of deferred revenue	—	2,771
Long-term portion of deferred rent	13,328	11,121
Other long-term liabilities	363	409
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,180,687 and 24,814,671 shares issued and outstanding on December 31, 2006 and December 31, 2005, respectively	25	25
Additional paid-in capital	382,350	366,203
Deferred stock compensation	—	(26)
Accumulated other comprehensive income/(loss)	13	(92)
Accumulated deficit	(295,159)	(257,522)
Total stockholders’ equity	87,229	108,588
	$113,240	$147,668

See accompanying notes

RIGEL PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended December 31,
	2006	2005	2004
Contract revenues from collaborations	$33,473	$16,526	$4,733
Costs and expenses:
Research and development	56,968	52,038	48,523
General and administrative	19,552	12,410	13,077
	76,520	64,448	61,600
Loss from operations	(43,047)	(47,922)	(56,867)
Loss on disposal/sale of property and equipment	—	—	(30)
Interest income	5,700	2,942	966
Interest expense	(290)	(276)	(324)
Net loss	$(37,637)	$(45,256)	$(56,255)
Net loss per common share, basic and diluted	$(1.51)	$(2.07)	$(3.12)
Weighted average shares used in computing net loss per common share, basic and diluted	24,936	21,857	18,053

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share and per share amounts)

					Accumulated
			Additional	Deferred	Other			Total
	Common Stock		Paid-in	Stock	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Stock	Equity
Balance at December 31, 2003	14,828,546	$15	$196,215	$(200)	$(13)	$(156,011)	$(33)	$39,973
Net loss	—	—	—	—	—	(56,255)	—	(56,255)
Change in unrealized loss on available-for-sale securities					(207)			(207)
Comprehensive loss								(56,462)
Issuance of common stock at $20.00 per share for cash, net of issuance costs	3,135,075	3	58,338	—	—	—	—	58,341
Issuance of common stock upon exercise of options and participation in Purchase Plan	227,892	—	1,884	—	—	—	—	1,884
Issuance of common stock upon cash exercise of warrants at $5.76	1,041,666	1	6,000	—	—	—	—	6,001
Issuance of common stock upon net exercise of warrants at $5.76	415,687	1	—	—	—	—	—	1
Issuance of common stock upon net exercise of warrants	12,429	—	—	—	—	—	—	—
Grant of treasury stock to employees	—	—	39	—	—	—	33	72
Compensation expense related to options granted to consultants, repriced options, and an option modification	—	—	2,289	75	—	—	—	2,364
Deferred stock compensation related to option modification	—	—	58	(58)	—	—	—	—
Amortization of deferred stock compensation,	—	—	—	127	—	—	—	127
Balance at December 31, 2004	19,661,295	20	264,823	(56)	(220)	(212,266)	—	52,301
Net loss	—	—	—	—	—	(45,256)	—	(45,256)
Change in unrealized loss on available-for-sale securities	—	—	—	—	128	—	—	128
Comprehensive loss								(45,128)
Issuance of common stock at $20.75 per share for cash, net of issuance costs	4,197,500	4	81,586	—	—	—	—	81,590
Issuance of common stock upon exercise of options, participation in Purchase Plan
and net exercise of a warrant	219,164	—	1,915	—	—	—	—	1,915
Issuance of common stock at $27.47 per share to Merck Serono	546,018	1	14,999	—	—	—	—	15,000
Issuance of common stock at $26.22 per share to Pfizer	190,694	—	5,000	—	—	—	—	5,000
Compensation expense related to
options granted to consultants, repriced options, and an option modification	—	—	(2,120)		—	—	—	(2,120)
Amortization of deferred stock compensation,	—	—	—	30	—	—	—	30
Balance at December 31, 2005	24,814,671	25	366,203	(26)	(92)	(257,522)	—	108,588
Net loss	—	—	—	—	—	(37,637)	—	(37,637)
Change in unrealized loss on available-for-sale securities	—	—	—	—	105	—	—	105
Comprehensive loss								(37,532)
Issuance of common stock upon exercise of options and participation in Purchase Plan	366,016	—	2,793	—	—	—		2,793
Stock compensation expense related to options granted to consultants, officers, directors and employees	—	—	11,298	—	—	—		11,298
Stock compensation expenses related to ESPP	—	—	1,281	—	—	—		1,281
Reversal of deferred compensation balance due to adoption of SFAS 123 (R)	—	—	(26)	26	—	—	—
Warrants issued with lease amendment	—	—	801	—	—	—		801
Balance at December 31, 2006	25,180,687	$25	$382,350	$—	$13	$(295,159)	$—	$87,229

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(37,637)	$(45,256)	$(56,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,418	1,150	2,246
Amortization of deferred stock compensation, net	—	30	127
Non-cash stock compensation expense (recovery)	12,579	(2,120)	2,367
Issuances of equity instruments for noncash benefits	—	—	72
Loss on disposal/sale of property and equipment	—	—	30
Changes in assets and liabilities:
Accounts receivable	(54)	(1,050)	500
Other receivables	491	(78)	88
Prepaid expenses and other current assets	420	(460)	61
Other assets	165	155	249
Accounts payable	(540)	552	567
Accrued compensation	871	550	928
Other accrued liabilities	(438)	769	91
Deferred revenue	(15,272)	10,430	5,120
Deferred rent and other long term liabilities	2,161	158	5,657
Net cash used in operating activities	(35,836)	(35,170)	(38,152)
Investing activities
Purchases of available-for-sale securities	(85,209)	(89,584)	(96,436)
Maturities of available-for-sale securities	89,987	89,227	72,176
Proceeds from the sale of property and equipment	83	—	—
Capital expenditures	(913)	(1,794)	(1,545)
Net cash provided by (used in) investing activities	3,948	(2,151)	(25,805)
Financing activities
Proceeds from capital lease financing	1,449	1,656	831
Payments on capital lease obligations	(1,406)	(1,556)	(2,224)
Net proceeds from issuances of common stock and warrants	2,793	103,505	66,224
Net cash provided by financing activities	2,836	103,605	64,831
Net (decrease) increase in cash and cash equivalents	(29,052)	66,284	874
Cash and cash equivalents at beginning of period	76,779	10,495	9,621
Cash and cash equivalents at end of period	$47,727	$76,779	$10,495
Supplemental disclosure of cash flow information
Interest paid	$247	$210	$324
Schedule of non cash transactions
Deferred stock compensation	$—	$—	$58
Issuance of warrants with lease amendment	$801	$—	$—

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

Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and calculated for pro forma disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” or SFAS 148, and (ii) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost under SFAS 123(R) for awards granted prior to January 1, 2006 is recognized using an accelerated method pursuant to the Financial Accounting Standards Board, or FASB, Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” or FIN 28. For awards granted after January 1, 2006, we have adopted the use of the straight-line attribution method over the requisite service period for the entire award. Results of prior periods do not reflect any restated amounts, and we had no cumulative effect adjustment upon adoption of SFAS No. 123(R) under the modified prospective method.

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of the Adoption of SFAS 123(R)

Total stock-based compensation expense related to all of the Company’s share-based awards that we recognized for the years ended December 31, 2006, 2005 and 2004 was comprised as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Research and development	$6,515	$(1,467)	$2,000
General and administrative	6,064	(623)	566
Stock-based compensation expense (recovery)	$12,579	$(2,090)	$2,566
Stock-based compensation expense (recovery) per share
Basic and diluted	$0.50	$(0.10)	$0.14

We recorded approximately $12.6 million in stock-based compensation expense for the year ended December 31, 2006, consisting of approximately $12.3 million in stock-based awards granted to officers, directors and all other employees from our stock option plans and ESPP, and approximately $267,000 from options granted to consultants. Pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. Our estimated annual weighted average forfeiture rate was 7.9% as of December 31, 2006. We adjust our stock-based compensation expense as actual forfeitures occur, review our estimated forfeiture rates each quarter and make changes to our estimate as appropriate.

For the year ended December 31, 2006, we recorded stock-based compensation expense of approximately $267,000, associated with options granted to consultants, reflecting the fair value and periodic fair value remeasurement of outstanding consultant options under Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” or EITF 96-18.  The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. For consultant options granted in 2006, we amortized stock-based compensation using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of SFAS 123(R). For options granted prior to January 1, 2006, we used the accelerated method for expensing stock-based compensation, which was the method we used prior to adoption. We recorded stock-based compensation recovery of approximately $232,000 and stock-based compensation expense of approximately $430,000 for the years ended December 31, 2005 and 2004, respectively, relating to consultant options. We expect to see continued fluctuations in the future as a portion of these options are remeasured based on the changes in the current market price of our common stock.

In 2005, we recorded charges associated with the stock options that were eligible for re-pricing under a tender offer initiated in June 2003. All replacement options, as well as the eligible options that were not surrendered under the original offer to exchange, were treated for financial reporting purposes as variable awards. Therefore, for the period prior to adoption of SFAS 123(R), we recorded non-cash charges, generally for the intrinsic value of the options, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, utilizing the accelerated vesting method, reflecting increases and decreases (down to, but not below, the exercise price) in the price of our common

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock as compensation expense (recovery) in connection with the replacement options and the eligible options that were not exchanged. For the year ended December 31, 2005, we recorded a non-cash compensation recovery of approximately $1.9 million related to all employee options eligible for replacement. The recovery resulted from the decrease in the market price of our common stock during 2005. For the year ended December 31, 2004, we recorded a non-cash compensation charge of approximately $1.9 million related to all employee options eligible for replacement. The amount recorded was attributable to the increases in the market price of our common stock during 2004. For periods after the adoption of SFAS 123(R), we continue to account for the vested portion of the repriced options in  accordance with the provisions of SFAS 123. In August 2006, our board of directors granted new options to officers, directors and all other employees and consultants who held these repriced options that expired in August 2006. We granted approximately 179,000 options with an exercise price of $9.56 per share. The options vested 50% at the date of the grant and the remaining 50% will vest monthly over two years. We recorded stock-based compensation expense of approximately $689,000, in accordance with SFAS 123(R), relating to these new options for the year ended December 31, 2006.

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

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•                    Forfeiture rate - We estimated the forfeiture rate using our historical experience with pre-vesting options. Our annual weighted-average forfeiture rate was approximately 7.9% as of December 31, 2006. We review our estimated forfeiture rates each quarter and make changes as factors affecting our forfeiture rate calculations and assumptions change.

•                    Dividend yield - The expected dividend yield is 0% as we have not paid and do not expect to pay dividends.

The following table summarizes the weighted-average assumptions relating to our employee options for the years ended December 31, 2006, 2005 and 2004, as permitted under SFAS 123(R) for 2006 and SFAS 123 for 2005 and 2004:

	Stock Option Plans Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.7%	4.2%	2.6%
Expected life (in years)	4.4	2.8	3.1
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	95.6%	86.8%	85.0%

Options are priced at the market price of our common stock on the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At December 31, 2006, options to purchase 1,476,206 shares of common stock were available for grant under our stock option plans.

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Purchase Plan

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions set forth in the table below. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The plan also includes a feature whereby a new offering period begins when the fair market value of our common stock on a purchase date during an offering falls below the fair market value of our common stock on the first day of such offering period. Participants are automatically enrolled in the new offering period. Expected volatilities are based on historical volatility of our stock. Expected term represents the purchase periods within our offering period. The risk-free rate for periods within the contractual life of the option is based on U.S. Treasury constant maturity rates. Stock-based compensation expense relating to our ESPP is recognized according to the FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option,” or FTB 97-1. As of December 31, 2006, there were approximately 68,000 shares in reserve for future issuance under the ESPP. The following table summarizes the weighted-average assumptions relating to our ESPP for the years ended Deceember 31, 2006, 2005 and 2004:

	Employee Stock Purchase Plan Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.6%	4.1%	3.5%
Expected life (in years)	1.2	0.5	0.6
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	109.9%	88.3%	85.0%

Stock-based Compensation Award Activity

The following table summarizes activity under our equity incentive and stock option plans as of December 31, 2006 (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2005	3,893,219	$15.98
Granted	1,229,967	$8.79
Exercised	(206,636)	$7.96
Forfeited/Expired/Cancelled	(511,339)	$14.72
Outstanding at December 31, 2006	4,405,211	$14.50	7.87	$8,653,135
Vested and expected to vest at December 31, 2006	4,276,208	$14.44
Exercisable at December 31, 2006	2,768,121	$13.39	7.46	$6,569,970

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options to acquire 2.4 million shares that were in-the-money at December 31, 2006. During the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under our stock option plans were approximately $470,000, $1.7 million and $1.9 million, respectively, determined as of the date of option exercise. As of December 31, 2006, there was approximately $9.4 million of total unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements granted under our stock option plans and $380,000 of total unamortized compensation cost related to our ESPP. These costs are expected to be recognized over a weighted-average period of 1.62 years. We also had approximately 1.6 million of unvested stock options at December 31, 2006. Future option grants and their valuation will increase our compensation cost in the future as the options are granted, valued and expensed ratably according to their vesting periods. The weighted average grant-date fair values of options granted in the year ended December 31, 2006, 2005 and 2004 were $6.24, $12.42 and $11.12, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the vesting period of the options prior to adopting SFAS 123(R). Our pro forma information is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
Net loss—as reported:	$(45,256)	$(56,255)
Add (Deduct): Total stock-based employee compensation (recovery)/expense determined under APB 25	(1,859)	2,135
Add: Total stock-based employee compensation expense determined under the fair value based method of all awards	9,401	8,506
Pro forma net loss	$(56,516)	$(62,626)
Basic and diluted net loss per common share:
As reported	$(2.07)	$(3.12)
Pro forma	(2.59)	(3.47)

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

All other cash equivalents and short-term investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value at December 31, 2006 and 2005. Unrealized gains (losses) are reported in stockholders’ equity and included in other comprehensive income (loss). Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. For the years ended December 31, 2006, 2005 and 2004, we did not have any realized gains and losses on available-for-sale securities. See Note 4 for a summary of available-for-sale securities at December 31, 2006 and 2005.

Fair value of financial instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and accrued compensation are carried at cost or amortized cost, which management believes approximates fair value.

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements, if any, are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

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

Revenues associated with at-risk milestones pursuant to collaborative agreements are recognized based upon the achievement of the milestones as set forth in the applicable agreement.

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

Income Taxes

We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period the change is enacted. A valuation allowance is established to reduce deferred tax assets to an amount whose realization is more likely than not.

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

During all periods presented, we had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands, except per share information):

	December 31,
	2006	2005	2004
Outstanding options	4,405	3,893	2,750
Warrants	175	91	92
Weighted average exercise price of options	$14.50	$15.98	$11.94
Weighted average exercise price of warrants	$13.23	$28.39	$28.33

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained in an audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the SEC released SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” or SFAS 157. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting priniciples, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

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

In May 1999, we entered into a broad collaboration with Novartis Pharma AG, pursuant to which we and Novartis agreed to work on up to five different research programs to identify various targets for drug development. Two programs were initiated in 1999 while the third program to be conducted at Novartis was initiated on January 1, 2000. In July 2001, we expanded our collaboration with Novartis with the initiation of our angiogenesis program, the fourth and final program in our Novartis collaboration as Novartis chose not to exercise its option to add a fifth project that was to be conducted at Novartis. Pursuant to the expanded Novartis collaboration, we received a $4.0 million up-front payment from Novartis, which was recognized as revenue ratably through July 2004. We currently have no programs with Novartis in the research phase. Novartis remains obliged to pay us various milestones and royalties in the future if certain conditions are met.

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

In August 2002, we signed an agreement for a collaboration with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the agreement, three milestone payments totaling $4.6 million, and may become obligated to pay us certain other milestones payments in the future. The research phase of this three-year collaboration expired in August 2005. In addition, we are entitled to receive royalties on any commercialized products to emerge from the collaboration. Under terms of the agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America while Daiichi retains co-development and promotion rights in the remainder of the world.

In November 2004, we entered into a broad collaboration agreement with Merck & Co., Inc. to investigate ubiquitin ligases, a new class of drug target, to find treatments for cancer and potentially other diseases. At the time we entered into the agreement, we received an initial cash payment of $7.6 million and funding for our research scientists for two and a half years. We are recognizing the upfront payment ratably over the two and a half year term of the research agreement. We are recognizing a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project. The amount deferred is currently anticipated to be recognized as revenue at the end of the research phase when all of our obligations have been fulfilled under the terms of the contract. As of December 31, 2006, $994,000 remains deferred which represents amounts invoiced to Merck from the initiation of the research term in excess of the required headcount to be allocated to the project through the balance sheet date. In 2006, we received payments from Merck triggered by their selection of a fourth target and our achievement of a milestone relating to a target. We are also eligible to receive milestone payments and royalties in the future. Merck is responsible for worldwide development and commercialization of any resulting compounds and will pay Rigel royalties on future product sales, if any. The collaboration is based on a number of new targets delivered by Merck. In addition, we may nominate our own targets for potential inclusion in the collaboration.

In October 2005, we entered into a collaborative research and license agreement with Merck Serono granting them an exclusive license to develop and commercialize product candidates from our Aurora kinase inhibitor program. Even though the agreement included a basket of compounds within the Aurora kinase inhibitor program, the collaboration and our efforts under the agreement were focused on R763. We were responsible for all costs associated with the preparation and filing of an IND for R763 while Merck Serono is responsible for all development of R763 following regulatory acceptance of the IND and will bear all costs thereafter. In connection with this collaboration, Merck Serono paid us $10.0 million upfront and purchased $15.0 million of our common stock at a premium. We amortized the upfront amount into revenue over the nine months from the initiation of the collaboration in October 2005. This was the period of time that we estimated it would take to perform our deliverables such as assisting Merck Serono with certain studies and activities leading up to the initiation of the first clinical trial to be run by Merck Serono. As of June 2006, we had completely recognized the upfront amount into revenue as we had performed all our deliverables and did not have any further obligations to Merck Serono leading up to the initiation of the first clinical trial.

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

During February 2006, we received a milestone payment of $5.0 million triggered by the regulatory acceptance of the R763 IND in January 2006. In September 2006, we received a $3.0 million milestone payment from Merck Serono in connection with the initiation of the Phase 1 study of R763. We will be eligible to receive additional milestones, under certain conditions, upon commencement of a Phase 2 clinical trial for R763, other clinical events, marketing approval and royalties on any future product sales.

3. SIGNIFICANT CONCENTRATIONS

For the year ended December 31, 2006, Merck Serono, Pfizer and Merck accounted for 46%, 30% and 24% of total revenues, respectively. For the year ended December 31, 2005, Merck, Pfizer, Merck Serono and Daiichi accounted for 45%, 26%, 14% and 15% of total revenues, respectively. For the year ended December 31, 2004, Daiichi, Novartis and Merck accounted for 56%, 35% and 9% of total revenues, respectively. At December 31, 2006, accounts receivable was comprised of two customers, and at December 31, 2005, accounts receivable was comprised of one customer. Rigel does not require collateral or other securities for accounts receivable.

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	December 31,	December 31,
	2006	2005
Checking account	$332	$742
Money market funds	4,441	3,421
Federal agency securities	13,463	21,067
Corporate bonds and notes	86,235	112,966
	$104,471	$138,196
Reported as:
Cash and cash equivalents	$47,727	$76,779
Available-for sale-securities	56,744	61,417
	$104,471	$138,196

Available-for-sale securities consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
2006	Cost	Gains	Losses	Fair Value
Federal agency securities	$9,497	$—	$(8)	$9,489
Corporate bonds and notes	47,232	21	—	47,253
Total	$56,729	$21	$(8)	$56,742

		Gross	Gross
	Amortized	Unrealized	Unrealized
2005	Cost	Gains	Losses	Fair Value
Federal agency securities	$17,090	$1	$(17)	$17,074
Corporate bonds and notes	44,419	1	(77)	44,343
Total	$61,509	$2	$(94)	$61,417

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES (Continued)

As of December 31, 2006, the contractual maturities of our available-for-sale securities were (in thousands):

	Years to Maturity
		After One year
	Within One	through Five
	year	Years
Federal agency securities	$9,489	$—
Corporate bonds and notes	47,253	—
Total	$56,742	$—

At December 31, 2006, the above available-for-sale securities had a weighted average maturity of approximately 100 days. There were no realized gains or losses from sales of securities in the periods presented. We have the ability and intent to hold all investments as of December 31, 2006 to maturity.

The following table shows the gross unrealized losses and fair values of our investments in individual securities in available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary for less than twelve months aggregated by investment category, (in thousands):

		Unrealized
	Fair Value	Losses
Federal agency securities	$9,474	$(8)
Corporate bonds and notes	—	—
Total	$9,474	$(8)

At December 31, 2006, we had no investment that has been in a continuous unrealized loss position for  more than twelve months. As of December 31, 2006, 5 individual securities were in an unrealized loss position deemed to be temporary for less than twelve months. As of December 31, 2005, 34 individual securities were in an unrealized loss position deemed to be temporary for less than twelve months.

Investment Grade Debt Securities.   Our investments in investment grade debt securities consist primarily of investments in federal agency securities and corporate bonds and notes. The unrealized losses on our investments in investment grade debt securities were caused by interest rate increases. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, we considered these unrealized losses to be temporary at December 31, 2006.

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Years Ended
	December 31,
	2006	2005
Laboratory and office equipment	$16,279	$15,064
Construction in progress	5	556
Total property and equipment	16,284	15,620
Less accumulated depreciation and amortization	(13,309)	(12,163)
Property and equipment, net	$2,975	$3,457

During 2006, we disposed approximately $248,000 of assets with related accumulated depreciation of approximately $165,000. In 2005, we wrote-off approximately $266,000 of assets at their original acquisition cost and related accumulated depreciation of $266,000 for assets that are no longer in use.

At December 31, 2006 and 2005, equipment under capital leases was approximately $3.7 million and $3.9 million, respectively. Total depreciation expense, which included amortization from equipment under capital leases, was $1.4 million, $1.1 million, and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

6. LONG-TERM OBLIGATIONS

At December 31, 2006, future minimum lease payments and obligations under all noncancelable leases were as follows (in thousands):

	Capital	Operating
	Leases	Leases
2007	$1,454	$8,751
2008	892	13,945
2009	269	16,481
2010	3	14,561
2011	—	14,838
2012 and thereafter	—	91,477
Total minimum payments required	2,618	$160,053
Less amount representing interest	(267)
Present value of future lease payments	2,351
Less current portion	(1,269)
Noncurrent obligations under capital leases	$1,082

We moved into our current facilities in February 2003. In January 2005, we entered into an amendment with the landlord to decrease the contractual rental commitments in 2005 by approximately $1.0 million. In July 2006, we amended our facility lease once again in order to defer certain rent payments to originally occur in 2006 and 2007. The deferred payments are due to be paid to the landlord over the period starting from 2009 to 2012, but we may prepay the deferred amount at any time without penalty. We reevaluated the lease amendment under FAS 13, “Accounting for Leases” and determined that the amended lease still qualified as an operating lease. In conjunction with the lease amendment, a warrant

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

6. LONG-TERM OBLIGATIONS (Continued)

was issued to purchase 100,000 shares of our common stock at $10.57 per share. The warrant remains exercisable until July 2013 and is exercisable at the option of the holder. See further discussion of the warrants in Note 7—Stockholder’s Equity.

During May 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years. The sublease was amended in September 2005 to extend the term for an additional year. The operating minimum lease payments above are reflective of the new sublease income stream of approximately $276,000 thru May 2007.

Rent expense net of sublease income under all operating leases amounted to approximately $14.4 million, $13.5 million and $14.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In December 2002, we entered into an additional equipment lease line agreement for an aggregate total of $2.0 million. Only $1.4 million of this line was utilized before the drawdown period expired. The lease period is for three years, and the interest on the lease is fixed at the time of any draw down and equates to approximately 10%. This line has a buyout provision of the lesser of the fair-market value of the equipment or 10% of the original utilized line amount. As of December 31, 2006, the remaining principal balance was approximately $7,000.

In June 2005, our equipment credit line under the August 2000 master agreement was extended to create an additional borrowing limit of $1.5 million, which was fully drawn down. In June 2006, we obtained approval to extend our equipment lease line to create a new total borrowing limit of $1.5 million. We have the ability to draw down on this line through June 2007. The lease period will be for three years with the interest rate on the lease fixed at drawdown and ranges approximately from 10.3% to 10.9%. At December 31, 2006, we utilized approximately $415,000 of the 2006 extended line. Each line has a bargain purchase buyout provision of $101. As of December 31, 2006, the remaining principal balance under the credit lines was approximately $2.3 million.

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

Warrants

In conjunction with the facilities lease entered into in June 1998, we issued three warrants to the lessor to purchase an aggregate of 16,666 shares of common stock at an exercise price of $10.26 per share. During 2005, warrants to purchase 333 shares of common stock  were net exercised and 155 shares of common stock were issued. As of December 31, 2006, warrants to purchase16,333 shares of common stock are

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS’ EQUITY (Continued)

outstanding and are exercisable at any time up to December 2007, the seventh anniversary of the closing of our initial public offering.

In conjunction with the facilities lease entered into in May 2001, we issued a warrant to the lessor to purchase 16,666 shares of our common stock at an exercise price of $80.21 per share, a 15% premium to market at the time of issuance. This warrant expired in May 2006. The fair market value of this warrant, as determined using the Black-Scholes valuation model, was approximately $683,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2006, approximately $504,000 remained to be amortized over the life of the lease.

In conjunction with the facilities lease amendment in October 2002, we issued a warrant to the lessor to purchase 55,555 shares of our common stock at an exercise price of $17.73 per share. The warrant is outstanding as of December 31, 2006 and exercisable at any time up to October 2007. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $565,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2006, approximately $417,000 remained to be amortized over the life of the lease.

In conjunction with the facilities lease amendment in July 2006, we issued a warrant to the lessor to purchase 100,000 shares of our common stock at an exercise price of $10.57 per share. The warrant is outstanding as of December 31, 2006 and exercisable at any time up to July 2013. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $801,000. The amount has been included in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2006, approximately $767,000 remained to be amortized over the life of the lease.

In conjunction with the equipment lease line executed in January 2002, we issued a warrant to the lender to purchase 2,645 shares of our common stock at an exercise price of $37.80 per share. This warrant was outstanding as of December 31, 2006 but expired on January 31, 2007. The fair market value of this warrant, as determined by the Black-Scholes valuation model, was approximately $66,000. This amount was capitalized in other long-term assets and was fully amortized to expense in 2005.

Stock option plans

In 2005, an amendment to the 2000 Plan was approved to primarily (i) increase the number of shares authorized for issuance under the 2000 Plan by 2,275,000 shares of common stock; (ii) prohibit the board of directors from repricing stock options without stockholder approval; and (iii) eliminate the “evergreen” provision feature that provides for automatic annual increases in the total number of shares reserved for issuance. In 2006, an amendment to the 2000 Plan was approved to primarily increase the number of shares authorized for issuance by 500,000 shares of common stock from an aggregate total of 5,322,222 shares to 5,822,222 shares. Options granted under our 2000 Plan expire no later than ten years from the date of grant. The option price of each incentive stock option shall be at least 100% of the fair value on the date of grant, and the option price for each nonstatutory stock option shall be not less than 85% of the fair value on the date of grant, as determined by the board of directors. Options may be granted with different vesting terms from time to time, not to exceed five years from the date of grant. As of December 31, 2006, a total of 5,559,206 shares of common stock are authorized for issuance under the 2000 Plan.

In 2005, the Directors’ Plan was amended to primarily: (i) increase the number of shares of common stock authorized for issuance under the Directors’ Plan by 225,000 shares; (ii) increase the number of shares of common stock subject to the annual option grant to each non-employee director by 8,333 shares

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS’ EQUITY (Continued)

to 10,000 shares; (iii) increase the number of shares of common stock subject to the initial option grant to each new non-employee director under the plan by 13,333 to 20,000 shares; (iv) eliminate the board of directors’ ability to reprice stock options; and (v) amend the vesting schedule for future options grants, including annual option grants made the day following the Annual Meeting. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. All grants under the Directors’ Plan will vest monthly over two years from date of grant. The Directors’ Plan will terminate in September 2009, unless terminated earlier in accordance with the provisions of the Directors’ Plan. As of December 31, 2006, a total of  322,211 shares of common stock are authorized for issuance under the Directors’ Plan.

In June 2003, we initiated an offer to exchange options to purchase shares of our common stock with exercise prices equal to or greater than $9.00 per share to officers, employees, consultants and non-employee members of our board of directors. We granted replacement options to purchase an aggregate of 344,207 shares of our common stock at an exercise price of $9.20 per share, the fair market value on the date of grant. Any outstanding replacement options expired in August 2006. In August 2006, the board of directors granted new options to officers, employees, consultants and non-employee members of our board of directors. We granted approximately 179,000 options, with an exercise price of $9.56 per share. The options vested 50% at the date of grant and the remaining 50% will vest monthly over two years. We recorded stock-based compensation expense of approximately $689,000 relating to these newly granted options for the year ended December 31, 2006.

In January 2006, we adopted FAS 123(R), SAB 107 and related pronouncements. See discussion in Note1—Summary of Significant Accounting Policies.

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS’ EQUITY (Continued)

Activity under all of the option plans through December 31, 2006 was as follows:

	Shares Available	Number of	Weighted-Average
	For Grant	Options	Exercise Price
Outstanding at January 1, 2004	894,179	2,081,219	$8.31
Authorized for grant	392,159	—
Granted	(840,327)	840,327	$20.42
Exercised	—	(134,363)	$7.93
Cancelled	37,038	(37,038)	$15.11
Outstanding at December 31, 2004	483,049	2,750,145	$11.94
Authorized for grant	2,500,000	—
Granted	(1,381,807)	1,381,807	$23.22
Exercised	—	(145,141)	$8.07
Cancelled	93,592	(93,592)	$16.13
Outstanding at December 31, 2005	1,694,834	3,893,219	$15.98
Authorized for grant	500,000	—
Granted	(1,229,967)	1,229,967	$8.79
Exercised	—	(206,636)	$7.96
Cancelled	511,339	(511,339)	$14.72
Outstanding at December 31, 2006	1,476,206	4,405,211	$14.50
Exercisable at December 31, 2006		2,768,121	$13.39
Exercisable at December 31, 2005		1,786,133	$13.25
Exercisable at December 31, 2004		954,412	$10.72
Weighted average fair value of options granted during 2006			$6.24
Weighted average fair value of options granted during 2005			$12.42
Weighted average fair value of options granted during 2004			$11.12

Details of our stock options by exercise price is as follows:

	Options Outstanding
	Number of	Weighted-Average	Weighted-Average	Options Exercisable
	Outstanding	Remaining	Exercise	Number of	Weighted-Average
Exercise Price	Options	Contractual Life	Price	Options	Exercise Price
$0.90-$8.15	925,290	7.73	$7.29	691,128	$7.09
$8.25-$9.93	1,211,525	7.18	8.55	934,261	8.42
$10.20-$14.75	340,716	9.26	11.09	75,686	12.96
$15.49-$22.54	642,854	7.74	19.09	486,863	19.52
$23.00-$24.56	1,268,446	8.32	23.81	568,571	23.61
$25.36-$37.80	12,491	7.61	25.91	7,723	26.26
$40.50-$73.53	3,889	3.79	49.94	3,889	49.94
$0.90 - $73.53	4,405,211	7.87	$14.50	2,768,121	$13.39

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS’ EQUITY (Continued)

2000 employee stock purchase plan

In August 2000, we adopted the 2000 Employee Stock Purchase Plan, or Purchase Plan, which was approved in September 2000 by our stockholders. In April 2003, the Purchase Plan was amended to (i) increase the number of shares authorized for issuance under the Purchase Plan by 66,667 shares of common stock, and (ii) change the evergreen feature of the plan. The amendment provides that the increase in the number of shares reserved automatically pursuant to the evergreen feature will be equal to the least of 1% of the outstanding shares on the date of the annual increase, 88,888 shares or such amount as may be determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 159,380, 73,868 and 93,529 shares of common stock during 2006, 2005 and 2004, respectively, pursuant to the Purchase Plan at an average price of $7.21 per share, $10.07 per share, and $8.76 per share in 2006, 2005 and 2004, respectively. For 2006, 2005 and 2004, the weighted average fair value of stock issued under the Purchase Plan was $4.95, $8.56 and $6.71, respectively. The Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on each anniversary date of the effective date of the offering. The number of shares reserved for future issuance under the Purchase Plan was increased by 88,888 per year during 2006, 2005 and 2004, respectively.

Reserved shares

As of December 31, 2006, we had reserved shares of common stock for future issuance as follows:

December 31,
2006
Warrants	174,533
Incentive stock plans	1,476,206
Purchase Plan	67,601
Total	1,718,340

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2006	2005
Deferred tax assets
Net operating loss carryforwards	$90,670	$81,184
Research and development credits	14,581	11,946
Capitalized research and development expenses	10,570	9,004
Other, net	11,039	7,599
Total deferred tax assets	126,860	109,733
Valuation allowance	(126,860)	(109,733)
Net deferred tax assets	$—	$—

Rigel Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

No federal or state income tax expense or benefit was recorded for the years ended December 31, 2006, 2005 and 2004, as we incurred net operating losses during these periods. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $17.1 million, $21.0 million and $24.1 million during 2006, 2005 and 2004, respectively.

Included in the valuation allowance balance at December 31, 2006 is $2.8 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $254.0 million, which expire beginning in the year 2011 and state net operating loss carryforwards of approximately $75.0 million, which expire beginning in the year 2013.

The Company also has federal research and development tax credits of $9.0 million, which begin to expire in the year 2012 and state research and development tax credits of approximately $8.2 million, which have no expiration date. Upon further analysis of our research and development tax credits, we revised the 2005 deferred tax asset relating to research and development from $10.2 million to $11.9 million.

Utilization of the net operating loss may be subject to annual limitations if there were ownership changes in the future. The limitations are subject to Internal Revenue Code and similar state provisions and such limitations could result in the expiration of the net operating loss before utilization. In addition, we are currently evaluating the impact of adopting FIN 48 on our financial statements.

9. SELECTED QUARTERLY FINANCIAL DATA (unaudited, in thousands, except per share amounts)

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$9,897	$14,321	$6,127	$3,128	$2,618	$4,606	$3,282	$6,020
Net loss	$(8,469)	$(2,330)	$(11,382)	$(15,456)	$(11,164)	$(12,293)	$(12,906)	$(8,893)
Net loss per common share, basic and diluted	$(0.34)	$(0.09)	$(0.46)	$(0.62)	$(0.57)	$(0.62)	$(0.56)	$(0.36)
Weighted average shares used in computing net loss per common share, basic and diluted	24,816	24,842	24,987	25,093	19,713	19,887	23,235	24,524

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report, which is set forth in “Item 8. Financial Statements and Supplementary Data” elsewhere in the annual report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to March 23, 2007.

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to March 23, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or around March 23, 2007.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to March 23, 2007.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to March 23, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)           The following documents are being filed as part of this annual report on Form 10-K:

1.                Financial Statements—Index to Financial Statements in Item 8 of this annual report on Form 10-K and selected quarterly financial data for the last two years in Note 10

2.                Financial Statement Schedules—None—As all required disclosures have been made in the footnotes to the financial statements.

3.                Exhibits:

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889), dated February 2, 2007, and incorporated herein by reference).
4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
4.2

Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (No. 000-29889) and incorporated herein by reference).

4.3

Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

4.4

Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

4.5	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).
4.6

Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889) and incorporated herein by reference).

10.1+

Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.2

Collaboration Agreement between Rigel and Janssen Pharmaceutica N.V., dated December 4, 1998 (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.3

Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999 (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.4

Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999 (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.5*

License and Research Agreement between Rigel and Cell Genesys, Inc., dated September 2, 1999 (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.6+

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

10.9

First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.10*

Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.11*

Second Amendment, dated July 1, 2001, to the Collaboration Agreement between Rigel and Cell Genesys, Inc. (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.12

First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated June 30, 2000 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.13

Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated December 4, 2001 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.14

Loan and Security Agreement between Rigel and Comerica Bank—California, dated July 12, 2002 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).

10.15*

Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).

10.16*

Amendment to Build-to-suit lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.17

Master Lease Agreement between Rigel and Lighthouse Capital Partners IV, L.P., dated December 23, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.18+

Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.19+

Amendment to Employment Agreement, between Rigel and Donald Payan, dated as of March 5, 2003 (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.20+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S-8 (No. 333-106532) filed on June 26, 2003 and incorporated herein by reference).
10.21*

Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (No. 000-29889) and incorporated herein by reference).

10.22+	2000 Non-Employee Directors’ Stock Option Plan, as amended (filed as an exhibit to Rigel’s Current on Form 8-K (No. 000-29889) filed on June 6, 2005 and incorporated herein by reference).
10.23*

License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 000-29889), as amended, and incorporated herein by reference).

10.24+	2006 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel’s Current on Form 8-K (No. 000-29889) filed on and incorporated herein by reference).
10.25+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S-8 (No. 333-134622) filed on June 1, 2006 and incorporated herein by reference).
10.26+	2006 Bonus Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (No. 000-29889) and incorporated herein by reference).
10.27+	Form of Indemnity Agreement (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.28+	2007 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel’s Current on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference).
10.29+	2007 Cash Incentive Compensation Plan (filed as an exhibit to Rigel’s Current on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference).
23.1#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+                Management contract or compensatory plan.

*                    Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#                 Filed herewith.

•                     The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 8, 2007.

Rigel Pharmaceuticals, Inc.
By:	/s/ JAMES M. GOWER
James M. Gower Chairman of the Board and Chief Executive Officer
By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James M. Gower and Ryan D. Maynard, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAMES M. GOWER	Chairman of the Board, Chief Executive	March 8, 2007
James M. Gower	Officer and Director
(Principal Executive Officer)
/s/ RYAN D. MAYNARD	Vice President and	March 8, 2007
Ryan D. Maynard	Chief Financial Officer
(Principal Finance and Accounting
Officer)
/s/ DONALD G. PAYAN	Executive Vice President, Chief	March 8, 2007
Donald G. Payan	Scientific Officer and Director

Signature	Title	Date
/s/ JEAN DELEAGE	Director	March 8, 2007
Jean Deleage
/s/ BRADFORD S. GOODWIN	Director	March 8, 2007
Bradford S. Goodwin
/s/ GARY A. LYONS	Director	March 8, 2007
Gary A. Lyons
/s/ WALTER H. MOOS	Director	March 8, 2007
Walter H. Moos
/s/ HOLLINGS C. RENTON	Director	March 8, 2007
Hollings C. Renton
/s/ PETER S. RINGROSE	Director	March 8, 2007
Peter S. Ringrose
/s/ STEPHEN A. SHERWIN	Director	March 8, 2007
Stephen A. Sherwin

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889), dated February 2, 2007, and incorporated herein by reference).
4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
4.2

Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (No. 000-29889) and incorporated herein by reference).

4.3

Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

4.4

Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

4.5	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).
4.6

Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889) and incorporated herein by reference).

10.1+

Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.2

Collaboration Agreement between Rigel and Janssen Pharmaceutica N.V., dated December 4, 1998 (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.3

Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999 (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.4

Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999 (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.5*

License and Research Agreement between Rigel and Cell Genesys, Inc., dated September 2, 1999 (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.6+

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

10.9

First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.10*

Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.11*

Second Amendment, dated July 1, 2001, to the Collaboration Agreement between Rigel and Cell Genesys, Inc. (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.12

First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated June 30, 2000 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.13

Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated December 4, 2001 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.14

Loan and Security Agreement between Rigel and Comerica Bank—California, dated July 12, 2002 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).

10.15*

Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).

10.16*

Amendment to Build-to-suit lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.17

Master Lease Agreement between Rigel and Lighthouse Capital Partners IV, L.P., dated December 23, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.18+

Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.19+

Amendment to Employment Agreement, between Rigel and Donald Payan, dated as of March 5, 2003 (filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.20+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S-8 (No. 333-106532) filed on June 26, 2003 and incorporated herein by reference).
10.21*

Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (No. 000-29889) and incorporated herein by reference).

10.22+	2000 Non-Employee Directors’ Stock Option Plan, as amended (filed as an exhibit to Rigel’s Current on Form 8-K (No. 000-29889) filed on June 6, 2005 and incorporated herein by reference).
10.23*

License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 000-29889), as amended, and incorporated herein by reference).

10.24+	2006 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel’s Current on Form 8-K (No. 000-29889) filed on and incorporated herein by reference).
10.25+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S-8 (No. 333-134622) filed on June 1, 2006 and incorporated herein by reference).
10.26+	2006 Bonus Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (No. 000-29889) and incorporated herein by reference).
10.27+	Form of Indemnity Agreement (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.28+	2007 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel’s Current on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference).
10.29+	2007 Cash Incentive Compensation Plan (filed as an exhibit to Rigel’s Current on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference).
23.1#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+                Management contract or compensatory plan.

*                    Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#                 Filed herewith.

•                     The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.