Form 10-Q
period 2007-03-31
RIGEL PHARMACEUTICALS INC
filed 2007-05-10
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 8, 2007, there were 30,205,360 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2007	2006(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,166	$47,727
Available-for-sale securities	45,433	56,744
Accounts receivable	1,104	1,104
Other receivables	296	286
Prepaid expenses and other current assets	2,140	2,153
Total current assets	92,139	108,014

Property and equipment, net	3,094	2,975
Other assets	2,214	2,251
	$97,447	$113,240

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,743	$1,957
Accrued compensation	1,628	3,060
Other accrued liabilities	2,810	1,886
Deferred revenue	1,471	3,066
Capital lease obligations	1,208	1,269
Total current liabilities	8,860	11,238

Long-term portion of capital lease obligations	1,108	1,082
Long-term portion of deferred rent	14,303	13,328
Other long-term liabilities	351	363

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,188,190 and 25,180,687 shares issued and outstanding on March 31, 2007 and December 31, 2006, respectively	25	25
Additional paid-in capital	385,028	382,350
Accumulated other comprehensive income	12	13
Accumulated deficit	(312,240)	(295,159)
Total stockholders’ equity	72,825	87,229
	$97,447	$113,240

(1)             The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2006.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Contract revenues	$2,644	$9,897
Costs and expenses:
Research and development	15,843	14,711
General and administrative	5,039	5,003
	20,882	19,714

Loss from operations	(18,238)	(9,817)
Interest income	1,215	1,413
Interest expense	(58)	(65)
Net loss	$(17,081)	(8,469)
Net loss per share, basic and diluted	$(0.68)	$(0.34)
Weighted average shares used in computing net loss per share, basic and diluted	25,184	24,816

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(17,081)	$(8,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336	334
Stock-based compensation expense	2,622	3,561
Changes in assets and liabilities:
Accounts receivable	—	(580)
Other receivables	(10)	(134)
Prepaid expenses and other current assets	13	82
Other assets	37	25
Accounts payable	(214)	40
Accrued compensation	(1,432)	(739)
Other accrued liabilities	924	(1,000)
Deferred revenue	(1,595)	(3,346)
Deferred rent and other long-term liabilities	963	81
Net cash used in operating activities	(15,437)	(10,145)
Investing activities
Purchases of available-for-sale securities	(17,959)	(11,154)
Maturities of available-for-sale securities	29,269	9,450
Capital expenditures	(455)	(354)
Net cash provided by (used in) investing activities	10,855	(2,058)
Financing activities
Proceeds from capital lease financings	399	882
Payments on capital lease obligations	(434)	(316)
Net proceeds from issuances of common stock	56	144
Net cash provided by financing activities	21	710
Net decrease in cash and cash equivalents	(4,561)	(11,493)
Cash and cash equivalents at beginning of period	47,727	76,779
Cash and cash equivalents at end of period	$43,166	$65,286

See accompanying notes.

Rigel Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1. Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory/autoimmune diseases, cancer and viral diseases.

2. Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year. The balance sheet at December 31, 2006 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements.  Because all of the disclosure required by U.S. generally accepted accounting principles for complete financial statements are not included herein, these unaudited interim condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Comprehensive net loss did not differ materially from the net loss as reported.

3. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share were computed by dividing the net loss for the period by the number of weighted average shares of common stock outstanding during the period. The calculation of diluted net loss per share excluded shares of potential common stock, consisting of stock options and warrants, because their effect would have been anti-dilutive.

4. Stock Award Plans

We have two stock option plans, the 2000 Equity Incentive Plan and 2000 Non-Employee Directors Stock Option Plan, which provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. Under the plans, we may issue non-qualified options or incentive stock options. We also have an employee stock purchase plan, or ESPP, where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The benefits provided under these plans are share-based payments subject to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment (Revised 2004),” or SFAS 123(R), and guidance under the Securities and Exchange Commission’s Staff Accounting Bulletin 107, or SAB 107.

Total stock-based compensation expense related to all of our share-based awards that we recognized for the three months ended March 31, 2007 and 2006 is comprised as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Research and development	$1,200	$1,921
General and administrative	1,422	1,640
Stock-based compensation expense	$2,622	$3,561

Stock-based compensation expense per share
Basic and diluted	$0.10	$0.14

We recorded approximately $2.6 million in stock-based compensation expense for the three months ended March 31, 2007, consisting of approximately $2.6 million in stock-based awards granted to officers, directors and all other employees from our stock option plans and ESPP and approximately $6,000 from options granted to consultants.  Pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as incurred. Our annual weighted average forfeiture rate increased to 6.9% as of March 31, 2007, as compared to 4.7% as of  March 31, 2006 primarily due to the resignation of a former Chief Financial Officer of the company.  We will record actual forfeitures as they occur, and we will review our forfeiture rates each quarter and revise our estimates accordingly.

For the three months ended March 31, 2007, we recorded stock-based compensation expense of approximately $6,000, which reflects the fair value and periodic fair value remeasurement of outstanding consultant options under Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” or EITF 96-18.   This valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. For options granted to our consultants in 2006, we amortized stock-based compensation using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of SFAS 123(R). We recorded stock-based compensation expense of approximately $277,000 for the three months ended March 31, 2006. We expect to continue to see fluctuations in the future as a portion of these options are remeasured based on changes in the current market price of our common stock.

Under SFAS 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. We have segregated option awards into three homogenous groups, officers and directors, all other employees and consultants, for purposes of determining fair values of options.

We determined weighted-average valuation assumptions separately for each of these groups as follows:

•                  Volatility -  We estimated volatility using the historical share price performance over the expected life of the option up to the point where we have historical market data. As our publicly listed options are not actively traded, implied volatility was not representative of our current volatility. We also considered other factors, such as our current clinical trials and other company activities, that may affect the volatility of our stock in the future, but determined that at this time historical volatility is more indicative of our expected future stock performance.

•                  Expected term - We worked with various data points to determine the most applicable expected term for each option group. The data points included: (1) for options exercised, expected term of the options from option grant date to exercise date; (2) for options cancelled, term of options from grant date to cancellation date, excluding unvested option forfeitures; (3) for options which remain outstanding, term of options from grant date to the end of the reporting period; and (4) for options outstanding at the balance sheet date, the contractual remaining life of the options. The analysis of the above data points gave us a range of expected terms to consider, however, we also considered the vesting schedules of the options granted and factors surrounding exercise behavior of our groups, our current market price and company activity that may affect our market price. In addition, we also considered the vesting schedules of the options, the optionee type (i.e., officers and directors, all other employees and consultants) and other factors that may affect the expected term of the option. For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding years.

•                  Risk-free interest rate - The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group.

•                  Forfeiture rate - We estimated the forfeiture rate using our historical experience with pre-vesting options. Our annual weighted-average forfeiture rate was approximately 6.9% as of March 31, 2007, as compared to 4.7% as of March 31, 2006.  We review our forfeiture rates each quarter and make changes as factors affecting our forfeiture rate calculations and assumptions change.

•                  Dividend yield - The expected dividend yield is 0% as we have not paid and do not expect to pay dividends.

The following table summarizes the weighted-average assumptions relating to our employee options for the three  months ended March 31, 2007 and 2006, as permitted under SFAS 123(R):

	Stock Option Plans Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.7%	4.6%
Expected life (in years)	4.0	4.5
Dividend yield	0.0%	0.0%
Expected volatility	79.3%	99.5%

Option exercise prices are set at not less than the closing price of our common stock on the trading day immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At March 31, 2007, options to purchase 600,755 shares of common stock were available for grant under our stock option plans.

Employee Stock Purchase Plan

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions set forth in the table below. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock during an offering falls below the fair market value of our common stock on the first day of such offering period.  Participants are automatically enrolled in the new offering period. Expected volatilities are based on historical volatility of our stock. Expected term represents the purchase periods within our offering period. The risk-free rate for periods within the contractual life of the option is based on U.S. Treasury constant maturity rates. Stock-based compensation expense relating to our ESPP is recognized according to the FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option,” or FTB 97-1. As of March 31, 2007, there were approximately 67,600 shares in reserve for future issuance under the ESPP. The following table summarizes the weighted-average assumptions relating to our ESPP for the three months ended March 31, 2007 and 2006:

	Employee Stock Purchase Plan Three Months Ended March 31,
	2007	2006
Risk-free interest rate	5.1%	4.6%
Expected life (in years)	0.7	1.2
Dividend yield	0.0%	0.0%
Expected volatility	43.5%	110.0%

Stock-based Compensation Award Activity

The following table summarizes activity under our equity incentive and stock option plans as of March 31, 2007 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2006	4,405,211	$14.50
Granted	887,087	$11.60
Exercised	(7,503)	$7.38
Forfeited/Expired/Cancelled	(11,636)	$15.82
Outstanding at March 31, 2007	5,273,159	$14.02	7.99	$6,169,711
Vested and expected to vest at March 31, 2007	5,126,473	$14.42
Exercisable at March 31, 2007	3,156,478	$13.38	7.36	$5,272,725

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options to acquire 2.4 million shares that were in-the-money at March 31, 2007. During the three months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised under our stock option plans was approximately $29,000 and $53,000, respectively, determined as of the date of option exercise. As of March 31, 2007, there was approximately $12.4 million of total unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements granted under our stock option plans and $254,000 of total unamortized compensation cost related to our ESPP. These costs are expected to be recognized over a weighted-average period of 1.60 years. In addition, we had approximately 2.0 million shares of unvested stock options at March 31, 2007. Future option grants and their valuation will increase our compensation cost in the future as the options are granted, valued and expensed ratably according to their vesting periods. The weighted average grant-date fair values of options granted in the three months ended March 31, 2007 and 2006 were $7.10 and $5.61, respectively.

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

6. Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Checking account	$236	$332
Money market funds	7,858	4,441
Federal agency securities	6,000	13,463
Corporate bonds and notes	74,505	86,235
	$88,599	$104,471
Reported as:
Cash and cash equivalents	$43,166	$47,727
Available-for-sale securities	45,433	56,744
	$88,599	$104,471

Available-for-sale securities consist of the following (in thousands):

March 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency securities	$6,000	$1	$(1)	$6,000
Corporate bonds and note	39,421	13	(1)	39,433
Total	$45,421	$14	$(2)	$45,433

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency securities	$9,497	$—	$(8)	$9,489
Corporate bonds and note	47,232	21	—	47,253
Total	$56,729	$21	$(8)	$56,742

At March 31, 2007, the above debt securities had a weighted average maturity of approximately 96 days.  All federal agency securities and corporate bonds had a maturity less than 360 days.

The following table shows the gross unrealized losses and fair values of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

March 31, 2007	Fair Value	Unrealized Losses
Federal agency securities	$3,000	$(1)
Corporate bonds and notes	2,005	(1)
Total	$5,005	$(2)

December 31, 2006	Fair Value	Unrealized Losses
Federal agency securities	$9,474	$(8)
Corporate bonds and notes	—	—
Total	$9,474	$(8)

At March 31, 2007 and December 31, 2006, we had no investment that had been in a continuous unrealized loss position for more than twelve months.

As of March 31, 2007, a total of 3 individual securities were in an unrealized loss position for twelve months or less and deemed to be temporary. As of December 31, 2006, 5 individual securities were in an unrealized loss position for less than twelve months and deemed to be temporary.

Investment Grade Debt Securities.   Our investments in investment grade debt securities consist primarily of investments in federal agency securities and corporate bonds and notes. The unrealized losses on our investments in investment grade debt securities were caused by interest rate increases. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, we considered these unrealized losses to be temporary at March 31, 2007.

7. Income Taxes

We adopted SFAS Interpretation 48, Accounting for Uncertainty in Income Taxes, or “FIN 48,” on January 1, 2007.  We did not recognize any adjustment to the liability for uncertain tax positions nor did we have any unrecognized tax benefits and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.

We file income tax returns in the U.S. federal jurisdiction and in California, and the tax returns filed for the years 2002 through 2006 have not been examined and have not expired by the statute of limitations.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

8. Equipment Lease Line

In June 2006, we obtained approval to extend our equipment lease line to create a new total borrowing limit of $1.5 million.  We have the ability to draw down on this line through June 2007. The repayment period will be for three years beginning on the first draw down, with the interest rate on the line fixed at each drawdown. Each line has a bargain purchase buyout provision of $101. During the three months ended March 31, 2007, we drew down approximately $399,000, which is included in our capital lease obligation on our balance sheet. Approximately $686,000 remained available under the equipment lease line as of March 31, 2007.

9. Subsequent Event

Equity Financing

On May 8, 2007, we completed a public offering in which we sold 5,000,000 shares of common stock at a price of $9.75 per share. We received net proceeds of approximately $45.5 million after deducting commissions, underwriting discounts and offering costs.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying condensed balance sheet of Rigel Pharmaceuticals, Inc. as of March 31, 2007, the related condensed statements of operations for the three-month periods ended March 31, 2007 and 2006, and the condensed statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2006, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 6, 2007, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph referencing Rigel Pharmaceuticals, Inc.’s change in method of accounting for share-based compensation in 2006 and Note 1 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Palo Alto, California
May 9, 2007

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory/autoimmune diseases, cancer and viral diseases. Our goal is to file one new investigative new drug (IND) application in a significant indication each year. We have achieved this goal each year beginning in 2002. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have internal product development programs in inflammatory and/or autoimmune diseases such as rheumatoid arthritis, thrombocytopenia, and cancer, as well as partnered product development programs relating to asthma and cancer.

Rigel has the following product candidates in development as follows:

•                  R788—Product Candidate for Rheumatoid Arthritis (RA). R788 is our lead product candidate. It has a novel mechanism of action-blocking IgG receptor signaling in macrophages and B-cells. Previously, we studied R788 in a Phase 1 single center, double-blind, randomized, placebo-controlled clinical trial evaluating the safety and pharmacokinetics of escalating single and multiple doses of R788. We also completed a clinical trial of R788 to evaluate its safety and pharmacokinetics in combination with methotrexate, a commonly prescribed treatment for RA. Results of this clinical trial suggested that there is not an adverse interaction between R788 and methotrexate. In September 2006, we initiated a 90-day Phase 2, multicenter, ascending dose, randomized, double-blind, placebo-controlled, dose ranging clinical trial to evaluate up to three doses of R788 in RA patients who were taking methotrexate.  We have completed the first dose group in the clinical trial and are currently enrolling patients in the second dose group.  To date, R788 appears to be well tolerated by the first dose group.  We expect to receive top-line results from the clinical trial in the second half of 2007.

•                  R788—Product Candidate for Immune Thombocytopenic Purpura (ITP). Platelet destruction from ITP is mediated by IgG signaling, and R788 is a potent inhibitor of IgG signaling. In preclinical studies, R788 was shown to improve thrombocytopenia in an ITP mouse model. We initiated an exploratory Phase 2 clinical trial of R788 in January 2007 to evaluate its safety and efficacy in chronic ITP patients.  In this clinical trial, R788 was orally administered in varying doses for 30 or more days.  We have observed encouraging preliminary drug activity in raising platelet counts in a number of the patients studied to date.  Based on these initial results, we have submitted an amended protocol to the Food and Drug Administration, or FDA, to expand this trial to allow for a greater range of dose regimens and to continue to treat those patients that are responding beyond 90 days.  We expect to receive top-line results from this clinical trial by the end of 2007.

•                  R788—Product Candidate for B-Cell Lymphoma. Research has shown that overactivity of the signaling enzyme spleen tyrosine kinase, or Syk, is an essential mechanism in several types of B-cell lymphoma survival and that R788 inhibits the growth of B-cell lymphoma driven by Syk overactivity.  We filed an IND for this indication in December 2006 and in April 2007, began enrolling patients in a multicenter, open label Phase 1/2 clinical trial to evaluate the safety and efficacy of R788 for the treatment of patients with B-cell lymphoma.  The clinical trial is expected to enroll a total of approximately 60 patients at 10 major treatment centers in the United States and will focus on certain types of B-cell lymphomas.  Depending on enrollment, we expect to receive interim results from the clinical trial in the second half of 2007, with top-line results in 2008.

•                  R763—Product Candidate for Oncology.  We have identified R763 as a lead compound in our aurora kinase inhibition program targeting cancer cell proliferation. R763 is a potent, highly-selective, small-molecule inhibitor of aurora kinase. In October 2005, we signed a licensing agreement with Merck Serono that granted to Merck Serono an exclusive license to develop and commercialize inhibitors in our aurora kinase program, including R763.  Under the agreement, we were responsible for filing an IND for R763, which we filed with the FDA in December 2005, and were allowed to proceed under the IND in January 2006.  Merck Serono is responsible for the further development and commercialization of R763.  In September 2006, Merck Serono initiated a Phase 1 multicenter clinical trial to evaluate R763 for the treatment of patients with refractory solid tumors.  In February 2007, Merck Serono began an additional Phase 1 clinical trial evaluating R763 on patients with hematological malignancies.  We expect interim results from both clinical trials in the second half of 2007.

In the first quarter of 2005, we announced that we entered into a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease, or COPD. The collaboration is focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme Syk, a novel drug target for respiratory diseases. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could prevent both phases.  In May 2006, Pfizer nominated R343 to commence advanced preclinical development in allergic asthma.  We expect R343 to be delivered using Pfizer’s dry powder inhaler and to enter the clinic by the end of 2007.

In October 2006, we announced that we selected R348, an orally-available, potent and selective inhibitor of Janus Kinase 3, or JAK3, to enter preclinical studies to support an IND application planned for 2007.  We plan to initiate a Phase 1 clinical trial of R348 by the end of 2007.  We are also studying Axl inhibition in oncology.  In addition to the aforementioned product candidates, we have ongoing research programs involving back-up candidates for the product candidates set forth above and drug discovery efforts in our immunology/inflammation, virology and oncology programs.

Corporate Collaborations

We carry on research and development programs in connection with our corporate collaborations. As of March 31, 2007, we had collaborations with the following six major pharmaceutical/biotech companies: one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics; two with Pfizer Inc., one initiated in 1999 in immunology and the other in 2005, relating to intrapulmonary asthma and allergy therapeutics; one with Novartis Pharma AG with respect to four different programs relating to immunology, oncology and chronic bronchitis; one with Daiichi Pharmaceuticals Co., Ltd. relating to oncology; one with Merck, also relating to oncology; and one with Merck Serono relating to oncology. All of these collaborations, other than the recent Pfizer and the Merck Serono collaborations, have a research phase during which we receive or received funding based on the level of headcount allocated to the program. In all of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements. Only the Merck program relating to oncology currently provides for regular research reimbursement payments, which is slated to end in May 2007.

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

Equity Financing

On May 8, 2007, we completed a public offering in which we sold 5,000,000 shares of common stock at a price of $9.75 per share. We received net proceeds of approximately $45.5 million after deducting commissions, underwriting discounts and offering costs.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to terms of the research collaborations (i.e., amortization of upfront fees and certain milestone payments), investments, stock compensation, impairment issues, the estimated useful life of assets and contingencies, on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes in our critical accounting policies during the period ended March 31, 2007 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition

Our revenue from contractual arrangements with multiple elements are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Stock-based Compensation

The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to volatility, expected term, risk-free interest rate, forfeiture rate and dividends.  We estimate volatility using our historical share price performance over the expected life of the option up to the point where we have historical market data.  For expected term, we use various data points including expected term of the options based on options exercised, cancellation date of the options and the period the options remain outstanding.  The risk-free rate is based on the U.S. Treasury constant maturity rate, and we estimate the forfeiture rate using our historical experience with options that cancel before they vest.  We have not paid and do not expect to pay dividends.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenues

	Three months ended
	March 31,		Aggregate Change
	2007	2006	2007 from 2006
	(in thousands)
Contract revenues	$2,644	$9,897	$(7,253)

Revenues by collaborator were:

	Three months ended
	March 31,		Aggregate Change
	2007	2006	2007 from 2006
	(in thousands)
Merck	$1,885	$1,813	72
Pfizer	759	1,250	(491)
Merck Serono	—	6,834	$(6,834)
Total	$2,644	$9,897	$(7,253)

Contract revenues from collaborations for the three months ended March 31, 2007 and 2006 consisted primarily of research support and amortization of upfront fees and milestone payments from the continuation of our current collaborations.  Revenue in the three months ended March 31, 2006 included the amortization of the Merck Serono upfront payment of $3.3 million, the Merck Serono milestone payment of $3.5 million and the amortization of the Pfizer upfront payment of $1.2 million, thus the decrease in contract revenues for the three months ended March 31, 2007 as compared to the similar period in 2006.  The Merck Serono upfront payment was fully amortized in 2006, and the Pfizer upfront fee was fully amortized in February 2007. We have deferred approximately $1.0 million of research reimbursement revenue from Merck in order to account for the headcount effort expended by us for the time period invoiced, which covers the period from the initiation of the collaboration through March 31, 2007. We expect this amount will be recognized as revenue no later than at the end of the research phase of the collaboration, which is scheduled to be in May 2007. Other than the Merck revenue noted above, potential revenues for the remainder of 2007 may include certain milestone payments from Pfizer and Merck Serono and any new collaborations.

Research and Development Expenses

	Three months ended
	March 31,		Aggregate Change
	2007	2006	2007 from 2006
	(in thousands)
Research and development expenses	$15,843	$14,711	$1,132
Stock-based compensation expense included in research and development expenses	1,200	1,921	(721)

The increase in research and development expenses for the three months ended March 31, 2007, as compared to the same period in 2006, was primarily attributable to an increase in preclinical and clinical costs offset by a decrease in stock-based compensation expense as discussed under “Stock-based Compensation” below. The increase in preclinical and clinical costs in the three months ended March 31, 2007, as compared to the same period in 2006, was primarily due to the increased costs relating to running the Phase 2 clinical trials of R788 in the different indications.  We expect that our research and development expenses will increase through the remainder of 2007 as we continue our Phase 2 clinical trials of R788 for RA, ITP and Lymphoma and continue to work on programs for other indications.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that we will need to conduct for any of our potential products, as well as our limited capital resources. In general, biopharmaceutical development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical studies in humans.  Each of these steps is typically more expensive than the previous step. Success in development, therefore, results in increasing expenditures. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and stock-based compensation.

General and Administrative Expenses

	Three months ended
	March 31,		Aggregate Change
	2007	2006	2007 from 2006
	(in thousands)
General and administrative expenses	$5,039	$5,003	$36
Stock-based compensation expense included in general and administrative expenses	1,422	1,640	(218)

The increase in general and administrative expenses for the three months ended March 31, 2007, as compared to the same period in 2006, is primarily attributable to increased costs relating to legal expense associated with patent filings offset by a decrease in stock-based compensation expense under “Stock-based Compensation below”.

Stock-based Compensation

	Three months ended
	March 31,		Aggregate Change
	2007	2006	2007 from 2006
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$2,616	$3,284	$(668)
Consultant options	6	277	(271)
Other employee options	—	—	—
Total	$2,622	$3,561	$(939)

The decrease in stock-based compensation expense in the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to options that fully vested in the period and the resignation of a former Chief Financial Officer of the company.  We expect stock-based compensation to fluctuate as options are granted and vest during the period.

Interest Income

	Three months ended
	March 31,		Aggregate Change
	2007	2006	2007 from 2006
	(in thousands)
Interest income	$1,215	$1,413	$(198)

Interest income results from our interest-bearing cash and investment balances. The decrease in the three months ended March 31, 2007, as compared to the same period in 2006, is attributable to a decrease in our overall investment balances as we use the cash for our operations.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date, and our operating expenditures are expected to increase over the next several years.

 We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through at least the next 12 months. Our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical testing costs and the absence of any meaningful revenues from product sales for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us.

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

•              our ability to establish new collaborations and to maintain our existing collaboration relationships;

•              the progress of research programs carried out by us;

•              any changes in the breadth of our research and development programs;

•              our ability to meet the milestones identified in our collaborative agreements that trigger payments;

•              the progress of the research and development efforts of our collaborative partners or licensees;

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.  As of March 31, 2007, we had approximately $88.6 million in cash, cash equivalents and available-for-sale securities, as compared to $104.5 million as of December 31, 2006, a decrease of approximately $15.9 million. The decrease was attributable to operating spending in the period. For the three months ended March 31, 2007 and 2006, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

As of March 31, 2007, we had the following contractual commitments (by fiscal year) associated with debt and lease obligations:

	Total	2007	2008-2010	2011-2013	2014-2018
	(in thousands)
Debt obligations (1)	$2,573	$1,049	$1,524	$—	$—
Facilities lease, net of sublease (2)(3)	157,557	6,255	44,987	44,001	62,314
Total	$160,130	$7,304	$46,511	$44,001	$62,314

(1)             As of March 31, 2007, we had approximately $2.3 million in debt obligations associated with our equipment additions. All existing debt agreements as of March 31, 2007 are secured by the equipment financed, bear interest at rates between 8.8% and 12.2% and are due in monthly installments through 2010.

(2)             During May 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years. This sublease was amended in September 2005 to extend the term for an additional year. The facilities lease obligations above are reflective of the sublease income stream of $110,000.

(3)             These payments reflect the terms of the recent amendment to our lease.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities. For the three months ended March 31, 2007 and 2006, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We operate primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have had minimal exposure to foreign currency rate fluctuations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2007.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in our Quarterly Report on Form 10-Q. If any of the following risks actually occurs, our business could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

We have marked with an asterisk(*) those risk factors below that reflect material changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2007.

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our research and development activities. We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through at least the next 12 months. Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any meaningful revenues for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. As of March 31, 2007 and December 31, 2006, our cash, cash equivalents and available-for-sale securities were $88.6 million and $104.5 million, respectively.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $17.1 million for the three months ended March 31, 2007, $37.6 million in 2006 and $45.3 million in 2005. Currently, our revenues are generated solely from research payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of March 31, 2007, we had an accumulated deficit of approximately $312.2 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

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

We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.*

We currently do not have manufacturing capabilities or experience necessary to produce our product candidate R788. We rely on a single manufacturer for the R788 product for clinical trials. We will rely on manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. These outsourcing efforts with respect to manufacturing preclinical and clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

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

If our current corporate collaborations or license agreements are unsuccessful, our research and development efforts could be delayed.*

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

The research phase of our collaboration with Johnson & Johnson ended in 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis ended in 2004. The research phase of our corporate collaboration agreement with Daiichi ended in 2005. In 2004, we signed a new corporate collaboration with Merck, and the research collaboration will end in May 2007. In 2005, we signed additional collaborations with Pfizer and Merck Serono. Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the expertise of our collaborative partners could adversely affect our business.

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

Our research and development efforts will be seriously jeopardized, if we are unable to attract and retain key employees and relationships.*

As a small company with only 151 employees as of March 31, 2007, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Date: May 10, 2007

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
10.30	Form of Indemnity Agreement +
15.1	Letter re: unaudited interim financial information.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)             Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 24, 2003 and incorporated herein by reference.

(2)             Filed as an exhibit to Rigel’s Current Report on Form 8-K on February 2, 2007 and incorporated herein by reference.

+                    Management contract or compensation plan