Form 10-Q
period 2007-06-30
RIGEL PHARMACEUTICALS INC
filed 2007-08-07
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-29889

Rigel Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3248524
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1180 Veterans Blvd.
South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

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

As of August 2, 2007, there were 31,020,872 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,423	$47,727
Available-for-sale securities	60,028	56,744
Accounts receivable	485	1,104
Other receivables	279	286
Prepaid expenses and other current assets	1,826	2,153
Total current assets	129,041	108,014

Property and equipment, net	2,946	2,975
Other assets	2,175	2,251
	$134,162	$113,240

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,366	$1,957
Accrued compensation	2,100	3,060
Other accrued liabilities	1,745	1,886
Deferred revenue	—	3,066
Capital lease obligations – current portion	1,151	1,269
Total current liabilities	7,362	11,238

Long-term portion of capital lease obligations	1,046	1,082
Long-term portion of deferred rent	15,243	13,328
Other long-term liabilities	248	363

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,020,872 and 25,180,687 shares issued and outstanding on June 30, 2007 and December 31, 2006, respectively	31	25
Additional paid-in capital	441,665	382,350
Accumulated other comprehensive income	52	13
Accumulated deficit	(331,485)	(295,159)
Total stockholders’ equity	110,263	87,229
	$134,162	$113,240

(1)             The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2006.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Contract revenues	$1,956	$14,321	$4,600	$24,218
Costs and expenses:
Research and development	17,189	13,205	33,032	27,916
General and administrative	5,373	4,725	10,412	9,728

	22,562	17,930	43,444	37,644

Loss from operations	(20,606)	(3,609)	(38,844)	13,426)
Interest income	1,419	1,426	2,634	2,840
Interest expense	(58)	(147)	(116)	(213)

Net loss	$(19,245)	(2,330)	$(36,326)	$(10,799)

Net loss per share, basic and diluted	$(0.68)	$(0.09)	$(1.36)	$(0.43)

Weighted average shares used in computing net loss per share, basic and diluted	28,355	24,842	26,779	24,829

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net loss	$(36,326)	$(10,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	674	664
Stock-based compensation expense	6,327	6,688
Changes in assets and liabilities:
Accounts receivable	619	—
Other receivables	7	(73)
Prepaid expenses and other current assets	327	387
Other assets	76	95
Accounts payable	409	(953)
Accrued compensation	(960)	(1,044)
Other accrued liabilities	(141)	(307)
Deferred revenue	(3,066)	(11,117)
Deferred rent and other long-term liabilities	1,800	(322)
Net cash used in operating activities	(30,254)	(16,781)

Investing activities
Purchases of available-for-sale securities	(60,015)	(27,792)
Maturities of available-for-sale securities	56,770	29,168
Capital expenditures	(645)	(585)
Net cash provided by (used in) investing activities	(3,890)	791

Financing activities

Proceeds from capital lease financings	640	1,257
Payments on capital lease obligations	(794)	(663)
Net proceeds from issuances of common stock	52,994	845
Net cash provided by financing activities	52,840	1,439

Net increase/(decrease) in cash and cash equivalents	18,696	(14,551)

Cash and cash equivalents at beginning of period	47,727	76,779
Cash and cash equivalents at end of period	$66,423	$62,228

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

3. Recent accounting pronouncements

On June 27, 2007, the Financial Accounting Standards Board (or “FASB”) ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (or “EITF 07-3”).  EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.   EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.  We are currently evaluating the impact of adopting EITF 07-3 on our financial statements.

4. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share were computed by dividing the net loss for the period by the number of weighted average shares of common stock outstanding during the period. The calculation of diluted net loss per share excluded shares of potential common stock, consisting of stock options and warrants, because their effect would have been anti-dilutive.

5. Stock Award Plans

Total stock-based compensation expense related to all of our share-based awards that we recognized for the three and six months ended June 30, 2007 and 2006 is comprised as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Research and development	$1,718	$1,543	$2,918	$3,464
General and administrative	1,987	1,584	3,409	3,224
Total stock-based compensation expense	$3,705	$3,127	$6,327	$6,688

We recorded approximately $3.7 million and $6.3 million in stock-based compensation expense for the three and six months ended June 30, 2007, consisting of approximately $3.7 million and $6.3 million in stock-based awards granted to officers, directors and all other employees from our stock option plans and ESPP.  Our stock compensation expense for the three months ended June 30, 2007 includes a charge of approximately $924,000 to correct the misapplication of our estimated forfeiture rate to stock-based compensation expense in 2006.  In 2006, our quarterly reported amounts of stock compensation expense were inadvertently reduced by the effect of the expected forfeitures which had already been taken into account in the preceding quarters.  The impact of this adjustment was not material to 2006 and prior reporting periods.

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

•                  Expected term - We worked with various historical data to determine the most applicable expected term for each option group. These data included: (1) for options exercised, expected term of the options from option grant date to exercise date; (2) for options cancelled, term of options from grant date to cancellation date, excluding unvested option forfeitures; and (3) for options which remain outstanding at the balance sheet date, term of options from grant date to the end of the reporting period, and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each option group.  We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of our groups, our current market price and company activity that may affect our market price. In addition, we also considered the vesting schedules of the options, the optionee type (i.e., officers and directors, all other employees and consultants) and other factors that may affect the expected term of the option. For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding years.

•                  Risk-free interest rate - The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group.

•                  Forfeiture rate - We estimated the forfeiture rate using our historical experience with pre-vesting options. Our annual weighted-average forfeiture rate was approximately 7.2% as of June 30, 2007, as compared to 7.6% as of June 30, 2006.  We review our forfeiture rates each quarter and make changes as factors affecting our forfeiture rate calculations and assumptions change.

•                  Dividend yield - The expected dividend yield is 0% as we have not paid and do not expect to pay dividends.

The following table summarizes the weighted-average assumptions relating to our employee options for the three  and six months ended June 30, 2007 and 2006:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.8%	5.0%	4.7%	4.6%
Expected life (in years)	4.7	4.9	4.1	4.6
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	81.6%	94.0%	79.5%	98.2%

Option exercise prices are set at not less than the closing price of our common stock on the trading day immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At June 30, 2007, options to purchase 2,543,692 shares of common stock were available for future grant under our stock option plans.

Employee Stock Purchase Plan

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions set forth in the table below. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock during an offering falls below the fair market value of our common stock on the first day of such offering period.  Participants are automatically enrolled in the new offering period. Expected volatilities are based on historical volatility of our stock. Expected term represents the purchase periods within our offering period. The risk-free rate for periods within the contractual life of the option is based on U.S. Treasury constant maturity rates. Stock-based compensation expense relating to our ESPP is recognized according to the Financial Accounting Standards Board Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option,” or FTB 97-1. As of June 30, 2007, there were approximately 6,600 shares in reserve for future issuance under the ESPP. The following table summarizes the weighted-average assumptions relating to our ESPP for the six months ended June 30, 2007 and 2006:

	Employee Stock Purchase Plan
	Six Months Ended
	June 30,
	2007	2006
Risk-free interest rate	5.1%	4.6%
Expected life (in years)	0.7	1.2
Dividend yield	0.0%	0.0%
Expected volatility	43.5%	110.3%

Stock-based Compensation Award Activity

The following table summarizes activity under our equity incentive and stock option plans as of June 30, 2007 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2006	4,405,211	$14.50
Granted	989,317	$11.40
Exercised	(29,177)	$7.43
Forfeited/Expired/Cancelled	(46,803)	$15.43
Outstanding at June 30, 2007	5,318,548	$13.95	7.78	$2,072,802
Vested and expected to vest at June 30, 2007	5,190,917	$13.95
Exercisable at June 30, 2007	3,545,896	$13.39	7.27	$1,935,104

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options to acquire 1.8 million shares that were in-the-money at June 30, 2007. During the six months ended June 30, 2007 and 2006, the aggregate intrinsic value of options exercised under our stock option plans was approximately $109,000 and $88,000, respectively, determined as of the date of option exercise. As of June 30, 2007, there was approximately $10.2 million of total unrecognized compensation cost, net of forfeitures, related to unvested share-based compensation arrangements granted under our stock option plans and $121,000 of total unamortized compensation cost related to our ESPP. These costs are expected to be recognized over a weighted-average period of 1.61 years. In addition, we had approximately 1.8 million shares of unvested stock options at June 30, 2007. Future option grants and their valuation will increase our compensation cost in the future as the options are granted, valued and expensed ratably according to their vesting periods. The weighted average grant-date fair values of options granted in the six months ended June 30, 2007 and 2006 were $7.02 and $6.01, respectively.

6. Revenue Recognition

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

Revenue related to collaborative research with our corporate collaborators is recognized as research services are performed over the related development funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in the applicable agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases, approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. For the Merck collaboration, we recognized a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project for the quarter.  When the research portion of the collaboration ended in May 2007, we recognized the full amount of the deferred revenue related to the contract as we had no further obligations.  It is our policy to recognize revenue based on our level of effort expended, and that revenue recognized will not exceed amounts billable under the arrangement.

Revenue associated with at-risk milestones pursuant to collaborative agreements is recognized based upon the achievement of the milestones as set forth in the applicable agreement.

Royalties will be recognized as earned in accordance with the contract terms when the third party results are reliably measurable and collectibility is reasonably assured.

7. Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Checking account	$571	$332
Money market funds	5,387	4,441
Federal agency securities	3,498	13,463
Corporate bonds and notes	116,995	86,235

	$126,451	$104,471
Reported as:
Cash and cash equivalents	$66,423	$47,727
Available-for-sale securities	60,028	56,744

	$126,451	$104,471

Available-for-sale securities consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2007
Federal agency securities	$3,500	$—	$(2)	$3,498
Corporate bonds and notes	56,476	58	(4)	56,530

Total	$59,976	$58	$(6)	$60,028

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2006
Federal agency securities	$9,497	$—	$(8)	$9,489
Corporate bonds and notes	47,232	21	—	47,253

Total	$56,729	$21	$(8)	$56,742

At June 30, 2007, the above available-for-sale securities had a weighted average maturity of approximately 125 days.  One security with a fair market value of approximately $2 million had a maturity greater than 360 days.

The following table shows the fair values and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
	Fair Value	Losses
June 30, 2007
Federal agency securities	$3,500	$(2)
Corporate bonds and notes	2,960	(4)
Total	$6,460	$(6)

		Unrealized
	Fair Value	Losses
December 31, 2006
Federal agency securities	$9,474	$(8)
Corporate bonds and notes	—	—

Total	$9,474	$(8)

At June 30, 2007 and December 31, 2006, we had no investment that had been in a continuous unrealized loss position for more than twelve months.

As of June 30, 2007, a total of four individual securities were in an unrealized loss position for twelve months or less and deemed to be temporary. As of December 31, 2006, five individual securities were in an unrealized loss position for less than twelve months and deemed to be temporary.

Investment Grade Debt Securities.   Our investments in investment grade debt securities consist primarily of investments in federal agency securities and corporate bonds and notes. The unrealized losses on our investments in investment grade debt securities were caused by interest rate increases. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, we considered these unrealized losses to be temporary at June 30, 2007.   .

8. Income Taxes

We adopted SFAS Interpretation 48, Accounting for Uncertainty in Income Taxes, or “FIN 48,” on January 1, 2007.  We did not recognize any adjustment to the liability for uncertain tax positions nor did we have any unrecognized tax benefits and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.

We file income tax returns in the U.S. federal jurisdiction and in California, and the tax returns filed for the years 2002 through 2006 have not been examined and have not expired by the statute of limitations.  Because of net operating loss and research credit carryovers, substantially all of the Company’s tax years remain open to examination.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

9. Equipment Lease Line

In June 2006, we obtained a new borrowing limit of $1.5 million under our equipment lease line.  This equipment lease line was originally scheduled to terminate in June 2007, however, the termination date was extended to December 2007 in June 2007.  We have the ability to draw down on this line through the termination date and the repayment period will be for three years beginning on each draw down, with the interest rate on the line fixed at each drawdown. Each line has a bargain purchase buyout provision of $101. During the six months ended June 30, 2007, we drew down approximately $640,000, which is included in our capital lease obligation on our balance sheet.  Approximately $446,000 remained available under the equipment lease line as of June 30, 2007.

10. Equity Financings

On May 8, 2007, we completed a public offering in which we sold 5,000,000 shares of common stock at a price of $9.75 per share. We received net proceeds of approximately $45.5 million after deducting commissions, underwriting discounts and offering costs. On June 1, 2007, we issued an additional 750,000 shares of our common stock at $9.75 per share pursuant to the full exercise of our underwriters’ overallotment option.  We received net proceeds of approximately $6.8 million after deducting commissions as a result of the exercise of the over-allotment option.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying condensed balance sheet of Rigel Pharmaceuticals, Inc. as of June 30, 2007, the related condensed statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 6, 2007, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph referencing Rigel Pharmaceuticals, Inc.’s change in method of accounting for stock-based compensation in 2006 and Note 1 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Palo Alto, California
August 3, 2007

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory/autoimmune diseases, cancer and viral diseases. Our goal is to file one new investigative new drug, or IND, application in a significant indication each year. We have achieved this goal each year beginning in 2002. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have internal product development programs in inflammatory/autoimmune diseases, such as rheumatoid arthritis and thrombocytopenia, and cancer, as well as partnered product development programs relating to asthma and cancer.

Rigel has the following product candidates in development:

•                  R788—Product Candidate for Rheumatoid Arthritis (RA). R788 is our lead product candidate. It has a novel mechanism of action-blocking IgG receptor signaling in macrophages and B-cells. Previously, we studied R788 in a Phase 1 single center, double-blind, randomized, placebo-controlled clinical trial evaluating the safety and pharmacokinetics of escalating single and multiple doses of R788. We also completed a clinical trial of R788 to evaluate its safety and pharmacokinetics in combination with methotrexate, a commonly prescribed treatment for RA. Results of this clinical trial suggested that there is not an adverse interaction between R788 and methotrexate. In September 2006, we initiated a 90-day Phase 2, multicenter, ascending dose, randomized, double-blind, placebo-controlled, dose ranging clinical trial to evaluate up to three doses of R788 in RA patients who were taking methotrexate.  We have completed enrollment in all three dose groups and expect to receive top-line results by the end of 2007.  To date, R788 appears to be well tolerated by the first and second dose groups.

•                  R788—Product Candidate for Immune Thombocytopenic Purpura (ITP). Platelet destruction from ITP is mediated by IgG signaling, and R788 is a potent inhibitor of IgG signaling. In preclinical studies, R788 was shown to improve thrombocytopenia in an ITP mouse model. We initiated an exploratory Phase 2 clinical trial of R788 in January 2007 to evaluate its safety and efficacy in chronic ITP patients.  In this clinical trial, R788 was orally administered in varying doses for 30 or more days.  We have observed encouraging preliminary drug activity in raising platelet counts in a number of the patients studied to date.  Based on these initial results, we submitted an amended protocol to the Food and Drug Administration, or FDA, and expanded this trial to allow for a greater range of dose regimens and to continue to treat those patients that are responding beyond 90 days.  We expect to receive top-line results from this clinical trial by the end of 2007.

•                  R788—Product Candidate for B-Cell Lymphoma. Research has shown that overactivity of the signaling enzyme spleen tyrosine kinase, or Syk, is an essential mechanism in several types of B-cell lymphoma survival and that R788 inhibits the growth of B-cell lymphoma driven by Syk overactivity.  We filed an IND for this indication in December 2006. In April 2007, we began enrolling patients in a multicenter, open label Phase 1/2 clinical trial to evaluate the safety and efficacy of R788 for the treatment of patients with B-cell lymphoma.  The clinical trial is expected to enroll a total of approximately 60 patients at 10 major treatment centers in the United States and will focus on certain types of B-cell lymphomas.  Depending on enrollment, we expect to receive interim results from the clinical trial by the end of 2007, with top-line results in 2008.

•                  R763—Product Candidate for Oncology.  We have identified R763 as a lead compound in our aurora kinase inhibition program targeting cancer cell proliferation. R763 is a potent, highly-selective, small-molecule inhibitor of aurora kinase. In October 2005, we signed a licensing agreement with Merck Serono that granted to Merck Serono an exclusive license to develop and commercialize inhibitors in our aurora kinase program, including R763.  Under the agreement, we were responsible for filing an IND for R763, which we filed with the FDA in December 2005, and were allowed to proceed under the IND in January 2006.  Merck Serono is responsible for the further development and commercialization of R763.  In September 2006, Merck Serono initiated a Phase 1 multicenter clinical trial to evaluate R763 for the treatment of patients with refractory solid tumors. In February 2007, Merck Serono began an additional Phase 1 clinical trial evaluating R763 on patients with hematological malignancies.  We expect top-line results from both of these clinical trials in 2008.  In July 2007,  Merck Serono began a Phase 1 clinical trial evaluating R763 in combination with a standard of care therapy in patients with advanced malignancies.

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

In October 2006, we announced that we selected R348, an orally-available, potent and selective inhibitor of Janus Kinase 3, or JAK3, to enter preclinical studies to support an IND application.  We plan to initiate a Phase 1 clinical trial of R348 by the end of 2007.  We are also studying Axl and JAK2 inhibition in oncology.  In addition to the aforementioned product candidates, we have ongoing research programs involving back-up candidates for the product candidates set forth above and drug discovery efforts in our immunology/inflammation, virology and oncology programs.

Corporate Collaborations

We carry on research and development programs in connection with our corporate collaborations. As of June 30, 2007, we had collaborations with the following six major pharmaceutical/biotech companies: one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics; two with Pfizer Inc., one initiated in 1999 in immunology and the other in 2005, relating to intrapulmonary asthma and allergy therapeutics; one with Novartis Pharma AG with respect to four different programs relating to immunology, oncology and chronic bronchitis; one with Daiichi Pharmaceuticals Co., Ltd. relating to oncology; one with Merck, also relating to oncology; and one with Merck Serono relating to oncology. All of these collaborations, other than the recent Pfizer and the Merck Serono collaborations, had a research phase during which we received funding based on the level of headcount allocated to the program. None of these programs currently provides regular research reimbursement since the research phase of the Merck collaboration ended in May 2007.  In all of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements.

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

Equity Financings

On May 8, 2007, we completed a public offering in which we sold 5,000,000 shares of common stock at a price of $9.75 per share. We received net proceeds of approximately $45.5 million after deducting commissions, underwriting discounts and offering costs. On June 1, 2007, we issued an additional 750,000 shares of our common stock at $9.75 per share pursuant to the full exercise of our underwriters’ overallotment option.  We received net proceeds of approximately $6.8 million after deducting commissions as a result of the exercise of the over-allotment option.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to terms of the research collaborations (i.e., amortization of upfront fees and certain milestone payments), investments, stock compensation, impairment issues, the estimated useful life of assets and contingencies, on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes in our critical accounting policies during the period ended June 30, 2007 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

On June 27, 2007, the Financial Accounting Standards Board (or “FASB”) ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (or “EITF 07-3”).  EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.   EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.  We are currently evaluating the impact of adopting EITF 07-3 on our financial statements.

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

Revenue related to collaborative research with our corporate collaborators is recognized as research services are performed over the related development funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in the applicable agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases, approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. For the Merck collaboration, we recognized a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project for the quarter.  When the research portion of the collaboration ended in May 2007, we recognized the full amount of the deferred revenue related to the contract as we had no further obligations.  It is our policy to recognize revenue based on our level of effort expended and that revenue recognized will not exceed amounts billable under the arrangement.

Revenue associated with at-risk milestones pursuant to collaborative agreements is recognized based upon the achievement of the milestones as set forth in the applicable agreement.

Royalties will be recognized as earned in accordance with the contract terms when the third party results are reliably measurable and collectibility is reasonably assured.

Stock-based Compensation

The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to volatility, expected term, risk-free interest rate and dividends.  We estimate volatility using our historical share price performance over the expected life of the option up to the point where we have historical market data.  For expected term, among other things, we take into consideration our historical data of options exercised, cancelled and expired.  The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends. In order to calculate share-based expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest.

If these factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R).

Results of Operations

Three and Six Months Ended June 30, 2007 and 2006

Revenues

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Contract revenues	$1,956	$14,321	$(12,365)	$4,600	$24,218	$(19,618)

Revenues by collaborator were:

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Merck	$1,956	$2,378	$(422)	$3,841	$4,191	$(350)
Pfizer	—	6,250	(6,250)	759	7,500	(6,741)
Merck Serono	—	5,693	(5,693)	—	12,527	(12,527)
Total	$1,956	$14,321	$(12,365)	$4,600	$24,218	$(19,618)

Contract revenues from collaborations for the three and six months ended June 30, 2007 and 2006 consisted primarily of research support and amortization of upfront fees and milestone payments from our collaborations. Revenue for the three months ended June 30, 2006 included the recognition of a $5.0 million payment from Pfizer for the nomination of R343 to commence advanced preclinical development in allergic asthma and $5.7 million related to the amortization of upfront payments and milestones from Merck Serono.  Revenue for the three months ended June 30, 2007 included the recognition of approximately $1.0 million of deferred revenue from the Merck collaboration due to the ending of the research phase of the collaboration in May 2007.  We have no deferred revenue remaining as of June 30, 2007.  Therefore, our potential revenues for the remainder of 2007 may include certain milestone payments from Pfizer, Merck Serono, and/or any new collaborations.

Research and Development Expenses

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Research and development expenses	$17,189	$13,205	$3,984	$33,032	$27,916	$5,116
Stock-based compensation expense included in research and development expenses	$1,718	$1,543	$175	$2,918	$3,464	$(546)

The increase in research and development expenses for the three and six months ended June 30, 2007, as compared to the same period in 2006, was primarily due to an increase in preclinical and clinical costs attributable to increased costs relating to running our ongoing Phase 2 clinical trials of R788 in the three different indications.  We expect that our research and development expenses will continue at this level for the remainder of 2007 as we continue our Phase 2 clinical trials of R788 for RA, ITP and Lymphoma and initiate clinical trials for our Jak3 inhibitor, R348.

The scope and magnitude of future research and development expenses are difficult to predict given the number of studies that we will need to conduct for any of our potential products, as well as our limited capital resources. In general, biopharmaceutical development involves a series of steps,beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical studies in humans.  Each of these steps is typically more expensive than the previous step. Success in development, therefore, results in increasing expenditures. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and stock-based compensation.

General and Administrative Expenses

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
General and administrative expenses	$5,373	$4,725	$648	$10,412	$9,728	$684
Stock-based compensation expense included in general and administrative expenses	$1,987	$1,584	$403	$3,409	$3,224	$185

The increase in general and administrative expenses for the three and six months ended June 30, 2007, as compared to the same period in 2006, is primarily attributable to an increase in compensation expenses, including stock-based compensation expense as discussed under “Stock-based Compensation” below.

Stock-based Compensation

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Stock-based compensation expense/(recovery) from:
Officer, director and employee options	$3,656	$3,220	$436	$6,272	$6,504	$(232)
Consultant options	49	(93)	142	55	184	(129)
Other employee options	—	—	—	—	—	—
Total	$3,705	$3,127	$578	$6,327	$6,688	$(361)

The increase in stock-based compensation expense for the three months ended June 30, 2007, as compared to the same period in 2006, includes the recording of a $924,000 adjustment to our stock compensation expense offset by a decrease in stock-based compensation expense from there being fewer unvested options granted prior to 2006 for which the expense is recognized using the accelerated method. The $924,000 adjustment corrects the misapplication of our estimated forfeiture rate to stock-based compensation expense in 2006.  In 2006, our quarterly reported amounts of stock compensation expense were inadvertently reduced by the effect of the expected forfeitures which had already been taken into account in the preceding quarters.  The impact of this adjustment was not material to 2006 and prior reporting periods.  The decrease in stock-based compensation expense in the six months ended June 30, 2007, as compared to the same period in 2006, was primarily due to options that fully vested in the period and the change in the estimated forfeiture rates arising from the resignation of our former chief financial officer,offset by the $924,000 adjustment described above. We expect stock-based compensation to fluctuate as options are granted and vest during the period.

Interest Income

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Interest income	$1,419	$1,426	$(7)	$2,634	$2,840	$(206)

Interest income results from our interest-bearing cash and investment balances. The decrease in the six months ended June 30, 2007, as compared to the same period in 2006, is attributable to a decrease in our overall investment balances as we use the cash for our operations.

Interest Expense

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Interest expense	$58	$147	$(89)	$116	$213	$(97)

Interest expense is the result of our capital lease obligations associated with fixed asset acquisitions.  Interest expense decreased for the three and six months ended June 30, 2007, as compared to the same periods in 2006, due to the decrease in capital lease obligations outstanding during those periods.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date, and our operating expenditures are expected to increase over the next several years.

 We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through at least the next 12 months. In the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical testing costs and the absence of any meaningful revenues from product sales. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us.

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.  As of June 30, 2007, we had approximately $126.5 million in cash, cash equivalents and available-for-sale securities, as compared to $104.5 million as of December 31, 2006, an increase of approximately $22.0 million. The increase was primarily attributable to combined net proceeds of approximately $52.3 million from our public offering in May 2007 and the exercise of the underwriters’ over-allotment option in June 2007, offset by operating spending for the six months ended June 30, 2007. For the three  and six months ended June 30, 2007 and 2006, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

As of June 30, 2007, we had the following contractual commitments (by fiscal year):

	Total	2007	2008-2010	2011-2013	2014-2018
	(in thousands)
Capital Lease obligations (1)	$2,437	$672	$1,765	$—	$—
Facilities lease	155,281	3,978	44,988	44,001	62,314

Total	$157,718	$4,650	$46,753	$44,001	$62,314

(1)             As of June 30, 2007, we had approximately $2.4 million in capital lease obligations (including the interest portion) associated with our equipment additions. All existing capital lease agreements as of June 30, 2007 are secured by the equipment financed, bear interest at rates between 8.8% and 12.2% and are due in monthly installments through 2010.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities. For the three and six months ended June 30, 2007 and 2006, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We operate primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have had minimal exposure to foreign currency rate fluctuations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2007.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our research and development activities. We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through at least the next 12 months. In the foreseeable future, our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any meaningful revenues. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. As of June 30, 2007 and December 31, 2006, our cash, cash equivalents and available-for-sale securities were $126.5 million and $104.5 million, respectively.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $19.2 million and $36.3 million for the three and six months ended June 30, 2007, $37.6 million in 2006 and $45.3 million in 2005. Currently, our revenues are generated solely from research payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of June 30, 2007, we had an accumulated deficit of approximately $331.5 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates. *

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have two product compounds in the clinical testing stage: one with indications for RA, ITP and B-Cell Lymphoma, which is proprietary to our company, and the other with three indications for oncology, which is subject to a collaboration agreement with Merck Serono. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all. Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects as well as unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation or completion of clinical studies based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines for clinical development.

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

The research phase of our collaboration with Johnson & Johnson ended in 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis ended in 2004. The research phase of our corporate collaboration agreement with Daiichi ended in 2005. In 2004, we signed a new corporate collaboration with Merck, and the research phase of this collaboration ended in May 2007. In 2005, we signed additional collaborations with Pfizer and Merck Serono. Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the expertise of our collaborative partners could adversely affect our business.

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

Our research and development efforts will be seriously jeopardized, if we are unable to attract and retain key employees and relationships.*

As a small company with only 152 employees as of June 30, 2007, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Item 4.           Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on May 31, 2007. At such meeting, the following actions were voted upon.

(a)          To elect a director, Jean Deleage, Ph.D., to hold office until our 2010 Annual Meeting of Stockholders.

Votes in Favor	Votes Withheld
19,222,387	2,465,103

(b)         To elect a director, Peter S. Ringrose, Ph.D., to hold office until our 2010 Annual Meeting of Stockholders.

Votes in Favor	Votes Withheld
20,868,997	818,493

(c)          To elect a director, Bradford S. Goodwin, to hold office until our 2010 Annual Meeting of Stockholders.

Votes in Favor	Votes Withheld
20,869,176	818,314

(d)         To approve our 2000 Equity Incentive Plan as amended.

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
11,342,310	6,259,214	9,737	4,076,229

(e)          To approve our 2000 Non-Employee Directors’ Stock Plan as amended.

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
15,802,747	1,798,287	10,227	4,076,229

(f)            To approve our 2000 Employee Stock Purchase Plan as amended.

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
16,052,613	1,546,121	12,527	4,076,229

(g)         To ratify the selection by the audit committee of our board of directors of Ernst & Young LLP as independent auditors of Rigel for our fiscal year ending December 31, 2007.

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
21,591,327	92,374	3,789	—

Continuing Directors

Our directors whose terms of office continued after the 2007 Annual Meeting of Stockholders were: (1) James M. Gower, Gary A. Lyons and Donald G. Payan, M.D., whose current terms expire at the 2009 Annual Meeting of the Stockholders, and (2) Walter H. Moos, Ph.D., Hollings C. Renton, and Stephen A. Sherwin, M.D., whose current terms expire at the 2008 Annual Meeting of the Stockholders.

Item 6.    Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

10.31	Rigel Pharmaceuticals, Inc. 2000 Equity Incentive Plan, as amended. (3)

10.32	Rigel Pharmaceuticals, Inc. 2000 Employee Stock Purchase Plan, as amended. (3)

10.33	Rigel Pharmaceuticals, Inc. 2000 Non-Employee Directors’ Stock Option Plan, as amended.

15.1	Letter re: unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)             Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)             Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)             Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 6, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer

Date: August 7, 2007

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

10.31	Rigel Pharmaceuticals, Inc. 2000 Equity Incentive Plan, as amended. (3)

10.32	Rigel Pharmaceuticals, Inc. 2000 Employee Stock Purchase Plan, as amended. (3)

10.33	Rigel Pharmaceuticals, Inc. 2000 Non-Employee Directors’ Stock Option Plan, as amended.

15.1	Letter re: unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)             Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)             Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)             Filed as an exhibit to Rigel’s Current Report on Form 8-K on June 6, 2007 and incorporated herein by reference.