Form 10-Q
period 2007-09-30
RIGEL PHARMACEUTICALS INC
filed 2007-11-06
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

As of November 1, 2007, there were 31,043,111 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,769	$47,727
Available-for-sale securities	73,731	56,744
Accounts receivable	—	1,104
Other receivables	294	286
Prepaid expenses and other current assets	1,923	2,153
Total current assets	114,717	108,014

Property and equipment, net	2,830	2,975
Other assets	2,137	2,251
	$119,684	$113,240

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,512	$1,957
Accrued compensation	2,805	3,060
Other accrued liabilities	1,791	1,886
Deferred revenue	—	3,066
Capital lease obligations	1,019	1,269
Total current liabilities	8,127	11,238

Long-term portion of capital lease obligations	818	1,082
Long-term portion of deferred rent	16,183	13,328
Other long-term liabilities	237	363

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,038,431 and 25,180,687 shares issued and outstanding on September 30, 2007 and December 31, 2006, respectively	31	25
Additional paid-in capital	444,602	382,350
Accumulated other comprehensive income	115	13
Accumulated deficit	(350,429)	(295,159)
Total stockholders’ equity	94,319	87,229
	$119,684	$113,240

(1)            The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2006.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Contract revenues	$—	$6,127	$4,600	$30,345
Costs and expenses:
Research and development	15,372	14,050	48,404	41,966
General and administrative	5,054	4,804	15,466	14,532
	20,426	18,854	63,870	56,498

Loss from operations	(20,426)	(12,727)	(59,270)	(26,153)
Interest income	1,538	1,447	4,172	4,287
Interest expense	(56)	(102)	(172)	(315)
Net loss	$(18,944)	$(11,382)	$(55,270)	$(22,181)
Net loss per share, basic and diluted	$(0.61)	$(0.46)	$(1.96)	$(0.89)
Weighted average shares used in computing net loss per common share, basic and diluted	31,030	24,987	28,211	24,882

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net loss	$(55,270)	$(22,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,009	989
Stock-based compensation expense	9,121	10,137
Changes in assets and liabilities:
Accounts receivable	1,104	—
Other receivables	(8)	75
Prepaid expenses and other current assets	230	415
Other assets	114	127
Accounts payable	555	(1,045)
Accrued compensation	(255)	(417)
Other accrued liabilities	(95)	(1,233)
Deferred revenue	(3,066)	(13,195)
Deferred rent and other long-term liabilities	2,729	1,379
Net cash used in operating activities	(43,832)	(24,949)
Investing activities
Purchases of available-for-sale securities	(100,125)	(53,526)
Maturities of available-for-sale securities	83,240	55,448
Capital expenditures	(864)	(695)
Net cash provided by (used in) investing activities	(17,749)	1,227
Financing activities
Proceeds from capital lease financings	640	1,350
Payments on capital lease obligations	(1,154)	(976)
Net proceeds from issuances of common stock	53,137	1,990
Net cash provided by financing activities	52,623	2,364

Net decrease in cash and cash equivalents	(8,958)	(21,358)
Cash and cash equivalents at beginning of period	47,727	76,779
Cash and cash equivalents at end of period	$38,769	$55,421

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

Comprehensive net loss did not differ materially from the net loss as reported.

3. Recent Accounting Pronouncements

On June 27, 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently evaluating the impact of adopting EITF 07-3 on our financial statements and can not estimate the impact of adoption at this time.

4. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share were computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excluded shares of potential common stock, consisting of stock options and warrants, because their effect would have been anti-dilutive.

5. Stock Award Plans

Total stock-based compensation expense related to all of our share-based awards that we recognized for the three and nine months ended September 30, 2007 and 2006 is comprised as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Research and development	$1,294	$1,734	$4,212	$5,198
General and administrative	1,500	1,715	4,909	4,939
Total stock-based compensation expense	$2,794	$3,449	$9,121	$10,137

Under SFAS 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. We have segregated option awards into three homogenous groups, officers and directors, all other employees, and consultants, for purposes of determining fair values of options.

We determined weighted-average valuation assumptions separately for each of these groups as follows:

•                  Volatility - We estimated volatility using the historical share price performance over the expected life of the option up to the point where we have historical market data. As our options are not actively traded, implied volatility was not representative of our current volatility. We also considered other factors, such as our current clinical trials and other company activities, that may affect the volatility of our stock in the future, but determined that at this time historical volatility is more indicative of our expected future stock performance.

•                  Expected term - We worked with various historical data to determine the most applicable expected term for each option group. These data included: (1) for options exercised, term of the options from option grant date to exercise date; (2) for options cancelled, term of the options from grant date to cancellation date, excluding unvested option forfeitures; and (3) for options which remained outstanding at the balance sheet date, term of the options from grant date to the end of the reporting period, and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each option group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of our groups, our current market price and company activity that may affect our market price. In addition, we also considered the vesting schedules of the options, the optionee type (i.e., officers and directors, all other employees and consultants) and other factors that may affect the expected term of the option. For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding years.

•                  Risk-free interest rate - The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group.

•                  Forfeiture rate - We estimated the forfeiture rate using our historical experience with pre-vesting options. Our weighted-average forfeiture rate was approximately 7.2% as of September 30, 2007, as compared to 7.7% as of September 30, 2006. We review our forfeiture rates each quarter and make changes as factors affecting our forfeiture rate calculations and assumptions change.

•                  Dividend yield - The expected dividend yield is 0% as we have not paid and do not expect to pay dividends.

The following table summarizes the weighted-average assumptions relating to our employee options for the three and nine months ended September 30, 2007 and 2006:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.5%	4.8%	4.7%	4.7%
Expected life (in years)	4.0	4.0	4.1	4.4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	71.1%	90.0%	79.2%	95.7%

Option exercise prices are set at not less than the closing price of our common stock on the trading day immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At September 30, 2007, options to purchase 2,519,714 shares of common stock were available for future grant under our stock option plans.

Employee Stock Purchase Plan (ESPP)

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions set forth in the table below. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period.  Participants are automatically enrolled in the new offering. Expected volatilities are based on historical volatility of our stock. Expected term represents the purchase periods within our offering period. The risk-free rate for periods within the expected life is based on U.S. Treasury constant maturity rates. Stock-based compensation expense relating to our ESPP is recognized according to the FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option,” or FTB 97-1. As of September 30, 2007, there were approximately 6,600 shares in reserve for future issuance under the ESPP. The following table summarizes the weighted-average assumptions relating to our ESPP for the nine months ended September 30, 2007 and 2006:

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2007	2006
Risk-free interest rate	4.7%	4.6%
Expected life (in years)	0.6	1.2
Dividend yield	0.0%	0.0%
Expected volatility	45.5%	109.9%

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

7. Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Checking account	$1,083	$332
Money market funds	9,616	4,441
Federal agency securities	14,730	13,463
Corporate bonds and notes	87,071	86,235
	$112,500	$104,471
Reported as:
Cash and cash equivalents	$38,769	$47,727
Available-for-sale securities	73,731	56,744
	$112,500	$104,471

Available-for-sale securities consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2007
Federal agency securities	$14,717	$13	$—	$14,730
Corporate bonds and notes	58,900	114	(13)	59,001

Total	$73,617	$127	$(13)	$73,731

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2006
Federal agency securities	$9,497	$—	$(8)	$9,489
Corporate bonds and notes	47,232	21	—	47,253

Total	$56,729	$21	$(8)	$56,742

At September 30, 2007, the above available-for-sale securities had a weighted average maturity of approximately 131 days. Two securities with a combined fair market value of approximately $4.2 million had maturities greater than 360 days.

The following table shows the fair values and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
	Fair Value	Losses
September 30, 2007
Federal agency securities	$—	$—
Corporate bonds and notes	11,624	(13)
Total	$11,624	$(13)

		Unrealized
	Fair Value	Losses
December 31, 2006
Federal agency securities	$9,474	$(8)
Corporate bonds and notes	—	—

Total	$9,474	$(8)

At September 30, 2007 and December 31, 2006, we had no investment that had been in a continuous unrealized loss position for more than twelve months.

As of September 30, 2007, a total of four individual securities were in an unrealized loss position for twelve months or less and deemed to be temporary. As of December 31, 2006, five individual securities were in an unrealized loss position for less than twelve months and deemed to be temporary.

Investment Grade Debt Securities. Our investments in investment grade debt securities consist primarily of investments in federal agency securities and corporate bonds and notes. The unrealized losses on our investments in investment grade debt securities were caused by interest rate increases. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, we considered these unrealized losses to be temporary at September 30, 2007.

8. Income Taxes

We adopted SFAS Interpretation 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on January 1, 2007. We did not recognize any adjustment to the liability for uncertain tax positions nor did we have any unrecognized tax benefits and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.

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

9. Equipment Lease Line

In June 2006, we obtained a new borrowing limit of $1.5 million under our equipment lease line. This equipment lease line was originally scheduled to terminate in June 2007, however, the termination date was extended to December 2007 in June 2007. We have the ability to draw down on this line through the termination date and the repayment period will be for three years beginning on the date of each draw down, with the interest rate on the line fixed at each draw down. Each line has a bargain purchase buyout provision of $101. During the nine months ended September 30, 2007, we drew down approximately $640,000, which is included in our capital lease obligation on our balance sheet. Approximately $446,000 remained available under the equipment lease line as of September 30, 2007.

10. Equity Financings

On May 8, 2007, we completed a public offering in which we sold 5,000,000 shares of common stock at a price of $9.75 per share. We received net proceeds of approximately $45.5 million after deducting commissions, underwriting discounts and offering costs. On June 1, 2007, we issued an additional 750,000 shares of our common stock at $9.75 per share pursuant to the full exercise of the underwriters’ overallotment option. We received net proceeds of approximately $6.8 million after deducting commissions as a result of the exercise of the over-allotment option.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Rigel Pharmaceuticals, Inc.

We have reviewed the accompanying condensed balance sheet of Rigel Pharmaceuticals, Inc. as of September 30, 2007, the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
November 2, 2007

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may occur in future periods.

This report contains statements that involve expectations, plans or intentions. These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this quarterly report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing; our corporate collaborations, including revenues that may be received from these collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed in the “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory/autoimmune diseases and cancer, as well as viral and metabolic diseases. Our goal is to file one new investigative new drug, or IND, application in a significant indication each year. We have achieved this goal each year beginning in 2002. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have internal product development programs in inflammatory/autoimmune diseases, such as rheumatoid arthritis and thrombocytopenia, and cancer, as well as partnered product development programs relating to asthma and cancer.

Rigel has the following product candidates in development:

•                  R788—Product Candidate for Rheumatoid Arthritis (RA).R788 is our lead product candidate. It has a novel mechanism of action-blocking IgG receptor signaling in macrophages and B-cells. Previously, we studied R788 in a Phase 1 single center, double-blind, randomized, placebo-controlled clinical trial evaluating the safety and pharmacokinetics of escalating single and multiple doses of R788. We also completed a clinical trial of R788 to evaluate its safety and pharmacokinetics in combination with methotrexate, a commonly prescribed treatment for RA. Results of this clinical trial suggested that there is not an adverse interaction between R788 and methotrexate. In September 2006, we initiated a 90-day Phase 2, multicenter, ascending dose, randomized, double-blind, placebo-controlled, dose ranging clinical trial to evaluate up to three doses of R788 in RA patients who were taking methotrexate. We have completed enrollment and dosing in all three groups and expect to receive initial results by the end of 2007.

•                  R788—Product Candidate for Immune Thombocytopenic Purpura (ITP).Platelet destruction from ITP is mediated by IgG signaling, and R788 is a potent inhibitor of IgG signaling. In preclinical studies, R788 was shown to improve thrombocytopenia in an ITP mouse model. We initiated an exploratory Phase 2 clinical trial of R788 in January 2007 to evaluate its safety and efficacy in chronic ITP patients. In this clinical trial, R788 was orally administered in varying doses for 30 or more days. We have observed encouraging preliminary drug activity in raising platelet counts in a number of the patients studied to date. Based on these initial results, we submitted an amended protocol to the Food and Drug Administration, or FDA, and expanded this trial to allow for a greater range of dose regimens and to continue to treat those patients that are responding beyond 90 days. We expect to receive initial results from this clinical trial by the end of 2007.

•                  R788—Product Candidate for B-Cell Lymphoma.Research has shown that overactivity of the signaling enzyme spleen tyrosine kinase, or Syk, is an essential mechanism in several types of B-cell lymphoma survival and that R788 inhibits the growth of B-cell lymphoma driven by Syk overactivity. We filed an IND for this indication in December 2006. In April 2007, we began enrolling patients in a multicenter, open label Phase 1/2 clinical trial to evaluate the safety and efficacy of R788 for the treatment of patients with B-cell lymphoma. The clinical trial is expected to enroll a total of approximately 60 patients at 10 major treatment centers in the United States and will focus on certain types of B-cell lymphomas. We expect to receive initial results from this clinical trial in 2008.

•                  R763—Product Candidate for Oncology. We have identified R763 as a lead compound in our aurora kinase inhibition program targeting cancer cell proliferation. R763 is a potent, highly-selective, small-molecule inhibitor of aurora kinase. In October 2005, we signed a licensing agreement with Merck Serono that granted to Merck Serono an exclusive license to develop and commercialize inhibitors in our aurora kinase program, including R763. Under the agreement, we were responsible for filing an IND for R763, which we filed with the FDA in December 2005, and were allowed to proceed under the IND in January 2006. In October 2007, Merck Serono elected to secure Japanese rights for R763, which will result in a $3.0 million milestone payment to Rigel. Merck Serono is responsible for the further development and commercialization of R763. In September 2006, Merck Serono initiated a Phase 1 multicenter clinical trial to evaluate R763 for the treatment of patients with refractory solid tumors. In February 2007, Merck Serono began an additional Phase 1 clinical trial evaluating R763 on patients with hematological malignancies. In July 2007, Merck Serono began a Phase 1 clinical trial evaluating R763 in combination with a standard of care therapy in patients with advanced malignancies. We expect initial results from these clinical trials in 2008.

In the first quarter of 2005, we announced that we entered into a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease, or COPD. The collaboration is focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme Syk, a novel drug target for respiratory diseases. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could prevent both phases. In May 2006, Pfizer nominated R343 to commence advanced preclinical development in allergic asthma. We expect R343 to be delivered using Pfizer’s dry powder inhaler and to enter into a Phase 1 clinical trial by the end of 2007.

In October 2006, we announced that we selected R348, an orally-available, potent and selective inhibitor of Janus Kinase 3, or JAK3, to enter preclinical studies to support an IND application. We plan to initiate a Phase 1 clinical trial of R348 by the end of 2007. We are also studying Axl and JAK2 inhibition in oncology. In addition to the aforementioned product candidates, we have ongoing research programs involving back-up candidates for the product candidates set forth above and drug discovery efforts in our immunology/inflammation, virology, oncology, and metabolism programs.

Corporate Collaborations

We conduct research and development programs in connection with our corporate collaborations. As of September 30, 2007, we had collaborations with the following six major pharmaceutical/biotech companies: one with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics; two with Pfizer Inc., one initiated in 1999 in immunology and the other in 2005, relating to intrapulmonary asthma and allergy therapeutics; one with Novartis Pharma AG with respect to four different programs relating to immunology, oncology and chronic bronchitis; one with Daiichi Pharmaceuticals Co., Ltd. relating to oncology; one with Merck, also relating to oncology; and one with Merck Serono relating to oncology. All of these collaborations, other than the recent Pfizer and Merck Serono collaborations, had a research phase during which we received funding based on the level of headcount allocated to the program. None of these programs currently provides regular research reimbursement. The research phase of the Merck collaboration ended in May 2007. In all of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements.

We are exploring new opportunities with existing and potential collaborators. Our earliest partnerships focused on the early stages of drug discovery, specifically on target discovery and validation. Our collaborations with Daiichi and Merck are both later stage, focusing on drug discovery and development. Our 2005 collaboration with Pfizer covers a compound that Pfizer is expected to take into the clinic by the end of 2007, while our 2005 collaboration with Merck Serono covers a compound that began clinical trials in September 2006. We currently anticipate that in order to support our current research programs, we will need to self-fund our own research programs, which involves an increased rate of spending on later stages of development prior to partnering with collaborative partners. Therefore, it is expected that future collaborations may have an expanded focus and could include high throughput screening, combinatorial and medicinal chemistry, preclinical evaluations and/or clinical development of compounds we have discovered. In addition, we believe these future collaborations could be structured to consist of upfront payments, the purchase of our common stock, milestone payments upon meeting certain conditions, research or development reimbursement payments and/or royalties upon commercialization of products resulting from the collaboration.

Equity Financings

On May 8, 2007, we completed a public offering in which we sold 5,000,000 shares of common stock at a price of $9.75 per share. We received net proceeds of approximately $45.5 million after deducting commissions, underwriting discounts and offering costs. On June 1, 2007, we issued an additional 750,000 shares of our common stock at $9.75 per share pursuant to the full exercise of the underwriters’ overallotment option. We received net proceeds of approximately $6.8 million after deducting commissions as a result of the exercise of the over-allotment option.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to terms of the research collaborations (i.e., amortization of upfront fees and certain milestone payments), investments, stock compensation, impairment issues, the estimated useful life of assets and contingencies, on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies during the period ended September 30, 2007 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

On June 27, 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently evaluating the impact of adopting EITF 07-3 on our financial statements and can not estimate the impact of adoption at this time.

Revenue Recognition

Our revenue from contractual arrangements with multiple elements are evaluated under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Stock-based Compensation

The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility using our historical share price performance over the expected life of the option up to the point where we have historical market data. For expected term, among other things, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends. In order to calculate share-based expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest.

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

Results of Operations

Three and Nine Months Ended September 30, 2007 and 2006

Revenues

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Contract revenues	$—	$6,127	$(6,127)	$4,600	$30,345	$(25,745)

Contract revenues by collaborator were:

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Merck Serono	$—	$3,000	$(3,000)	$—	$15,527	$(15,527)
Merck	—	1,877	(1,877)	3,841	6,068	(2,227)
Pfizer	—	1,250	(1,250)	759	8,750	(7,991)
Total	$—	$6,127	$(6,127)	$4,600	$30,345	$(25,745)

There were no contract revenues reported during the three months ended September 30, 2007. Contract revenues from collaborations for the three months ended September 2006 and for the nine months ended September 30, 2007 and 2006 consisted primarily of research support and amortization of upfront fees and milestone payments from our collaborations.

Contract revenues for the three months ended September 30, 2006 included a $3.0 million milestone payment from Merck Serono upon the initiation of a Phase 1 study for R763. Contract revenues for the nine months ended September 30, 2007 included the recognition of approximately $1.0 million of deferred revenue from the Merck collaboration due to the ending of the research phase of the collaboration in May 2007. Contract revenues for the nine months ended September 30, 2006 included a $5.0 million milestone payment and $3.8 million amortization of license payments from Pfizer, as well as $7.5 million related to the amortization of upfront payments and $8.0 million milestone payment from Merck Serono. We have no deferred revenue as of September 30, 2007. Our potential revenues for the remainder of 2007 may include certain milestone payments from Pfizer and Merck Serono.

Research and Development Expenses

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Research and development expenses	$15,372	$14,050	$1,322	$48,404	$41,966	$6,438
Stock-based compensation expense included in research and development expenses	$1,294	$1,734	$(440)	$4,212	$5,198	$(986)

The increase in research and development expenses for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, was primarily due to an increase in preclinical and clinical costs attributable to running our ongoing Phase 2 clinical trials of R788 in the three different indications. We expect that our research and development expenses will continue at this level for the remainder of 2007 as we continue our Phase 2 clinical trials of R788 for RA, ITP and lymphoma and initiate clinical trials for our Jak3 inhibitor, R348.

The scope and magnitude of future research and development expenses are difficult to predict given the number of studies that we will need to conduct for any of our potential products, as well as our limited capital resources. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical studies in humans. Each of these steps is typically more expensive than the previous step. Success in development, therefore, results in increasing expenditures. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and stock-based compensation.

General and Administrative Expenses

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
General and administrative expenses	$5,054	$4,804	$250	$15,466	$14,532	$934
Stock-based compensation expense included in general and administrative expenses	$1,500	$1,715	$(215)	$4,909	$4,939	$(30)

The increase in general and administrative expenses for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, is primarily attributable to increased legal costs associated with the expansion of our patent estate.

Stock-Based Compensation

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$2,739	$3,438	$(699)	$9,011	$9,942	$(931)
Consultant options	55	11	44	110	195	(85)
Other employee options	—	—	—	—	—	—
Total	$2,794	$3,449	$(655)	$9,121	$10,137	$(1,016)

The decrease in stock-based compensation expense for the three months ended September 30, 2007, as compared to the same period in 2006, is due to fewer unvested options granted prior to 2006 for which the expense is recognized using the accelerated method. The decrease in stock-based compensation expense for the nine months ended September 30, 2007, as compared to the same period in 2006, is due to the same reason, partially offset by the recording of a $924,000 adjustment to our stock compensation expense in the second quarter of 2007. The $924,000 adjustment corrected the misapplication of our estimated forfeiture rate to stock-based compensation expense in 2006. In 2006, our quarterly reported amounts of stock compensation expense were inadvertently reduced by the effect of the expected forfeitures which had already been taken into account in the preceding quarters. The impact of this adjustment was not material to 2006 and prior reporting periods.

Interest Income

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Interest income	$1,538	$1,447	$91	$4,172	$4,287	$(115)

Interest income results from our interest-bearing cash and investment balances. The amounts were relatively flat for the periods presented.

Interest Expense

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Aggregate Change	2007	2006	Aggregate Change
	(in thousands)
Interest expense	$56	$102	$(46)	$172	$315	$(143)

Interest expense is the result of our capital lease obligations associated with fixed asset acquisitions. Interest expense decreased for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, due to the decrease in capital lease obligations outstanding during those periods.

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. As of September 30, 2007, we had approximately $112.5 million in cash, cash equivalents and available-for-sale securities, as compared to $104.5 million as of December 31, 2006, an increase of approximately $8.0 million. The increase was primarily attributable to net proceeds of approximately $52.3 million from our public offering in the second quarter of 2007, offset by operating spending for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2007 and 2006, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

As of September 30, 2007, we had the following contractual commitments (by fiscal year):

	Total	2007	2008-2010	2011-2013	2014-2018
	(in thousands)
Capital lease obligations(1)	$2,021	$256	$1,765	$—	$—
Facilities lease	152,894	1,591	44,988	44,001	62,314

Total	$154,915	$1,847	$46,753	$44,001	$62,314

(1)            As of September 30, 2007, we had approximately $2.0 million in capital lease obligations (including the interest portion) associated with our equipment additions. All existing capital lease agreements as of September 30, 2007 are secured by the equipment financed, bearing interest at rates between 9.2% and 12.2% and are due in monthly installments through 2010.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities. For the three and nine months ended September 30, 2007 and 2006, we maintained an investment portfolio primarily in money market funds, federal agency securities and corporate bonds and notes. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

We operate primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have had minimal exposure to foreign currency rate fluctuations.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2007.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2007.

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our research and development activities. We believe that our existing capital resources and anticipated proceeds from current collaborations will be sufficient to support our current operating plan through at least the next 12 months. In the foreseeable future, our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any meaningful revenues. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. As of September 30, 2007 and December 31, 2006, our cash, cash equivalents and available-for-sale securities were $112.5 million and $104.5 million, respectively.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $18.9 million and $55.3 million for the three and nine months ended September 30, 2007, $37.6 million for the year ended December 31, 2006 and $45.3 million for the year ended December 31, 2005. Currently, our revenues are generated solely from payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of September 30, 2007, we had an accumulated deficit of approximately $350.4 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 160 pending patent applications and over 90 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our research and development efforts will be seriously jeopardized, if we are unable to attract and retain key employees and relationships.*

As a small company with only 154 employees as of September 30, 2007, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

10.34	Rigel Pharmaceuticals, Inc. 2000 Non-Employee Directors’ Stock Option Plan, as amended.

15.1	Letter re: unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

Date: November 6, 2007

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 6, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

10.34	Rigel Pharmaceuticals, Inc. 2000 Non-Employee Directors’ Stock Option Plan, as amended.

15.1	Letter re: unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)          Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)          Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.