Form 10-Q
period 2008-03-31
RIGEL PHARMACEUTICALS INC
filed 2008-05-06
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 1, 2008, there were 36,481,084 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

3

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31	December 31,
	2008	2007 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,596	$44,503
Available-for-sale securities	107,074	63,793
Other receivables	299	442
Prepaid expenses and other current assets	3,486	2,392
Total current assets	213,455	111,130

Property and equipment, net	2,515	2,560
Other assets	2,061	2,099
	$218,031	$115,789

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,588	$4,320
Accrued compensation	2,943	8,133
Other accrued liabilities	3,005	2,031
Deferred rent	1,271	638
Capital lease obligations	954	990
Total current liabilities	11,761	16,112

Long-term portion of capital lease obligations	723	784
Long-term portion of deferred rent	15,720	16,486
Other long-term liabilities	213	225

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,472,564 and 31,381,774 shares issued and outstanding on March 31, 2008 and December 31, 2007, respectively	36	31
Additional paid-in capital	585,721	451,384
Accumulated other comprehensive income	550	198
Accumulated deficit	(396,693)	(369,431)
Total stockholders’ equity	189,614	82,182
	$218,031	$115,789

(1)   The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2007.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Contract revenues	$—	$2,644
Costs and expenses:
Research and development	21,620	15,843
General and administrative	7,125	5,039
	28,745	20,882

Loss from operations	(28,745)	(18,238)
Interest income	1,530	1,215
Interest expense	(47)	(58)
Net loss	$(27,262)	$(17,081)
Net loss per share, basic and diluted	$(0.79)	$(0.68)
Weighted average shares used in computing net loss per share, basic and diluted	34,417	25,184

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31
	2008	2007
Operating activities
Net loss	$(27,262)	$(17,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342	336
Stock-based compensation expense	5,846	2,622
Changes in assets and liabilities:
Other receivables	143	(10)
Prepaid expenses and other current assets	(1,094)	13
Other assets	38	37
Accounts payable	(732)	(214)
Accrued compensation	(5,190)	(1,432)
Other accrued liabilities	974	924
Deferred revenue	—	(1,595)
Deferred rent and other long-term liabilities	(145)	963
Net cash used in operating activities	(27,080)	(15,437)

Investing activities
Purchases of available-for-sale securities	(73,605)	(17,959)
Maturities of available-for-sale securities	30,676	29,269
Capital expenditures	(297)	(455)
Net cash (used in) provided by investing activities	(43,226)	10,855

Financing activities

Proceeds from capital lease financings	219	399
Payments on capital lease obligations	(316)	(434)
Net proceeds from issuances of common stock	128,496	56
Net cash provided by financing activities	128,399	21

Net increase/(decrease) in cash and cash equivalents	58,093	(4,561)

Cash and cash equivalents at beginning of period	44,503	47,727

Cash and cash equivalents at end of period	$102,596	$43,166

See accompanying notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1. Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory diseases and cancer, as well as viral and metabolic diseases.

2. Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year. The balance sheet at December 31, 2007 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements. Because all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements are not included herein, these unaudited interim condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

3. Recent Accounting Pronouncements

On December 12, 2007, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 07-1. “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting EITF 07-1 on our financial statements and cannot estimate the impact of adoption at this time.

On June 27, 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The adoption of EITF 07-3 did not have a material affect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, “Fair Value Measurements,” or SFAS 157. This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” companies are allowed to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. We have adopted SFAS 157 with regard to all financial assets and liabilities for our financial statements going forward, and have elected to delay the adoption of SFAS 157 for non-financial assets and non-financial liabilities for one year.  For further discussion of SFAS 157, see Note 8 to these Condensed Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. Companies may elect the fair value option under SFAS 159 for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option of SFAS 159 at this time.

4. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excluded shares of potential common stock, consisting of stock options and warrants, because their effect would have been anti-dilutive.

5. Stock Award Plans

Total stock-based compensation expense related to all of our share-based awards that we recognized for the three months ended March 31, 2008 and 2007 is comprised as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Research and development	$3,092	$1,200
General and administrative	2,754	1,422
Total stock-based compensation expense	$5,846	$2,622

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

We determined weighted-average valuation assumptions separately for each of these groups as follows:

•                  Volatility - We estimated volatility using the historical share price performance over the expected life of the option up to the point where we have historical market data. As our options are not actively traded, implied volatility was not representative of our current volatility. We also considered other factors, such as our current clinical trials and other company activities that may affect the volatility of our stock in the future, but determined that at this time historical volatility is more indicative of our expected future stock performance.

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

The following table summarizes the weighted-average assumptions relating to options granted for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.7%	4.6%
Expected life (in years)	4.6	4.0
Dividend yield	0.0%	0.0%
Expected volatility	93.2%	79.3%

Option exercise prices are set at not less than the closing price of our common stock on the trading day immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. We granted options to purchase 1,305,691 shares of common stock in the three months ended March 31, 2008, with a grant-date weighted average fair value of $18.48 per share. We granted options to purchase 887,087 shares of common stock during the three months ended March 31, 2007 with a grant-date weighted average fair value of $7.10 per share.  At March 31, 2008, options to purchase 1,205,465 shares of common stock were available for future grant under our stock option plans.

Employee Stock Purchase Plan (ESPP)

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions set forth in the table below. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period.  Participants are automatically enrolled in the new offering. Expected volatilities are based on historical volatility of our stock. Expected term represents the purchase periods within our offering period. The risk-free rate for periods within the expected life is based on U.S. Treasury constant maturity rates. Stock-based compensation expense relating to our ESPP is recognized according to the FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option,” or FTB 97-1. As of March 31, 2008, there were approximately 1,510,200 shares in reserve for future issuance under the ESPP. The following table summarizes the weighted-average assumptions relating to our ESPP for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.1%	5.1%
Expected life (in years)	1.2	0.7
Dividend yield	0.0%	0.0%
Expected volatility	99.0%	43.5%

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

Revenue related to collaborative research with our corporate collaborators is recognized as research services are performed over the related development funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in the applicable agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases, approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. For the Merck collaboration, we recognized a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project for the quarter. When the research portion of the collaboration ended in May 2007, we recognized the full amount of the deferred revenue related to the contract because we had no further obligations. It is our policy to recognize revenue based on our level of effort expended, and that revenue recognized will not exceed amounts billable under the arrangement.

Revenue associated with at-risk milestones pursuant to collaborative agreements is recognized based upon the achievement of the milestones as set forth in the applicable agreement.

7. Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Checking account	$856	$425
Money market funds	6,463	15,051
US treasury securities	13,436	—
Government-sponsored enterprise securities	93,192	38,262
Corporate bonds and commercial paper	95,723	54,558
	$209,670	$108,296
Reported as:
Cash and cash equivalents	$102,596	$44,503
Available-for-sale securities	107,074	63,793
	$209,670	$108,296

Cash equivalents and available-for-sale securities included the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2008	Cost	Gains	Losses	Fair Value
US treasury securities	$13,436	$—	$—	$13,436
Government-sponsored enterprise securities	93,128	64	—	93,192
Corporate bonds and commercial paper	95,236	490	(3)	95,723

Total	$201,800	$554	$(3)	$202,351

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2007	Cost	Gains	Losses	Fair Value
US treasury securities	$—	$—	$—	$—
Government-sponsored enterprise securities	38,256	18	—	38,274
Corporate bonds and commercial paper	54,366	197	(5)	54,558

Total	$92,622	$215	$(5)	$92,832

Available-for-sale Securities.  At March 31, 2008, the above available-for-sale securities had a weighted average maturity of approximately 139 days.

We had $761,000 in government-sponsored enterprise securities at fair values with de minimus gross unrealized losses at March 31,2008.

8. Fair Value

In September of 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS 157.  SFAS 157 establishes a standard framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements.  We have adopted SFAS 157 with regard to all financial assets and liabilities in our financial statements going forward, and, consistent with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” we have elected to delay the adoption of SFAS 157 for non-financial assets and liabilities for one year.  We have no financial liabilities recorded at fair value.  Financial assets recorded at fair value are discussed below.  The adoption of SFAS 157 had no material impact to our financial statements.

Fair value is defined as the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied.

Financial assets recorded at fair value in the Condensed Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

The fair valued assets we hold that are generally included in this category are money market securities where fair value is based on publicly quoted prices.

Level 2 — Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

The fair valued assets we hold that are generally included in this category are government sponsored enterprise securities, U.S. Treasury securities, corporate bonds and commercial paper where fair value is based on valuation methodologies such as models using observable market inputs, such as benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

We carry no investments classified as Level 3.

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	Assets at Fair Value as of March 31, 2008
March 31, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$6,463	$—	$—	$6,463
US treasury securities	—	13,436	—	13,436
Government-sponsored enterprise securities	—	93,192	—	93,192
Corporate bonds and commercial paper	—	95,723	—	95,723

Total	$6,463	$202,351	$—	$208,814

9. Equipment Lease Line

In January 2008, we obtained a new equipment lease line with a borrowing capability of $1,500,000. We have the ability to draw down on this line until the end of 2008.  The repayment period will be for three years beginning on the date of each draw down, with the interest rate on the line fixed at each draw down. Each line has a bargain purchase buyout provision of $1.  During the three months ended March 31, 2008, we drew down approximately $219,000, which is included in our capital lease obligation on our balance sheet. Approximately $1.3 million remained available under the equipment lease line as of March 31, 2008.

10. Equity Financings

During the first quarter of 2008, we completed an underwritten public offering in which we sold 5,000,000 shares of our common stock at a price to the public of $27.00 per share. We received net proceeds of approximately $127.5 million after deducting underwriting discounts and commissions and offering expenses.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the condensed balance sheet of Rigel Pharmaceuticals, Inc. as of March 31, 2008, and the related condensed statements of operations for the three-month periods ended March 31, 2008 and 2007, and the condensed statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 6, 2008, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph referencing Rigel Pharmaceuticals, Inc.’s change in method of accounting for share-based compensation as of January 1, 2006 and Note 1 to the financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Palo Alto, California
May 6, 2008

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory diseases and cancer, as well as viral and metabolic diseases. Our goal is to file one new investigational new drug, or IND, application in a significant indication each year.  We have achieved this goal every year since 2002. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have product development programs in inflammatory/autoimmune diseases such as rheumatoid arthritis, thrombocytopenia and asthma, as well as in cancer.

 We have multiple product candidates in development as follows:

•                  R788—Product Candidate for Rheumatoid Arthritis (RA).  R788 is our lead product candidate. It has a novel mechanism of action, inhibiting IgG receptor signaling in macrophages and B-cells.

We recently completed a Phase 2, multi-center, ascending dose, randomized, double-blind, placebo-controlled, dose-ranging clinical trial evaluating three doses of R788 over a 12-week period in RA patients. All patients continued to receive their previously scheduled dose of Methotrexate. In this clinical trial, R788 demonstrated statistically significant efficacy results in treating RA patients at two dose levels. Efficacy assessments for each participant were based on the American College of Rheumatology criteria, which denote a 20% (ACR 20) improvement, at least a 50% (ACR 50) improvement, or at least a 70% (ACR 70) improvement from the baseline assessment at the end of the 12-week treatment period. Patients were also evaluated based on the Disease Activity Score using 28 joint counts, or DAS28, a commonly used measurement outside of the U.S. of disease activity in RA patients. Groups treated with R788 at 100mg and 150mg po bid (orally, twice daily) showed higher ACR20, ACR50, ACR70 and DAS28 response rates than the placebo group. The most common clinically meaningful adverse events noted in the clinical trial were dose-related neutropenia, mild elevations of liver function tests and gastrointestinal side effects. Dose reduction (to one-half the assigned dose by taking the drug once per day) was pre-specified in the protocol and contingent on neutrophil counts and/or liver function tests. Notably, a vast majority of the patients who had their doses reduced successfully completed the clinical trial with minimal safety issues. We expect to initiate a Phase 2b clinical trial evaluating dosing of the patients receiving R788 or placebo over a 24-week period in the first half of 2008. We also expect to initiate a second Phase 2b clinical trial treating RA patients who have failed anti-TNF therapy with R788 in the first half of 2008.

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

•                  R788—Product Candidate for B-Cell Lymphoma.  Research has shown that overactivity of the signaling enzyme spleen tyrosine kinase, or Syk, appears to be an essential mechanism in several types of B-cell lymphoma proliferation and that R788 can inhibit the growth of B-cell lymphoma driven by Syk overactivity. In April 2007, we began enrolling patients in a multi-center, Phase 1/2 clinical trial to evaluate the safety and efficacy of R788 for the treatment of patients with B-cell lymphoma. The clinical trial has enrolled 80 patients at 11 major treatment centers in the United States and will focus on certain types of B-cell lymphomas. We expect to report interim results from this clinical trial in the first half of 2008.

•                  R788—Product Candidate for Systemic Lupus Erythematosus (SLE or Lupus).  Preclinical studies have also shown that R788 is highly effective in murine model of lupus.  We expect to initiate a Phase 2 clinical trial in the second half of 2008.

•                  R348—Product Candidate for RA and Other Immune Disorders.  R348  is an orally-available potent, selective JAK3 inhibitor. JAK3 is a cytoplasmic tyrosine kinase that plays an important role in lymphocyte differentiation and proliferation in a variety of autoimmune diseases. We recently began enrolling patients in a Phase 1 clinical trial to evaluate the safety and tolerability of R348. We expect to complete dosing for this Phase 1 trial in the first half of 2008.

•                  R763—Product Candidate for Oncology.  R763/AS703569 is a potent, highly-selective, small-molecule inhibitor of aurora kinase. In October 2005, we signed a licensing agreement with Merck Serono that gave Merck Serono an exclusive license to develop and commercialize inhibitors in our aurora kinase program, including R763/AS703569. In November 2007, Merck Serono exercised its option to add Japan to the territories covered under the current aurora kinase collaboration with respect to R763/AS703569, resulting in a milestone payment to us of $3.0 million. Under the agreement, Merck Serono is responsible for the further development and commercialization of R763/AS703569. In September 2006, Merck Serono initiated a Phase 1 multi-center clinical trial to evaluate R763/AS703569 for the treatment of patients with refractory solid tumors. In February 2007, Merck Serono began an additional Phase 1 clinical trial evaluating R763/AS703569 on patients with hematological malignancies. Merck Serono has indicated that interim results from these Phase 1 clinical trials are expected in the second half of 2008. In July 2007, Merck Serono initiated its third Phase 1 clinical trial, designed to determine the maximum tolerated dose, safety and dosing regimen of R763/AS703569 in combination with gemcitabine, a commonly prescribed chemotherapeutic agent administered by intravenous infusion. The clinical trial will evaluate two different treatment regimens in which R763/AS703569 will be given in sequence with gemcitabine over 21-day cycles. As many as 72 patients with advanced malignancies, including pancreatic, ovarian, breast, non-small cell lung and colorectal, will be evaluated.

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

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborations. We currently have collaborations with six major pharmaceutical/biotechnology companies. These collaborations include a collaboration with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics; two collaborations with Pfizer, one initiated in 1999 in immunology and the other in January 2005, relating to intrapulmonary asthma and allergy therapeutics; a collaboration with Novartis Pharma AG, or Novartis, with respect to four different programs relating to immunology, oncology and chronic bronchitis; a collaboration with Daiichi

Pharmaceuticals Co., Ltd., or Daiichi, relating to oncology; a collaboration with Merck & Co., Inc., or Merck, also relating to oncology, a collaboration with Merck Serono, relating to our aurora kinase inhibitor program. None of these collaborations currently provides us with regular research reimbursement. In all of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We can not guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements.

Equity Financings

During the first quarter of 2008, we completed an underwritten public offering in which we sold 5,000,000 shares of our common stock at a price to the public of $27.00 per share. We received net proceeds of approximately $127.5 million after deducting underwriting discounts and commissions and offering expenses.

Recent Accounting Pronouncements

On December 12, 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1. “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting EITF 07-1 on our financial statements and cannot estimate the impact of adoption at this time.

On June 27, 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The adoption of EITF 07-3 did not have a material affect on our financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” or SFAS 157. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” companies are allowed to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008.  We have adopted SFAS 157 with regard to all financial assets and liabilities in our financial statements going forward, including the three months ended March 31, 2008 and have elected to delay the adoption of SFAS 157 for non-financial assets and non-financial liabilities for one year.  For further discussion of SFAS 157, see Note 8 to the Condensed Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option of SFAS 159 at this time.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed financial statements, which have been prepared in accordance with U.S generally accepted accounting principles for interim financial information. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to terms of the research collaborations (i.e. amortization of upfront fees and certain milestone payments), investments, stock compensation, impairment issues, the estimated useful life of assets and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the quarter ended March 31, 2008 as compared to those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Revenue related to collaborative research with our corporate collaborators is recognized as research services are performed over the related development periods for each contract. Under these agreements, we are required to perform research and development activities as specified in the applicable agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases, approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. For the Merck collaboration, we recognized a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project. When the research portion of the collaboration ended in May 2007, we recognized the full amount of the deferred revenue related to the contract because we had no further obligations under the Merck collaboration. It is our policy to recognize revenue based on our level of effort expended, and that revenue recognized will not exceed amounts billable under the arrangement.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenues

	Three months ended
	March 31,
	2008	2007	Aggregate Change
	(in thousands)
Contract revenues	$—	$2,644	$(2,644)

Contract revenues by collaborator were:

	Three months ended
	March 31,
	2008	2007	Aggregate Change
	(in thousands)
Merck	$—	$1,885	(1,885)
Pfizer	—	759	(759)

Total	$—	$2,644	$(2,644)

There were no contract revenues reported during the three months ended March 31, 2008. Contract revenues from collaborations for the three months ended March 31, 2007 consisted of approximately $1.0 million in FTE revenue from Merck, approximately $0.9 million amortization of license and milestone payments from Merck, and approximately $0.7 million amortization of license payments from Pfizer. We have no deferred revenue as of March 31, 2008. Our potential revenues for the remainder of 2008 may include certain milestone payments from our current collaborations and any new collaboration arrangement we may enter into.

Research and Development Expenses

	Three months ended
	March 31,
	2008	2007	Aggregate Change
	(in thousands)
Research and development expenses	$21,620	$15,843	$5,777
Stock-based compensation expense included in research and development expenses	3,092	1,200	1,892

The increase in research and development expenses for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to an increase in clinical costs and stock-based compensation expense, as discussed under “Stock-based Compensation” below.  The increase in clinical costs was attributable to increased costs associated with manufacturing R788 material to be used in the Phase 2b clinical studies of R788 in RA.  We expect our research and development expenses to increase for the remainder of 2008 as we commence dosing patients in our Phase 2b clinical trials of R788 for RA and initiate our Phase 2 trial of R788 in lupus and continue to manufacture R788 material to be used in these trials.

The scope and magnitude of future research and development expenses are difficult to predict given the number of studies that we will need to conduct for any of our potential products, as well as our limited capital resources. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical studies in humans. Each of these steps is typically more expensive than the previous step. Success in early stages of development, therefore, results in increasing expenditures for such product candidate. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and stock-based compensation.

General and Administrative Expenses

	Three months ended
	March 31,
	2008	2007	Aggregate Change
	(in thousands)
General and administrative expenses	$7,125	$5,039	$2,086
Stock-based compensation expense included in general and administrative expenses	2,754	1,422	1,332

The increase in general and administrative expenses for the three months ended March 31, 2008, as compared to the same period in 2007, is primarily attributable to an increase in stock-based compensation expense, as discussed under “Stock-based Compensation” below, and personnel costs.

Stock-Based Compensation

	Three months ended
	March 31,
	2008	2007	Aggregate Change
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$5,733	$2,616	$3,117
Consultant options	113	6	107

Total	$5,846	$2,622	$3,224

The increase in stock-based compensation expense for the three months ended March 31, 2008, as compared to the same period in 2007, was due to an increased valuation of options granted in January 2008 attributable to our increased stock price and volatility, as well as increased number of shares subject to options granted in the first quarter of 2008 as compared to the first quarter of 2007.

Interest Income

	Three months ended
	March 31,
	2008	2007	Aggregate Change
	(in thousands)
Interest income	$1,530	$1,215	$315

Interest income results from our interest-bearing cash and investment balances. Interest income increased for the three months ended March 31, 2008, as compared to the same period in 2007, due to an increase in our cash resulting from our public offering completed in February 2008 in which we received net proceeds of approximately $127.5 million.

Interest Expense

	Three months ended
	March 31,
	2008	2007	Aggregate Change
	(in thousands)
Interest expense	$47	$58	$(11)

Interest expense is the result of our capital lease obligations associated with fixed asset acquisitions. Interest expense decreased for the three months ended March 31, 2008, as compared to the same period in 2007, due to the decrease in capital lease obligations outstanding during those periods.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date, and our operating expenditures are expected to increase over the next several years.

We believe that our existing capital resources will be sufficient to support our current operating plan through at least the next 12 months. In the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical testing costs and the absence of any revenues from product sales. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us.

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

•                  our ability to establish new collaborations;

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. As of March 31, 2008, we had approximately $209.7 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $108.3 million as of December 31, 2007, an increase of approximately $101.4 million. The increase was primarily attributable to net proceeds of approximately $127.5 million from our public offering in the first quarter of 2008, offset by operating spending for the three months ended March 31, 2008. For the three months ended March 31, 2008 and 2007, we maintained an investment portfolio primarily in money market funds, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

As of March 31, 2008, we had the following contractual commitments (by fiscal year):

	Total	2008	2009-2011	2012-2014	2015-2019
	(in thousands)
Capital Lease obligations (1)	$1,836	$808	$1,028	$—	$—
Facilities lease	147,844	10,486	45,881	43,514	47,963

Total	$149,680	$11,294	$46,909	$43,514	$47,963

(1)             As of March 31, 2008, we had approximately $1.8 million in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of March 31, 2008 are secured by the equipment financed, bearing interest at rates between 5.8% and 12.2% and are due in monthly installments through 2010.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2008.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing

us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2008.

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date, and operating expenditures are expected to increase over the next several years as we expand our research and development activities. We believe that our existing capital resources will be sufficient to support our current operating plan through at least the next 12 months. In the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any revenues from product sales. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us.

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

•                  our ability to establish new collaborations;

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996.   The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $27.3 million for the three months ended March 31, 2008, $74.3 million in 2007 and $37.6 million in 2006. Currently, our revenues are generated solely from research milestone payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of March 31, 2008, we had an accumulated deficit of approximately $396.7 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have four product compounds in the clinical testing stage: one with indications for RA, ITP and B-cell lymphoma, which is proprietary to our company; one in safety testing and intended for psoriasis, RA, and other immunological indications, which is proprietary to our company; one with three indications for oncology, which is subject to a collaboration agreement with Merck Serono; and one in safety testing and intended for allergic asthma, which is subject to a collaboration agreement with Pfizer. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

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

Commercialization of our product candidates depends upon successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

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

Our success is dependent on intellectual property rights held by third parties and us, and our interest in such rights is complex and uncertain.

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

Our success will also depend, in part, on our ability to operate without infringing or misappropriating the proprietary rights of others. There are many issued patents and patent applications filed by third parties relating to products or processes that are similar or identical to our licensors or ours, and others may be filed in the future. There can be no assurance that our activities, or those of our licensors, will not infringe patents owned by others. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights, and we do not know if our collaborators or we would be successful in any such litigation. Any legal action against our collaborators or us claiming damages or seeking to enjoin commercial activities relating to the affected products, our methods or processes could:

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

We believe that our ability to compete is dependent, in part, upon our ability to create, maintain and license scientifically-advanced technology and upon our and our collaborators’ ability to develop and commercialize pharmaceutical products based on this technology, as well as our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon our technology. The failure by any of our collaborators or us in any of those areas may prevent the successful commercialization of our potential drug targets.

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

As a small company with only 168 employees as of March 31, 2008, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Because we may need to raise additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock. (4)

4.3	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.5	Specimen Common Stock Certificate. (6)

4.6	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (7)

10.24	2007 Bonus Payouts for Named Executive Officers (8)

10.25	2008 Cash Incentive Plan. (9)

10.26	2000 Non-Employee Directors’ Stock Option Plan, as amended. (10)

10.27	2008 Compensation Information for Executive Officers.

15.1	Letter re: unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)          Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)          Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)          Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)          Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(5)          Filed as an exhibit to Rigel’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(6)          Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference.

(7)          Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889) and incorporated herein by reference.

(8)          Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 14, 2008 and incorporated herein by reference.

(9)          Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 26, 2008 and incorporated herein by reference.

(10)    Filed as an exhibit to Rigel’s Annual Report on Form 10-K filed on March 7, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2008

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock. (4)

4.3	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.5	Specimen Common Stock Certificate. (6)

4.6	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (7)

10.24	2007 Bonus Payouts for Named Executive Officers (8)

10.25	2008 Cash Incentive Plan. (9)

10.26	2000 Non-Employee Directors’ Stock Option Plan, as amended. (10)

10.27	2008 Compensation Information for Executive Officers.

15.1	Letter re: unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)          Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(3)          Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)          Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)          Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(5)          Filed as an exhibit to Rigel’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(6)          Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference.

(7)          Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889) and incorporated herein by reference.

(8)          Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 14, 2008 and incorporated herein by reference.

(9)          Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 26, 2008 and incorporated herein by reference.

(10)    Filed as an exhibit to Rigel’s Annual Report on Form 10-K filed on March 7, 2008 and incorporated herein by reference.