Form 10-Q
period 2008-06-30
RIGEL PHARMACEUTICALS INC
filed 2008-08-05
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See thedefinitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of July 30, 2008, there were 36,579,874 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30	December 31,
	2008	2007 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,057	$44,503
Available-for-sale securities	135,944	63,793
Prepaid expenses and other current assets	4,573	2,834
Total current assets	189,574	111,130

Property and equipment, net	3,081	2,560
Other assets	2,024	2,099
	$194,679	$115,789

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,020	$4,320
Accrued compensation	3,472	8,133
Other accrued liabilities	6,947	2,031
Short-term portion of deferred rent	1,905	638
Short term portion of capital lease obligations	1,020	990
Total current liabilities	16,364	16,112

Long-term portion of capital lease obligations	989	784
Long-term portion of deferred rent	14,917	16,486
Other long-term liabilities	202	225

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,569,353 and 31,381,774 shares issued and outstanding on June 30, 2008 and December 31, 2007, respectively	37	31
Additional paid-in capital	592,870	451,384
Accumulated other comprehensive income	22	198
Accumulated deficit	(430,722)	(369,431)
Total stockholders’ equity	162,207	82,182
	$194,679	$115,789

(1)   The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2007.

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Contract revenues	$—	$1,956	$—	$4,600
Costs and expenses:
Research and development	28,416	17,189	50,036	33,032
General and administrative	6,861	5,373	13,986	10,412
	35,277	22,562	64,022	43,444

Loss from operations	(35,277)	(20,606)	(64,022)	(38,844)
Interest income	1,289	1,419	2,819	2,634
Interest expense	(41)	(58)	(88)	(116)
Net loss	$(34,029)	(19,245)	$(61,291)	(36,326)
Net loss per share, basic and diluted	$(0.93)	$(0.68)	$(1.73)	$(1.36)
Weighted average shares used in computing net loss per common share, basic and diluted	36,505	28,355	35,461	26,779

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30
	2008	2007
Operating activities
Net loss	$(61,291)	$(36,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710	674
Stock-based compensation expense	11,765	6,327
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,739)	953
Other assets	75	76
Accounts payable	(1,300)	409
Accrued compensation	(4,661)	(960)
Other accrued liabilities	4,916	(141)
Deferred revenue	—	(3,066)
Deferred rent and other long-term liabilities	(325)	1,800
Net cash used in operating activities	(51,850)	(30,254)
Investing activities
Purchases of available-for-sale securities	(139,539)	(60,015)
Maturities of available-for-sale securities	67,212	56,770
Capital expenditures	(1,231)	(645)
Net cash used in investing activities	(73,558)	(3,890)
Financing activities
Proceeds from capital lease financings	829	640
Payments on capital lease obligations	(594)	(794)
Net proceeds from issuances of common stock	129,727	52,994
Net cash provided by financing activities	129,962	52,840
Net increase in cash and cash equivalents	4,554	18,696
Cash and cash equivalents at beginning of period	44,503	47,727
Cash and cash equivalents at end of period	$49,057	$66,423

See accompanying notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.         Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory/autoimmune diseases and cancer, as well as viral and metabolic diseases.

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

On June 27, 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We adopted EITF 07-3 in the first quarter of 2008.  There was no material impact on our financial statements upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” companies are allowed to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008.  We adopted SFAS No. 157 with regard to all financial assets and liabilities in our financial statements in the first quarter of 2008 and have elected to delay the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities until the first quarter of 2009.  For further discussion of SFAS No. 157, see Note 8 to the Condensed Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option of SFAS No. 159 at this time.

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

5.         Stock Award Plans

Total stock-based compensation expense related to all of our share-based awards that we recognized for the three and six months ended June 30, 2008 and 2007 was comprised as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development	$3,102	$1,718	$6,194	$2,918
General and administrative	2,817	1,987	5,571	3,409
Total stock-based compensation expense	$5,919	$3,705	$11,765	$6,327

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

We determined weighted-average valuation assumptions separately for each of these groups as follows:

•                  Volatility - We estimated volatility using the historical share price performance over the expected life of the option up to the point where we have historical market data. We also considered other factors, such as implied volatility, our current clinical trials and other company activities that may affect the volatility of our stock in the future, but determined that at this time historical volatility is more indicative of our expected future stock performance.

•                  Expected term - We worked with various historical data to determine the most applicable expected term for each option group. These data included: (1) for options exercised, term of the options from option grant date to exercise date; (2) for options cancelled, term of the options from grant date to cancellation date, excluding unvested option forfeitures; and (3) for options which remained outstanding at the balance sheet date, term of the options from grant date to the end of the reporting period, and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each option group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of our groups, our current market price and company activity that may affect our market price. In addition, we also considered the vesting schedules of the options, the optionee type (i.e., officers and directors, all other employees and consultants) and other factors that may affect the expected term of the option. For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.2%	4.8%	2.8%	4.7%
Expected term (in years)	4.5	4.7	4.6	4.1
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	91.3%	81.6%	93.1%	79.5%

Option exercise prices are set at not less than the closing price of our common stock on the trading day immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. We granted options to purchase 1,447,765 shares of common stock during the six months ended June 30, 2008, with a grant-date weighted average fair value of $18.15 per share. We granted options to purchase 989,317 shares of common stock during the six months ended June 30, 2007, with a grant-date weighted average fair value of $7.02 per share.  As of June 30, 2008, there was approximately $20.5 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our stock option plans. At June 30, 2008, 4,535,491 shares of common stock were available for future grant under our equity incentive plans.

Employee Stock Purchase Plan (ESPP)

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions set forth in the table below. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” We had a “reset” on July 1, 2008 because the fair market value of our stock on June 30, 2008 was lower than the fair market value of our stock on January 2, 2008, the first day of the offering period.  Participants are automatically enrolled in the new offering.

Expected volatilities for our ESPP are based on the historical volatility of our stock. Expected term represents the weighted average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates. Stock-based compensation expense related to our ESPP is recognized according to the FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option,” or FTB 97-1. As of June 30, 2008, there were approximately 1,472,085 shares reserved for future issuance under the ESPP. The following table summarizes the weighted-average assumptions related to our ESPP for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007
Risk-free interest rate	2.1%	5.1%
Expected term (in years)	1.2	0.7
Dividend yield	0.0%	0.0%
Expected volatility	99.0%	43.5%

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

7.         Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Checking account	$529	$425
Money market funds	5,562	15,051
Government-sponsored enterprise securities	114,056	38,262
Corporate bonds and commercial paper	64,854	54,558
	$185,001	$108,296
Reported as:
Cash and cash equivalents	$49,057	$44,503
Available-for-sale securities	135,944	63,793
	$185,001	$108,296

Cash equivalents and available-for-sale securities included the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2008	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$114,132	$25	$(101)	$114,056
Corporate bonds and commercial paper	64,756	109	(11)	64,854

Total	$178,888	$134	$(112)	$178,910

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2007	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	38,256	18	—	38,274
Corporate bonds and commercial paper	54,366	197	(5)	54,558

Total	$92,622	$215	$(5)	$92,832

Available-for-sale Securities.  At June 30, 2008, the above available-for-sale securities had a weighted average maturity of approximately 174 days.

8.         Fair Value

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS 157.  SFAS 157 establishes a standard framework for measuring fair value in generally accepted accounting principles, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements.  We adopted SFAS 157 in the first quarter of 2008 with regard to all financial assets and liabilities in our financial statements going forward, and, consistent with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” we have elected to delay the adoption of SFAS 157 for non-financial assets and liabilities until the first quarter of 2009. See below for a further discussion. The adoption of SFAS 157 had no material impact on our financial statements.

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	Assets at Fair Value as of June 30, 2008
June 30, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$5,562	$—	$—	$5,562
Government-sponsored enterprise securities	—	114,056	—	114,056
Corporate bonds and commercial paper	—	64,854	—	64,854

Total	$5,562	$178,910	$—	$184,472

9.         Equipment Lease Line

In January 2008, we obtained a new equipment lease line with a borrowing capability of $1,500,000. We have the ability to draw down on this line until the end of 2008.  The repayment period will be for three years beginning on the date of each draw down, with the interest rate on the line fixed at each draw down. Each line has a bargain purchase buyout provision of $1. During the six months ended June 30, 2008, we drew down approximately $829,000, which is included in our capital lease obligation on our balance sheet. Approximately $671,000 remained available under the equipment lease line as of June 30, 2008.

10.  Equity Financings

During the first quarter of 2008, we completed an underwritten public offering in which we sold 5,000,000 shares of our common stock at a price to the public of $27.00 per share. We received net proceeds of approximately $127.5 million after deducting underwriting discounts and commissions and offering expenses.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the condensed balance sheet of Rigel Pharmaceuticals, Inc. as of June 30, 2008, and the related condensed statements of operations for the three and six-month periods ended June 30, 2008 and 2007, and the condensed statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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
August 1, 2008

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the six months ended June 30, 2008 are not necessarily indicative of results that may occur in future periods.

This report contains statements that involve expectations, plans or intentions. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this quarterly report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing and the timing of results thereof; our corporate collaborations, including revenues that may be received from these collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed in the “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

 We have multiple product candidates in development as follows:

•                  R788 (fostamatinib disodium)—Product Candidate for Rheumatoid Arthritis (RA).  R788 is our lead product candidate. It has a novel mechanism of action, inhibiting IgG receptor signaling in macrophages and B-cells.

In December 2007, we announced the results of a Phase 2 clinical trial of R788 in RA patients simultaneously receiving methotrexate, which found that doses of 100 mg bid and 150 mg bid produced statistically significant improvement in RA symptoms. The most common clinically meaningful adverse events noted in the clinical trial included dose-related neutropenia, mild elevations of liver function tests and gastrointestinal side effects. Dose reduction (to one-half the assigned dose by taking the drug once per day) was pre-specified in the protocol and contingent on neutrophil counts and/or liver function tests.  Notably, a vast majority of the patients who had their doses reduced successfully completed the clinical trial with minimal safety issues.

In June 2008, we announced the commencement of two concurrent Phase 2b clinical trials of R788 in RA patients at a number of clinical research centers throughout the United States, Latin America, and Europe to evaluate the efficacy of R788 compared to placebo in distinct RA patient groups.  The first new Phase 2b clinical trial (TASKi 2) is evaluating RA patients receiving 100 mg of R788 PO bid (orally, twice daily) or 150 mg of R788 PO qd (orally, once daily), compared with those receiving placebo in a multi-center, randomized, double blind, placebo controlled, parallel dose study of R788 in patients who have failed to respond to methotrexate. The second Phase 2b clinical trial (TASKi 3) is evaluating a group of RA patients receiving 100 mg of R788 PO bid compared with a group receiving placebo in a multi-center, randomized, double blind, placebo controlled, parallel dose study of R788 in patients who have failed at least one marketed biologic agent. The class of biologic agents generally includes anti-tumor necrosis factor injectables commonly used to treat RA, but could include other therapies as well. The primary objectives of both TASKi 2 and TASKi 3 are to measure the efficacy of R788 as determined by ACR20 scores (American College of Rheumatology responder rates showing a minimum of 20% improvement in RA symptoms and pain) at 6 months and 3 months, respectively. Secondary objectives will include comparing higher ACR response rates (ACR 50 and ACR 70) and DAS28 (Disease Activity Score including a 28-joint inspection) rates, in addition to evaluating various safety measures. TASKi 3 will also include measurement of changes in bone morphology using MRI scans.  Results of the clinical trials are expected to be available in late 2009.

•                  R788—Product Candidate for Immune Thombocytopenic Purpura (ITP).  Platelet destruction from ITP is mediated by IgG signaling, and R788 is a potent inhibitor of IgG signaling. In preclinical studies, R788 was shown to improve thrombocytopenia in an ITP mouse model. We recently completed an exploratory Phase 2 clinical trial of R788 to evaluate its safety and initial efficacy in chronic ITP patients. In this clinical trial, R788 was orally administered in varying doses for 30 or more days and demonstrated that it can improve platelet counts in highly refractory patients. We anticipate expanding the original clinical trial to include more clinical research centers and patients of a less refractory nature.

•                  R788—Product Candidate for B-Cell Lymphoma.  Research has shown that overactivity of the signaling enzyme spleen tyrosine kinase, or Syk, appears to be an essential mechanism in several types of B-cell lymphoma proliferation and that R788 can inhibit the growth of B-cell lymphoma driven by Syk overactivity. In June 2008, we reported preliminary results of a Phase 2 clinical trial of R788 in patients with relapsed or refractory B-cell non-Hodgkin’s lymphomas (NHL).  We reported favorable responses for patients suffering from small lymphocytic lymphoma/chronic lymphocytic leukemia (SLL/CLL) or from diffuse large B-cell lymphoma (DLBCL), particularly in view of the advanced and refractory stage of the disease in the treated patients.

•                  R788—Product Candidate for Systemic Lupus Erythematosus (SLE or Lupus).  Preclinical studies have shown that R788 is highly effective in a murine model of lupus.  We expect to initiate a Phase 2 clinical trial in the second half of 2008.

•                  R348—Product Candidate for RA and Other Immune Disorders.  R348  is an orally-available potent, selective JAK3 inhibitor. JAK3 is a cytoplasmic tyrosine kinase that plays an important role in lymphocyte differentiation and proliferation in a variety of autoimmune diseases. We completed the first Phase 1 clinical trial and expect to begin enrolling patients in a subsequent Phase 1 clinical trial, in which a two-week dosing regimen and a three-week dosing regimen will be administered using a specified dose.

•                  R763—Product Candidate for Oncology.  R763/AS703569 is a potent, highly-selective, small-molecule inhibitor of aurora kinase. In October 2005, we signed a licensing agreement with Merck Serono that gave Merck Serono an exclusive license to develop and commercialize inhibitors in our aurora kinase program, including R763/AS703569. In November 2007, Merck Serono exercised its option to add Japan to the territories covered under the current aurora kinase collaboration with respect to R763/AS703569, resulting in a milestone payment to us of $3.0 million. Under the agreement, Merck Serono is responsible for the further development and commercialization of R763/AS703569. In September 2006, Merck Serono initiated a Phase 1 multi-center clinical trial to evaluate R763/AS703569 for the treatment of patients with refractory solid tumors. In February 2007, Merck Serono began an additional Phase 1 clinical trial evaluating R763/AS703569 on patients with hematological malignancies. In July 2007, Merck Serono initiated its third Phase 1 clinical trial, designed to determine the maximum tolerated dose, safety and dosing regimen of R763/AS703569 in combination with gemcitabine, a commonly prescribed chemotherapeutic agent administered by intravenous infusion. The clinical trial is evaluating two different treatment regimens in which R763/AS703569 is given in sequence with gemcitabine over 21-day cycles. As many as 72 patients with advanced malignancies, including pancreatic, ovarian, breast, non-small cell lung and colorectal, will be evaluated.

•                  R343—Product Candidate for Asthma.  In the first quarter of 2005, we announced a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease. The collaboration initially focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking Syk, a novel drug target for respiratory diseases. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could prevent both phases.

The collaboration is now centered on the development of R343. Pfizer has completed the Phase 1 clinical trial of an inhaled formulation of R343.  We expect that Pfizer will begin a Phase 1b allergen challenge trial at the beginning of 2009.

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborations. We currently have collaborations with six major pharmaceutical/biotechnology companies. These collaborations include a collaboration with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics; two collaborations with Pfizer, one initiated in 1999 in immunology and the other in January 2005, relating to intrapulmonary asthma and allergy therapeutics; a collaboration with Novartis Pharma AG, or Novartis, with respect to four different programs relating to immunology, oncology and chronic bronchitis; a collaboration with Daiichi Pharmaceuticals Co., Ltd., or Daiichi, relating to oncology; and a collaboration with Merck & Co., Inc., or Merck, also relating to oncology, a collaboration with Merck Serono, relating to our aurora kinase inhibitor program. None of these collaborations currently provides us with regular research reimbursement. In all of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We can not guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements.

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

On June 27, 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We adopted EITF 07-3 in the first quarter of 2008.  There was no material impact on our financial statements upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” companies are allowed to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008.  We adopted SFAS No. 157 with regard to all financial assets and liabilities in our financial statements in the first quarter of 2008  and have elected to delay the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities until the first quarter of 2009.  For further discussion of SFAS No. 157, see Note 8 to the Condensed Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option of SFAS No. 159 at this time.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed financial statements, which have been prepared in accordance with U.S generally accepted accounting principles for interim financial information. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to terms of the research collaborations (i.e. amortization of upfront fees and certain milestone payments), investments, stock compensation, impairment issues, the estimated useful life of assets and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the quarter ended June 30, 2008 as compared to those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Results of Operations

Three and Six Months Ended June 30, 2008 and 2007

Revenues

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Contract revenues	$—	$1,956	$(1,956)	$—	$4,600	$(4,600)

Contract revenues by collaborator were:

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Merck	$—	$1,956	$(1,956)	$—	$3,841	$(3,841)
Pfizer	—	—	—	—	759	(759)
Total	$—	$1,956	$(1,956)	$—	$4,600	$(4,600)

There were no contract revenues reported during the three and six months ended June 30, 2008. Contract revenues from collaborations for the three months ended June 30, 2007 included approximately $0.5 million in full time equivalents, or FTE, revenue and approximately $1.0 million from deferred FTE revenue due to the ending of the research phase of the Merck collaboration in May 2007.  Contract revenues for the six months ended June 30, 2007 consisted of approximately $2.5 million in FTE revenue from Merck, approximately $1.3 million in amortization of license and milestone payments from Merck and approximately $0.8 million amortization of license payments from Pfizer. We had no deferred revenue as of June 30, 2008. Our potential revenues for the remainder of 2008 may include milestone payments from our current collaborations and revenues from any potential new collaboration arrangement we may enter into in future periods.

Research and Development Expenses

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Research and development expenses	$28,416	$17,189	$11,227	$50,036	$33,032	$17,004
Stock-based compensation expense included in research and development expenses	3,102	1,718	1,384	6,194	2,918	3,276

The increase in research and development expenses for the three and six months ended June 30, 2008, as compared to the same periods in 2007, was primarily due to an increase in clinical costs and stock-based compensation expense, as discussed under “Stock-Based Compensation” below.  The increase in clinical costs was attributable to increased costs associated with initiating and running our two Phase 2b clinical trials of R788 in RA patients at clinical research centers throughout the United States, Latin America, and Europe, and manufacturing R788 material to be used in those clinical trials.  We expect our research and development expenses to increase for the remainder of 2008 as we continue with these two Phase 2b clinical trials of R788 in RA, initiate our Phase 2 trial of R788 in lupus and continue to manufacture R788 material to be used in these trials.

The scope and magnitude of future research and development expenses are difficult to predict given the number of clinical trials that we will need to conduct for any of our potential products, as well as our limited capital resources. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical studies in humans. Each of these steps is typically more expensive than the previous step. Success in early stages of development often results in increasing expenditures for a given product candidate. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and stock-based compensation.

General and Administrative Expenses

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
General and administrative expenses	$6,861	$5,373	$1,488	$13,986	$10,412	$3,574
Stock-based compensation expense included in general and administrative expenses	$2,817	$1,987	$830	$5,571	$3,409	$2,162

The increase in general and administrative expenses for the three and six months ended June 30, 2008, as compared to the same periods in 2007, was primarily attributable to an increase in stock-based compensation expense, as discussed under “Stock-Based Compensation” below, and increased legal costs associated with patent filings.

Stock-Based Compensation

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$5,847	$3,656	$2,191	$11,580	$6,272	$5,308
Consultant options	72	49	23	185	55	130

Total	$5,919	$3,705	$2,214	$11,765	$6,327	$5,438

The increase in stock-based compensation expense for the three and six months ended June 30, 2008, as compared to the same periods in 2007, was due to an increased valuation of options granted in January 2008 attributable to our increased stock price and volatility, as well as an increased number of shares subject to options granted in the six months ended June 30, 2008 as compared to the same period in 2007.

Interest Income

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Interest income	$1,289	$1,419	$(130)	$2,819	$2,634	$185

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the three months ended June 30, 2008, as compared to the same period in 2007, was due to lower interest rates in 2008.  The increase of interest income for the six months ended June 30, 2008, as compared to the same period in 2007, was due to an increase in our cash resulting from our public offering completed in February 2008, offset by the impact of lower interest rates.

Interest Expense

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Interest expense	$41	$58	$(17)	$88	$116	$(28)

Interest expense results from our capital lease obligations associated with fixed asset acquisitions. The decrease in interest expense for the three and six months ended June 30, 2008, as compared to the same periods in 2007, was due to the decrease in capital lease obligations outstanding during those periods.

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

To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. As of June 30, 2008, we had approximately $185.0 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $108.3 million as of December 31, 2007, an increase of approximately $76.7 million. The increase was primarily attributable to net proceeds of approximately $127.5 million from our public offering in the first quarter of 2008, offset by operating spending for the six months ended June 30, 2008. For the six months ended June 30, 2008 and 2007, we maintained an investment portfolio primarily in money market funds, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

As of June 30, 2008, we had the following contractual commitments (by fiscal year):

	Total	less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital Lease obligations (1)	$2,201	$587	$1,455	$159	$—
Facilities lease	143,183	5,826	31,042	30,192	76,123

Total	$145,384	$6,413	$32,497	$30,351	$76,123

(1)             As of June 30, 2008, we had approximately $2.2 million in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of June 30, 2008 are secured by the equipment financed, bearing interest at rates between 5.8% and 10.85% and are due in monthly installments through 2011.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2008.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4T.Controls and Procedures

Not applicable.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date, and our operating expenditures are expected to increase over the next several years as we expand our research and development activities. We believe that our existing capital resources will be sufficient to support our current operating plan through at least the next 12 months. In the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any revenues from product sales. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996.   The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $34.0 million and $61.3 million for the three and six months ended June 30, 2008, $74.3 million in 2007 and $37.6 million in 2006. Currently, our revenues are generated solely from research milestone payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of June 30, 2008, we had an accumulated deficit of approximately $430.7 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have four product compounds in the clinical testing stage: one with indications for RA, ITP and B-cell lymphoma, which is proprietary to our company; one in safety testing and intended for psoriasis, RA, and other immunological indications, which is proprietary to our company; one with six indications for oncology, which is subject to a collaboration agreement with Merck Serono; and one in safety testing and intended for allergic asthma, which is subject to a collaboration agreement with Pfizer. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects as well as unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. For example, in our recently completed P2a clinical trial for R788 in rheumatoid arthritis, the most common side effects included dose related neutropenia, elevated liver enzymes and gastrointestinal.  In larger future clinical trials, we may uncover additional side effects and/or higher frequency of side effects than those observed in completed clinical trials. If approved by the U.S. Food and Drug Administration, or FDA, the side effect profile of R788 may also result in a narrowly approved indication for use of the product, especially in light of other drugs currently available to treat RA, dependent on the safety profile of R788 relative to those drugs.

The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. Our lead product candidate is in early development, having recently completed initial Phase 2 clinical trials in two indications. We are conducting additional Phase 2 trials, with larger numbers of patients, before proceeding into Phase 3 trials with R788 for RA. Furthermore, our Phase 2 clinical trial for ITP was conducted in highly refractory patients, as opposed to treatment-naive patients. If efficacy is not demonstrated among treatment-naive patients, any approved indication for ITP will be limited to a subset of the patient population. Finally, with respect to our own compounds in development, we have established anticipated timelines with respect to the initiation or completion of clinical studies based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines for clinical development.

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

We currently do not have manufacturing capabilities or experience necessary to produce our product candidate R788. We rely on a single manufacturer for the R788 product clinical trials. We will rely on manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. These outsourcing efforts with respect to manufacturing preclinical and clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our investigational new drug, or IND, applications and/or the initiation of clinical trials that we have currently planned.

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

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.*

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products although we are not currently aware of any specific causes for concern with respect to clinical liability claims. We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We, or our corporate collaborators, might not be able to obtain insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claim arise.

Our research and development efforts will be seriously jeopardized, if we are unable to attract and retain key employees and relationships.*

As a small company with only 179 employees as of June 30, 2008, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Item 4:  Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on May 29, 2008.  The following is a brief description of each matter voted upon at the 2008 Annual Meeting of Stockholders, as well as the number of votes cast for or against each matter and the number of abstentions and broker non-votes with respect to each matter.  Each of the three directors proposed by us for re-election was elected by the following vote to serve until the 2011 Annual Meeting of Stockholders or until their respective successors have been elected and qualified:

Director Name	Shares Voted For	Shares Voted Against
Walter H. Moos, Ph.D	27,948,167	5,685,233
Hollings C. Renton	28,939,035	4,694,365
Stephen A. Sherwin, M.D.	28,892,005	4,741,395

The stockholders approved amendments to our 2000 Equity Incentive Plan (the “2000 Plan”) to (i) increase the number of shares authorized for issuance under the 2000 plan by 3,350,000 shares of common stock and (ii) provide that the number of shares available for issuance under the 2000 plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by one and one-half (1.5) shares for each share of common stock subject to any other type of award issued pursuant to the 2000 plan : Shares voted for: 21,576,947; Shares voted against: 6,538,910; Shares abstaining: 778; and Broker Non-Votes: 5,516,765.

The stockholders approved an amendment to our 2000 Non-Employee Directors’ Stock Plan (the “Directors Plan”) to increase the number of shares authorized for issuance under the Directors plan by 100,000 shares of common stock: Shares voted for: 20,867,408; Shares voted against: 7,247,498; Shares abstaining: 1,729; and Broker Non-Votes: 5,516,765.

The stockholders ratified the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:  Shares voted for: 33,242,213; Shares voted against: 386,480; and Shares abstaining: 4,707.

Continuing Directors

Our directors whose terms of office continued after the 2008 Annual Meeting of Stockholders were: (1) James M. Gower, Gary A. Lyons and Donald G. Payan, M.D., whose current terms expire at the 2009 Annual Meeting of the Stockholders, and (2) Jean Deleage, Ph.D., Bradford S. Goodwin and Peter S. Ringrose, Ph.D., whose current terms expire at the 2010 Annual Meeting of the Stockholders

Item 6.    Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock. (4)

4.3	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.5	Specimen Common Stock Certificate. (6)

4.6	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (7)

10.21	2000 Equity Incentive Plan, as amended. (8)

10.26	2000 Non-Employee Directors’ Stock Option Plan, as amended.

15.1	Letter re: unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889) and incorporated herein by reference.

(8)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 30, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2008

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock. (4)

4.3	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.5	Specimen Common Stock Certificate. (6)

4.6	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (7)

10.21	2000 Equity Incentive Plan, as amended. (8)

10.26	2000 Non-Employee Directors’ Stock Option Plan, as amended.

15.1	Letter re: unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889) and incorporated herein by reference.

(8)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 30, 2008 and incorporated herein by reference