Form 10-Q
period 2008-09-30
RIGEL PHARMACEUTICALS INC
filed 2008-11-04
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of October 31, 2008, there were 36,584,243 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,718	$44,503
Available-for-sale securities	102,640	63,793
Prepaid expenses and other current assets	3,037	2,834
Total current assets	163,395	111,130

Property and equipment, net	3,198	2,560
Other assets	1,984	2,099
	$168,577	$115,789

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,851	$4,320
Accrued compensation	4,951	8,133
Other accrued liabilities	8,958	2,031
Deferred rent	2,540	638
Capital lease obligations	1,040	990
Total current liabilities	22,340	16,112

Long-term portion of capital lease obligations	1,194	784
Long-term portion of deferred rent	14,114	16,486
Other long-term liabilities	189	225

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,584,243 and 31,381,774 shares issued and outstanding on September 30, 2008 and December 31, 2007, respectively	37	31
Additional paid-in capital	599,128	451,384
Accumulated other comprehensive income (loss)	(12)	198
Accumulated deficit	(468,413)	(369,431)
Total stockholders’ equity	130,740	82,182
	$168,577	$115,789

(1)  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2007.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Contract revenues	$—	$—	$—	$4,600
Costs and expenses:
Research and development	31,232	15,372	81,268	48,404
General and administrative	7,450	5,054	21,436	15,466
	38,682	20,426	102,704	63,870

Loss from operations	(38,682)	(20,426)	(102,704)	(59,270)
Interest income	1,034	1,538	3,853	4,172
Interest expense	(43)	(56)	(131)	(172)

Net loss	$(37,691)	(18,944)	$(98,982)	(55,270)

Net loss per share, basic and diluted	$(1.03)	$(0.61)	$(2.76)	$(1.96)

Weighted average shares used in computing net loss per common share, basic and diluted	36,581	31,030	35,837	28,211

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net loss	$(98,982)	$(55,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,064	1,009
Stock-based compensation expense	17,801	9,121
Changes in assets and liabilities:
Prepaid expenses and other current assets	(203)	1,326
Other assets	115	114
Accounts payable	588	555
Accrued compensation	(3,182)	(255)
Other accrued liabilities	6,927	(95)
Deferred revenue	—	(3,066)
Deferred rent and other long-term liabilities	(506)	2,729
Net cash used in operating activities	(76,378)	(43,832)

Investing activities
Purchases of available-for-sale securities	(170,146)	(100,125)
Maturities of available-for-sale securities	131,089	83,240
Capital expenditures	(1,759)	(864)
Net cash used in investing activities	(40,816)	(17,749)

Financing activities
Proceeds from capital lease financings	1,363	640
Payments on capital lease obligations	(903)	(1,154)
Net proceeds from issuances of common stock	129,949	53,137
Net cash provided by financing activities	130,409	52,623

Net increase (decrease) in cash and cash equivalents	13,215	(8,958)

Cash and cash equivalents at beginning of period	44,503	47,727

Cash and cash equivalents at end of period	$57,718	$38,769

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

2.              Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year. The balance sheet at December 31, 2007 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements. Because all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

3.              Recent Accounting Pronouncements

On December 12, 2007, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively to all prior period presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact of adopting EITF 07-1 on our financial statements and can not estimate the impact of adoption at this time.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option permitted by SFAS No. 159 at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position, or FSP, 157-2, “Effective Date of FASB Statement No. 157,” companies are allowed to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008.  We adopted SFAS No. 157 with regard to all financial assets and liabilities in our financial statements in the first quarter of 2008 and have elected to delay the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities until the first quarter of 2009.  The adoption of SFAS 157 had no material impact on our financial statements.

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

5.              Stock Award Plans

Total stock-based compensation expense related to all of our share-based awards that we recognized for the three and nine months ended September 30, 2008 and 2007 was comprised as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Research and development	$3,035	$1,294	$9,229	$4,212
General and administrative	3,001	1,500	8,572	4,909
Total stock-based compensation expense	$6,036	$2,794	$17,801	$9,121

Under SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. We have segregated option awards into three homogenous groups, officers and directors, all other employees, and consultants, for purposes of determining fair values of options.

We determined weighted-average valuation assumptions separately for each of these groups as follows:

•                  Volatility - We estimated volatility using the historical share price performance over the expected life of the option up to the point where we have historical market data. We also considered other factors, such as implied volatility, our current clinical trials and other company activities that may affect the volatility of our stock in the future. We determined that at this time historical volatility is more indicative of our expected future stock performance.

•                  Expected term - We worked with various historical data to determine the most applicable expected term for each option group. These data included: (1) for options exercised, term of the options from option grant date to exercise date; (2) for options cancelled, term of the options from grant date to cancellation date, excluding unvested option forfeitures; and (3) for options which remained outstanding at the balance sheet date, term of the options from grant date to the end of the reporting period, and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each option group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we also considered the vesting schedules of the options, the optionee type (i.e., officers and directors, all other employees and consultants) and other factors that may affect the expected term of the option. For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.1%	4.5%	2.8%	4.7%
Expected term (in years)	4.0	4.0	4.5	4.1
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	92.1%	71.1%	93.0%	79.2%

Option exercise prices are set at not less than the closing price of our common stock on the trading day immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. We granted options to purchase 1,528,180 shares of common stock during the nine months ended September 30, 2008, with a grant-date weighted average fair value of $18.03 per share. We granted options to purchase 1,032,843 shares of common stock during the nine months ended September 30, 2007, with a grant-date weighted average fair value of $6.96 per share.  As of September 30, 2008, there was approximately $16.1 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our stock option plans. At September 30, 2008, 4,458,954 shares of common stock were available for future grant under our equity incentive plans and options to purchase 164,309 shares were exercised during the nine months ended September 30, 2008.

Employee Stock Purchase Plan (ESPP)

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions set forth in the table on the next page. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date.

Our ESPP plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” We had a “reset” for a new twenty-four month offering period starting on July 1, 2008 because the fair market value of our stock on June 30, 2008 was lower than the fair market value of our stock on January 2, 2008, the first day of the offering period. We applied modification accounting in accordance with SFAS 123(R) to determine the incremental fair value associated with this ESPP “reset” and recognized the related stock-based compensation expense according to the FASB Technical Bulletin, or FTB, No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option.” The total incremental fair value for this ESPP “reset” was $849,155, which will be recognized over the new twenty-four month offering period.

As of September 30, 2008, there were approximately 1,472,085 shares reserved for future issuance under the ESPP and 38,160 shares were purchased under the ESPP during the nine months ended September 30, 2008. The following table summarizes the weighted-average assumptions related to our ESPP for the nine months ended September 30, 2008 and 2007. Expected volatilities for our ESPP are based on the historical volatility of our stock. Expected term represents the weighted average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates. There have been no significant changes in the assumptions before and after the “reset” of our ESPP plan.

	Nine Months Ended
	September 30,
	2008	2007
Risk-free interest rate	2.1%	4.7%
Expected term (in years)	1.3	0.6
Dividend yield	0.0%	0.0%
Expected volatility	99.0%	45.5%

6.              Revenue Recognition

We recognize revenue from our collaboration arrangements. Our revenue arrangements with multiple elements are accounted for under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

7.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Checking account	$433	$425
Money market funds	40,787	15,051
U. S. treasury bills	24,858	—
Government-sponsored enterprise securities	57,865	38,262
Corporate bonds and commercial paper	36,415	54,558

	$160,358	$108,296
Reported as:
Cash and cash equivalents	$57,718	$44,503
Available-for-sale securities	102,640	63,793

	$160,358	$108,296

Cash equivalents and available-for-sale securities included the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2008	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$24,835	$23	$—	$24,858
Government-sponsored enterprise securities	57,983	10	(128)	57,865
Corporate bonds and commercial paper	36,332	94	(11)	36,415

Total	$119,150	$127	$(139)	$119,138

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2007	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$38,256	$18	$—	$38,274
Corporate bonds and commercial paper	54,366	197	(5)	54,558

Total	$92,622	$215	$(5)	$92,832

Available-for-sale Securities.  At September 30, 2008, the above available-for-sale securities had a weighted average time to maturity of approximately 117 days. We have the ability to hold all investments as of September 30, 2008 to maturity.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
September 30, 2008	Fair Value	Losses
Government-sponsored enterprise securities	$43,151	$(128)
Corporate bonds and commercial paper	4,052	(11)
Total	$47,203	$(139)

		Unrealized
December 31, 2007	Fair Value	Losses
Government-sponsored enterprise securities	$—	$—
Corporate bonds and commercial paper	6,394	(5)
Total	$6,394	$(5)

At September 30, 2008 and December 31, 2007, we had no investment that had been in a continuous unrealized loss position for more than twelve months.  As of September 30, 2008 and December 31, 2007, a total of sixteen and three individual securities, respectively, were in an unrealized loss position for twelve months or less, which loss was deemed to be temporary.

8.              Fair Value

Fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

The fair valued assets we hold that are generally included in this category are money market securities where fair value were based on publicly quoted prices.

Level 2 — Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

The fair valued assets we hold that are generally included in this category were government-sponsored enterprise securities, U. S. Treasury bills, corporate bonds and commercial paper where fair value is based on valuation methodologies such as models using observable market inputs, such as benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data.

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

We carry no investments classified under Level 3.

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Money market fund	$40,787	$—	$—	$40,787
U. S. treasury bills		24,858	—	24,858
Government-sponsored enterprise securities	—	57,865	—	57,865
Corporate bonds and commercial paper	—	36,415	—	36,415
Total	$40,787	$119,138	$—	$159,925

9.              Equipment Lease Line

In January 2008, we obtained a new equipment lease line with a borrowing capability of $1.5 million.  Our borrowing capacity under this equipment lease line was increased to $3.2 million in July 2008. We have the ability to draw down on this line until the end of 2008.  The repayment period will be for three years beginning on the date of each draw down, with the interest rate on the line fixed at each draw down. Each draw down has a bargain purchase buyout provision of $1. During the nine months ended September 30, 2008, we drew down approximately $1.4 million, which is included in our capital lease obligation on our balance sheet.  As of September 30, 2008, approximately $1.8 million of the equipment lease line remained available.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the condensed balance sheet of Rigel Pharmaceuticals, Inc. as of September 30, 2008, and the related condensed statements of operations for the three and nine-month periods ended September 30, 2008 and 2007, and the condensed statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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
October 31, 2008

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of results that may occur in future periods.

This report contains statements that involve expectations, plans or intentions. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this quarterly report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations, including revenues that may be received from these collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed in the “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory/autoimmune diseases and cancer, as well as viral and metabolic diseases. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have product development programs in inflammatory/autoimmune diseases such as rheumatoid arthritis, thrombocytopenia and asthma, as well as in cancer and viral and metabolic diseases.

We have multiple product candidates in development as follows:

•                  R788 (fostamatinib disodium)—Product Candidate for Rheumatoid Arthritis (RA).  R788 is our lead product candidate. It has a novel mechanism of action, inhibiting immunoglobulins G (IgG) receptor signaling in macrophages and B-cells.

In December 2007, we announced the results of a Phase 2 clinical trial of R788 in RA patients simultaneously receiving methotrexate, in which doses of 100 mg bid and 150 mg bid of R788 produced statistically significant improvement in RA symptoms. The most common clinically meaningful adverse events noted in the clinical trial included dose-related neutropenia, mild elevations of liver function tests and gastrointestinal side effects. Dose reduction (to one-half the assigned dose by taking the drug once per day) was pre-specified in the protocol and contingent on neutrophil counts and/or liver function tests.  Notably, a vast majority of the patients who had their doses reduced successfully completed the clinical trial with minimal safety issues.

In June 2008, we announced the commencement of two concurrent Phase 2b clinical trials of R788 in RA patients at a number of clinical research centers throughout the United States, Latin America, and Europe to evaluate the efficacy of R788 compared to placebo in distinct RA patient groups.  The first Phase 2b clinical trial (TASKi 2) is evaluating RA patients receiving 100 mg of R788 PO bid (orally, twice daily) or 150 mg of R788 PO qd (orally, once daily), compared with those receiving placebo, in a multi-center, randomized, double blind, placebo controlled, parallel dose study of R788 in patients who have failed to respond to methotrexate. The second Phase 2b clinical trial (TASKi 3) is evaluating a group of RA patients receiving 100 mg of R788 PO bid, compared with a group receiving placebo, in a multi-center, randomized, double blind, placebo controlled, parallel dose study of R788 in patients who have failed at least one marketed biologic agent. The class of biologic agents generally includes anti-tumor necrosis factor injectables commonly used to treat RA, but could include other therapies as well. The primary objective of both TASKi 2 and TASKi 3 is to measure the efficacy of R788 as determined by ACR20 scores (American College of Rheumatology responder rates showing a minimum of 20% improvement in RA symptoms and pain) at 6 months and 3 months, respectively. Secondary objectives include comparing higher ACR response rates (ACR 50 and ACR 70) and DAS28 (Disease Activity Score including a 28-joint inspection) rates, in addition to evaluating various safety measures. TASKi 3 will also include measurement of changes in bone morphology using magnetic resonance imaging (MRI) scans.  Initial results of the clinical trials are expected to be available by late summer 2009.

•                  R788—Product Candidate for Immune Thombocytopenic Purpura (ITP).  Platelet destruction from ITP is mediated by IgG signaling, and R788 is a potent inhibitor of IgG signaling. In preclinical studies, R788 was shown to improve thrombocytopenia in an ITP mouse model. We recently completed an exploratory Phase 2 clinical trial of R788 to evaluate its safety and initial efficacy in chronic ITP patients. In this clinical trial, R788 was orally administered in varying doses for 30 or more days and demonstrated that it can improve platelet counts in highly refractory patients. We have postponed expanding this clinical trial of R788 in ITP until we have further clarity on development priorities from a potential partner for R788.

•                  R788—Product Candidate for B-Cell Lymphoma.  Research has shown that over activity of the signaling enzyme spleen tyrosine kinase, or Syk, appears to be an essential mechanism in several types of B-cell lymphoma proliferation and that R788 can inhibit the growth of B-cell lymphoma driven by Syk over activity. In June 2008, we reported preliminary results of a Phase 2 clinical trial of R788 in patients with relapsed or refractory B-cell non-Hodgkin’s lymphoma (NHL).  We reported favorable responses for patients suffering from small lymphocytic lymphoma/chronic lymphocytic leukemia (SLL/CLL) or from diffuse large B-cell lymphoma (DLBCL), particularly in view of the advanced and refractory stage of the disease in the treated patients.

•                  R788—Product Candidate for T-Cell Lymphoma.  We expect to initiate a Phase 2 trial for T-cell Lymphoma within the next several months.

•                  R788—Product Candidate for Systemic Lupus Erythematosus (SLE or Lupus).  Preclinical studies have shown that R788 is highly effective in a murine model of lupus.  We have postponed the initiation of the Lupus trial until we have further clarity on development priorities from a potential partner for R788.

•                  R348—Product Candidate for Psoriasis and other immune disorders.  R348  is an orally-available potent, selective janus kinase 3 (JAK3) inhibitor. JAK3 is a cytoplasmic tyrosine kinase that plays an important role in lymphocyte differentiation and proliferation in a variety of autoimmune diseases. Moving forward, we plan to focus on psoriasis and possible topical applications with R348 and to do so with a collaboration partner. We will move forward with another selective JAK3 inhibitor compound for transplant rejection.  We expect to select this new JAK3 inhibitor compound by the end of 2008. We will proceed on our own with this compound in transplant rejection.  We do not plan to start a second rheumatoid arthritis program at this time so as not to compete with the more advanced R788 program in the clinic.

•                  R763—Product Candidate for Oncology.  R763/AS703569 is a potent, highly-selective, small-molecule inhibitor of aurora kinase. In October 2005, we signed a licensing agreement with Merck Serono that gave Merck Serono an exclusive license to develop and commercialize inhibitors in our aurora kinase program, including R763/AS703569. In November 2007, Merck Serono exercised its option to add Japan to the territories covered under the current aurora kinase collaboration with respect to R763/AS703569, resulting in a milestone payment to us of $3.0 million. Under the agreement, Merck Serono is responsible for the further development and commercialization of R763/AS703569. In September 2006, Merck Serono initiated a Phase 1 multi-center clinical trial to evaluate R763/AS703569 for the treatment of patients with refractory solid tumors. In February 2007, Merck Serono began an additional Phase 1 clinical trial evaluating R763/AS703569 in patients with hematological malignancies. In July 2007, Merck Serono initiated its third Phase 1 clinical trial, designed to determine the maximum tolerated dose, safety and dosing regimen of R763/AS703569 in combination with gemcitabine, a commonly prescribed chemotherapeutic agent administered by intravenous infusion. The clinical trial is evaluating two different treatment regimens in which R763/AS703569 is given in sequence with gemcitabine over 21-day cycles. As many as 72 patients with advanced malignancies, including pancreatic, ovarian, breast, non-small cell lung and colorectal, will be evaluated.

•                  R343—Product Candidate for Asthma.  In the first quarter of 2005, we announced a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease. The collaboration initially focused on our preclinical small molecule compounds, which inhibit immunoglobulin E, or IgE, receptor signaling in respiratory tract mast cells by blocking Syk, a novel drug target for respiratory diseases. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could prevent both phases.

The collaboration is now centered on the development of R343. Pfizer has completed the Phase 1 clinical trial of an inhaled formulation of R343.  We expect that Pfizer will begin a Phase 1b allergen challenge trial at the beginning of 2009.

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborations. We currently have collaborations with six major pharmaceutical/biotechnology companies. These collaborations include a collaboration with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics; two collaborations with Pfizer, one initiated in 1999 in immunology and the other in January 2005, relating to intrapulmonary asthma and allergy therapeutics; a collaboration with Novartis Pharma AG, or Novartis, with respect to four different programs relating to immunology, oncology and chronic bronchitis; a collaboration with Daiichi Pharmaceuticals Co., Ltd., or Daiichi, relating to oncology; a collaboration with Merck & Co., Inc., or Merck, also relating to oncology; and a collaboration with Merck Serono, relating to our aurora kinase inhibitor program. None of these collaborations currently provides us with regular research reimbursement. In all of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We can not guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements.

Equity Financings

During the first quarter of 2008, we completed an underwritten public offering in which we sold 5,000,000 shares of our common stock at a price to the public of $27.00 per share. We received net proceeds of approximately $127.5 million after deducting underwriting discounts and commissions and offering expenses.

Recent Accounting Pronouncements

On December 12, 2007, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively to all prior period presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact of adopting EITF 07-1 on our financial statements and can not estimate the impact of adoption at this time.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option permitted by SFAS No. 159 at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position, or FSP, 157-2, “Effective Date of FASB Statement No. 157,” companies are allowed to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008.  We adopted SFAS No. 157 with regard to all financial assets and liabilities in our financial statements in the first quarter of 2008 and have elected to delay the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities until the first quarter of 2009.  The adoption of SFAS 157 had no material impact on our financial statements.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed financial statements, which have been prepared in accordance with U.S generally accepted accounting principles for interim financial information. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to terms of the research collaborations (i.e. amortization of upfront fees and certain milestone payments), investments, stock compensation, impairment issues, the estimated useful life of assets and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the quarter ended September 30, 2008 as compared to those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Results of Operations

Three and Nine Months Ended September 30, 2008 and 2007

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Contract revenues	$—	$—	$—	$—	$4,600	$(4,600)

Contract revenues by collaborator were:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Merck	$—	$—	$—	$—	$3,841	$(3,841)
Pfizer	—	—	—	—	759	(759)
Total	$—	$—	$—	$—	$4,600	$(4,600)

There were no contract revenues reported during the three and nine months ended September 30, 2008 or for the three months ended September 30, 2007. Contract revenues for the nine months ended September 30, 2007 consisted of approximately $2.5 million in full time employee, or FTE, revenue from Merck, approximately $1.3 million in amortization of license and milestone payments from Merck and approximately $0.8 million amortization of license payments from Pfizer. We had no deferred revenue as of September 30, 2008. Our potential revenues for the remainder of 2008 is expected to only include revenues from any potential new collaboration arrangements, if any, we may enter into the future.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Research and development expenses	$31,232	$15,372	$15,860	$81,268	$48,404	$32,864
Stock-based compensation expense included in research and development expenses	3,035	1,294	1,741	9,229	4,212	5,017

The increase in research and development expenses for the three and nine months ended September 30, 2008, compared to the same periods in 2007, was primarily due to an increase in clinical costs and stock-based compensation expense, as discussed under “Stock-Based Compensation” below.  The increase in clinical costs was primarily attributable to increased costs associated with initiating and running our two Phase 2b clinical trials and the extension trial of R788 in RA patients at clinical research centers throughout the United States, Latin America, and Europe, and manufacturing R788 material to be used in these clinical trials.

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

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
General and administrative expenses	$7,450	$5,054	$2,396	$21,436	$15,466	$5,970
Stock-based compensation expense included in general and administrative expenses	3,001	1,500	1,501	8,572	4,909	3,663

The increase in general and administrative expenses for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was primarily attributable to an increase in stock-based compensation expense, as discussed under “Stock-Based Compensation” below, and increased legal costs associated with the increase in our patent portfolio.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$6,027	$2,739	$3,288	$17,607	$9,011	$8,596
Consultant options	9	55	(46)	194	110	84
Total	$6,036	$2,794	$3,242	$17,801	$9,121	$8,680

The increase in stock-based compensation expense for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was due to an increased valuation of options granted in January 2008 attributable to our increased stock price and volatility, as well as an increased number of shares subject to options granted in the nine months ended September 30, 2008 as compared to the same period in 2007.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Interest income	$1,034	$1,538	$(504)	$3,853	$4,172	$(319)

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was due to lower interest rates earned on our investments in 2008.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Aggregate Change	2008	2007	Aggregate Change
	(in thousands)
Interest expense	$43	$56	$(13)	$131	$172	$(41)

Interest expense results from our capital lease obligations associated with fixed asset acquisitions. The decrease in interest expense for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was due to lower interest rates on capital lease obligations outstanding during those periods.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date, and our operating expenditures are expected to increase over the next several years.

We believe that our existing capital resources will be sufficient to support our current operating plan through at least the next 12 months.  Our forecast of the period of time through which our capital resources will be adequate to support our current operating plan is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

In the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical testing costs and the absence of any revenues from product sales. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations.  Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments.  With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.  Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the U. S. and worldwide. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will be able obtain financing on terms favorable to our stockholders or us.

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

•                  our ability to establish new collaborations and the terms thereof;

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. As of September 30, 2008, we had approximately $160.4 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $108.3 million as of December 31, 2007, an increase of approximately $52.1 million. The increase was primarily attributable to net proceeds of approximately $127.5 million from our public offering in the first quarter of 2008, offset by operating spending for the nine months ended September 30, 2008. For the nine months ended September 30, 2008 and 2007, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Contractual Obligations

As of September 30, 2008, we had the following contractual commitments (by fiscal year):

	Total	Less Than 1 Yr	1-3 Yrs	3-5 Yrs	More Than 5 Yrs
	(in thousands)
Capital Lease obligations (1)	$2,443	$268	$1,851	$324	$—
Facilities lease	140,852	3,495	31,042	30,192	76,123
Total	$143,295	$3,763	$32,893	$30,516	$76,123

(1)             As of September 30, 2008, we had approximately $2.4 million in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of September 30, 2008 are secured by the equipment financed, bear interest at rates between 5.8% and 10.85% and are due in monthly installments through 2011.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2008.

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that our existing capital resources will be sufficient to support our current operating plan through at least the next 12 months.  Our forecast of the period of time through which our capital resources will be adequate to support our current operating plan is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under this section.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

In the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any revenues from product sales. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations.  Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments.  With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.  Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial market in the U. S. and worldwide. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us.

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

•                  our ability to establish new collaborations and the terms thereof;

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996.  The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $37.7 million and $99.0 million for the three and nine months ended September 30, 2008, $74.3 million in fiscal year 2007 and $37.6 million in fiscal year 2006. Currently, our revenues are generated solely from research milestone payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of September 30, 2008, we had an accumulated deficit of approximately $468.4 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

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

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects as well as unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. For example, in our recently completed Phase 2a clinical trial for R788 in rheumatoid arthritis, the most common clinically meaningful adverse events noted in the clinical trial included dose-related neutropenia, mild elevations of liver function tests and gastrointestinal side effects.  In larger future clinical trials, we may discover additional side effects and/or higher frequency of side effects than those observed in completed clinical trials. If approved by the U.S. Food and Drug Administration, or FDA, the side effect profile of R788 may also result in a narrowly approved indication for use of the product, especially in light of other drugs currently available to treat RA, dependent on the safety profile of R788 relative to those drugs.

The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. Our lead product candidate is in early development, having recently completed initial Phase 2 clinical trials in two indications. We are conducting additional Phase 2b trials, with larger numbers of patients, before proceeding into Phase 3 trials with R788 for RA. Furthermore, our Phase 2 clinical trial for ITP was conducted in highly refractory patients, as opposed to treatment-naive patients. If efficacy is not demonstrated among treatment-naive patients, any approved indication for ITP will be limited to a subset of the patient population. Finally, with respect to our own compounds in development, we have established anticipated timelines with respect to the initiation or completion of clinical studies based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines for clinical development.

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

We currently do not have manufacturing capabilities or experience necessary to produce our product candidate R788. We rely on a single manufacturer of R788 for our R788 clinical trials. We will rely on manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. These outsourcing efforts with respect to manufacturing preclinical and clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

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

Because most of our expected future revenues are contingent upon collaborative and license agreements, we might not meet our strategic objectives.*

Our ability to generate revenue in the near term depends on our ability to enter into additional collaborative agreements with third parties and to maintain the agreements we currently have in place. Our ability to enter into new collaborations and the revenue, if any, that may be recognized under these collaborations is highly uncertain. If we are unable to enter into new collaborations, our business prospects could be harmed, which could have an immediate adverse effect on the trading price of our stock. Our ability to enter into a collaboration may be dependent on many factors such as the fit of one of our programs with another company’s regulatory risk tolerance, their patent portfolio expiration timeline, clinical pipeline, overall corporate goals and financial position.

To date, most of our revenues have been related to the research phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is partially offset by corresponding research costs. Following the completion of the research phase of each collaborative agreement, additional revenues may come only from milestone payments and royalties, which may not be paid, if at all, until some time well into the future. The risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received milestone payments from Johnson & Johnson, Novartis, Daiichi, Merck, Merck Serono and Pfizer. Under many agreements, however, milestone payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our stock.

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

Our success is dependent on intellectual property rights held by third parties and us, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 220 pending patent applications and over 120 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our research and development efforts will be seriously jeopardized, if we are unable to attract and retain key employees and relationships.*

As a small company with only 185 employees as of September 30, 2008, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our key personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value.*

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

•                  selling by large stockholders;

•                  presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock. (4)

4.3	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.5	Specimen Common Stock Certificate. (6)

4.6	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (7)

15.1	Letter regarding unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2008

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 4, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Warrant issued to TBCC Funding Trust II for the purchase of shares of common stock. (4)

4.3	Amended and Restated Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.5	Specimen Common Stock Certificate. (6)

4.6	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (7)

15.1	Letter regarding unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889) and incorporated herein by reference.