Form 10-K
period 2008-12-31
RIGEL PHARMACEUTICALS INC
filed 2009-02-27
CIK 1034842

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

         The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Common Stock as reported on the Nasdaq Global Market on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was $821,195,930. Shares of the registrant's outstanding Common Stock held by each executive officer, director and affiliates of the registrant's outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

         As of February 20, 2009, there were 36,700,860 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on June 4, 2009.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the documents that we incorporate by reference, contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. We usually use words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress and results of our product development programs, including clinical testing, and the timing thereof; our corporate collaborations, including revenues that may be received from these collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.    Business

Overview

        Rigel Pharmaceuticals, Inc. was incorporated in Delaware in June 1996, and is based in South San Francisco, California. We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory/autoimmune diseases, as well as for certain cancers and metabolic diseases. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have product development programs in inflammatory/autoimmune diseases such as rheumatoid arthritis, thrombocytopenia and asthma, as well as in cancer.

        During 2008 and the beginning of 2009, we:

  •
  Announced the completed enrollment for the TASKi2 clinical trial in December 2008 with 457 patients randomized. TASKi2 is a clinical trial of R788 (fostamatinib disodium) in patients with rheumatoid arthritis (RA) who have previously failed to respond to methotrexate treatment. (February 2009)

  •
  Announced that the TASKi3 clinical trial of R788 is expected to complete enrollment in April 2009 with an anticipated enrollment of 195 patients with RA who have previously failed to respond to at least one marketed biologic treatment. (February 2009)

  •
  Reported favorable results in QTc study for R788. The recently completed double-blind, double-dummy, randomized, positive and placebo controlled parallel study of the effects of R788 on

    QT/QTc intervals in healthy subjects has confirmed that R788 does not elicit a QT/QTc signal. (February 2009)

  •
  Reported favorable results of the Phase 2 clinical trial of R788 in patients with relapsed or refractory B-Cell non-Hodgkin's lymphoma (NHL). The response rates were 55% and 22% from patients suffering from chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) and diffuse large B-cell lymphoma (DLBCL), respectively. The results affirm that R788 is well-tolerated and shows therapeutic benefit in patients suffering from CLL/SLL and DLBCL. (December 2008)

  •
  Completed a public offering of 5,000,000 shares of our common stock, which resulted in net proceeds of approximately $127.5 million after deducting underwriting discounts and commissions and offering expenses. (February 2008)

Strategy

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

        The key elements to our scientific and business strategy are to:

  •
  establish strategic collaborations with pharmaceutical and biotechnology companies to develop and market our product candidates;

  •
  develop a diverse portfolio of drug candidates that address a variety of therapeutic indications or that represent significant market opportunities; and

  •
  utilize our robust discovery engine to rapidly discover and validate new product candidates in a broad range of therapeutic indications.

Product Development Programs

        Our product development portfolio features multiple novel small molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory/autoimmune diseases, as well as for certain cancers and metabolic diseases.

Pipeline	Current Stage	Status
R788—Oral Syk Inhibitor
RA	Phase 2b	Completed patient enrollment for TASKi2. TASKi3 is expected to complete enrollment in April 2009. Results for TASKi2 and TASKi3 are expected to be available in July and August 2009, respectively.
ITP	Phase 2	Postponed expanding this clinical trial until we have further clarity on development priorities from a potential partner for R788.

Pipeline	Current Stage	Status
B-cell lymphoma	Phase 2	Reported favorable results of the Phase 2 clinical trial in patients with relapsed or refractory B-Cell non-Hodgkin's lymphoma.
T-cell lymphoma	Phase 2	Expect to initiate a Phase 2 clinical trial in the first quarter of 2009.
Lupus		Postponed initiating a clinical trial for this indication until we have further clarity on development priorities from a potential partner for R788.
R348—JAK3 Inhibitor
Psoriasis	Phase 1	When we have a collaboration partner, we plan to focus on psoriasis and possible topical applications.
R763—Oral Aurora Kinase Inhibitor
Oncology	Phase 1—Merck Serono	Merck Serono has initiated three Phase 1 clinical trials for indications including solid tumors, hematological disorders and a combination study in advanced malignancies. We expect that Merck Serono will initiate a Phase 2 trial by the end of 2009.
R343—Inhaled Syk Inhibitor
Asthma	Phase 1—Pfizer	Pfizer completed a Phase 1a clinical trial of an inhaled formulation. We expect that Pfizer will initiate a Phase 1b allergen challenge trial in 2009.

Clinical Stage Programs

  Rheumatoid Arthritis

        Disease background.    RA is an autoimmune disease characterized by chronic inflammation that affects multiple tissues, but typically produces its most pronounced symptoms in the joints. RA is often progressive and debilitating and affects nearly 2.1 million people in the United States.

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

        R788 is our lead product candidate. It has a novel mechanism of action, blocking immunoglobulin G, or IgG, receptor signaling in macrophages and B-cells. Previously, we studied R788 in a Phase 1, single center, double-blind, randomized, placebo-controlled, clinical trial evaluating the safety and pharmacokinetics of escalating single and multiple doses of R788. We also completed a Phase 2a clinical trial of R788 to evaluate its safety and pharmacokinetics in combination with methotrexate, a commonly prescribed treatment for RA. Results of this clinical trial suggested that there is not an adverse interaction between R788 and methotrexate.

        In December 2007, we announced the results of a Phase 2a clinical trial of R788 in RA patients simultaneously receiving methotrexate, in which doses of 100 mg PO bid (orally, twice daily) and 150 mg PO bid of R788 produced statistically significant improvement in RA symptoms. The most common clinically meaningful adverse events noted in the clinical trial included dose-related neutropenia, mild elevations of liver function tests and gastrointestinal side effects. Dose reduction (to one-half the assigned dose by taking the drug once per day) was pre-specified in the protocol and contingent on neutrophil counts and/or liver function tests. Notably, a vast majority of the patients who had their doses reduced successfully completed the clinical trial with minimal safety issues.

        In June 2008, we commenced two concurrent Phase 2b clinical trials of R788 in RA patients at a number of clinical research centers throughout the United States, Latin America, and Europe to evaluate the efficacy of R788 compared to placebo in distinct RA patient groups. The first Phase 2b clinical trial (TASKi2) is evaluating RA patients receiving 100 mg of R788 PO bid (orally, twice daily) or 150 mg of R788 PO qd (orally, once daily), compared with those receiving placebo, in a multi-center, randomized, double blind, placebo controlled, parallel dose study of R788 in patients who have failed to respond to methotrexate. The second Phase 2b clinical trial (TASKi3) is evaluating a group of RA patients receiving 100 mg of R788 PO bid, compared with a group receiving placebo, in a multi-center, randomized, double blind, placebo controlled, parallel dose study of R788 in patients who have failed at least one marketed biologic agent. The marketed biologic agents generally includes anti-tumor necrosis factor injectables commonly used to treat RA, but could include other therapies as well. The primary objectives for TASKi2 and TASKi3 are to measure the efficacy of R788 at 6 months and 3 months, respectively, as determined by ACR20 scores (American College of Rheumatology responder rates showing a minimum of 20% improvement in RA symptoms and pain). Secondary objectives include comparing higher ACR response rates (ACR 50 and ACR 70), as well as DAS28 rates (Disease Activity Score including a 28-joint inspection), in addition to various safety measures. TASKi3 will also include measurement of changes in bone morphology using MRI scans as a secondary measure.

        In December 2008, we completed enrollment for TASKi2 with 457 patients randomized. The TASKi3 clinical trial of R788 is expected to complete enrollment in April 2009 with an anticipated enrollment of 195 patients. The results from TASKi2 and TASKi3 are expected to be available in July and August 2009, respectively.

  Immune Thrombocytopenia Purpura

        Disease background.    Immune thrombocytopenia purpura, or ITP, is a blood disorder in which the immune system attacks and destroys platelets in the blood resulting in an abnormally low platelet count, which can result in easy bruising, bleeding gums and internal bleeding. Approximately 200,000 people in the United States suffer from ITP. The majority of cases are in women, with 50% of the new cases found in children.

        First line medical therapy for ITP consists primarily of steroids, which help prevent bleeding by decreasing the rate of platelet destruction. The current treatment options for chronic ITP have potentially significant side effects and lack long-term effectiveness. When steroid therapy fails, the patient's spleen may need to be removed, which poses the risk of other significant complications. There is no consensus on the appropriate management for chronic ITP, but due to the fact that sustained remission is infrequent, new therapies are needed. Rigel is focused on the chronic form of ITP, targeting the underlying autoimmune cause of the disease.

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

  B-cell Lymphoma

        Disease background.    Lymphoma is a large class of blood cancers that affect the lymphatic system, which is part of the immune system. In 2008, lymphoma affected an estimated 500,000 people in the United States, of which 347,000 suffered from non-Hodgkin's varieties of the disease. Diffuse large B-cell lymphoma is the most common type of non-Hodgkin's lymphoma and is generally categorized as aggressive, marked by rapidly growing tumors in the lymph nodes, spleen, liver, bone marrow and other organs.

        A variety of treatment options exist, including chemotherapy and radiation, but the five-year survival rates for non-Hodgkin's lymphoma patients are only approximately 50%. For those who survive, recurrences of the disease are common, warranting additional and novel approaches to treatment of the lymphoma.

        Orally-available Syk inhibitor program.    Research has shown that over activity of the signaling enzyme spleen tyrosine kinase, or Syk, appears to have an essential role in the survival and proliferation of certain B-cell lymphoma cell lines, and that R788 can inhibit the growth of B-cell lymphoma driven by Syk over activity. In December 2008, we reported that R788 is well-tolerated by B-cell Lymphoma patients and shows therapeutic benefit in patients suffering from diffuse large B-Cell lymphoma (DLBCL) and chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL). A total of 68 patients received 200 mg PO bid (orally, twice daily) of R788 until disease progression occurred. Treatment response rates from patients suffering from chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) and diffuse large B-cell lymphoma (DLBCL) were 55% and 22%, respectively. Response to treatment was evaluated using standard NHL response criteria (The Cheson Criteria). Treatment-related adverse events included cytopenias, fatigue, diarrhea/abdominal discomfort and hypertension. Most adverse events were mild to moderate and were reversible.

  T-cell Lymphoma

        Disease background.    Approximately 12-15% of the non-Hodgkins lymphomas that are not classified as B-cell in origin are T-cell and natural killer (NK) cell in origin. Within these malignancies, two broad groups can be defined, the precursor or pre-thymic lymphomas (e.g. lymphoblastic lymphoma) and the post-thymic lymphomas or peripheral NK/T-cell lymphomas, or PTCLs. In the World Health Organization (WHO) Classification, the PTCLs can be further subdivided into predominantly leukemic, extranodal, and nodal types. Studies in recent years have confirmed that lymphomas of the T-cell phenotype have a poorer prognosis than do B-cell lymphomas.

        To date, cyclophosphamide, adriamycin (hydroxydoxorubicin), vincristine (oncovin) and prednisone, or CHOP, or CHOP-like chemotherapy has constituted the most prevalent approach to the treatment of PTCLs. However, except for anaplastic lymphoma kinase, or ALK,-positive, anaplastic large cell lymphoma, or ALCL, this approach has been disappointing both in terms of the response rate and the durability of response. Despite the initial promise of other novel approaches, the outlook for patients with PTCL remains grim, and there is clearly a need for additional novel approaches.

        Orally-available Syk inhibitor program.    Recent research has suggested that spleen tyrosine kinase (syk) may be important in the growth of some types of T-cell lymphomas. We plan to initiate a Phase 2 exploratory clinical trial in patients with PTCL. The clinical trial will be conducted in 2 stages. In the first stage, up to 19 patients will be enrolled in the clinical trial. In the second stage, up to 36 patients with PTCL will be enrolled. All patients will receive 200 mg of R788 PO bid for at least 8 weeks.

  Lupus

        Orally-available Syk inhibitor program.    Preclinical studies have shown that R788 is highly effective in a murine model of lupus. The initiation of a clinical trial in Lupus patients has been postponed until we have further clarity on development priorities from a potential partner for R788.

  JAK3 Inhibitor in Psoriasis

        Disease background.    We believe our janus kinase 3, or JAK3, inhibitor may be useful in treating psoriasis. Psoriasis is a lifelong autoimmune disease that affects approximately 7.5 million people in the United States and an estimated 125 million people worldwide. Approximately 10%-30% of patients with psoriasis also develop psoriatic arthritis, which causes pain, swelling and stiffness of the joints.

        JAK3 inhibitor program.    R348 is a potent and selective JAK3 inhibitor. JAK3 is a cytoplasmic tyrosine kinase that plays an important role in modulating cytokine signaling in T and B cells, as well as affecting lymphocyte differentiation and proliferation in a variety of autoimmune diseases. Moving forward, we plan to focus on psoriasis and possible topical applications of R348 in conjunction with a collaboration partner.

Research/Preclinical Programs

        We are conducting proprietary research in two broad disease areas: inflammation/immunology and metabolism. Within each disease area, we are investigating mechanisms of action as well as screening compounds against potential novel intracellular targets and optimizing those leads that appear to have the greatest potential.

        Our most advanced program is the protein kinase C, or PKC, theta program in the area of immunology/inflammation. We expect to select a compound from the PKC theta program for preclinical development in 2009. We also plan to select another syk inhibitor compound to serve as a follow-on compound to R788. We expect to select this compound for preclinical development in late 2009. In addition, we plan to develop another selective JAK3 inhibitor compound for transplant rejection. We expect to select this new JAK3 inhibitor compound by the end of 2009.

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

        In September 2006, Merck Serono initiated a Phase 1, multi-center clinical trial to evaluate R763/AS703569 for the treatment of patients with refractory solid tumors. In February 2007, Merck Serono began an additional Phase 1 clinical trial evaluating R763/AS703569 on patients with hematological malignancies. In July 2007, Merck Serono initiated its third Phase 1 clinical trial, designed to determine the maximum tolerated dose, safety and dosing regimen of R763/AS703569 in combination with gemcitabine, a commonly prescribed chemotherapeutic agent administered by intravenous infusion. The clinical trial will evaluate two different treatment regimens in which R763/AS703569 will be given in sequence with the gemcitabine over 21-day cycles. As many as 72 patients with advanced malignancies, including pancreatic, ovarian, breast, non-small cell lung and colorectal, will be evaluated. We expect that Merck Serono will initiate a Phase 2 trial by the end of 2009.

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

        The collaboration is now centered on the development of R343. Pfizer has completed the Phase 1a clinical trial of an inhaled formulation of R343, which commenced in December 2007, resulting in a milestone payment of $5.0 million to us by that time. We expect that Pfizer will initiate a Phase 1b allergen challenge trial in 2009.

Corporate Collaborations

        We conduct research and development programs independently and in connection with our corporate collaborators. We currently have collaborations with six major pharmaceutical/biotechnology companies.

        These collaborations are:

  •
  Janssen Pharmaceutica N.V., a division of Johnson & Johnson, relating to oncology therapeutics and diagnostics;

  •
  Pfizer, Inc., one initiated in 1999 in immunology and the other in January 2005, relating to intrapulmonary asthma and allergy therapeutics;

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

Intellectual Property

        We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. We have over 220 pending patent applications and over 120 issued patents in the United States that are owned by or exclusively licensed to us in our field, as well as pending corresponding foreign patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

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

  •
  new small molecules; or

  •
  other classes of therapeutic agents.

        Our competitors or their collaborative partners may utilize discovery technologies and techniques or partner with collaborators in order to develop products more rapidly or successfully than we or our collaborators are able to do. Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources and larger research and development staffs than we do. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

        Many of our competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

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

Research and Development Expenses

        A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. See "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for fiscal years 2008, 2007, and 2006.

Government Regulation

        Our ongoing development activities are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug and Cosmetic Act. The regulatory review and approval process is expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a product candidate's safety and efficacy.

        Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as part of an IND application that must be approved before clinical trials can begin in humans. Typically, clinical evaluation involves a time consuming and costly three-phase process.

  •
  Phase 1—Clinical trials are conducted with a small number of patients to determine the early safety profile, maximum tolerated dose and pharmacological properties of the product in human volunteers.

  •
  Phase 2—Clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

  •
  Phase 3—Large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a specific disease in order to determine safety and efficacy as primary support for regulatory approval by the FDA to market a product candidate for a specific disease.

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

Manufacturing and Raw Materials

        We currently rely on, and will continue to rely on, third party contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical and anticipated clinical trials.

Employees

        As of December 31, 2008, we had 181 employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

        In February 2009, we announced that we have cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure is intended to maintain our emphasis on active preclinical and clinical programs, while conserving our resources. We are still assessing the restructuring and other charges associated with this measure, which are expected to be recorded in the first quarter of 2009.

Scientific and Medical Advisors

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

Available Information

        Our website is located at www.rigel.com. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K. We electronically file with the Securities and Exchange Commission, or SEC, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our director and officers' Section 16 reports and other SEC filings and amendments to the reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Further, a copy of these reports is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.    Risk Factors

        In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

We will need additional capital in the future to sufficiently fund our operations and research.

        We have consumed substantial amounts of capital to date, and our operating expenditures are expected to increase over the next several years as we continue our research and development activities, including preclinical studies and clinical trials.

        We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

        For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any revenues from product sales. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations, including in particular with respect to R788. We anticipate that we will enter into a collaboration agreement with respect to R788 after the results of ongoing Phase 2b clinical trials of R788 are available, but we may not be able to do so on acceptable terms, or at all. Until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through public and/or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

        To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

  •
  the costs and timing of regulatory approvals and filings by us and our collaborators; and

  •
  expenses associated with the pending and potential additional related purported securities class action lawsuits, as well as any unforeseen litigation.

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

        Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $132.3 million in 2008, $74.3 million in 2007 and $37.6 million in 2006. Currently, our revenues are generated solely from research milestone payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of December 31, 2008, we had an accumulated deficit of approximately $501.8 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.

        At the present time, the majority of our operations are in various stages of drug identification and development. We currently have four product compounds in the clinical testing stage: one with indications for RA, ITP, B-cell lymphoma and T-cell lymphoma, which is proprietary to our company;

one in safety testing and intended for psoriasis, which is proprietary to our company; one with six indications for oncology, which is subject to a collaboration agreement with Merck Serono; and one in safety testing and intended for allergic asthma, which is subject to a collaboration agreement with Pfizer. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

        Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects as well as unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. For example, in our recently completed Phase 2a clinical trial for R788 in RA, the most common clinically meaningful adverse events noted in the clinical trial included dose-related neutropenia, mild elevations of liver function tests and gastrointestinal side effects. In larger future clinical trials, we may discover additional side effects and/or higher frequency of side effects than those observed in completed clinical trials. If approved by the FDA, the side effect profile of R788 may also result in a narrowly approved indication for use of the product, especially in light of other drugs currently available to treat RA, dependent on the safety profile of R788 relative to those drugs.

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

        Commercialization of our product candidates depends upon successful completion of extensive preclinical studies and clinical trials to demonstrate their safety and efficacy for humans. Preclinical testing and clinical development are long, expensive and uncertain processes.

        In connection with clinical trials of our product candidates, we face the risks that:

  •
  the product candidate may not prove to be effective;

  •
  we may discover that a product candidate may cause harmful side effects;

  •
  the results may not replicate the results of earlier, smaller trials;

  •
  we or the FDA or similar foreign regulatory authorities may suspend the trials;

  •
  the results may not be statistically significant;

  •
  patient recruitment may be slower than expected;

  •
  patients may drop out of the trials; and

  •
  regulatory requirements may change.

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

        In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third-party organizations to meet their obligations could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. While we have not yet experienced delays that have materially impacted our clinical trials or product development costs, delays of this sort could occur for the reasons identified above or other reasons. If we have delays in testing or approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.

We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

        We currently do not have manufacturing capabilities or experience necessary to produce our product candidates, including R788. We rely on a single manufacturer for all of our clinical trials. We rely on manufacturers to produce and deliver all of the materials required for our preclinical and clinical efforts on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices, or GMP. In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

        Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our investigational new drug, or IND, applications and/or the initiation of clinical trials that we have currently planned.

        Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and other agencies to ensure strict compliance with GMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Because we expect to be dependent upon collaborative and license agreements, we might not meet our strategic objectives.

        Our ability to generate revenue in the near term depends on our ability to enter into additional collaborative agreements with third parties, including in particular with respect to R788, and to maintain the agreements we currently have in place. Our ability to enter into new collaborations and the revenue, if any, that may be recognized under these collaborations is highly uncertain. If we are unable to enter into one or more new collaborations, our business prospects could be harmed, which could have an immediate adverse effect on our ability to continue to develop our compounds, including R788, and on the trading price of our stock. Our ability to enter into a collaboration may be dependent on many factors, such as the results of our clinical trials, competitive factors and the fit of one of our programs with another company's risk tolerance, including toward regulatory issues, patent portfolio, clinical pipeline, the stage of the available data, particularly if it is early, overall corporate goals and financial position.

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

If our corporate collaborations or license agreements are unsuccessful, our research and development efforts could be delayed.

        Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties in the future. We rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if such or additional third parties will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason including corporate restructuring, such failure might delay ongoing research and development efforts at Rigel, because we might not receive any future milestone payments, and we would not receive any royalties associated with such compound or product. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

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

The restructuring of our research programs could result in management distractions, operational disruptions and other difficulties.

        In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. Employees whose positions were eliminated in connection with this reduction may seek future employment with our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to continue to develop our product candidates.

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

  •
  new small molecules; or

  •
  other classes of therapeutic agents.

        Our competitors or their collaborative partners may utilize discovery technologies and techniques or partner with collaborators in order to develop products more rapidly or successfully than we or our collaborators are able to do. Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources and larger research and development staffs than we do. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

        Many of our competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

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

        As a small company, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our key personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

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

Future interest income and value of our investments may be impacted by further declines in interest rates and the broader effects of the recent turmoil in the global credit markets.

        Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval. As a result of this turmoil, the interest paid on certain of our investments may decrease and the value of certain securities we hold may decline in the future, which could negatively affect our financial condition, cash flow and reported earnings.

We have been named a defendant in a purported securities class action lawsuit. These, and potential similar or related litigation, could result in substantial damages and may divert management's time and attention from our business.

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiff alleges that we failed to disclose facts related to the response rates of trial patients in Mexico compared to trial patients in the U.S., an increase in average blood pressure of trial patients treated with R788 and an increase in liver enzymes in trial patients treated with R788 compared to those treated with placebo. The plaintiff seeks damages, including rescission or rescissory damages for purchasers in the stock offering, an award of its costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and October 27, 2008, including purchasers in the stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants.

        We believe that we have meritorious defenses and intend to defend these lawsuits vigorously. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these suits and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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

Item 3.    Legal Proceedings

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiff seeks damages, including rescission or rescissory damages for purchasers in the stock offering, an award of its costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and October 27, 2008, including purchasers in the stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants.

        We believe that we have meritorious defenses and intend to defend these lawsuits vigorously. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these lawsuits and we may not prevail.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        Our common stock commenced trading publicly on a predecessor to the Nasdaq Global Market under the symbol "RIGL" on December 7, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2007
First Quarter	$12.14	$9.31
Second Quarter	$12.46	$8.75
Third Quarter	$10.25	$7.50
Fourth Quarter	$31.00	$6.64
Year Ended December 31, 2008
First Quarter	$29.25	$14.94
Second Quarter	$24.45	$17.36
Third Quarter	$27.18	$21.03
Fourth Quarter	$23.61	$4.76

        On February 20, 2009, the last reported sale price for our common stock on the Nasdaq Global Market was $5.88 per share.

Holders

        As of February 20, 2009, there were approximately 127 stockholders of record of our common stock.

Dividends

        We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

        The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2003 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified-capitalization weighted index that includes securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

        The following graph and related information shall not be deemed "soliciting material" or be deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

*
$100 invested on 12/31/03 in stock or index-including reinvestment of dividends at fiscal year ending December 31.

Item 6.    Selected Financial Data

        The following selected financial data have been derived from our audited financial statements. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations	$—	$12,600	$33,473	$16,526	$4,733
Costs and expenses:
Research and development	109,670	70,364	56,968	52,038	48,523
General and administrative	27,044	21,763	19,552	12,410	13,077

	136,714	92,127	76,520	64,448	61,600

Loss from operations	(136,714)	(79,527)	(43,047)	(47,922)	(56,867)
Loss on disposal/sale of property and equipment	—	—	—	—	(30)
Interest income	4,439	5,476	5,700	2,942	966
Interest expense	(160)	(221)	(290)	(276)	(324)

Loss before income taxes	(132,435)	(74,272)	(37,637)	(45,256)	(56,255)
Income tax benefit	89	—	—	—	—

Net loss	(132,346)	(74,272)	(37,637)	(45,256)	(56,255)

Net loss per share, basic and diluted	$(3.67)	$(2.57)	$(1.51)	$(2.07)	$(3.12)
Weighted average shares used in
computing net loss per share, basic and diluted	36,025	28,936	24,936	21,857	18,053

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale
securities	$134,477	$108,296	$104,471	$138,196	$71,427
Working capital	113,936	95,018	96,776	118,949	62,821
Total assets	143,858	115,789	113,240	147,668	78,822
Capital lease obligations, less current portion	2,053	784	1,082	1,132	781
Deferred stock compensation	—	—	—	(26)	(56)
Accumulated deficit	(501,777)	(369,431)	(295,159)	(257,522)	(212,266)
Total stockholders' equity	104,165	82,182	87,229	108,588	52,301

        See Note 1 to the Financial Statements for description of the number of shares used in the computation of basic and diluted loss per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory/autoimmune diseases, as well as for certain cancers and metabolic diseases. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. We have product development programs in inflammatory/autoimmune diseases such as rheumatoid arthritis, thrombocytopenia and asthma, as well as in cancer.

        We have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $132.3 million in 2008, $74.3 million in 2007 and $37.6 million in 2006. Currently, our revenues are generated solely from research milestone payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. In addition, we have funded our operations primarily through private and public offerings of our common stock. As of December 31, 2008, we had an accumulated deficit of approximately $501.8 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs. Until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through collaboration and licensing arrangements or public and/or private equity or debt offerings, as well as through interest income earned on the investment of our cash balances and short-term investments.

        For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any revenues from product sales. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We continue to pursue a collaboration partner for our lead product candidate, R788, prior to initiating Phase 3 clinical trials. We have engaged in discussions with various parties regarding such a partnership. At the present time, while we have parties who have indicated an interest in entering into a partnership for R788, we believe we will be able to negotiate a more attractive arrangement for us and our stockholders once we have the results from the two Phase 2b clinical trials of R788, TASKi2 and TASKi3. The results from these two clinical trials are expected to be available in July and August 2009, respectively.

        We will have to raise additional capital if we do not identify a collaboration partner for R788. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

        We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

Recent Developments

        In February 2009, we announced that we have cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure is intended to maintain our emphasis on active preclinical and clinical programs, while conserving our resources. We are still assessing the restructuring and other charges associated with this measure, which are expected to be recorded in the first quarter of 2009.

Equity Financings

        During the first quarter of 2008, we completed an underwritten public offering in which we sold 5,000,000 shares of our common stock at a price to the public of $27.00 per share. We received net proceeds of approximately $127.5 million after deducting underwriting discounts and commissions and offering expenses.

Critical Accounting Policies and the Use of Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to terms of the research collaborations (i.e. amortization of upfront fees and certain milestone payments), investments, stock compensation, impairment issues, the estimated useful life of assets and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the year ended December 31, 2008 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

        We recognize revenue from our collaboration arrangements. Our revenue arrangements with multiple elements are evaluated under Emerging Issues Task Force, or EITF, No. 00-21, "Revenue Arrangements with Multiple Deliverables," and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of any undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

        Revenue related to collaborative research with our corporate collaborators is recognized as research services are performed over the related development periods for each contract. Under these agreements, we are required to perform research and development activities as specified in the applicable agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Our research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases, approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. For the Merck collaboration, we recognized a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project. When the research portion of the collaboration ended in May 2007, we recognized the full amount of the deferred revenue related to the contract because we had no further obligations under the Merck collaboration. It is our policy to recognize revenue based on our level of effort expended, and that revenue recognized will not exceed amounts billable under the arrangement.

        Revenues associated with at-risk milestones pursuant to collaborative agreements are recognized based upon the achievement of the milestones as set forth in the applicable agreement.

Stock-based Compensation

        Total stock-based compensation expense related to our officers, directors and all other employees and consultants stock option plans that we recognized for the year ended December 31, 2008, 2007 and 2006 was comprised as follows:

				Aggregate Change
	Years Ended December 31,
				2008 from 2007	2007 from 2006
	2008	2007	2006
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$23,565	$11,478	$12,312	$12,087	$(834)
Consultant options	194	209	267	(15)	(58)

Total	$23,759	$11,687	$12,579	$12,072	$(892)

        We grant options to purchase our common stock to our officers, directors and all other employees and consultants under our stock option plans. Eligible employees can also purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date under our employee stock purchase plan, or ESPP. The benefits provided under these plans are stock-based payments subject to the provisions of Statement of Financial Accounting Standard, or SFAS, No. 123(R), "Share-Based Payment (Revised 2004)," or SFAS No. 123(R). Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective application transition method. Under this method, the stock-based compensation costs recognized beginning January 1, 2006 include compensation costs for (i) all stock-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS No. 123, and (ii) all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and Staff Accounting Bulletin No. 107, or SAB 107. For awards granted on or after, January 1, 2006, we adopted the use of the straight-line attribution method over the requisite service period for the entire award. In addition, pursuant to SFAS No. 123(R), we estimate the amount of expected forfeitures when calculating compensation costs, then record actual forfeitures as they occur. We review our forfeiture rates each quarter and make any necessary changes to our estimates.

        In January 2008, we granted 1,305,691 shares of stock options to our employees. Due to a higher stock price and volatility rate on the grant date, the valuation for these stock options was approximately $24.1 million. The increase of stock-based compensation expense in 2008 was mainly due to the amortization of expense associated with the January 2008 grant.

        We also record charges associated with options granted to consultants reflecting the fair value valuation and periodic fair value re-measurement of outstanding consultant options under EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services," or EITF 96-18. The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. For consultant options granted on or after January 1, 2006, we amortized stock-based compensation using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of SFAS No. 123(R). For options granted prior to January 1, 2006, we used the accelerated method for expensing stock-based compensation, which was the method we used prior to adoption of SFAS No. 123(R). As of September 30, 2008, all of our outstanding consultant options were fully vested and the related stock-based compensation expenses were fully recognized.

        The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, among other things, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock-based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest.

Research and Development Accruals

        We have various contracts with third parties related to our research and development activities. Costs that are incurred but not billed to us as of the end of the period are accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity completed and reported by third parties. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight-line basis over the duration of the contracts. Raw materials and study materials purchased by the third parties are expensed at the time of purchase. Many of our estimates are based significantly or in part on information provided by the third parties. If such information were not reported properly, our research and development expense amounts could be misstated.

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

Revenues

				Aggregate Change
	Years Ended December 31,
				2008 from 2007	2007 from 2006
	2008	2007	2006
	(in thousands)
Contract revenues from collaborations	$—	$12,600	$33,473	$(12,600)	$(20,873)

        Revenues by collaborator were:

				Aggregate Change
	Years Ended December 31,
				2008 from 2007	2007 from 2006
	2008	2007	2006
	(in thousands)
Pfizer	$—	$5,759	$10,000	$(5,759)	$(4,241)
Merck	—	3,841	7,946	(3,841)	(4,105)
Merck Serono	—	3,000	15,527	(3,000)	(12,527)

Total	$—	$12,600	$33,473	$(12,600)	$(20,873)

        There were no contract revenues reported during the year ended December 31, 2008 because there was no milestone triggering activity in 2008 and the research portion of the Merck collaboration ended in May 2007. Contract revenues from collaborations in 2007 consisted primarily of a $5.0 million milestone payment from Pfizer, a $3.0 million milestone payment from Merck Serono and $3.8 million in full-time equivalent, or FTE, and license revenue from Merck. The decrease in revenues in 2007, as compared to the similar period in 2006, was primarily due to the recognition of milestone payments totaling $8.0 million and the full amortization of an upfront payment of $7.5 million from Merck Serono, each in 2006. Contract revenues from collaborations in 2007 and 2006 consisted primarily of milestone payments, amortization of upfront fees, and research support. We had no deferred revenue as of December 31, 2008. Our potential future revenues may include certain milestone payments from our current collaboration partners or new collaboration partners we enter into agreements with in the future.

Research and Development

				Aggregate Change
	Years Ended December 31,
				2008 from 2007	2007 from 2006
	2008	2007	2006
	(in thousands)
Research and development expenses	$109,670	$70,364	$56,968	$39,306	$13,396
Stock-based compensation expense included in research and development expenses	$12,272	$5,519	$6,515	$6,753	$(996)

        The increase in research and development expenses for the year ended December 31, 2008, compared to the same period in 2007, was primarily due to an increase in clinical costs, as well as stock-based compensation expense as discussed under "Stock-Based Compensation" above, partially offset by the decrease in bonus expense in 2008 as we will not pay any bonuses for 2008. The increase in clinical costs was primarily attributable to increased costs associated with our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trials in RA patients and manufacturing R788 material to be used in these clinical trials. The increase in research and development expenses in 2007, as compared to the similar period in 2006, was due to an increase in clinical costs and personnel costs, offset by a decrease in stock-based compensation expense, as discussed under "Stock-Based Compensation" of this Annual Report on Form 10-K. The increase in clinical costs was primarily attributable to costs associated with our Phase 2a clinical trials of R788 in RA and our Phase 2 clinical trials of R788 in ITP and B-cell lymphoma. The increase in personnel costs was attributable to a company-wide bonus program implemented in 2007.

        The scope and magnitude of future research and development expenses are difficult to predict given the number of clinical trials that we will need to conduct for any of our potential products, as well as our limited capital resources. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical trials in humans. Each of these steps is typically more expensive than the previous step. Success in early stages of development often results in increasing expenditures for a given product candidate. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and stock-based compensation.

General and Administrative Expenses

				Aggregate Change
	Years Ended December 31,
				2008 from 2007	2007 from 2006
	2008	2007	2006
	(in thousands)
General and administrative expenses	$27,044	$21,763	$19,552	$5,281	$2,211
Stock-based compensation expense included in general and administrative expenses	$11,487	$6,168	$6,064	$5,319	$104

        The increase in general and administrative expenses for the year ended December 31, 2008, as compared to the same period in 2007, was primarily attributable to an increase in stock-based compensation expense, as discussed under "Stock-Based Compensation" above, as well as an increase in legal costs associated with the expansion of our patent portfolio, partially offset by the decrease in bonus expense in 2008 as we will not pay any bonuses for 2008. The increase in general and administrative expenses in 2007, as compared to the similar period in 2006, was primarily attributable to an increase in personnel costs due to a new company-wide bonus program implemented in 2007, as well as an increase in legal costs associated with the expansion of our patent portfolio. Due to the purported securities class action lawsuit recently filed against us, we expect that our legal expenses will increase in 2009 as we will vigorously defend the lawsuit.

Interest income

				Aggregate Change
	Years Ended December 31,
				2008 from 2007	2007 from 2006
	2008	2007	2006
	(in thousands)
Interest income	$4,439	$5,476	$5,700	$(1,037)	$(224)

        Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the year ended December 31, 2008, as compared to the same period in 2007, was due to lower interest rates earned on our investments in 2008. Interest income was relatively flat from 2006 to 2007.

Interest expense

				Aggregate Change
	Years Ended December 31,
				2008 from 2007	2007 from 2006
	2008	2007	2006
	(in thousands)
Interest expense	$(160)	$(221)	$(290)	$61	$69

        Interest expense results from our capital lease obligations associated with fixed asset acquisitions. The decrease in interest expense for the year ended December 31, 2008, as compared to the same period in 2007, was due to lower interest rates on capital lease obligations outstanding during those periods. The decrease in interest expense in 2007, as compared to 2006, was due to the decrease in capital lease obligations outstanding during those periods.

Income tax benefit

				Aggregate Change
	Years Ended December 31,
				2008 from 2007	2007 from 2006
	2008	2007	2006
	(in thousands)
Income tax benefit	$89	$—	$—	$89	$—

        Income tax benefit in 2008 results from our federal refundable credit calculated based on fixed assets placed into service from April 1, 2008 to December 31, 2008, in accordance with the provisions of the Housing and Economic Recovery Act of 2008.

Recent Accounting Pronouncements

        On June 25, 2008, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the EITF on EITF Issue No. 07-5 "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock", or EITF 07-5. EITF 07-5 provides guidance on how to determine whether certain instruments or features were indexed to the company's own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We evaluated the impact of adopting EITF 07-5 and concluded the adoption will have no material effect on our financial statements.

        On December 12, 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements," or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are evaluating the impact of adopting EITF 07-1 on our financial statements and can not estimate the impact of adoption at this time.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. We adopted SFAS No. 159 on January 1, 2008, but did not elect the fair value option to measure eligible items. Accordingly, this statement had no effect on our financial statements.

Liquidity and Capital Resources

Cash Requirements

        We have financed our operations from inception primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date, and our operating expenditures are expected to increase over the next several years, in large part due to our research and development expenses, future preclinical and clinical testing costs and the absence of any revenues from product sales.

        In the first quarter of 2008, we completed a public offering in which we sold 5,000,000 shares of our common stock at a price of $27.00 per share. We received net proceeds of approximately $127.5 million after deducting underwriting discounts and commissions and other offering expenses.

        As of December 31, 2008, we had approximately $134.5 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $108.3 million as of December 31, 2007, an increase of approximately $26.2 million. The increase was primarily attributable to net proceeds from our public offering in the first quarter of 2008, offset by operating spending for the twelve months ended December 31, 2008. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

        Our operations will require significant additional funding for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. Until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through public and/or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will be able to obtain financing on reasonable terms.

        To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

  •
  the costs and timing of regulatory approvals and filings by us and our collaborators; and

  •
  expenses associated with the pending and potential additional related purported securities class action lawsuits, as well as any unforeseen litigation.

        Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. For the twelve months ended December 31, 2008 and 2007, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by (used in):
Operating activities	$(103,518)	$(52,207)	$(35,836)
Investing activities	(26,970)	(7,793)	3,948
Financing activities	131,990	56,776	2,836

Net increase (decrease) in cash and cash equivalents	$1,502	$(3,224)	$(29,052)

        Net cash used in operating activities was $103.5 million in 2008 compared to $52.2 million and $35.8 million in 2007 and 2006, respectively. The continued increase in net cash used in operating activities was primarily due to the increase in payments made as we continue to expand our research and development activities. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

        Net cash used in investing activities was $26.9 million in 2008 and $7.8 million in 2007. Net cash provided by investing activities in 2006 was $3.9 million. The increase in net cash used in investing activities in 2008 compared with 2007 related primarily to purchases of short-term investments, partially offset by maturities of short-term investments. In 2006, maturities of available-for-sale securities were higher than purchases of available-for-sale securities resulting in cash provided by investing activities. Capital expenditures were $2.5 million in 2008 compared to $933,000 in 2007 and $913,000 in 2006.

        Net cash provided by financing activities was $132.0 million in 2008 compared to $56.8 million and $2.8 million in 2007 and 2006, respectively. The increases in net cash provided by financing activities in 2008 and 2007 were mainly due to the public offerings we completed in 2008 and 2007. We did not have any public offerings in 2006. In the first quarter of 2008, we completed a public offering in which we received net proceeds of approximately $127.5 million. In the second quarter of 2007, we completed a public offering in which we received net proceeds of approximately $52.3 million. Proceeds from capital lease financing were $2.9 million in 2008 compared to $918,000 and $1.4 million in 2007 and 2006, respectively. Payments on capital lease obligations for 2008, 2007 and 2006 was $1.2 million, $1.5 million and $1.4 million, respectively.

Off-Balance Sheet Arrangements

        We have no contractual arrangements that create potential material risk for us and are not recognized in our consolidated balance sheets.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2008, which only consists of capital lease and facility lease obligations (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations(1)	$3,673	$1,504	$2,124	$45	$—
Facilities lease	137,357	16,481	29,399	29,163	62,314

Total	$141,030	$17,985	$31,523	$29,208	$62,314

(1)
As of December 31, 2008, we had $3.7 million in capital lease obligations, including principal and interest, associated with our equipment additions. All existing capital lease agreements as of December 31, 2008 are secured by the equipment financed, bearing interest at rates in a range of 4.99% to 10.85% and are due in monthly installments through 2012.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities. In 2008, 2007 and 2006, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. In addition, we believe we have no incremental or new risk related to recent credit market volatility. Therefore, no quantitative tabular disclosure is provided.

        We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rigel Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rigel Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
February 24, 2009

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$46,005	$44,503
Available-for-sale securities	88,472	63,793
Prepaid expenses and other current assets	3,610	2,834

Total current assets	138,087	111,130
Property and equipment, net	3,567	2,560
Other assets	2,204	2,099

	$143,858	$115,789

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,984	$4,320
Accrued compensation	1,625	8,133
Other accrued liabilities	12,029	2,031
Deferred rent	3,174	638
Capital lease obligations	1,339	990

Total current liabilities	24,151	16,112
Long-term portion of capital lease obligations	2,053	784
Long-term portion of deferred rent	13,311	16,486
Other long-term liabilities	178	225
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,646,397 and 31,381,774 shares issued and outstanding on December 31, 2008 and 2007, respectively	37	31
Additional paid-in capital	605,509	451,384
Accumulated other comprehensive income	396	198
Accumulated deficit	(501,777)	(369,431)

Total stockholders' equity	104,165	82,182

	$143,858	$115,789

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Contract revenues from collaborations	$—	$12,600	$33,473
Costs and expenses:
Research and development	109,670	70,364	56,968
General and administrative	27,044	21,763	19,552

	136,714	92,127	76,520

Loss from operations	(136,714)	(79,527)	(43,047)
Interest income	4,439	5,476	5,700
Interest expense	(160)	(221)	(290)

Loss before income taxes	(132,435)	(74,272)	(37,637)
Income tax benefit	89	—	—

Net loss	$(132,346)	$(74,272)	$(37,637)

Net loss per share, basic and diluted	$(3.67)	$(2.57)	$(1.51)

Weighted average shares used in computing net
loss per share, basic and diluted	36,025	28,936	24,936

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Stock Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2005	24,814,671	$25	$366,203	$(26)	$(92)	$(257,522)	$108,588
Net loss	—	—	—	—	—	(37,637)	(37,637)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	105	—	105

Comprehensive loss							(37,532)
Issuance of common stock upon exercise of options and participation in Purchase Plan	366,016	—	2,793	—	—	—	2,793
Stock compensation expense	—	—	12,579	—	—	—	12,579
Reversal of deferred compensation expense balance	—	—	(26)	26	—	—	—
Warrants issued with lease amendment 3	—	—	801	—	—	—	801

Balance at December 31, 2006	25,180,687	25	382,350	—	13	(295,159)	87,229

Net loss	—	—	—	—	—	(74,272)	(74,272)
Change in unrealized gain on available-for-sale securities	—	—	—	—	185	—	185

Comprehensive loss							(74,087)
Issuance of common stock at $9.75 per share for cash, net of issuance costs	5,750,000	6	52,330	—	—	—	52,336
Issuance of common stock upon exercise of options and participation in Purchase Plan	451,087	—	5,017	—	—	—	5,017
Stock compensation expense	—	—	11,687	—	—	—	11,687

Balance at December 31, 2007	31,381,774	31	451,384	—	198	(369,431)	82,182

Net loss	—	—	—	—	—	(132,346)	(132,346)
Change in unrealized gain on available-for-sale securities	—	—	—	—	198	—	198

Comprehensive loss							(132,148)
Issuance of common stock at $27.00 per share for cash, net of issuance costs	5,000,000	5	127,535	—	—	—	127,540
Issuance of common stock upon exercise of options and participation in Purchase Plan	264,623	1	2,831	—	—	—	2,832
Stock compensation expense	—	—	23,759	—	—	—	23,759

Balance at December 31, 2008	36,646,397	$37	$605,509	$—	$396	$(501,777)	$104,165

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(132,346)	$(74,272)	$(37,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,425	1,344	1,418
Stock-based compensation expense	23,759	11,687	12,579
Changes in assets and liabilities:
Accounts receivable	—	1,104	(54)
Prepaid expenses and other current assets	(776)	(395)	911
Other assets	(105)	152	165
Accounts payable	1,721	2,363	(540)
Accrued compensation	(6,508)	5,073	871
Other accrued liabilities	9,998	145	(438)
Deferred revenue	—	(3,066)	(15,272)
Deferred rent and other long term liabilities	(686)	3,658	2,161

Net cash used in operating activities	(103,518)	(52,207)	(35,836)

Investing activities
Purchases of available-for-sale securities	(194,603)	(134,372)	(85,209)
Maturities of available-for-sale securities	170,122	127,508	89,987
Proceeds from the sale of property and equipment	18	4	83
Capital expenditures	(2,507)	(933)	(913)

Net cash (used in) provided by investing activities	(26,970)	(7,793)	3,948

Financing activities
Proceeds from capital lease financing	2,862	918	1,449
Payments on capital lease obligations	(1,244)	(1,495)	(1,406)
Net proceeds from issuances of common stock and warrants	130,372	57,353	2,793

Net cash provided by financing activities	131,990	56,776	2,836

Net increase (decrease) in cash and cash equivalents	1,502	(3,224)	(29,052)
Cash and cash equivalents at beginning of period	44,503	47,727	76,779

Cash and cash equivalents at end of period	$46,005	$44,503	$47,727

Supplemental disclosure of cash flow information
Interest paid	$172	$218	$247

Schedule of non cash transactions
Issuance of warrants with lease amendment	$—	$—	$801

See accompanying notes.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

        In this Annual Report on Form 10-K, "Rigel," "we," "us" and "our" refer to Rigel Pharmaceuticals, Inc. "common stock" refers to Rigel's common stock, par value $0.001 per share.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and basis of presentation

        We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory/autoimmune diseases, as well as for certain cancers and metabolic diseases.

Financial Statement Preparation

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made by management include the fair value of short-term investments, period of the research collaborations, determination of at-risk milestones, fair values of stock-based compensation awards, impairment assessments, the estimated useful life of assets and contingencies. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made, however actual results could differ from these estimates. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Stock Award Plans

        We have two stock option plans, the 2000 Equity Incentive Plan and 2000 Non-Employee Directors Stock Option Plan, that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. Under the plans, we may issue non-qualified options or incentive stock options. We also have an employee stock purchase plan, or Purchase Plan, where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The benefits provided under these plans are stock-based payments subject to the provisions of SFAS No. 123(R) and guidance under the Securities and Exchange Commission's Staff Accounting Bulletin 107, or SAB No. 107 and SAB No. 110.

        Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective application transition method. Under this method, the stock-based compensation costs recognized beginning January 1, 2006 includes compensation costs for (i) all stock-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS No. 123, and (ii) all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For awards granted on or after January 1, 2006, we adopted the use of the straight-line attribution method over the requisite service period for the entire award. See Note 4 for a further discussion on stock-based compensation.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash, cash equivalents and available-for-sale securities

        We consider all highly liquid investments in debt securities with maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds, U.S. treasury bills, corporate bonds and commercial paper and investments in government-sponsored enterprises. Our short-term investments include obligations of government-sponsored enterprises and corporate bonds and commercial paper. By policy, we limit the concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers.

        All cash equivalents and short-term investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value at December 31, 2008 and 2007. Unrealized gains (losses) are reported in stockholders' equity and included in other comprehensive income (loss). Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. See Note 5 for a summary of available-for-sale securities at December 31, 2008 and 2007.

Fair value of financial instruments

        The carrying values of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. Available-for-sale securities are carried at fair value at December 31, 2008 and 2007. The carrying values of capital lease obligations approximate fair value due to similar financing arrangements being available to us at market interest rates.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenues related to collaborative research with our corporate collaborators are recognized as research services are performed over the related development periods for each contract. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Our research and development expenses under the collaborative research agreements, except for the Merck collaboration signed in November 2004 related to ubiquitin ligases, approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. For the Merck collaboration, we recognized a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project. When the research portion of the collaboration ended in May 2007, we recognized the full amount of the deferred revenue related to the contract as we had no further obligations. It is our policy to recognize revenue based on our level of effort expended, however, revenue recognized will not exceed amounts billable under the arrangement.

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

Contingencies

        We are subject to claims related to the patent protection of certain of our technologies, as well as a purported securities class action lawsuit and other litigation. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue.

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming us and certain of our officers, directors and underwriters as defendants for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. We are not currently able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage and we cannot ascertain how long it may take to resolve these matters. We have not established any reserve for any potential liability relating to these lawsuits.

        A reserve may be required in the future due to new developments with respect to the pending lawsuits or patent claims or changes in approach such as a change in or establishment of a settlement strategy in dealing with these matters. See Note 11 for a further discussion of this litigation.

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

        In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes," or FIN 48. This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained in an audit, based on the technical merits of the position. We adopted FIN 48 for the year ended December 31, 2007. There was no cumulative effect of the change in accounting principle recognized upon adoption. The adoption did not have a material impact on our financial position or results of operations. See Note 10 for a further discussion of the adoption of FIN 48.

Net loss per share

        Net loss per share has been computed according to FASB Statement No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities.

        During all periods presented, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands, except per share information):

	December 31,
	2008	2007	2006
Outstanding options	6,387	5,080	4,405
Warrants	100	100	175
Weighted average exercise price of options	$16.82	$13.91	$14.50
Weighted average exercise price of warrants	$10.57	$10.57	$13.23

Recent accounting pronouncements

        On June 25, 2008, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the EITF on EITF Issue No. 07-5 "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock", or EITF 07-5. EITF 07-5 provides guidance on how to determine whether certain instruments or features were indexed to the company's own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We evaluated the impact of adopting EITF 07-5 and concluded the adoption will have no material effect on our financial statements.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On December 12, 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements," or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are evaluating the impact of adopting EITF 07-1 on our financial statements and can not estimate the impact of adoption at this time.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. We adopted SFAS No. 159 on January 1, 2008, but did not elect the fair value option to measure eligible items. Accordingly, this statement had no effect on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position, or FSP, 157-2, "Effective Date of FASB Statement No. 157," companies are allowed to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active" was issued and effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarified the application of SFAS No. 157 in a market that is not active. We adopted SFAS No. 157 with regard to all financial assets and liabilities in our financial statements in the first quarter of 2008 and have elected to delay the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities until the first quarter of 2009. The partial adoption of SFAS No. 157 in 2008 with regard to all financial assets and liabilities had no material impact on our financial statements. We are currently evaluating the impact of adopting SFAS No. 157 with regard to non-financial assets and non-financial liabilities.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation. We reclassified other receivables of $442,000 to prepaid expenses and other current assets on the balance sheet.

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS

        In January 2005, we signed a collaborative research and license agreement with Pfizer, Inc. for the development of intrapulmonary products for the treatment of allergic asthma and chronic obstructive pulmonary disease (COPD). The collaboration is primarily focused on our preclinical small molecule

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme Syk kinase. The goal of the collaboration is for Pfizer to nominate two of the licensed compounds in order to commence advanced preclinical development. We will earn milestone payments upon the selection of each of the two compounds, as well as in connection with other clinical events and royalties from sales of the resulting products upon marketing approval. Pfizer is responsible for the manufacture of all preclinical and clinical materials for each compound/product and all costs associated with development and commercialization. We did not have any further obligations to Pfizer after the research phase of the collaboration ended in February 2007. In connection with this collaboration, Pfizer paid us $10.0 million upfront and purchased $5.0 million of our common stock at a premium in 2005. In May 2006, we achieved the first milestone and received a $5.0 million milestone payment when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma. In December 2007, we achieved the second milestone and received another milestone payment of $5.0 million when Pfizer initiated a Phase 1 clinical trial on R343. No milestone payments were received in 2008 as no further milestones were met. Pfizer remains obligated to pay us various milestones and royalties in the future if certain conditions are met.

        In November 2004, we entered into a broad collaboration agreement with Merck & Co., Inc. to investigate ubiquitin ligases, a new class of drug target, to find treatments for cancer and potentially other diseases. At the time we entered into the agreement, we received an initial cash payment of $7.6 million and funding for our research scientists for two and a half years. We recognized the upfront payment ratably over the two and a half year term of the research agreement. We recognized a pro-rata portion of the invoiced amounts for funding of our research scientists based on the headcount dedicated to the project for the quarter. When the research portion of the collaboration ended in May 2007, we recognized the full amount of the deferred revenue related to the contract as we had no further obligations under the collaboration. We are eligible to receive certain milestone payments and royalties in the future. Merck is responsible for worldwide development and commercialization of any resulting compounds and will pay Rigel royalties on future product sales, if any.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. SIGNIFICANT CONCENTRATIONS

        There were no contract revenues reported during the year 2008. For the year ended December 31, 2007, Pfizer, Merck and Merck Serono accounted for 46%, 30% and 24% of total revenues, respectively. For the year ended December 31, 2006, Merck Serono, Pfizer and Merck accounted for 46%, 30% and 24% of total revenues, respectively. At December 31, 2008 and 2007, we had no accounts receivable. We do not require collateral or other security for accounts receivable.

4. STOCK-BASED COMPENSATION

        Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Research and development	$12,272	$5,519	$6,515
General and administrative	11,487	6,168	6,064

Stock-based compensation expense	$23,759	$11,687	$12,579

        In January 2008, we granted 1,305,691 shares of stock options to our employees. Due to a higher stock price and volatility rate on the grant date, the valuation for these stock options was approximately $24.1 million. The increase of stock-based compensation expense in 2008 was mainly due to the amortization of expense associated with the January 2008 grant.

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

Employee stock option plans

        In 2006, an amendment to the 2000 Plan was approved to primarily increase the number of shares authorized for issuance by 500,000 shares of common stock. In 2007, the 2000 Plan was amended, primarily to increase the number of shares authorized for issuance to an aggregate total of 8,410,403 shares. In 2008, the 2000 Plan was amended, primarily to increase the number of shares authorized for issuance by 3,350,000 shares. Options granted under our 2000 Plan expire no later than ten years from the date of grant. The option price of each incentive stock option shall be at least 100% of the fair value on the date of grant, and the option price for each nonstatutory stock option shall be not less than 85% of the fair value on the date of grant, as determined by the board of directors. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2008, a total of 10,340,053 shares of common stock were authorized for issuance under the 2000 Plan. Options to purchase 164,309 shares were exercised during the year ended December 31, 2008.

        In 2007, the Directors' Plan was amended, primarily to increase the number of shares authorized for issuance by 110,000 shares to an aggregate total of 435,000 shares. In 2008, the Directors' Plan was amended, primarily to increase the number of shares authorized for issuance by 100,000 shares to an aggregate total of 535,000 shares. The exercise price of options under the Directors' Plan will be equal

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors' Plan is ten years. As of December 31, 2008, a total of 532,211 shares of common stock were authorized for issuance under the Directors' Plan. No options to purchase shares were exercised during the year ended December 31, 2008.

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

        Pursuant to SFAS No. 123(R), we are required to estimate the amount of expected forfeitures when calculating compensation costs. We adjust our stock-based compensation expense as actual forfeitures occur, review our estimated forfeiture rates each quarter and make changes to our estimate as appropriate.

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

  •
  Forfeiture rate—We estimated the forfeiture rate using our historical experience with pre-vesting options. We review our forfeiture rates each quarter and make changes as factors affecting our forfeiture rate calculations and assumptions change.

  •
  Dividend yield—The expected dividend yield is 0% as we have not paid and do not expect to pay dividends.

        The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2008, 2007 and 2006:

	Stock Option Plans Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.8%	4.6%	4.7%
Expected term (in years)	4.5	4.1	4.4
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	93.0%	79.6%	95.6%

        Options are priced at the market price of our common stock on the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At December 31, 2008, options to purchase 4,485,639 shares of common stock were available for grant and 10,872,264 reserved shares of common stock were available for future issuance under our stock option plans.

        We recorded stock-based compensation expense of approximately $194,000, $209,000 and $267,000 for the years ended December 31, 2008, 2007, and 2006, respectively, associated with options granted to consultants reflecting the fair value valuation and periodic fair value re-measurement of outstanding consultant options under EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services," or EITF 96-18. The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. For consultant options granted on or after January 1, 2006, we amortized stock-based compensation using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of SFAS No. 123(R). For options granted prior to January 1, 2006, we used the accelerated method for expensing stock-based compensation. As of September 30, 2008, all of our outstanding consultant options were fully vested and the related stock-based compensation expenses were fully recognized.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

  Stock-based Compensation Award Activity

        Option activity under our equity incentive plans was as follows:

	Shares Available For Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,694,834	3,893,219	$15.98
Authorized for grant	500,000	—
Granted	(1,229,967)	1,229,967	$8.79
Exercised	—	(206,636)	$7.96
Cancelled	511,339	(511,339)	$14.72

Outstanding at December 31, 2006	1,476,206	4,405,211	$14.50

Authorized for grant	2,010,000	—
Granted	(1,052,517)	1,052,517	$11.32
Exercised	—	(304,844)	$12.96
Cancelled	72,967	(72,967)	$15.92

Outstanding at December 31, 2007	2,506,656	5,079,917	$13.91

Authorized for grant	3,450,000	—
Granted	(1,534,865)	1,534,865	$25.81
Exercised	—	(164,309)	$10.19
Cancelled	63,848	(63,848)	$18.63

Outstanding at December 31, 2008	4,485,639	6,386,625	$16.82	7.00	$625,764

Vested and expected to vest at December 31, 2008		6,314,989	$16.82

Exercisable at December 31, 2008		5,262,038	$16.03	6.69	$610,924

Exercisable at December 31, 2007		3,944,713	$13.52

Exercisable at December 31, 2006		2,768,121	$13.39

Weighted average grant-date fair value of options granted during 2008			$17.97
Weighted average grant-date fair value of options granted during 2007			$7.00
Weighted average grant-date fair value of options granted during 2006			$6.24

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2008. During the years ended December 31, 2008, 2007 and 2006, the aggregate intrinsic value of options exercised under our stock option plans was approximately $2.4 million, $3.4 million and $470,000, respectively, determined as of the date of option exercise. As of December 31, 2008, there was approximately $10.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock-based compensation arrangements granted under our stock option plans and approximately $1.1 million of total unamortized compensation cost related to our Purchase Plan. The unamortized compensation cost related to our stock option plans is expected to be recognized over a weighted-average period of 2.19 years. We also had approximately 1.1 million of unvested stock options at December 31, 2008. Future option grants and their valuation will increase our compensation cost in the future as the options are granted, valued and expensed ratably according to their vesting periods.

        Details of our stock options by exercise price are as follows as of December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$1.80-$8.15	666,678	5.90	$7.09	613,713	$7.04
$8.25-$9.93	1,271,979	5.41	8.62	1,209,956	8.57
$10.20-$11.36	568,436	7.87	10.94	334,592	10.92
$11.73-$14.75	614,509	7.85	11.94	614,509	11.94
$15.49-$22.54	670,249	6.10	19.25	601,889	19.07
$23.00-$24.56	1,288,747	6.74	23.84	1,035,527	23.80
$25.36-$40.50	1,306,027	9.06	26.45	851,852	26.46

$1.80—$40.50	6,386,625	7.00	$16.82	5,262,038	$16.03

Employee Stock Purchase Plan

        In August 2000, we adopted the Purchase Plan which was approved in September 2000 by our stockholders. In 2007, the Purchase Plan was amended to (i) increase the number of shares authorized for purchase under the Purchase Plan by 1,500,000 and (ii) terminate the provision providing for an annual increase to the Purchase Plan, effective January 1, 2008. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 100,314, 146,243 and 159,380 shares of common stock during 2008, 2007 and 2006, respectively, pursuant to the Purchase Plan at an average price of $11.54 per share, $7.28 per share and $7.21 per share, respectively. For 2008, 2007 and 2006, the weighted average fair value of stock issued under the Purchase Plan was $13.88, $2.80 and $4.95, respectively. The number of shares reserved for future issuance under the Purchase Plan was increased by 1,500,000, 88,888 and 88,888 during 2008, 2007 and 2006, respectively. As of December 31, 2008, we had 1,409,931 reserved shares of common stock for future issuance under the Purchase Plan.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions set forth in the table below. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a "reset." Participants are automatically enrolled in the new offering period. We had a "reset" for a new twenty-four month offering period starting on July 1, 2008 because the fair market value of our stock on June 30, 2008 was lower than the fair market value of our stock on January 2, 2008, the first day of the offering period. We applied modification accounting in accordance with SFAS No. 123(R) to determine the incremental fair value associated with this Purchase Plan "reset" and recognized the related stock-based compensation expense according to the FASB Technical Bulletin, or FTB, No. 97-1, "Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option." The total incremental fair value for this Purchase Plan "reset" was $849,155, which will be recognized over the new twenty-four month offering period. We had another "reset" on January 2, 2009 because the fair market value of our stock on December 31, 2008 was lower than the fair market value of our stock on July 1, 2008, the first day of the offering period. We are assessing the incremental fair value associated with this Purchase Plan "reset" which will be recorded beginning in the first quarter of 2009.

        The following table summarizes the weighted-average assumptions related to our Purchase Plan for the twelve months ended December 31, 2008, 2007 and 2006. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates. There have been no significant changes in the assumptions before and after the "reset" of our Purchase Plan in July 2008.

	Employee Stock Purchase Plan Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.1%	4.7%	4.6%
Expected term (in years)	1.3	0.6	1.2
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	99.0%	45.5%	109.9%

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

        Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	December 31,
	2008	2007
Checking account	$491	$425
Money market funds	45,514	15,051
U. S. treasury bills	26,085	—
Government-sponsored enterprise securities	34,641	38,262
Corporate bonds and commercial paper	27,746	54,558

	$134,477	$108,296

Reported as:
Cash and cash equivalents	$46,005	$44,503
Available-for-sale securities	88,472	63,793

	$134,477	$108,296

        Cash equivalents and available-for-sale securities included the following securities with unrealized gains and losses (in thousands):

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. treasury bills	$25,972	$113	$—	$26,085
Government-sponsored enterprise securities	34,501	140	—	34,641
Corporate bonds and commercial paper	27,603	143	—	27,746

Total	$88,076	$396	$—	$88,472

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government-sponsored enterprise securities	$38,256	$18	$—	$38,274
Corporate bonds and commercial paper	54,366	197	(5)	54,558

Total	$92,622	$215	$(5)	$92,832

        As of December 31, 2008, all of our cash equivalents and available-for-sale securities had maturities of less than one year. At December 31, 2008, our available-for-sale securities had a weighted average maturity of approximately 108 days. We have the ability to hold all investments as of December 31, 2008 to maturity.

        At December 31, 2008 and 2007, we had no investment that has been in a continuous unrealized loss position for more than twelve months. As of December 31, 2007, a total of three individual securities were in an unrealized loss position for twelve months or less that was deemed to be

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES (Continued)

temporary. The following table shows the unrealized losses and fair values of these three securities as of December 31, 2007 by investment category (in thousands):

	Estimated Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	$—
Corporate bonds and commercial paper	6,394	(5)

Total	$6,394	$(5)

6. FAIR VALUE

        Under SFAS No. 157, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

        Financial assets recorded at fair value in our financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

The fair valued assets we hold that are generally included under this Level 1 are money market securities where fair value is based on publicly quoted prices.

Level 2—Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument's anticipated life.

The fair valued assets we hold that are generally included under this Level 2 were government-sponsored enterprise securities, U. S. Treasury bills, corporate bonds and commercial paper where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management's best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

        We carry no investments classified under Level 3.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE (Continued)

Fair Value on a Recurring Basis

        Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Money market fund	$45,514	$—	$—	$45,514
U. S. treasury bills	—	26,085	—	26,085
Government-sponsored enterprise securities	—	34,641	—	34,641
Corporate bonds and commercial paper	—	27,746	—	27,746

Total	$45,514	$88,472	$—	$133,986

7. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Laboratory and office equipment	$19,019	$17,207
Construction in progress	5	5

Total property and equipment	19,024	17,212
Less accumulated depreciation and amortization	(15,457)	(14,652)

Property and equipment, net	$3,567	$2,560

        During 2008, we disposed of approximately $694,000 of assets with related accumulated depreciation of approximately $619,000. In 2007, we disposed of approximately $6,000 of assets with related accumulated depreciation of approximately $2,000.

        At December 31, 2008 and 2007, equipment under capital leases included in property and equipment had a cost of approximately $5.2 million and $4.0 million, respectively. Total depreciation expense, which includes amortization from equipment under capital leases, was $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. LONG-TERM OBLIGATIONS

        At December 31, 2008, future minimum lease payments and obligations under all noncancelable leases were as follows (in thousands):

	Capital Leases	Operating Leases
For years ending December 31,
2009	$1,504	$16,481
2010	1,261	14,561
2011	863	14,838
2012	45	15,354
2013	—	13,809
2014 and thereafter	—	62,314

Total minimum payments required	3,673	$137,357

Less amount representing interest	(281)

Present value of future lease payments	3,392
Less current portion	(1,339)

Noncurrent obligations under capital leases	$2,053

        We entered into a build-to-suit lease agreement with our landlord in May 2001, and moved into our current facilities in February 2003. In January 2005, we entered into an amendment with the landlord for our office lease to decrease the contractual rental commitments in 2005 by approximately $1.0 million. In July 2006, we amended our facility lease again in order to defer certain rent payments originally to occur in 2006 and 2007. The deferred payments are due to be paid to the landlord over the period starting from 2009 to 2012. We may prepay the deferred amount at any time without penalty. We reevaluated the lease amendment under SFAS No. 13, "Accounting for Leases" and determined that the amended lease still qualified as an operating lease. In conjunction with the lease amendment, a warrant was issued to purchase 100,000 shares of our common stock at $10.57 per share. The warrant remains exercisable until July 2013 and is exercisable at the option of the holder. See further discussion of the warrants in Note 9—Stockholder's Equity.

        During May 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years. The sublease was amended in September 2005 to extend the term for an additional year. In May 2007, we subleased approximately 6,180 square feet of our space to another tenant. The sublease was terminated in March 2008. Rent expense, net of sublease income, under all operating leases amounted to approximately $14.5 million, $15.1million and $14.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        In August 2000, we obtained a master agreement with a leasing company to finance our capital purchases. Under this agreement, from time to time we sell to the leasing company at cost and lease back the equipment we purchased. The lease period is three years with the interest rate on the lease fixed at drawdown and ranging approximately from 10.3% to 10.9%. Each line has a bargain purchase buyout provision of $101. We account for the sale-leaseback transaction as financing, with no sale and no gain (loss) being recognized. As of December 31, 2008, the outstanding principal balance under the credit lines was approximately $714,000.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. LONG-TERM OBLIGATIONS (Continued)

        In January 2008, we obtained a new equipment lease line with a borrowing capability of $1.5 million. Our borrowing capacity under this equipment lease line was increased to $3.2 million in July 2008. Our ability to draw down on this line expired at the end of 2008. The repayment period from this line is three years beginning on the date of each draw down, with the interest rate on the line fixed at each draw down. Each draw down has a bargain purchase buyout provision of $1. During the year 2008, we drew down approximately $2.9 million, which is included in our capital lease obligation on our balance sheet. As of December 31, 2008, the outstanding principal balance under the credit lines was approximately $2.7 million.

        Obligations under all capital leases are secured by the assets financed under the leases.

9. STOCKHOLDERS' EQUITY

Preferred Stock

        We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2008 and 2007, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each such series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

Common Stock

        During the first quarter of 2008, we completed an underwritten public offering in which we sold 5,000,000 shares of our common stock at a price of $27.00 per share to the public. We received net proceeds of approximately $127.5 million after deducting underwriting discounts, and commissions and offering expenses.

Warrants

        In conjunction with the facilities lease entered into in May 2001, we issued a warrant to the lessor to purchase 16,666 shares of our common stock at an exercise price of $80.21 per share, a 15% premium to market at the time of issuance. This warrant expired in May 2006. The fair market value of this warrant, as determined using the Black-Scholes valuation model, was approximately $683,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2008, approximately $413,000 remained to be amortized over the life of the lease.

        In conjunction with the facilities lease amendment in October 2002, we issued a warrant to the lessor to purchase 55,555 shares of our common stock at an exercise price of $17.73 per share. The warrant expired in October 2007. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $565,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2008, approximately $342,000 remained to be amortized over the life of the lease.

        In conjunction with the facilities lease amendment in July 2006, we issued a warrant to the lessor to purchase 100,000 shares of our common stock at an exercise price of $10.57 per share. The warrant is outstanding as of December 31, 2008 and exercisable at any time up to July 2013. The fair value of

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

this warrant, as determined using the Black-Scholes valuation model, was approximately $801,000. The amount has been included in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2008, approximately $629,000 remained to be amortized over the life of the lease.

        As of December 31, 2008, we had reserved shares of common stock for future issuance as follows:

December 31, 2008
Warrants	100,000
Incentive stock plans	10,872,264
Purchase Plan	1,409,931

Total	12,382,195

10. INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	$152,034	$111,297
Research and development credits	19,511	15,469
Capitalized research and development expenses	19,815	15,671
Deferred compensation	15,282	7,647
Other, net	7,096	7,688

Total deferred tax assets	213,738	157,772
Valuation allowance	(213,738)	(157,772)

Net deferred tax assets	$—	$—

        As of December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $431.0 million, which expire beginning in the year 2011 and state net operating loss carryforwards of approximately $94.0 million, which expire beginning in the year 2015.

        We also have federal research and development tax credits of $14.1 million, which begin to expire in the year 2012 and state research and development tax credits of approximately $12.2 million, which have no expiration date. Federal refundable credit of $89,000 for 2008 was calculated based on fixed assets placed into service from April 1, 2008 to December 31, 2008, in accordance with the provisions of the Housing and Economic Recovery Act of 2008.

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $56.0 million and $30.9 million for the years ended December 31, 2008 and 2007, respectively.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        Included in the valuation allowance balance at December 31, 2008 is $4.1 million of tax deductions related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

        Utilization of the net operating loss may be subject to annual limitations if there are ownership changes in the future. The limitations are subject to Internal Revenue Code and similar state provisions and such limitations could result in the expiration of the net operating loss before utilization.

Adoption of FASB Interpretation No. 48

        On January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	2008	2007
Balance at the beginning of the year	$3,400	$3,400
Increases related to prior year tax positions	—	—
Increases related to current year tax positions	—	—

Balance at the end of the year	$3,400	$3,400

        As of the date of adoption on January 1, 2007, we recorded a $3.4 million reduction to deferred tax assets for unrecognized tax benefits, all of which was offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet. We do not anticipate a significant change to its unrecognized tax benefits over the next twelve months.

        We file income tax returns in the U.S. federal jurisdiction and in California, and the tax returns filed for the years 2002 through 2007 have not been examined and have not expired by the statute of limitations. Because of net operating loss and research credit carryovers, substantially all of our tax years remain open to examination.

        Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

11. SUBSEQUENT EVENTS

        In February 2009, we announced that we have cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees or approximately 20% of our workforce. This measure is intended to maintain our emphasis on active preclinical and clinical programs, while conserving our resources. We are still assessing the restructuring and other charges associated with this measure, which are expected to be recorded in the first quarter of 2009.

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming us and certain of our officers,

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. SUBSEQUENT EVENTS (Continued)

directors and underwriters as defendants for our February 2008 stock offering. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of a Phase II clinical trial of our product candidate R788. The plaintiff seeks damages, including rescission or rescissory damages for purchasers in the stock offering, an award of its costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and October 27, 2008, including purchasers in the stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our executive officers and directors as defendants. These lawsuits and any other related lawsuits are subject to inherent uncertainties and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of these suits, and we may not prevail. We are not currently able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage and we cannot ascertain how long it may take to resolve these matters. We have not established any reserve for any potential liability relating to these lawsuits. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously.

12. SELECTED QUARTERLY FINANCIAL DATA

	Year Ended December 31, 2008				Year Ended December 31, 2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(unaudited, in thousands, except per share amounts)
Revenue	$—	$—	$—	$—	$2,644	$1,956	$—	$8,000
Net loss	$(27,262)	$(34,029)	$(37,691)	$(33,364)	$(17,081)	$(19,245)	$(18,944)	$(19,002)
Net loss per share, basic and diluted	$(0.79)	$(0.93)	$(1.03)	$(0.91)	$(0.68)	$(0.68)	$(0.61)	$(0.61)
Weighted average shares used in computing net loss per share, basic and diluted	34,417	36,505	36,581	36,584	25,184	28,355	31,030	31,084

Net loss in the fourth quarter of 2008 decreased mainly due to the reversal of the bonus expense of $3.0 million recorded in the previous quarters as we decided not to pay any bonuses for 2008.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10K.

 Report of Independent Registered Public Accounting Firm

        The Board of Directors and Shareholders of Rigel Pharmaceuticals, Inc.

        We have audited Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rigel Pharmaceuticals Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Rigel Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 24, 2009

Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding our directors and executive officers is incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

        In 2003, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is on our website at http://ir.rigel.com/phoenix.zhtml?c=120936&p=irol-govhighlights . If we make any substantive amendments to the code or grant any waiver from a provision of the code applicable to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on a Form 8-K.

Item 11.    Executive Compensation

        Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption "Ratification of Independent Auditors" in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are being filed as part of this Annual Report on Form 10-K:

1.
Financial Statements—Index to Financial Statements in Item 8 of this Annual Report on Form 10-K and selected quarterly financial data for the last two years in Note 12.

2.
Financial Statement Schedules—None—As all required disclosures have been made in the footnotes to the financial statements.

3.
Exhibits:

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889), dated February 2, 2007, and incorporated herein by reference).
4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).
4.3	Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889) and incorporated herein by reference).
10.1+	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.2	Collaboration Agreement between Rigel and Janssen Pharmaceutica N.V., dated December 4, 1998 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.3	Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.4	Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.5*	License and Research Agreement between Rigel and Cell Genesys, Inc., dated September 2, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.6	Technology Transfer Agreement between Rigel and Questcor Pharmaceuticals, Inc., dated September 22, 2000 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.7	Build-to-suit lease between Rigel and Slough BTC, LLC, dated May 16, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).
10.8	First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).
10.9*	Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).
10.10*	Second Amendment, dated July 1, 2001, to the Collaboration Agreement between Rigel and Cell Genesys, Inc. (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).
10.11	First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated June 30, 2000 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).
10.12	Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated December 4, 2001 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).
10.13	Loan and Security Agreement between Rigel and Comerica Bank—California, dated July 12, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).
10.14*	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).
10.15*	Amendment to Build-to-suit lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.16+	Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.17*	Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (No. 000-29889) and incorporated herein by reference).

10.18*	License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 000-29889), as amended, and incorporated herein by reference).
10.19+	Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889) filed on May 10, 2007, as amended, and incorporated herein by reference).
10.20+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on May 30, 2008 and incorporated herein by reference).
10.21+	2007 Bonus Plan Payouts for Named Executive Officers (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on February 14, 2008 and incorporated herein by reference).
10.22+	2008 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on February 26, 2008 and incorporated herein by reference).
10.23+	2000 Non-Employee Directors' Stock Option Plan, as amended, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 000-29889) filed on August 5, 2008 and incorporated herein by reference).
10.24+#	Amended and Restated Employment Agreement between Rigel and Donald Payan, dated November 13, 2008.
10.25+#	Change of Control Severance Plan.
10.26+#	2000 Employee Stock Purchase Plan, as amended.
10.27+	2008 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (No. 000-29889) filed on May 6, 2008 and incorporated herein by reference).
23.1#	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on February 27, 2009.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES M. GOWER James M. Gower	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009
/s/ RYAN D. MAYNARD Ryan D. Maynard	Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)	February 27, 2009
/s/ DONALD G. PAYAN Donald G. Payan	Executive Vice President, Chief Scientific Officer and Director	February 27, 2009

Signature	Title	Date

/s/ JEAN DELEAGE Jean Deleage	Director	February 27, 2009
/s/ BRADFORD S. GOODWIN Bradford S. Goodwin	Director	February 27, 2009
/s/ GARY A. LYONS Gary A. Lyons	Director	February 27, 2009
/s/ WALTER H. MOOS Walter H. Moos	Director	February 27, 2009
/s/ HOLLINGS C. RENTON Hollings C. Renton	Director	February 27, 2009
/s/ PETER S. RINGROSE Peter S. Ringrose	Director	February 27, 2009
/s/ STEPHEN A. SHERWIN Stephen A. Sherwin	Director	February 27, 2009

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889), dated February 2, 2007, and incorporated herein by reference).
4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).
4.3	Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889) and incorporated herein by reference).
10.1+	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.2	Collaboration Agreement between Rigel and Janssen Pharmaceutica N.V., dated December 4, 1998 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.3	Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.4	Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.5*	License and Research Agreement between Rigel and Cell Genesys, Inc., dated September 2, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.6	Technology Transfer Agreement between Rigel and Questcor Pharmaceuticals, Inc., dated September 22, 2000 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
10.7	Build-to-suit lease between Rigel and Slough BTC, LLC, dated May 16, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).
10.8	First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).
10.9*	Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).
10.10*	Second Amendment, dated July 1, 2001, to the Collaboration Agreement between Rigel and Cell Genesys, Inc. (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).
10.11	First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated June 30, 2000 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.12	Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated December 4, 2001 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).
10.13	Loan and Security Agreement between Rigel and Comerica Bank—California, dated July 12, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).
10.14*	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).
10.15*	Amendment to Build-to-suit lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.16+	Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.17*	Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (No. 000-29889) and incorporated herein by reference).
10.18*	License and Research Agreement (Amended and Restated) between Rigel and Cell Genesys, Inc., dated September 2, 1999, as amended and restated on March 26, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 000-29889), as amended, and incorporated herein by reference).
10.19+	Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889) filed on May 10, 2007, as amended, and incorporated herein by reference).
10.20+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on May 30, 2008 and incorporated herein by reference).
10.21+	2007 Bonus Plan Payouts for Named Executive Officers (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on February 14, 2008 and incorporated herein by reference).
10.22+	2008 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on February 26, 2008 and incorporated herein by reference).
10.23+	2000 Non-Employee Directors' Stock Option Plan, as amended, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 000-29889) filed on August 5, 2008 and incorporated herein by reference).
10.24+#	Amended and Restated Employment Agreement between Rigel and Donald Payan, dated November 13, 2008.
10.25+#	Change of Control Severance Plan.
10.26+#	2000 Employee Stock Purchase Plan, as amended.
10.27+	2008 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (No. 000-29889) filed on May 6, 2008 and incorporated herein by reference).
23.1#	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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