Form 10-Q
period 2009-03-31
RIGEL PHARMACEUTICALS INC
filed 2009-05-05
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of April 30, 2009, there were 36,700,860 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,729	$46,005
Available-for-sale securities	68,082	88,472
Prepaid expenses and other current assets	3,187	3,610
Total current assets	107,998	138,087

Property and equipment, net	3,258	3,567
Other assets	2,770	2,204
	$114,026	$143,858

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,790	$5,984
Accrued compensation	1,651	1,625
Other accrued liabilities	9,400	12,029
Deferred rent	634	3,174
Capital lease obligations	1,226	1,339
Total current liabilities	19,701	24,151

Long-term portion of capital lease obligations	1,730	2,053
Long-term portion of deferred rent	15,456	13,311
Other long-term liabilities	171	178

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,700,860 and 36,646,397 shares issued and outstanding on March 31, 2009 and December 31, 2008, respectively	37	37
Additional paid-in capital	608,489	605,509
Accumulated other comprehensive income	141	396
Accumulated deficit	(531,699)	(501,777)
Total stockholders’ equity	76,968	104,165
	$114,026	$143,858

(1)  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2008.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Contract revenues	$—	$—
Costs and expenses:
Research and development	24,538	21,620
General and administrative	4,603	7,125
Restructuring charges	1,141	—
	30,282	28,745

Loss from operations	(30,282)	(28,745)
Interest income	347	1,530
Interest expense	(53)	(47)
Loss before income taxes	(29,988)	(27,262)
Income tax benefit	66	—
Net loss	$(29,922)	$(27,262)

Net loss per share, basic and diluted	$(0.82)	$(0.79)

Weighted average shares used in computing net loss per common share, basic and diluted	36,699	34,417

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net loss	$(29,922)	$(27,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320	342
Stock-based compensation expense	2,266	5,846
Changes in assets and liabilities:
Prepaid expenses and other current assets	423	(951)
Other assets	50	38
Accounts payable	806	(732)
Accrued compensation	26	(5,190)
Other accrued liabilities	(2,629)	974
Deferred rent and other long-term liabilities	(402)	(145)
Net cash used in operating activities	(29,062)	(27,080)

Investing activities
Purchases of available-for-sale securities	(27,034)	(73,605)
Maturities of available-for-sale securities	44,190	30,676
Sale of available-for-sale securities	2,979	—
Capital expenditures	(11)	(297)
Net cash provided by (used in) investing activities	20,124	(43,226)

Financing activities
Proceeds from capital lease financings	—	219
Payments on capital lease obligations	(436)	(316)
Net proceeds from issuances of common stock	98	128,496
Net cash (used in) provided by financing activities	(338)	128,399

Net (decrease) increase in cash and cash equivalents	(9,276)	58,093

Cash and cash equivalents at beginning of period	46,005	44,503

Cash and cash equivalents at end of period	$36,729	$102,596

Supplemental disclosure of cash flow information
Interest paid	$55	$45

Schedule of non cash transactions
Issuance of warrants with lease amendment	$616	$—

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

2.              Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year. The balance sheet at December 31, 2008 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements. Because all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

3.              Recent Accounting Pronouncements

On June 25, 2008, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” or EITF 07-5. EITF 07-5 provides guidance on how to determine whether certain instruments or features were indexed to the company’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted EITF 07-5 on January 1, 2009 and concluded it had no material impact on our financial statements.

On December 12, 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We adopted EITF 07-1 on January 1, 2009 and concluded it had no material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157. This standard defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position, or FSP 157-2, “Effective Date of FASB Statement No. 157,” companies are allowed to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” or FSP 157-3, was issued and effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarified the application of SFAS No. 157 in a market that is not active. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 for all financial assets and liabilities.  Effective January 1, 2009, we adopted SFAS No. 157 for non-financial assets and liabilities. There was no material impact on our financial statements from the adoption of SFAS No. 157 for our financial or non-financial assets and liabilities.

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

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Research and development	$1,425	$3,092
General and administrative	719	2,754
Restructuring charges	122	—
Total stock-based compensation expense	$2,266	$5,846

In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure was intended to maintain our emphasis on active preclinical and clinical programs, while conserving our resources. As part of a package we offered the terminated employees, we extended the date the terminated employees had to exercise their vested options to December 31, 2008 rather than 90 days from the termination date as is typically required under our equity incentive plan. We recorded $122,000 of non-cash stock-based compensation expense related to this modification.

Under SFAS No. 123(R), “Accounting for Stock-Based Compensation,” the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. We have segregated option awards into three homogenous groups for purposes of determining fair values of options: officers and directors, all other employees, and consultants.

We determined weighted-average valuation assumptions separately for each of these groups as follows:

•                  Volatility—We estimated volatility using the historical share price performance over the expected life of the option up to the point where we have historical market data. We also considered other factors, such as implied volatility, our current clinical trials and other company activities that may affect the volatility of our stock in the future. We determined that at this time historical volatility is more indicative of our expected future stock performance than implied volatility.

•                  Expected term—We worked with various historical data to determine the applicable expected term for each option group. This data include: (1) for exercised options,  the term of the options from option grant date to exercise date; (2) for cancelled options, the term of the options from option grant date to cancellation date, excluding unvested option forfeitures; and (3) for options that remained outstanding at the balance sheet date, the term of the options from option grant date to the end of the reporting period and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each option group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we considered the optionee type (i.e., officers and directors, all other employees and consultants) and other factors that may affect the expected term of the option. For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	1.8%	2.7%
Expected term (in years)	4.4	4.6
Dividend yield	0.0%	0.0%
Expected volatility	98.4%	93.2%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. We granted options to purchase 1,982,473 shares of common stock during the three months ended March 31, 2009, with a grant-date weighted average fair value of $4.60 per share. We granted options to purchase 1,305,691 shares of common stock during the three months ended March 31, 2008, with a grant-date weighted average fair value of $18.48 per share.  As of March 31, 2009, there was approximately $17.9 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our stock option plans. At March 31, 2009, 2,589,743 shares of common stock were available for future grant under our equity incentive plans and options to purchase 54,463 shares were exercised during the three months ended March 31, 2009.

Employee Stock Purchase Plan (ESPP)

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions set forth on the following table. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date.

Our ESPP also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2009 because the fair market value of our stock on December 31, 2008 was lower than the fair market value of our stock on July 1, 2008, the first day of the offering period. We applied modification accounting in accordance with SFAS No. 123(R) to determine the incremental fair value associated with this ESPP “reset” and recognized the related stock-based compensation expense according to the FASB Technical Bulletin, or FTB, No. 97-1, “Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option.” The total incremental fair value for this ESPP “reset” was $1,443,848, which will be recognized over the new twenty-four month offering period.

As of March 31, 2009, there were approximately 1,409,931 shares reserved for future issuance under the ESPP. The following table summarizes the weighted-average assumptions related to our ESPP for the three months ended March 31, 2009 and 2008. Expected volatilities for our ESPP are based on the historical volatility of our stock. Expected term represents the weighted average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	1.1%	2.1%
Expected term (in years)	1.3	1.2
Dividend yield	0.0%	0.0%
Expected volatility	112.0%	99.0%

6.              Revenue Recognition

We recognize revenue from our collaboration arrangements in accordance with Emerging Issues Task Force, or EITF, No. 07-1, “Accounting for Collaborative Arrangements”. Our revenue arrangements with multiple elements are evaluated under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand- alone value to the customer and whether there is objective and reliable evidence of the fair value of any undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Revenues related to collaborative research with our corporate collaborators are recognized as research services are performed over the related development periods for each agreement. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Our research and development expenses under the collaborative research agreements approximate the revenue recognized under such agreements over the term of the respective agreements. It is our policy to recognize revenue based on our level of effort expended, however, revenue recognized will not exceed amounts billable under the agreement.

Revenues associated with at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones as set forth in the applicable agreement.

7.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Checking account	$904	$491
Money market funds	30,825	45,514
U. S. treasury bills	24,941	26,085
Government-sponsored enterprise securities	28,610	34,641
Corporate bonds and commercial paper	19,531	27,746

	$104,811	$134,477
Reported as:
Cash and cash equivalents	$36,729	$46,005
Available-for-sale securities	68,082	88,472

	$104,811	$134,477

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2009	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$24,910	$31	$—	$24,941
Government-sponsored enterprise securities	28,567	49	(6)	28,610
Corporate bonds and commercial paper	19,464	67	—	19,531

Total	$72,941	$147	$(6)	$73,082

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$25,972	$113	$—	$26,085
Government-sponsored enterprise securities	34,501	140	—	34,641
Corporate bonds and commercial paper	27,603	143	—	27,746

Total	$88,076	$396	$—	$88,472

Available-for-sale Securities.  As of March 31, 2009, all of our cash equivalents and available-for-sale securities had maturities of less than one year. At March 31, 2009, our available-for-sale securities had a weighted average time to maturity of approximately 106 days. We have the ability to hold all investments as of March 31, 2009 to maturity.

At March 31, 2009 and December 31, 2008, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  As of March 31, 2009, a total of 8 individual securities were in an unrealized loss position for twelve months or less and were deemed to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
March 31, 2009	Fair Value	Losses
Government-sponsored enterprise securities	$7,835	$(6)
Corporate bonds and commercial paper	4,999	—
Total	$12,834	$(6)

8.              Fair Value

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

Level 2—Are inputs,  other than quoted prices included in Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

The fair valued assets we hold that are generally assessed under Level 2 included government-sponsored enterprise securities, U. S. Treasury bills, corporate bonds and commercial paper where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data.

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Money market fund	$30,825	$—	$—	$30,825
U. S. treasury bills	—	24,941	—	24,941
Government-sponsored enterprise securities	—	28,610	—	28,610
Corporate bonds and commercial paper	—	19,531	—	19,531

Total	$30,825	$73,082	$—	$103,907

Fair Value on a Non-Recurring Basis

On March 31, 2009, we issued a new warrant granting our landlord the right to purchase 200,000 shares of common stock, and cancelled an existing warrant to purchase 100,000 shares of common stock, in connection with the amendment of our build-to-suit lease agreement (see Note 10 below for more details).   We used the Black Scholes option-pricing model and calculated an incremental fair market value of $616,000 related to the new warrants in accordance with SFAS No. 123(R).  The new warrants was categorized as level 3 under SFAS No. 157 due to the unobservable inputs we used in the Black Scholes option-pricing model.

The following table summarizes the assumptions used relating to the valuation of the new warrants at March 31, 2009:

Risk-free interest rate	2.2%
Expected term (in years)	7.0
Dividend yield	0.0%
Expected volatility	99.2%

9.              Restructuring Charges

In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure was intended to maintain our emphasis on active preclinical and clinical programs, while conserving our resources. Consequently, we recorded restructuring charges of $1.1 million, including $1.0 million of workforce reduction costs and $122,000 of non-cash stock-based compensation expense as a result of the extension of the date the terminated employees had to exercise their vested options to December 31, 2008 rather than 90 days from termination date as is typically required under our equity incentive plan. At March 31, 2009, $28,000 of the restructuring charges related to COBRA benefits for the remaining periods of 2009 were unpaid and classified under accrued compensation on the balance sheet.

10.       Amendment to the Build-to-Suit Lease Agreement

On March 31, 2009, we amended our build-to-suit lease agreement with our landlord HCP BTC, LLC (formerly known as Slough BTC, LLC) to defer certain rental obligations in the aggregate amount of $6.9 million for a period of up to seventeen months.  Under the terms of this amendment, we are obligated to repay the deferred rental amounts, including interest accruing at 12% during the deferral period, based on a timeline that can vary depending upon the occurrence of certain financing or collaborative transactions. We consider accrued interest on the deferred amounts to be contingent rent payments and accordingly, recognize such amounts in rent expense as incurred.  The amount of contingent rent expense we incurred in the first quarter of 2009 was approximately $138,000.  In addition, the amendment to the lease agreement also provided for the cancellation of an existing warrant granting HCP Estates USA Inc. (an affiliate of our landlord) the right to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock.  The exercise price per share of the new warrant is $6.61, which is the average closing price of our common stock for the three business days immediately preceding the execution of the amendment to the lease agreement. The new warrant remains exercisable for 7 years from the date of issuance. We applied modification accounting in accordance with SFAS No. 123(R) and calculated an incremental fair market value of the new warrant of $616,000. This amount has been deferred in other assets and is being amortized into rent expense over the remaining term of the lease.

11.       Contingencies

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming us and certain of our officers, directors and underwriters as defendants for our February 2008 stock offering. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of a Phase 2a clinical trial of our product candidate R788. The plaintiff seeks damages, including rescission or rescissory damages for purchasers in the stock offering, an award of its costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and October 27, 2008, including purchasers in the stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action.  On April 7, 2009, Inter-Local Pension Fund GCC/IBT filed a motion for appointment as lead plaintiff in the case, and for appointment of its counsel as lead counsel.  It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our executive officers and directors as defendants.  If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

This lawsuit and any other related lawsuits are subject to inherent uncertainties and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot ascertain how long it may take to resolve this matter. We have not established any reserve for any potential liability relating to this lawsuit. We believe that we have meritorious defenses and intend to defend this lawsuit vigorously.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the condensed balance sheet of Rigel Pharmaceuticals, Inc. as of March 31, 2009, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2009, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Palo Alto, California
May 1, 2009

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains statements indication expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations, including revenues that may be received from these collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed in the “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $29.9 million for the three months ended March 31, 2009, $132.3 million in 2008 and $74.3 million in 2007. Currently, our revenues may be generated solely from research milestone payments pursuant to our collaboration agreements and licenses and would be insufficient to generate profitable operations. In addition, we have funded our operations primarily through private and public offerings of our common stock. As of March 31, 2009, we had an accumulated deficit of approximately $531.7 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs. Until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through collaboration and licensing arrangements or public and/or private equity or debt offerings, as well as through interest income earned on the investment of our cash balances and short-term investments.

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any revenues from product sales. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations. With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We continue to pursue a collaboration partner for our lead product candidate, R788, prior to initiating Phase 3 clinical trials. We have engaged in discussions with various parties regarding such a partnership. At the present time, while we have parties who have indicated an interest in entering into a partnership for R788, we believe we will be able to negotiate a more attractive arrangement for us and our stockholders once we have the results from the two Phase 2b clinical trials of R788, TASKi2 and TASKi3. Results from both of these clinical trials are expected to be available in July 2009.

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

Product Development Programs

Our product development portfolio features multiple novel small molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory/autoimmune diseases, as well as for certain cancers and metabolic diseases. Our multiple product candidates in development are as follows:

•                  R788 (fostamatinib disodium)—Product Candidate for Rheumatoid Arthritis (RA).  R788 is our lead product candidate. It has a novel mechanism of action, inhibiting immunoglobulins G (IgG) receptor signaling in macrophages and B-cells. Previously, we studied R788 in a Phase 1, single center, double-blind, randomized, placebo-controlled, clinical trial evaluating the safety and pharmacokinetics of escalating single and multiple doses of R788. We also completed a Phase 2a clinical trial of R788 with 189 patients to evaluate its safety and pharmacokinetics in combination with methotrexate, a commonly prescribed treatment for RA. Results of this clinical trial suggested that there is not an adverse interaction between R788 and methotrexate.

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

Enrollment for the TASKi2 clinical trial of R788 in patients with RA who previously failed to respond to methotrexate treatment was completed in December 2008, with 457 patients randomized. The smaller TASKi3 clinical trial of R788 completed enrollment in March 2009, with 219 patients randomized.  TASKi3 is for RA patients who previously failed to respond to at least one marketed biologic treatment. Results from both of these clinical trials are expected to be available in July 2009.  We expect that these results, involving approximately 670 additional patients, will substantially further the understanding of the potential of R788 and may therefore drive enhanced economics in a possible deal.

The recently completed double-blind, double-dummy, randomized, positive and placebo-controlled parallel study of the effects of R788 on QT/QTc intervals in healthy subjects confirmed that R788 does not elicit a QT/QTc signal. Under a protocol pre-reviewed by the Food and Drug Administration (FDA), a total of 208 healthy volunteers were divided into four dosage groups and were given, in a parallel design, either placebo, a standard dose of 100mg bid of R788, a super dose of 300mg bid of R788, or moxifloxacin (known to elevate QT/QTc intervals in normal healthy adults). All participants were dosed for four days and were evaluated for changes from the time-matched baseline QT/QTc intervals using extractions from continuous Holter monitors. There were no significant effects on the QT/QTc intervals of participants in either the 100mg bid or the 300mg bid R788 dosage groups. As expected, the study found that participants in the moxifloxacin group experienced QT/QTc elevations.

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

•                  R788—Product Candidate for B-Cell Lymphoma.  Research has shown that over activity of the signaling enzyme spleen tyrosine kinase, or Syk, appears to have an essential role in the survival and proliferation of certain B-cell lymphoma cell lines, and that R788 can inhibit the growth of B-cell lymphoma driven by Syk over activity. In December 2008, we reported that R788 is well-tolerated by B-cell Lymphoma patients and shows therapeutic benefit in patients suffering from diffuse large B-Cell lymphoma (DLBCL) and chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL). A total of 68 patients received 200 mg PO bid (orally, twice daily) of R788 until disease progression occurred. Treatment response rates from patients suffering from DLBCL and CLL/SLL were 22% and 55%, respectively. Response to treatment was evaluated using standard NHL response criteria (The Cheson Criteria). Treatment-related adverse events included cytopenias, fatigue, diarrhea/abdominal discomfort and hypertension. Most adverse events were mild to moderate and were reversible.

•                  R788—Product Candidate for T-Cell Lymphoma.  Recent research has suggested that syk may be important in the growth of some types of T-cell lymphomas.

In March 2009, we announced the enrollment of the first patient in a Phase 2, multi-center clinical trial of R788 in patients with refractory or relapsed peripheral T-cell lymphoma (PTCL). The primary objective of the clinical trial is to assess the efficacy of R788, an orally bio-available Syk kinase inhibitor, in patients suffering from this subset of non-Hodgkin’s lymphoma that originates in the patient’s T-cells. Prior studies have suggested increased expression of syk at the cellular level in many of these patients with PTCL.

The Phase 2 clinical trial will be conducted in two stages at several centers in North America with each patient receiving 200mg of R788 orally twice a day for a minimum of 8 weeks, or until disease progression or withdrawal from the clinical trial. During stage one, 19 patients with PTCL who previously failed to respond to standard of care treatment for their disease are expected to be evaluated. Stage two is expected to include the enrollment of approximately 36 patients. Efficacy will be assessed by computerized tomography/positron emission tomography (CT/PET) scans at baseline and CT scans of the disease-involved areas at 8 weeks. Safety will be assessed by periodic physical exams, blood tests and clinical laboratory work, among others. Results of the clinical trial are expected in the second half of 2010.

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

Recent Accounting Pronouncements

On June 25, 2008, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” or EITF 07-5. EITF 07-5 provides guidance on how to determine whether certain instruments or features were indexed to the company’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted EITF 07-5 on January 1, 2009 and concluded it had no material impact on our financial statements.

On December 12, 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We adopted EITF 07-1 on January 1, 2009 and concluded it had no material impact on our financial statements.

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

Revenue Recognition

We recognize revenue from our collaboration arrangements in accordance with Emerging Issues Task Force, or EITF, No. 07-1, “Accounting for Collaborative Arrangements”. Our revenue arrangements with multiple elements are evaluated under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand- alone value to the customer and whether there is objective and reliable evidence of the fair value of any undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Revenues related to collaborative research with our corporate collaborators are recognized as research services are performed over the related development periods for each agreement. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Our research and development expenses under the collaborative research agreements approximate the revenue recognized under such agreements over the term of the respective agreements. It is our policy to recognize revenue based on our level of effort expended, however, revenue recognized will not exceed amounts billable under the agreement.

Revenues associated with at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones as set forth in the applicable agreement.

Stock-based Compensation

The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility using our historical stock price performance over the expected life of the option up to the point where we have historical market data. For expected term, among other things, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock-based expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenues

There were no contract revenues reported during the three months ended March 31, 2009 and 2008. We had no deferred revenue as of March 31, 2009. Our potential future revenues may include certain milestone payments from our current collaboration partners or new collaboration partners with whom we enter into agreements in the future.

Research and Development Expenses

	Three Months Ended
	March 31,
	2009	2008	Aggregate Change
	(in thousands)
Research and development expenses	$24,538	$21,620	$2,918
Stock-based compensation expense included in research and development expenses	1,425	3,092	(1,667)

The increase in research and development expenses for the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to an increase in clinical costs, partially offset by the combination of a decrease in stock-based compensation expense as discussed under “Stock-Based Compensation” below and a decrease in bonus expense as we did not book a bonus accrual in the first quarter of 2009. The increase in clinical costs was primarily attributable to increased costs associated with our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trials in RA patients and manufacturing R788 material to be used in these clinical trials.

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

General and Administrative Expenses

	Three Months Ended
	March 31,
	2009	2008	Aggregate Change
	(in thousands)
General and administrative expenses	$4,603	$7,125	$(2,522)
Stock-based compensation expense included in general and administrative expenses	719	2,754	(2,035)

The decrease in general and administrative expenses for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily attributable to the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation” below and a decrease in bonus expense as we did not book a bonus accrual in the first quarter of 2009. Due to the purported securities class action lawsuit recently filed against us, we expect that our legal expenses will increase in 2009, as we will vigorously defend the lawsuit.

Restructuring Charges

	Three Months Ended
	March 31,
	2009	2008	Aggregate Change
	(in thousands)
Restructuring Charges	$1,141	$—	$1,141
Stock-based compensation expense included in restructuring charges	122	—	122

In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure was intended to maintain our emphasis on our active preclinical and clinical programs, while conserving our resources. As a result of the restructuring implemented in the first quarter of 2009, we recorded restructuring charges of $1.1 million, including $1.0 million of workforce reduction costs and $122,000 of non-cash stock-based compensation expense as a result of the extension of the option cancellation date for terminated employees to December 31, 2008 rather than 90 days from termination date.

Stock-Based Compensation

	Three Months Ended
	March 31,
	2009	2008	Aggregate Change
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$2,266	$5,733	$(3,467)
Consultant options	—	113	(113)

Total	$2,266	$5,846	$(3,580)

The decrease in stock-based compensation expense for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to the higher valuation of options granted in the first quarter of 2008 and the full recognition of most of the expense associated with those options as of the end of 2008. The decrease was also due to the fact that a majority of the options were being granted at the end of the first quarter of 2009 and had only vested for one day. As a result, the 2009 option grants did not result in a significant recognition of stock-based compensation expense in the first quarter of 2009.

Interest Income

	Three Months Ended
	March 31,
	2009	2008	Aggregate Change
	(in thousands)
Interest income	$347	$1,530	$(1,183)

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the three months ended March 31, 2009, as compared to the same period in 2008, was due to a lower cash balance and lower interest rates earned on our investments in 2009.

Interest Expense

	Three Months Ended
	March 31,
	2009	2008	Aggregate Change
	(in thousands)
Interest expense	$53	$47	$6

Interest expense results from our capital lease obligations associated with fixed asset acquisitions. The increase in interest expense for the three months ended March 31, 2009, as compared to the same period in 2008, was due to higher outstanding balances on capital lease obligations outstanding during the period.

Income tax benefit

	Three Months Ended
	March 31,
	2009	2008	Aggregate Change
	(in thousands)
Income tax benefit	$66	$—	$66

We recorded an income tax benefit of approximately $66,000 for the period ended March 31, 2009 to reflect tax refunds in accordance with the provisions of the American Recovery and Reinvestment Act of 2009.

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

As of March 31, 2009, we had approximately $104.8 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $134.5 million as of December 31, 2008, a decrease of approximately $29.7 million. The decrease was primarily attributable to the costs associated with our research and development activities.  We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

•                  our ability to meet the milestones identified in our collaborative agreements that trigger payments to us from our collaboration partners;

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. For the three months ended March 31, 2009 and 2008, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by (used in):
Net cash used in operating activities	$(29,062)	$(27,080)
Net cash provided by (used in) investing activities	20,124	(43,226)
Net cash (used in) provided by financing activities	(338)	128,399
Net (decrease) increase in cash and cash equivalents	$(9,276)	$58,093

Net cash used in operating activities was $29.1 million for the three months ended March 31, 2009, compared to $27.1 million for the three months ended March 31, 2008. The increase in net cash used in operating activities was primarily due to the increase in costs related to our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trials in RA patients and manufacturing R788 material to be used in these clinical trials. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was $20.1 million for the three months ended March 31, 2009, compared to net cash used in investing activities of $43.2 million for the three months ended March 31, 2008. Net cash provided by investing activities in 2009 was due to maturities of available-for-sale securities of $44.2 million and sale of available-for-sale securities of $3.0 million, partially offset by purchases of available-for-sale securities of $27.0 million.  Net cash used in investing activities for the three months ended March 31, 2008 related primarily to purchases of short-term investments, partially offset by maturities of short-term investments. Capital expenditures were $11,000 in 2009 compared to $297,000 in 2008.

Net cash used in financing activities was $338,000 for the three months ended March 31, 2009, compared to net cash provided by financing activities of $128.4 million for the same period in 2008. Net cash used in financing activities in first quarter of 2009 related mainly to payments of capital lease obligations of $436,000, partially offset by proceeds from the exercise of outstanding options of $98,000. In the first quarter of 2008, we completed a public offering in which we received net proceeds of approximately $127.5 million. We also receive proceeds from the exercise of outstanding options of approximately $1 million in the first quarter of 2008. Proceeds from capital lease financing were $219,000 and payments for capital lease financing were $316,000 in the first quarter of 2008.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no contractual arrangements that create potential material risks for us and are not recognized in our balance sheets.

Contractual Obligations

As of March 31, 2009, we had the following contractual commitments (by fiscal year):

	Total	2009	2010 - 2011	2012 - 2014	2015 - 2018
	(in thousands)
Capital Lease obligations (1)	$3,182	$1,013	$2,124	$45	$—
Facilities lease (2)	134,876	10,828	29,621	31,245	63,182

Total	$138,058	$11,841	$31,745	$31,290	$63,182

(1)          As of March 31, 2009, we had approximately $3.2 million in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of March 31, 2009 are secured by the equipment financed, bear interest at rates between 4.99% and 10.85% and are due in monthly installments through 2012.

(2)         On March 31, 2009, we amended our build-to-suit lease agreement to defer certain rental obligations in the aggregate amount of $6.9 million, for a period of up to seventeen months.  Under the terms of this amendment, we are obligated to repay the deferred amounts, including interest accruing at 12% during the deferral period, based on a timeline that can vary depending upon the occurrence of certain financing or collaborative transactions.  Accordingly, the timing and the aggregate amount of our rental obligations may change. The accompanying schedule reflects the outcome that we consider to be the most likely, which will result in the highest amount of rental obligations.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our chief executive officer and chief financial officer have concluded that, as of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiff seeks damages, including rescission or rescissory damages for purchasers in the stock offering, an award of its costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and October 27, 2008, including purchasers in the stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action.  On April 7, 2009, Inter-Local Pension Fund GCC/IBT filed a motion for appointment as lead plaintiff in the case, and for appointment of its counsel as lead counsel.  It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants.  If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of this lawsuit and we may not prevail.

Item 1A.    Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

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

•                  our ability to meet the milestones identified in our collaborative agreements that trigger payments to us from our collaboration partners;

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $29.9 million for the three months ended March 31, 2009, $132.3 million in 2008 and $74.3 million in 2007. Currently, our revenues are generated solely from research milestone payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of March 31, 2009, we had an accumulated deficit of approximately $531.7 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

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

We currently do not have manufacturing capabilities or experience necessary to produce our product candidates, including R788. We rely on a single manufacturer for all of our clinical trials. We rely on manufacturers to produce and deliver all of the materials required for our preclinical and clinical efforts on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMP. In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies, clinical trials and, if possible, to bring products to market in a timely manner.

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

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and other agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Because we expect to be dependent upon collaborative and license agreements, we might not meet our strategic objectives.*

Our ability to generate revenue in the near term depends on our ability to enter into additional collaborative agreements with third parties, including in particular with respect to R788, and to maintain the agreements we currently have in place. Our ability to enter into new collaborations and the revenue, if any, that may be recognized under these collaborations is highly uncertain. If we are unable to enter into one or more new collaborations, our business prospects could be harmed, which could have an immediate adverse effect on our ability to continue to develop our compounds, including R788, and on the trading price of our stock. Our ability to enter into a collaboration may be dependent on many factors, such as the results of our clinical trials, competitive factors and the fit of one of our programs with another company’s risk tolerance, including toward regulatory issues, patent portfolio, clinical pipeline, the stage of the available data, particularly if it is early, overall corporate goals and financial position.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 190 pending patent applications and over 130 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We have been named a defendant in a purported securities class action lawsuit. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiff alleges that we failed to disclose facts related to the response rates of trial patients in Mexico compared to trial patients in the U.S., an increase in average blood pressure of trial patients treated with R788 and an increase in liver enzymes in trial patients treated with R788 compared to those treated with placebo. The plaintiff seeks damages, including rescission or rescissory damages for purchasers in the stock offering, an award of its costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and October 27, 2008, including purchasers in the stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009.  By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action.  On April 7, 2009, Inter-Local Pension Fund GCC/IBT filed a motion for appointment as lead plaintiff in the case, and for appointment of its counsel as lead counsel.   It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants. If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of this suit and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with an amendment to our build-to-suit lease agreement in order to defer certain repayment of rental obligations, we cancelled an existing warrant granting HCP Estates USA Inc., an affiliate of our landlord, the right to purchase 100,000 shares of common stock and issued a new warrant granting HCP BTC, LLC, our landlord, the right to purchase 200,000 shares of common stock at an exercise price per share of $6.61.  The new warrant remains exercisable until March 2016.  The warrant was issued in reliance on the exemptions from registration under Regulation D of the Securities Act of 1933, as amended.  We relied on our landlord’s representations and covenants in support of the satisfaction of the conditions contained in Regulation D.  See Note 10 (Amendment to the Build-to-Suit Lease Agreement) to the Financial Statements above for a discussion of the warrant.

Item 6.    Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock.

10.1	Amendment No. Four to the Build-to-Suit Lease between Rigel and HCP BTC, LLC dated February 1, 2009.

10.24	2009 Cash Incentive Plan. (5)

15.1	Letter regarding unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated March 30, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2009

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 5, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock.

10.1	Amendment No. Four to the Build-to-Suit Lease between Rigel and HCP BTC, LLC dated February 1, 2009.

10.24	2009 Cash Incentive Plan. (5)

15.1	Letter regarding unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated March 30, 2009, and incorporated herein by reference.