Form 10-Q
period 2009-06-30
RIGEL PHARMACEUTICALS INC
filed 2009-08-04
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of July 30, 2009, there were 36,839,274 shares of the registrant’s common stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,579	$46,005
Available-for-sale securities	56,366	88,472
Prepaid expenses and other current assets	2,634	3,610
Total current assets	82,579	138,087

Property and equipment, net	2,946	3,567
Other assets	2,698	2,204
	$88,223	$143,858

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,498	$5,984
Accrued compensation	2,309	1,625
Other accrued liabilities	10,964	12,029
Deferred rent	589	3,174
Capital lease obligations	1,167	1,339
Total current liabilities	19,527	24,151

Long-term portion of capital lease obligations	1,431	2,053
Long-term portion of deferred rent	15,544	13,311
Other long-term liabilities	166	178

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,808,628 and 36,646,397 shares issued and outstanding on June 30, 2009 and December 31, 2008, respectively	37	37
Additional paid-in capital	613,052	605,509
Accumulated other comprehensive income	46	396
Accumulated deficit	(561,580)	(501,777)
Total stockholders’ equity	51,555	104,165
	$88,223	$143,858

(1)  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2008.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contract revenues	$—	$—	$—	$—
Costs and expenses:
Research and development	24,948	28,416	49,486	50,036
General and administrative	5,050	6,861	9,653	13,986
Restructuring charges	—	—	1,141	—
	29,998	35,277	60,280	64,022

Loss from operations	(29,998)	(35,277)	(60,280)	(64,022)
Interest income	159	1,289	506	2,819
Interest expense	(69)	(41)	(122)	(88)
Loss before income taxes	(29,908)	(34,029)	(59,896)	(61,291)
Income tax benefit	27	—	93	—
Net loss	$(29,881)	$(34,029)	$(59,803)	$(61,291)
Net loss per share, basic and diluted	$(0.81)	$(0.93)	$(1.63)	$(1.73)
Weighted average shares used in computing net loss per common share, basic and diluted	36,704	36,505	36,701	35,461

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net loss	$(59,803)	$(61,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	692	710
Stock-based compensation expense	6,125	11,765
Changes in assets and liabilities:
Prepaid expenses and other current assets	976	(1,739)
Other assets	122	75
Accounts payable	(1,486)	(1,300)
Accrued compensation	684	(4,661)
Other accrued liabilities	(1,065)	4,916
Deferred rent and other long-term liabilities	(364)	(325)
Net cash used in operating activities	(54,119)	(51,850)
Investing activities
Purchases of available-for-sale securities	(60,376)	(139,539)
Maturities of available-for-sale securities	83,940	67,212
Sale of available-for-sale securities	8,192	—
Capital expenditures	(71)	(1,231)
Net cash provided by (used in) investing activities	31,685	(73,558)
Financing activities
Proceeds from capital lease financings	—	829
Payments on capital lease obligations	(794)	(594)
Net proceeds from issuances of common stock	802	129,727
Net cash provided by financing activities	8	129,962
Net (decrease) increase in cash and cash equivalents	(22,426)	4,554
Cash and cash equivalents at beginning of period	46,005	44,503
Cash and cash equivalents at end of period	$23,579	$49,057

Supplemental disclosure of cash flow information
Interest paid	$102	$85

Schedule of non cash transactions
Issuance of warrant with lease amendment	$616	$—

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

2.              Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year. The balance sheet at December 31, 2008 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

On May 28, 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Account Standards, or SFAS, No. 165, “Subsequent Events” intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We evaluated subsequent events through August 4, 2009, the date our accompanying condensed financial statements were issued.

3.              Recent Accounting Pronouncements

On July 1, 2009, the FASB launched the FASB Accounting Standards CodificationTM, or the Codification, as the single source of authoritative U.S. GAAP recognized by the FASB. The Codification reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.  All of the contents of the Codification carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with U.S. GAAP. Also included in the Codification are rules and interpretive releases of the U.S. Securities and Exchange Commission, or SEC, under authority of federal securities laws which are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted SFAS No. 168 on July 1, 2009.  We believe the Codification has no material impact on our financial statements other than changing the way specific accounting standards are referenced in our financial statements.

On June 25, 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” or EITF 07-5. EITF 07-5 provides guidance on how to determine whether certain instruments or features were indexed to a company’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted EITF 07-5 on January 1, 2009 and concluded it had no material impact on our financial statements.

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

In September 2006, the FASB issued SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157. This standard defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position, or FSP 157-2, “Effective Date of FASB Statement No. 157,” companies are allowed to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” or FSP 157-3, was issued and effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarified the application of SFAS No. 157 in a market that is not active. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 for all financial assets and liabilities.  Effective January 1, 2009, we adopted SFAS No. 157 for non-financial assets and liabilities. There was no material impact on our financial statements from the adoption of SFAS No. 157 for our financial or non-financial assets and liabilities.

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

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and development	$2,528	$3,102	$3,953	$6,194
General and administrative	1,331	2,817	2,050	5,571
Restructuring charges	—	—	122	—
Total stock-based compensation expense	$3,859	$5,919	$6,125	$11,765

In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure was intended to maintain our emphasis on our active preclinical and clinical programs, while conserving our resources. As part of a package we offered the terminated employees, we extended the date the terminated employees had to exercise their vested options to December 31, 2009 rather than 90 days from the termination date as is typically required under our equity incentive plan. We recorded $122,000 of non-cash stock-based compensation expense related to this modification in the first quarter of 2009.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2009 and 2008:

	Equity Incentive Plans		Equity Incentive Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.2%	3.2%	1.8%	2.8%
Expected term (in years)	5.0	4.5	4.4	4.6
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	95.2%	91.3%	98.3%	93.1%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. We granted options to purchase 2,052,473 shares of common stock during the six months ended June 30, 2009, with a grant-date weighted average fair value of $4.64 per share. We granted options to purchase 1,447,765 shares of common stock during the six months ended June 30, 2008, with a grant-date weighted average fair value of $18.15 per share.  As of June 30, 2009, there was approximately $15.0 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At June 30, 2009, 2,543,537 shares of common stock were available for future grant under our equity incentive plans and options to purchase 66,520 shares were exercised during the six months ended June 30, 2009.

Employee Stock Purchase Plan (ESPP)

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date.

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

As of June 30, 2009, there were approximately 1,314,220 shares reserved for future issuance under the ESPP and 95,711 shares were purchased under the ESPP during the six months ended June 30, 2009. The following table summarizes the weighted-average assumptions related to our ESPP for the six months ended June 30, 2009 and 2008. Expected volatilities for our ESPP are based on the historical volatility of our stock. Expected term represents the weighted average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Six Months Ended
	June 30,
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

7.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Checking account	$604	$491
Money market funds	14,477	45,514
U. S. treasury bills	27,572	26,085
Government-sponsored enterprise securities	21,036	34,641
Corporate bonds and commercial paper	16,256	27,746
	$79,945	$134,477
Reported as:
Cash and cash equivalents	$23,579	$46,005
Available-for-sale securities	56,366	88,472
	$79,945	$134,477

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2009	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$27,566	$7	$(1)	$27,572
Government-sponsored enterprise securities	21,000	36	—	21,036
Corporate bonds and commercial paper	16,252	5	(1)	16,256
Total	$64,818	$48	$(2)	$64,864

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$25,972	$113	$—	$26,085
Government-sponsored enterprise securities	34,501	140	—	34,641
Corporate bonds and commercial paper	27,603	143	—	27,746
Total	$88,076	$396	$—	$88,472

As of June 30, 2009, all of our cash equivalents and available-for-sale securities had maturities of less than one year. At June 30, 2009, our available-for-sale securities had a weighted average time to maturity of approximately 119 days. We have the ability to hold all investments as of June 30, 2009 to maturity.

At June 30, 2009 and December 31, 2008, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  As of June 30, 2009, a total of 14 individual securities were in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
June 30, 2009	Fair Value	Losses
U. S. treasury bills	$9,895	$(1)
Corporate bonds and commercial paper	9,995	(1)
Total	$19,890	$(2)

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

Assets and liabilities recorded at fair value in our financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Money market fund	$14,477	$—	$—	$14,477
U. S. treasury bills	—	27,572	—	27,572
Government-sponsored enterprise securities	—	21,036	—	21,036
Corporate bonds and commercial paper	—	16,256	—	16,256
Total	$14,477	$64,864	$—	$79,341

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Money market fund	$45,514	$—	$—	$45,514
U. S. treasury bills	—	26,085	—	26,085
Government-sponsored enterprise securities	—	34,641	—	34,641
Corporate bonds and commercial paper	—	27,746	—	27,746
Total	$45,514	$88,472	$—	$133,986

Fair Value on a Non-Recurring Basis

On March 31, 2009, we issued a new warrant granting our landlord the right to purchase 200,000 shares of common stock, and cancelled an existing warrant to purchase 100,000 shares of common stock, in connection with the amendment of our build-to-suit lease agreement (see Note 10 below for more details).   We used the Black Scholes option-pricing model and calculated an incremental fair market value of $616,000 related to the new warrant in accordance with SFAS No. 123(R).  The new warrant was categorized as level 3 under SFAS No. 157 due to the unobservable inputs we used in the Black Scholes option-pricing model.

The following table summarizes the assumptions used relating to the valuation of the new warrant:

Risk-free interest rate	2.2%
Expected term (in years)	7.0
Dividend yield	0.0%
Expected volatility	99.2%

9.              Restructuring Charges

In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. As a result of the restructuring, we recorded restructuring charges of $1.1 million in the first quarter of 2009, including $1.0 million of workforce reduction costs (which have been substantially paid as of March 31, 2009) and $122,000 of non-cash stock-based compensation expense as a result of the extension of the date the terminated employees have to exercise their vested options to December 31, 2009 rather than 90 days from the termination date as is typically required under our equity incentive plan.

10.       Amendment to the Build-to-Suit Lease Agreement

On March 31, 2009, we amended our build-to-suit lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC), to defer certain rental obligations in the aggregate amount of $6.9 million for a period of up to seventeen months.  Under the terms of this amendment, we are obligated to repay the deferred rental amounts, including interest accruing at 12% during the deferral period, based on a timeline that can vary depending upon the occurrence of certain financing or collaborative transactions. We consider accrued interest on the deferred amounts to be contingent rent payments and accordingly, recognize such amounts in rent expense as incurred.  The amount of contingent rent expense we incurred for the six months ended June 30, 2009 was approximately $349,000.  In addition, the amendment to the lease agreement also provided for the cancellation of an existing warrant granting HCP Estates USA Inc. (an affiliate of our landlord) the right to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock.  The exercise price per share of the new warrant is $6.61, which is the average closing price of our common stock for the three business days immediately preceding the execution of the amendment to the lease agreement. The new warrant remains exercisable for 7 years from the date of issuance. We applied modification accounting in accordance with SFAS No. 123(R) and calculated an incremental fair market value of the new warrant of $616,000. This amount has been deferred in other assets and is being amortized into rent expense over the remaining term of the lease.

11.       Contingencies

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering.  An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009.  By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action.  On April 7, 2009, Inter-Local Pension Fund GCC/IBT filed a motion for appointment as lead plaintiff in the case, and for appointment of its counsel as lead counsel.  On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Coughlin Stoia as lead counsel. The lead plaintiff filed an amended complaint on July 24, 2009.  The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of its costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. Any responsive pleadings or motions are due no later than September 8, 2009, and a hearing on any motions to dismiss would likely not occur until November 2009.

This lawsuit and any other related lawsuits are subject to inherent uncertainties and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot ascertain how long it may take to resolve this matter. We have not established any reserve for any potential liability relating to this lawsuit. We believe that we have meritorious defenses and intend to defend this lawsuit vigorously.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the condensed balance sheet of Rigel Pharmaceuticals, Inc. as of June 30, 2009, and the related condensed statements of operations for the three-months and six-month periods ended June 30, 2009 and 2008, and the condensed statements of cash flows for the six-month periods ending June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with US generally accepted accounting principles.

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
August 4, 2009

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains statements indication expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations, including our plan to enter into a collaboration agreement for further development of R788 and revenues that may be received from collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed in the “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $59.8 million for the six months ended June 30, 2009, $132.3 million for the year ended December 31, 2008 and $74.3 million for the year ended December 31, 2007. Currently, our revenues may be generated solely from research milestone payments pursuant to our collaboration agreements and licenses and would be insufficient to generate profitable operations. In addition, we have funded our operations primarily through private and public offerings of our common stock. As of June 30, 2009, we had an accumulated deficit of approximately $561.6 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs. Until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through collaboration and licensing arrangements or public and/or private equity or debt offerings, as well as through interest income earned on the investment of our cash balances and short-term investments.

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

We continue to pursue a collaboration partner for our lead product candidate, R788, and intend to enter into a collaboration agreement prior to initiating Phase 3 clinical trials. We have engaged in discussions with various parties regarding such a partnership.  The recently announced results of our TASKi2 Phase 2b clinical trial, which showed significant, early and sustained efficacy, combined with a good safety profile supports our plans to conduct corporate partnership discussions with respect to R788 and initiate a Phase 3 clinical trial with R788 in rheumatoid arthritis, or RA, in the first half of 2010 with a collaboration partner. We believe the recently announced results of our TASKi3 Phase 2b clinical trial, which did not meet the primary efficacy endpoint in RA patients who had previously failed biologic therapies will not prevent us from securing favorable terms with a collaboration partner.

We will have to raise additional capital. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the end of the second quarter of 2010.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

In July 2009, we announced that R788 produced significant clinical improvement in RA patients in the recently completed TASKi2 Phase 2b clinical trial of 457 RA patients treated for up to 6 months. TASKi2 was a multi-center, randomized, double blind, placebo controlled, parallel dose clinical trial involving RA patients in the U.S., Latin America and Europe who had failed to respond to methotrexate alone. The groups treated with 100 mg of R788  bid (twice a day) and 150 mg qd (once a day) reported higher ACR 20, ACR 50, ACR 70 and DAS28 response rates than the placebo group. The efficacy results for the two dosing groups were comparable, although the response rates for the 100 mg bid group was uniformly greater. Consistent with the previous Phase 2a clinical trial (TASKi1), the onset of effect of R788 occurred within one week after the initiation of therapy and was maintained. The most frequent adverse events were expected based on TASKi1 and appear to be manageable. The most common clinically meaningful drug-related adverse events noted in TASKi2 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The mean increase in blood pressure from baseline at 6 months, using a last observation carry forward methodology, was less than 0.5 mmHg for the 150 mg qd dose group and approximately 1mmHg for the 100mg bid dose group.  Approximately 18% and 23% of patients in the 150 mg qd dose and the 100 mg bid dose groups, respectively, had blood pressure medication adjusted or in some cases initiated during the course of the study, compared with 7% of the placebo patients.  The blood pressure was successfully reduced in these patients, and their blood pressure was generally well controlled throughout the trial.  The blood pressure medications were standard doses of common blood pressure medication such as ACE inhibitors or diuretics. The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and active dose groups. The significant, early and sustained efficacy, combined with a good safety profile, supports our plans to conduct corporate partnership discussions with respect to R788 and initiate a Phase 3 clinical trial with R788 in RA in the first half of 2010 with a collaboration partner.

In July 2009, we also announced that in the TASKi3 Phase 2b clinical trial of 219 RA patients who had failed to respond to at least one biologic treatment, the group treated with R788 (fostamatinib disodium) did not report significantly higher ACR 20, ACR 50, ACR 70 and DAS28 response rates than the placebo group at three months, and therefore, the trial failed to meet its efficacy endpoints. The objective components (C-Reactive Protein and Erythrocyte Sedimentation Rate) of these ACR scores did show a statistically significant difference; however, the subjective reported response rate components did not as compared to placebo. Although the ACR scores for the R788 group were within the expected range in this patient population, the reported placebo response rates were considerably higher than seen in any other previous study of RA biologic failure patients and rose unaccountably between week 6 (at which point the reported response rates between R788 and placebo were significantly different) and month 3 (when such reported response rates were no longer significantly different). TASKi3 was the first clinical trial evaluating R788 in which anatomical changes in the patients’ wrists and hands were evaluated using Magnetic Resonance Imaging (MRI) and scored using the RAMRIS (Rheumatoid Arthritis Magnetic Resonance Imaging

Scoring) system. Those results showed improvements in the treated group versus the placebo group in the Synovitis and Osteitis scores, while the Erosion scores, known to be the slowest to change, showed no significant effect at three months. Similar to TASKi2, the most common clinically meaningful drug-related adverse events noted in TASKi3 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The mean increase in blood pressure from baseline at 3 months, using a last observation carry forward methodology, was 3.2-3.6 mmHg for the 100 mg bid dose group. In TASKi3, approximately 17% of patients in the 100 mg bid dose group had blood pressure medication adjusted or in some cases initiated during the course of the clinical trial, compared to 8% of the placebo patients. For those patients who had their dose of blood pressure medications adjusted or initiated, their blood pressure was successfully reduced and their blood pressure was generally well controlled throughout the trial. The blood pressure medications were standard doses of common blood pressure medications such as ACE inhibitors or diuretics. The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and active dose group.

In February 2009, we announced favorable results in a QTc study for R788.  The double-blind, double-dummy, randomized, positive and placebo controlled parallel study of the effects of R788 on QT/QTc intervals in healthy subjects showed a favorable result. Under a protocol pre-reviewed by the Food and Drug Administration (FDA), a total of 208 healthy volunteers were divided into four dosage groups and were given, in a parallel design, either placebo, a standard dose of 100 mg bid of R788, a super dose of 300 mg bid of R788, or moxifloxacin (known to elevate QT/QTc intervals in normal healthy adults). All participants were dosed for four days and were evaluated for changes from the time-matched baseline QT/QTc intervals using extractions from continuous Holter monitors. There were no significant effects on the QT/QTc intervals of participants in either the 100 mg bid or the 300 mg bid R788 dosage groups. As expected, the study found that participants in the moxifloxacin group experienced QT/QTc elevations.

•                  R788—Product Candidate for Immune Thombocytopenic Purpura (ITP).  Platelet destruction from ITP is mediated by IgG signaling, and R788 is a potent inhibitor of IgG signaling. In preclinical studies, R788 was shown to improve thrombocytopenia in an ITP mouse model. We completed an exploratory Phase 2 clinical trial of R788 to evaluate its safety and initial efficacy in chronic ITP patients. In this clinical trial, R788 was orally administered in varying doses for 30 or more days and demonstrated that it can improve platelet counts in highly refractory patients. We have postponed expanding this clinical trial of R788 in ITP until we have further clarity on development priorities from a potential partner for R788.

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

•                  R788—Product Candidate for Certain Solid Tumors.  Recent research has suggested that syk may be important in the growth of certain solid tumors.

In June 2009, we announced that R788 is being evaluated in a Phase 2 clinical trial funded, designed and implemented by the National Cancer Institute (NCI), part of the U.S. National Institutes of Health. This open-label, single arm clinical trial included patients with advanced colorectal, thyroid, non-small cell lung, hepatocellular, head and neck, or renal cell cancers who failed to respond to at least one line of therapy. The NCI conducts the clinical trial and we will supply the study drug and will receive clinical data and trial results.

•                  R788—Product Candidate for Systemic Lupus Erythematosus (SLE or Lupus).  Preclinical studies have shown that R788 is highly effective in a murine model of lupus. The initiation of a clinical trial in Lupus patients has been postponed until we have further clarity on development priorities from a potential partner for R788.

•                  R348—Product Candidate for Psoriasis and other immune disorders.  R348 is a potent and selective janus tyrosine kinase 3, or JAK3, inhibitor. JAK3 is a cytoplasmic tyrosine kinase that plays an important role in modulating cytokine signaling in T and B cells, as well as affecting lymphocyte differentiation and proliferation in a variety of autoimmune diseases. Moving forward, we plan to focus on psoriasis and possible topical applications of R348 in conjunction with a collaboration partner.

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

In September 2006, Merck Serono initiated a Phase 1, multi-center clinical trial to evaluate R763/AS703569 for the treatment of patients with refractory solid tumors. In February 2007, Merck Serono began an additional Phase 1 clinical trial evaluating R763/AS703569 on patients with hematological malignancies. In July 2007, Merck Serono initiated its third Phase 1 clinical trial, designed to determine the maximum tolerated dose, safety and dosing regimen of R763/AS703569 in combination with gemcitabine, a commonly prescribed chemotherapeutic agent administered by intravenous infusion. The clinical trial will evaluate two different treatment regimens in which R763/AS703569 will be given in sequence with the gemcitabine over 21-day cycles. As many as 72 patients with advanced malignancies, including pancreatic, ovarian, breast, non-small cell lung and colorectal, will be evaluated. We expect that Merck Serono will initiate a Phase 2 trial by the first half of 2010.

•                  R343—Product Candidate for Asthma.    In the first quarter of 2005, we announced a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease. The collaboration is focused on our preclinical small molecule compounds, which inhibit immunoglobulins E, or IgE, receptor signaling in respiratory tract mast cells by blocking Syk, a novel drug target for respiratory diseases. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could prevent both phases.

The collaboration is now centered on the development of R343. Pfizer has completed the Phase 1a clinical trial of an inhaled formulation of R343, which commenced in December 2007, resulting in a milestone payment of $5.0 million to us. Pfizer initiated a Phase 1b allergen challenge trial in the second quarter of 2009.

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

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board, or FASB, launched the FASB Accounting Standards CodificationTM, or the Codification, as the single source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB. The Codification reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in Statement of Financial Accounting Standards, or SFAS, No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.  All of the contents of the Codification carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with U.S. GAAP. Also included in the Codification are rules and interpretive releases of the U.S. Securities and Exchange Commission, or SEC, under authority of federal securities laws which are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted SFAS No. 168 on July 1, 2009.  We believe the Codification has no material impact on our financial statements other than changing the way specific accounting standards are referenced in our financial statements.

On June 25, 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” or EITF 07-5. EITF 07-5 provides guidance on how to determine whether certain instruments or features were indexed to a company’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted EITF 07-5 on January 1, 2009 and concluded it had no material impact on our financial statements.

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

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to terms of our research collaborations (i.e. revenue recognition of upfront fees and certain milestone payments), investments, stock-based compensation, impairment issues, the estimated useful life of assets and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Research and Development Accruals

We have various contracts with third parties related to our research and development activities. Costs that are incurred but not billed to us as of the end of the period are accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity reported by third parties. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight-line basis over the duration of the contracts. Raw materials and study materials purchased by third parties are expensed at the time of purchase. Many of our estimates are based significantly or in part on information provided by the third parties. If such information were not reported properly, our research and development expense amounts could be misstated.

Results of Operations

Three and Six Months Ended June 30, 2009 and 2008

Revenues

There were no contract revenues reported during the three and six months ended June 30, 2009 and 2008. We had no deferred revenue as of June 30, 2009. Our potential future revenues may include certain milestone payments and royalties from our current collaboration partners or potential revenue from new collaboration partners with whom we enter into agreements in the future.

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
Research and development expenses	$24,948	$28,416	$(3,468)	$49,486	$50,036	$(550)
Stock-based compensation expense included in research and development expenses	2,528	3,102	(574)	3,953	6,194	(2,241)

The decrease in research and development expenses for the three months ended June 30, 2009, compared to the same period in 2008, was primarily due to cost savings as a result of the restructuring implemented in the first quarter of 2009, as discussed under “Restructuring Charges” below, combined with a decrease in stock-based compensation expense as discussed under “Stock-Based Compensation” below.

The decrease in research and development expenses for the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to a decrease in stock-based compensation expense as discussed under “Stock-Based Compensation” below, partially offset by increased clinical trial costs associated with our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trials in RA patients.

The scope and magnitude of future research and development expenses are difficult to predict given the number of clinical trials that we will need to conduct for any of our potential products, as well as our limited capital resources. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical trials in humans. Each of these steps is typically more expensive than the previous step. Success in early stages of development often results in increasing expenditures for a given product candidate. Our research and development expenditures currently include costs for scientific personnel, supplies, equipment, consultants, sponsored research, allocated facility costs, costs related to preclinical and clinical trials, and stock-based compensation. For the three and six months ended June 30, 2009 and 2008, respectively, the programs representing the major portion of our research and development expenses, based on estimated allocation of our research and development efforts and expenses were associated with our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trials in RA patients.

We currently do not have reliable estimates of total costs for a particular drug candidate to reach the market. Our potential products are subject to a lengthy and uncertain regulatory process that may involve unanticipated additional clinical trials and may not result in receipt of the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
General and administrative expenses	$5,050	$6,861	$(1,811)	$9,653	$13,986	$(4,333)
Stock-based compensation expense included in general and administrative expenses	1,331	2,817	(1,486)	2,050	5,571	(3,521)

The decrease in general and administrative expenses for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily attributable to a decrease in stock-based compensation expense as discussed under “Stock-Based Compensation” below, and decreased patent expenses because of active efforts to reduce patent-based costs and decreased international filing needs. Due to the purported securities class action lawsuits recently filed against us, we expect that our legal expenses will increase for the remainder of 2009 since we intend to vigorously defend the lawsuits.

Restructuring Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Aggregate Change	2009	2008	Aggregate Change
	(in thousands)			(in thousands)
Restructuring Charges	$—	$—	$—	$1,141	$—	$1,141
Stock-based compensation expense included in restructuring charges	—	—	—	122	—	122

In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure was intended to maintain our emphasis on our active preclinical and clinical programs, while conserving our resources. As a result of the restructuring implemented in the first quarter of 2009, we recorded restructuring charges of $1.1 million, including $1.0 million of workforce reduction costs (which have been substantially paid as of March 31, 2009) and $122,000 of non-cash stock-based compensation expense as a result of the extension of the date the terminated employees have to exercise their vested options to December 31, 2009 rather than 90 days from the termination date as is typically required under our equity incentive plan.

Stock-Based Compensation

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$3,823	$5,847	$(2,024)	$6,089	$11,580	$(5,491)
Consultant options	36	72	(36)	36	185	(149)
Total	$3,859	$5,919	$(2,060)	$6,125	$11,765	$(5,640)

The decrease in stock-based compensation expense for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily due to the lower valuation of options granted in the first quarter of 2009 and the full recognition of most of the expense associated with the options granted in the first quarter of 2008 as of the end of 2008.

Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Aggregate Change	2009	2008	Aggregate Change
	(in thousands)			(in thousands)
Interest income	$159	$1,289	$(1,130)	$506	$2,819	$(2,313)

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was due to a lower cash balance and lower interest rates earned on our investments in the 2009 periods.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Aggregate Change	2009	2008	Aggregate Change
	(in thousands)			(in thousands)
Interest expense	$69	$41	$28	$122	$88	$34

Interest expense results from our capital lease obligations associated with fixed asset acquisitions. The increase in interest expense for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was due to the higher outstanding balances on capital lease obligations during the 2009 periods.

Income tax benefit

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Aggregate Change	2009	2008	Aggregate Change
	(in thousands)			(in thousands)
Income tax benefit	$27	$—	$27	$93	$—	$93

We recorded an income tax benefit of approximately $27,000 in the second quarter and $66,000 in the first quarter of 2009 to reflect tax refunds in accordance with the provisions of the American Recovery and Reinvestment Act of 2009.

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

As of June 30, 2009, we had approximately $79.9 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $134.5 million as of December 31, 2008, a decrease of approximately $54.6 million. The decrease was primarily attributable to the costs associated with our research and development activities.  We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the end of the second quarter of 2010. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Our operations will require significant additional funding for the foreseeable future. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations, including in particular with respect to R788. We anticipate that we will enter into a collaboration agreement with respect to R788 in the first half of 2010, but we may not be able to do so on acceptable terms, or at all. Until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through public and/or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. For the six months ended June 30, 2009 and 2008, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2009	2008
Net cash used in operating activities	$(54,119)	$(51,850)
Net cash provided by (used in) investing activities	31,685	(73,558)
Net cash provided by financing activities	8	129,962
Net (decrease) increase in cash and cash equivalents	$(22,426)	$4,554

Net cash used in operating activities was $54.1 million for the six months ended June 30, 2009, compared to $51.9 million for the six months ended June 30, 2008. The increase in net cash used in operating activities was primarily due to the increase in costs related to our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trial in RA patients. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was $31.7 million for the six months ended June 30, 2009, compared to net cash used in investing activities of $73.6 million for the six months ended June 30, 2008. Net cash provided by investing activities in 2009 was due to maturities of available-for-sale securities of $83.9 million and sale of available-for-sale securities of $8.2 million, partially offset by purchases of available-for-sale securities of $60.4 million.  Net cash used in investing activities for the six months ended June 30, 2008 related primarily to purchases of short-term investments of $139.5 million, partially offset by maturities of short-term investments of $67.2 million. Capital expenditures were approximately $71,000 for the six months ended June 30, 2009, compared to $1.2 million for the same period in 2008.

Net cash provided by financing activities was approximately $8,000 for the six months ended June 30, 2009, compared to approximately $130.0 million for the same period in 2008. Net cash provided by financing activities for the six months ended June 30, 2009 related mainly to the proceeds from the exercise of outstanding options and the issuance of shares under our ESPP of approximately $802,000, partially offset by payments of capital lease obligations of approximately $794,000. In the first quarter of 2008, we completed a public offering in which we received net proceeds of approximately $127.5 million. We also received proceeds from the exercise of outstanding options and the issuance of shares under our ESPP of approximately $2.2 million during the six months ended June 30, 2008. Proceeds from capital lease financing were approximately $829,000 and payments for capital lease financing were approximately $594,000 during the six months ended June 30, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

As of June 30, 2009, we had the following contractual commitments:

			Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Capital Lease obligations (1)	$2,777	$608	$2,124	$45	$—
Facilities lease (2)	130,003	7,218	28,358	31,245	63,182
Total	$132,780	$7,826	$30,482	$31,290	$63,182

(1)          As of June 30, 2009, we had approximately $2.8 million in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of June 30, 2009 are secured by the equipment financed, bear interest at rates between 4.99% and 10.60% and are due in monthly installments through 2012.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering.  An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009.  By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action.  On April 7, 2009, Inter-Local Pension Fund GCC/IBT filed a motion for appointment as lead plaintiff in the case, and for appointment of its counsel as lead counsel.  On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Coughlin Stoia as lead counsel. The lead plaintiff filed an amended complaint on July 24, 2009.  The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of its costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. Any responsive pleadings or motions are due no later than September 8, 2009, and a hearing on any motions to dismiss would likely not occur until November 2009.

We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain. We could be forced to expend significant resources in the defense of this lawsuit and we may not prevail.

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

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the end of the second quarter of 2010. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, future preclinical and clinical-testing costs, and the absence of any revenues from product sales. The amount of future funds needed will depend largely on the timing and structure of potential future collaborations, including in particular with respect to R788. We anticipate that we will enter into a collaboration agreement with respect to R788 in the first half of 2010, but we may not be able to do so on acceptable terms, or at all. Until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through public and/or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We incurred net losses of approximately $59.8 million for the six months ended June 30, 2009, $132.3 million for the year ended December 31, 2008 and $74.3 million for the year ended December 31, 2007. Currently, our revenues are generated solely from research milestone payments pursuant to our collaboration agreements and licenses and are insufficient to generate profitable operations. As of June 30, 2009, we had an accumulated deficit of approximately $561.6 million. We expect to incur losses for at least the next several years and expect that these losses could increase as we expand our research and development activities and incur significant clinical and testing costs.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have four product compounds in the clinical testing stage: one with indications for RA, ITP, B-cell lymphoma, T-cell lymphoma, and solid tumors, which is proprietary to our company; one which has completed safety testing and intended for psoriasis, which is proprietary to our company; one with six indications for oncology, which is subject to a collaboration agreement with Merck Serono; and one in Phase 1b testing and intended for allergic asthma, which is subject to a collaboration agreement with Pfizer. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects as well as unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. For example, in our recently completed TASKi2 and TASKi3, two Phase 2b clinical trials for R788 in RA, the most common clinically meaningful drug-related adverse events noted were diarrhea and hypertension. In larger future clinical trials, we may discover additional side effects and/or higher frequency of side effects than those observed in completed clinical trials. If approved by the FDA, the side effect profile of R788 may also result in a narrowly approved indication for use of the product, especially in light of other drugs currently available to treat RA, dependent on the safety profile of R788 relative to those drugs.

The results of preliminary and mid-stage studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous studies. We plan to conduct corporate partnership discussions with respect to our lead product candidate and initiate a Phase 3 clinical trial in RA in the first half of 2010 with a collaboration partner. Furthermore, our Phase 2 clinical trial for ITP was conducted in highly refractory patients, as opposed to treatment-naive patients. If efficacy is not demonstrated among treatment-naive patients, any approved indication for ITP will be limited to a subset of the patient population. Finally, with respect to our own compounds in development, we have established anticipated timelines with respect to the initiation or completion of clinical studies based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines for clinical development.

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

Delays in clinical testing could result in increased costs to us.*

Significant delays in clinical testing could materially impact our product development costs and timing. We do not know whether planned clinical trials will begin on time, will need to be halted or revamped or will be completed on schedule, or at all. For example, we do not expect to initiate Phase 3 clinical trials for R788 in RA prior to entering into a collaboration agreement with a third party for R788. Accordingly, the timing of Phase 3 clinical trials for R788 in RA is dependent on our ability to enter into such a collaboration agreement, and, if entered into, the terms of such collaboration agreement as well as the amount and timing of resources that a collaborative partner devotes to R788. In addition, clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays from scale up, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 145 pending patent applications and over 140 issued patents in the United States that are owned or exclusively licensed in our field as well as pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We have been named a defendant in a purported securities class action lawsuit. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering.  An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009.  By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action.  On April 7, 2009, Inter-Local Pension Fund GCC/IBT filed a motion for appointment as lead plaintiff in the case, and for appointment of its counsel as lead counsel.  On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Coughlin Stoia as lead counsel. The lead plaintiff filed an amended complaint on July 24, 2009.  The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of its costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. Any responsive pleadings or motions are due no later than September 8, 2009, and a hearing on any motions to dismiss would likely not occur until November 2009.

We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of this suit and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on May 28, 2009.  The following is a brief description of each matter voted upon at the 2009 Annual Meeting of Stockholders, as well as the number of votes cast for or against each matter and the number of abstentions and broker non-votes with respect to each matter.  Each of the three directors proposed by us for re-election was elected by the following vote to serve until the 2012 Annual Meeting of Stockholders or until their respective successors have been elected and qualified:

Director Name	Shares Voted For	Shares Withheld
James M. Gower	33,189,984	241,951
Gary A. Lyons	29,810,435	3,621,500
Donald G. Payan, M.D.	33,318,485	113,450

The stockholders ratified the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:  shares voted for: 32,019,156; shares voted against: 1,412,779; shares abstaining: none; and broker non-votes: none.

Continuing Directors

Our directors whose terms of office continued after the 2009 Annual Meeting of Stockholders were: (1) Jean Deleage, Ph.D., Bradford S. Goodwin and Peter S. Ringrose, Ph.D., whose current terms expire at the 2010 Annual Meeting of the Stockholders, and (2) Walter H. Moos, Ph.D, Hollings C. Renton and Stephen A. Sherwin, M.D., whose current terms expire at the 2011 Annual Meeting of the Stockholders.

Item 6.    Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1	Rigel Pharmaceuticals, Inc. 2000 Equity Incentive Plan, as amended.

10.2	Rigel Pharmaceuticals, Inc. Non-Employee Directors’ Stock Option Plan, as amended.

15.1	Letter regarding unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) filed on May 5, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2009

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 4, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1	Rigel Pharmaceuticals, Inc. 2000 Equity Incentive Plan, as amended.

10.2	Rigel Pharmaceuticals, Inc. Non-Employee Directors’ Stock Option Plan, as amended.

15.1	Letter regarding unaudited interim financial information.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) filed on May 5, 2009, and incorporated herein by reference.