Form 10-K
period 2009-12-31
RIGEL PHARMACEUTICALS INC
filed 2010-03-02
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29889

RIGEL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3248524 (IRS Employer Identification No.)
1180 Veterans Blvd. South San Francisco, California (Address of principal executive offices)	94080 (Zip Code)

(650) 624-1100
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.001 per share	The Nasdaq Global Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

         The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Common Stock as reported on the Nasdaq Global Market on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was $441,773,782. Shares of the registrant's outstanding Common Stock held by each executive officer, director and affiliates of the registrant's outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

         As of February 23, 2010, there were 51,965,228 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the registrant's 2010 Annual Meeting of Stockholders to be held on or about May 27, 2010.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the documents that we incorporate by reference, contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. We usually use words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations, and revenues that may be received from collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

        During 2009 and the beginning of 2010, we:

  •
  Entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the global development and commercialization of our oral Syk inhibitors, including fostamatinib disodium (R788). (February 2010)

  •
  Completed a public offering of 14,950,000 shares of our common stock, which resulted in net proceeds of approximately $101.5 million after deducting underwriting discounts, commissions and offering expenses. (September 2009)

  •
  Announced that R788 produced significant clinical improvement in rheumatoid arthritis (RA) patients in the recently completed TASKi2 Phase 2b clinical trial of 457 patients treated for up to 6 months. (July 2009)

  •
  Announced that the TASKi3 Phase 2b clinical trial in RA patients who were unresponsive to at least one biologic treatment failed to meet its efficacy endpoints. (July 2009)

  •
  Announced that our oral Syk inhibitor, R788, is being evaluated in a Phase 2 clinical trial funded, designed and implemented by the National Cancer Institute (NCI), part of the U.S. National Institutes of Health. (June 2009)

Strategy

        Our research team is focused on creating a portfolio of product candidates that can be developed into small molecule therapeutics for our own proprietary programs, as well as for development by potential collaborative partners. We recognize that the product development process is subject to both high costs and a high risk of failure. We believe that identifying a variety of product candidates and working in conjunction with other pharmaceutical partners may minimize the risk of failure, fill the product pipeline gap at major pharmaceutical companies and ultimately, increase the likelihood of advancing clinical development leading to commercial success.

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

Partnered Clinical Programs

  R788

        In February 2010, we entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib disodium, or R788, our late-stage investigational product candidate for the treatment of RA and other indications. We completed a comprehensive Phase 2 clinical trial of R788, which is at the most advanced stage of development of the oral Syk inhibitors being evaluated for an RA indication. Inhibiting Syk is thought to block the intracellular signaling of various immune cells implicated in the destruction of bone and cartilage, which is characteristic of RA. For further discussion on the collaboration, see "AstraZeneca" under "Corporate Collaborations" below.

        Upon effectiveness of the agreement, AZ is required to pay us an upfront payment of $100.0 million, and up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral Syk inhibitors. We are responsible for conducting, at our expense, the on-going open label extension study in R788 during the limited transition period. The agreement is subject to and will become effective upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act.

        Under the agreement, AZ is expected to design a global Phase 3 clinical trial of R788 for the treatment of RA, anticipated to begin in the second half of 2010, with the goal of filing new drug applications with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMEA) in 2013. Under the terms of the agreement, AZ will also receive exclusive rights to our portfolio of oral Syk inhibitors, including for indications for R788 other than RA.

  Rheumatoid Arthritis

        Disease background.    RA is a systemic autoimmune inflammatory disease that causes damage to the joints and other organs, affecting approximately 1 in 100 people. It is a major cause of disability and is also associated with reduced life expectancy, especially if it is not adequately treated. Despite current treatment options, many patients still experience significant disease activity, including continued joint destruction leading to pain and disability, so new treatment options are needed.

        The current treatment options for RA have significant potential side effects and other shortfalls, including gastrointestinal complications and kidney damage. RA patients receive multiple drugs depending on the extent and aggressiveness of their disease. Most RA patients eventually require some form of disease modifying anti-rheumatic drug (DMARD). This category of drugs includes methotrexate, and/or a variety of intravenously- delivered immunomodulatory agents (tumor necrosis factor, or TNF, inhibitors and co-stimulation inhibitors).

        Orally-available Syk inhibitor program.    R788 is an orally bio-available Syk inhibitor. It is being developed as a next-generation oral RA therapy in adults who have failed to respond adequately to a traditional DMARD, such as methotrexate, where a TNF biologic add-on treatment would currently be considered. It has a novel mechanism of action for the treatment of RA, inhibiting receptor signaling of immunoglobulin G, or IgG, in various immune cells, including macrophages and B-cells. RA is an autoimmune disease characterized by chronic inflammation that affects multiple tissues, but typically produces its most pronounced symptoms in the joints. We believe the development of R788 may result in a safe oral DMARD that can be used early in the course of the disease, preventing its progression prior to major bone and cartilage destruction.

  TASKi2

        In July 2009, we announced that R788 produced significant clinical improvement in RA patients in the TASKi2 Phase 2b clinical trial in which 457 RA patients were treated for up to six months. TASKi2 was a multi-center, randomized, double blind, placebo controlled, parallel dose clinical trial involving RA patients in the U.S., Latin America and Europe who had failed to respond to methotrexate alone. Patients received either 100 mg of R788 b.i.d. (twice a day), 150 mg q.d. (once a day) or placebo.

        Efficacy assessments for each participant were based on the American College of Rheumatology criteria, which denotes at least 20% (ACR 20), at least 50% (ACR 50), or at least 70% (ACR 70) improvement, in addition to improvement denoted in the Disease Activity Score (DAS28), from each patient's baseline assessment at the end of the six month treatment period. The groups treated with 100 mg of R788 b.i.d. and 150 mg q.d. reported higher response rates than the placebo group in all aforementioned criteria levels. The efficacy results for the two dosing groups were comparable, although the response rates for the 100 mg b.i.d. group was uniformly greater.

        Consistent with the previous Phase 2a clinical trial (TASKi1), the onset of effect of R788 occurred within one week after the initiation of therapy and was maintained. The most frequent adverse events were expected based on TASKi1 and appear to be manageable. The most common clinically meaningful drug-related adverse events noted in TASKi2 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The mean increase in blood pressure from baseline at six months, using a last observation carry forward methodology, was less than 0.5 mmHg for the 150 mg q.d. dose group and approximately 1 mmHg for the 100mg b.i.d. dose group. In patients that had a history of high blood pressure, an elevated blood pressure level at screening or baseline, or were on blood pressure medication, approximately 29% and 39% of these patients in the 150 mg q.d. dose and the 100 mg b.i.d. dose groups, respectively, had blood pressure medication adjusted or initiated during the course of the study, compared with 12% of these patients from the placebo group. In patients that did not have a history of high blood pressure, were not on blood pressure medication or did not have an elevated blood pressure level at screening or baseline, approximately 4% and 9% of these patients from the 150 mg q.d. dose and the 100 mg b.i.d. dose groups, respectively, had blood pressure medication initiated during the course of the study, compared with 3% of these patients from the placebo group. For those patients who had their dose of blood pressure medications adjusted or initiated, their blood pressure was successfully reduced and was generally well controlled throughout the remainder of the trial. The blood pressure medications were standard doses of common blood pressure medication such as angiotensin-converting enzyme (ACE) inhibitors or diuretics.

        The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and R788 groups.

  TASKi3

        In July 2009, we also announced results for the TASKi3 Phase 2b clinical trial involving 219 RA patients who had failed to respond to at least one biologic treatment. In the TASKi3 clinical trial, patients received either 100 mg of R788 b.i.d. or placebo b.i.d. for up to three months. The group treated with R788 did not report significantly higher ACR 20, ACR 50, ACR 70 and DAS28 response rates than the placebo group at three months, and therefore, the trial failed to meet its efficacy endpoints. The objective components (C-Reactive Protein and Erythrocyte Sedimentation Rate) of these ACR scores did show a statistically significant difference; however, the subjective reported response rate components did not as compared to placebo. Although the ACR scores for the R788 group were within the expected range in this patient population, the reported placebo response rates were considerably higher than seen in any other previous study of RA biologic failure patients and rose unaccountably between week six (at which point the reported response rates between R788 and placebo were significantly different) and month three (when such reported response rates were no longer significantly different).

        TASKi3 was the first clinical trial for R788 in which anatomical changes in the patients' wrists and hands were evaluated using Magnetic Resonance Imaging and scored using the RAMRIS (Rheumatoid Arthritis Magnetic Resonance Imaging Scoring) system. Those results showed improvements in the treated group versus the placebo group in the Synovitis and Osteitis scores, while the Erosion scores, known to be the slowest to change, showed no significant effect at three months.

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

  QTc Study

        In February 2009, we announced favorable results in a QTc study for R788, which was conducted to evaluate the cardiac safety of R788. The double-blind, double-dummy, randomized, positive and placebo controlled parallel study of the effects of R788 on QT/QTc intervals in healthy subjects showed that R788 does not elicit a QT/QTc signal. Under a protocol pre-reviewed by the FDA, a total of 208 healthy volunteers were divided into four dosage groups and were given either placebo, a standard dose of 100 mg b.i.d. of R788, a super dose of 300 mg b.i.d. of R788, or moxifloxacin (known to elevate QT/QTc intervals in normal healthy adults). All participants were dosed for four days and were evaluated for changes from the time-matched baseline QT/QTc intervals using extractions from continuous Holter monitors. There were no significant effects on the QT/QTc intervals of participants in either the 100 mg b.i.d. or the 300 mg b.i.d. R788 dosage groups. As expected, the study found that participants in the moxifloxacin group experienced QT/QTc elevations.

  Other Indications

        In addition to RA, R788 is currently being administered to patients in four Phase 2 clinical trials, one investigating B-cell lymphoma, one investigating T-cell lymphoma, another in immune thrombocytopenia purpura (ITP), and the fourth investigating certain solid tumors. Initial results of the B-cell lymphoma and ITP studies have been previously reported, and patients from those studies continue taking R788. The T-cell lymphoma study began enrolling patients in March 2009 and the initial evaluation period for the drug in all enrolled patients is nearly complete. Under our collaboration with AZ, AZ has sole responsibility for all development decisions for all indications under its license. The solid tumor study, announced in June 2009, is funded, designed and implemented by NCI. Any decisions regarding this study are the responsibility of NCI.

  R343—Asthma

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

        Inhaled Syk inhibitor program.    R343 is a potent Syk inhibitor that blocks IgE receptor signaling. Allergic asthma is a potentially life-threatening chronic inflammatory disorder of the airways which, in some patients, is mediated by allergen-induced IgE antibodies that trigger intracellular signaling in mast cells via IgE receptors. Mast cells play important roles in both early and late phase allergic reactions, and Syk inhibitors could potentially prevent both phases.

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

  R763/AS703569—Oncology

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

        We identified R763/AS703569 as a lead compound in our aurora kinase inhibition program targeting cancer cell proliferation. R763/AS703569 is a potent, highly-selective, small-molecule inhibitor of aurora kinase. In October 2005, we signed a licensing agreement with Merck Serono S.A., or Merck Serono, that gave Merck Serono an exclusive license to develop and commercialize inhibitors in our aurora kinase program, including R763/AS703569. In November 2007, Merck Serono exercised its option to add Japan to the territories covered under the current aurora kinase collaboration with respect to R763/AS703569, resulting in a milestone payment to us of $3.0 million. Under the agreement, Merck Serono is responsible for the further development and commercialization of R763/AS703569. In September 2006, Merck Serono initiated a Phase 1, multi-center clinical trial to evaluate R763/AS703569 for the treatment of patients with refractory solid tumors. In February 2007, Merck Serono began an additional Phase 1 clinical trial evaluating R763/AS703569 on patients with hematological malignancies. In July 2007, Merck Serono initiated an additional Phase 1 clinical trial, designed to determine the maximum tolerated dose, safety and dosing regimen of R763/AS703569 in combination with gemcitabine, a commonly prescribed chemotherapeutic agent administered by intravenous infusion. In February 2010, Merck Serono informed us that they expect to wind down the various clinical trials and plan to return the program back to us. We plan to evaluate the preclinical and clinical data and make a decision on the program's disposition.

Research/Preclinical Programs

        We are conducting proprietary research in three broad disease areas: inflammation/immunology, metabolism and muscle wasting. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

        We are in the process of selecting lead candidates for two of our more advanced preclinical programs, both of which grew out of significant research in the area of immunology/inflammation. We are currently performing late lead profiling of a few advanced candidates in our oral JAK3 inhibitor program and expect to have one of these ready for clinical studies by the end of 2010. This program is focused on the treatment of transplant rejection, but could also extend to indications including RA and psoriasis. Additionally, we expect to select a compound for preclinical development by the end of 2010 from our protein kinase C, or PKC, theta program initially focusing on multiple sclerosis and graft vs. host disorders.

        In the area of metabolism, we are investigating adiponectin mimetics for the treatment of type 2 diabetes mellitus and other potential indications. Type 2 diabetes is the most common form of diabetes, affecting more than 23 million people in the United States. In this disease, the body either produces low amounts of insulin or does not respond to the insulin it makes. Insulin is a hormone that helps the body regulate metabolism by causing cells to take up glucose from the blood. Adiponectin is a less-well characterized hormone, which has insulin-sensitizing and anti-diabetic properties. We have identified several classes of compounds with adiponectin mimetic activity and are currently performing structure-activity relationship studies, as well as mechanism of action studies on these classes of compounds. We expect to nominate a lead development candidate in 2011.

        In the muscle atrophy program, we are focusing on several signaling pathways important for muscle homeostasis. Muscle atrophy, or the loss of muscle mass, is associated with several disease states and excessive loss of muscle in the context of illness can contribute significantly to both morbidity and mortality rates. Many conditions that have associated muscle loss, including cancer, chronic heart failure, chronic kidney disease, mechanical ventilation and aging (sarcopenia) have significant patient populations that may benefit from therapeutics that counter such muscle loss. One of our core programs in this area is focused on myostatin signaling. Myostatin is a cytokine that signals via the type II activin receptors (ACVR2A and ACVR2B) and has been shown to inhibit muscle growth. We are currently performing structure activity relationship studies on several hit molecules from initial ACVR2A/2B screens, and are developing new screens and models for this program. We expect to nominate a lead development candidate in 2011.

Corporate Collaborations

        We conduct research and development programs independently and in connection with our corporate collaborators. We currently have the following active collaborations with three major pharmaceutical/biotechnology companies: AstraZeneca AB, relating to R788 for the treatment of RA and other indications, Pfizer, Inc., relating to intrapulmonary asthma and allergy therapeutics and associated with the clinical compound R343, and Daiichi Pharmaceuticals Co., Ltd., relating to oncology. None of these collaborations currently provide us with regular research reimbursement. In all of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements.

  AstraZeneca

        In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to R788, our late-stage investigational product candidate for the treatment of RA and other indications. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral Syk inhibitors. We are responsible for conducting, at our expense, the on-going open label extension study in R788 during the limited transition period.

        Upon effectiveness of the agreement, AZ is required to pay us an upfront payment of $100.0 million, and up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788. AZ remains obligated to pay us various milestones and royalties in the future if certain conditions are met. The agreement is subject to and will become effective upon clearance under the HSR Act.

        Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured within sixty days from the date of notice, or in the event of insolvency of the other party. We may also terminate the agreement in its entirety if AZ challenges the validity, enforceability or scope of any of our patents licensed to AZ by us under the agreement. AZ may also terminate the agreement either without cause upon one hundred eighty-days' written notice, or in the event of any change of control of Rigel upon thirty days' written notice. If neither party terminates the agreement, then the agreement will remain in effect until the cessation of all commercial sales of all products subject to the agreement, including R788.

  Pfizer

        In January 2005, we entered into a research collaboration with Pfizer that has a license component. The collaboration is for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases such as chronic obstructive pulmonary disease. The collaboration was primarily focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme Syk kinase. A goal of the collaboration was for Pfizer to nominate a licensed compound to commence advanced preclinical development. Pfizer is responsible for the manufacture of all preclinical and clinical materials for each compound/product and all costs associated with development and commercialization. We did not have any further obligations to Pfizer after the research phase of the collaboration ended in February 2007.

        In connection with this collaboration, Pfizer paid us upfront fees of $10.0 million and purchased $5.0 million of our common stock at a premium in 2005. We have earned and will earn milestone payments in connection with certain clinical events, should they occur, as well as royalties from sales of the resulting products upon marketing approval. Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $175.0 million and mid-single-digit to low double-digit royalties on sales. In May 2006, we achieved the first milestone upon selection of the licensed compound and received a $5.0 million milestone payment when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma. In December 2007, we received the second milestone payment of $5.0 million when Pfizer initiated a Phase 1 clinical trial on R343. No milestone payments were received in either 2008 or 2009 as no further milestones were achieved. We expect Pfizer to initiate a Phase 2 clinical trial in 2010 as a result of which we will be entitled to receive a milestone payment of $5.0 million. Pfizer remains obligated to pay us various milestones and royalties in the future if certain conditions are achieved.

        Pfizer may terminate the collaboration agreement for any reason upon prior written notice to us, or for cause if we materially breach the agreement and such breach remains uncured, or if we become insolvent. We may terminate the collaboration agreement for cause if Pfizer fails to meet certain diligence efforts, materially breaches the agreement and such breach remains uncured, or becomes insolvent. If neither party exercises its option to terminate the collaboration agreement, then the agreement automatically terminates on the later of: 1) the last valid claim to expire covering a licensed product and 2) after a specified period from the launch of a licensed product.

  Daiichi

        In August 2002, we signed an agreement for a collaboration with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the agreement. Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $33.9 million and low to mid-single-digit royalties on sales. We have earned to date milestone payments totaling $5.7 million and may earn milestone payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. In addition, we are entitled to receive royalties on any commercialized products to emerge from the collaboration at low to mid-single-digit royalties on sales. Under the terms of the agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. In December 2009, we received a milestone payment of $750,000 for the first designation of a rational design lead compound. Daiichi may become obligated to pay us certain other milestone payments, and we are also entitled to receive royalties on any commercialized products to emerge from the collaboration.

        Either party may terminate the collaboration agreement if the other party materially breaches the agreement and such breach remains uncured, or after a specified period from the end of a designated research period if no product is commercialized (unless the parties agree to extend the collaboration). The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party exercises its option to terminate the collaboration agreement, then the agreement automatically terminates on the later of: 1) the expiration of the last patent with a claim that covers the composition of matter of a product (or manufacture or use of a product under certain circumstances) and 2) after a specified period from the initial commercialization of a licensed product.

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

        Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $125.0 million and high single-digit to low double-digit royalties on sales may also become payable to us. During February 2006, we received a milestone payment of $5.0 million triggered by the regulatory acceptance of the R763 IND in January 2006. In September 2006, we received a $3.0 million milestone payment from Merck Serono in connection with the initiation of the Phase 1 study of R763. In October 2007, we received another $3.0 million milestone payment from Merck Serono upon their exercise of the option to obtain Japan rights for R763. No other milestone payments were received since 2007.

        In February 2010, Merck Serono informed us that they expect to wind down the various clinical trials and plan to return the program back to us. We plan to evaluate the preclinical and clinical data and make a decision on the program's disposition.

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

Intellectual Property

        We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. We have more than 100 pending patent applications and more than 155 issued patents in the United States that are owned by or exclusively licensed to us in our field, as well as pending corresponding foreign patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

        Our patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Our material patents relate to compositions of matter covering specific drug candidates in clinical trials that target Syk. These patents will expire, excluding patent term adjustments and extensions, in 2023, 2024 and 2026. Several of these patents will have patent term adjustments and extensions depending on the length of time required to conduct clinical trials.

        We currently hold a number of issued patents in the United States, as well as corresponding applications that allow us to pursue patents in other countries, some of which have been allowed and/or granted and others of which we expect to be granted. Specifically, in most cases where we hold a U.S. issued patent, the subject matter is covered at least by an application filed under the Patent Cooperation Treaty, or the PCT, which is then used or has been used to pursue protection in certain countries that are members of the treaty. Our material patents relate to R406, an oral Syk inhibitor, and R788, a pro-drug of R406 and our lead product candidate.

        R788.    R788 is covered as a composition of matter in a U.S. issued patent that has an expiration date in September 2026, after taking into account a patent term adjustment, and may be granted further protection under the patent term extension rules related to conducting clinical trials. R788 is also covered under broader composition of matter claims in a U.S. issued patent that has an expiration date in March 2026, after taking into account a patent term adjustment. Methods of using R788 to treat various indications, methods of making R788, and compositions of matter covering certain intermediates used to make R788 are also covered, respectively, in three U.S. issued patents; the earliest expiration date of any of these patents is in April 2023 and the latest expiration date is in June 2026, after taking into account patent term adjustments. Corresponding applications have been filed in foreign jurisdictions under the PCT, and are at various stages of prosecution.

        R406.    R406 is covered as a composition of matter in a U.S. issued patent and, with a patent term adjustment, currently has an expiration date in February 2025. R406 is also covered under two broader composition of matter patents issued in the U.S. expiring in February 2023 and July 2024. Methods of using R406 to treat various indications and compositions of matter covering certain intermediates used to make R406 are also covered under patents described above. Corresponding applications have been filed in foreign jurisdictions under the PCT, and are at various stages of prosecution.

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

Research and Development Expenses

        A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. See "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for fiscal years 2009, 2008, and 2007.

Government Regulation

        Our ongoing development activities are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the FDA, under the Federal Food, Drug and Cosmetic Act. The regulatory review and approval process is expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a product candidate's safety and efficacy.

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

Employees

        As of December 31, 2009, we had 142 employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

        In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure was intended to maintain our emphasis on active preclinical and clinical programs, while conserving our resources. As a result of the restructuring, we recorded restructuring charges of $1.1 million in the first quarter of 2009, including $1.0 million of workforce reduction costs and $122,000 of non-cash stock-based compensation expense incurred in connection with the extension of the date the terminated employees have to exercise their vested options to December 31, 2009 rather than 90 days from the termination date as is typically required under our equity incentive plan.

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

        Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties now and in the future. We rely on these arrangements for not only financial resources, but also for expertise we need now and in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if these collaborations or additional third parties with which we collaborate, if any, will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason, including corporate restructuring, such failure might delay our ongoing research and development efforts, because we might not receive any future milestone payments, and we would not receive any royalties associated with such compound or product. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

        The research phase of our collaboration with Johnson & Johnson ended in 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis ended in 2004. The research phase of our collaboration agreement with Daiichi ended in 2005. In 2004, we signed a new collaboration agreement with Merck, and the research phase of this collaboration ended in May 2007. In 2005, we signed a new collaboration agreement with Pfizer, and the research phase of this collaboration ended in February 2007. Our collaboration agreement with Merck Serono, entered into in 2005, did not include a research phase. Our collaboration agreement with AZ, entered into in 2010, does not include a research phase. Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the resources and expertise of our collaborative partners could adversely affect our business.

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

        At the present time, the majority of our operations are in various stages of drug identification and development. We currently have two product compounds in the clinical testing stage: one with indications for RA, ITP, B-cell lymphoma and T-cell lymphoma, as well as for certain solid tumors that is being implemented by the NCI, all of which indications are subject to a collaboration agreement with AZ; and one in Phase 1b testing and intended for allergic asthma, which is subject to a collaboration agreement with Pfizer, Inc., or Pfizer. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

        Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. For example, in our recently completed two Phase 2b clinical trials for R788 in RA, TASKi2 and TASKi3, the most common clinically meaningful drug-related adverse events noted were diarrhea and hypertension. In both our TASKi2 and TASKi3 Phase 2b clinical trials, a meaningfully higher percentage of patients in the R788 treatment groups had blood pressure medication adjusted or initiated during the course of the clinical trials as compared to the placebo group. In larger future clinical trials, we may discover additional side effects and/or higher frequency of side effects than those observed in completed clinical trials. If approved by the FDA, the side effect profile of R788 may also result in a narrowly approved indication for use of the product, especially in light of other drugs currently available to treat RA, dependent on the safety profile of R788 relative to those drugs.

        The results of preliminary and mid-stage studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous studies. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. For example, R788 produced significant clinical improvement in RA patients who had failed to respond to methotrexate alone in our TASKi2 Phase 2b clinical trial, but our TASKi3 Phase 2b clinical trial failed to meet its efficacy endpoints in RA patients who had failed to respond to at least one biologic treatment. In addition, if we were to repeat either of the TASKi2 and TASKi3 Phase 2b clinical trials, any such additional trials may not confirm the results observed in the original trials. If our partner, AZ, is able to initiate a Phase 3 clinical trial evaluating R788 in RA patients, the Phase 3 clinical trial may not show R788 to be safe and effective for the treatment of RA patients. Finally, with respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical studies based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines for clinical development.

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

        Our success will depend to a large part on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 100 pending patent applications and over 155 issued patents in the United States as well as numerous pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies' patents.

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

        We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In September 2009, we completed an underwritten public offering in which we sold 14,950,000 shares of our common stock at a price to the public of $7.25 per share. We received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib disodium, or R788, our late-stage investigational product candidate for the treatment of RA and other indications. Upon effectiveness of the agreement, AZ is required to pay us an upfront payment of $100.0 million, and up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788. The agreement is subject to and will become effective upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. We believe that our existing capital resources and the anticipated proceeds from our current collaborations, including the upfront payment we expect to receive from AZ upon the effectiveness of our collaboration agreement with them, will be sufficient to support our current and projected funding requirements through at least the next 12 months. We may need additional funds in the future and the amount of future funds needed will depend largely on the timing and structure of potential future collaborations. Unless and until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

  •
  our ability to establish new collaborations, including the terms thereof, and to meet our obligations under our existing collaboration partnerships;

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

        Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses each year since we were incorporated in June 1996. We incurred net losses of approximately $111.5 million, $132.3 million, and $74.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. Currently, our only potential source of revenues is upfront payments, research and development milestone and royalty payments pursuant to our collaboration arrangements. As of December 31, 2009, we had an accumulated deficit of approximately $613.3 million. The extent of our future losses and the timing of potential profitability are highly uncertain.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

        In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. Our existing net operating losses and credits may be subject to limitations arising from previous and future ownership changes under Section 382 of the Internal Revenue Code. To the extent we cannot completely utilize net operating loss carryforwards or tax credits in our financial statements to offset future taxable income, our tax expense may increase in future periods.

Because we expect to be dependent upon collaborative and license agreements, we might not meet our strategic objectives.

        Our ability to generate revenue in the near term depends on the timing of recognition of certain upfront payments, achievement of certain milestone triggering events with our existing collaboration agreements and our ability to enter into additional collaborative agreements with third parties. Our ability to enter into new collaborations and the revenue, if any, that may be recognized under these collaborations is highly uncertain. If we are unable to enter into one or more new collaborations, our business prospects could be harmed, which could have an immediate adverse effect on our ability to continue to develop our compounds and on the trading price of our stock. Our ability to enter into a collaboration may be dependent on many factors, such as the results of our clinical trials, competitive factors and the fit of one of our programs with another company's risk tolerance, including toward regulatory issues, patent portfolio, clinical pipeline, the stage of the available data, particularly if it is early, overall corporate goals and financial position.

        To date, a portion of our revenues have been related to the research phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is partially offset by corresponding research costs. Following the completion of the research phase of each collaborative agreement, additional revenues may come only from milestone payments and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received milestone payments from our collaborations with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma AG, or Novartis, Daiichi Pharmaceuticals Co., Ltd., or Daiichi, Merck & Co., Inc., or Merck, Merck Serono and Pfizer. We expect to receive an upfront payment upon the effectiveness of our collaboration agreement with AZ. Under many agreements, however, milestone payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us, certain of our officers and directors, and the underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiff seeks damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 3, 2009, including purchasers in the February 2008 stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010, and a hearing on that motion is set for April 9, 2010. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants. If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

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

        We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical testing. For each clinical trial of our unpartnered product candidates, we rely on a sole manufacturer for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices, or cGMP. In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

        Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval. As a result of this turmoil, the interest paid on certain of our investments may decrease and the value of certain securities we hold may decline in the future, which could negatively affect our financial condition, cash flows and reported earnings.

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

Item 3.    Legal Proceedings

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Coughlin Stoia as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010, and a hearing on that motion is set for April 9, 2010. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants. If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

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

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock commenced trading publicly on a predecessor to the Nasdaq Global Market under the symbol "RIGL" on December 7, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2008
First Quarter	$29.25	$14.94
Second Quarter	$24.45	$17.36
Third Quarter	$27.18	$21.03
Fourth Quarter	$23.61	$4.76
Year Ended December 31, 2009
First Quarter	$8.85	$4.19
Second Quarter	$13.32	$5.39
Third Quarter	$14.75	$6.58
Fourth Quarter	$10.15	$6.03

        On February 23, 2010, the last reported sale price for our common stock on the Nasdaq Global Market was $7.51 per share.

Holders

        As of February 23, 2010, there were approximately 122 stockholders of record of our common stock.

Dividends

        We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

        The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2004 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified-capitalization weighted index that includes securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rigel Pharmaceuticals, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*
$100 invested on 12/31/04 in stock or index-including reinvestment of dividends at fiscal year ending December 31.

Unregistered Sales of Equity Securities

        In the first quarter of 2009, in connection with an amendment to our build-to-suit lease agreement in order to defer certain repayment of rental obligations, we cancelled an existing warrant granting HCP Estates USA Inc., an affiliate of our landlord, the right to purchase 100,000 shares of common stock and issued a new warrant granting HCP BTC, LLC, our landlord, the right to purchase 200,000 shares of common stock at an exercise price per share of $6.61. The new warrant remains exercisable until February 2016. The warrant was issued in reliance on the exemptions from registration under Regulation D of the Securities Act of 1933, as amended. We relied on our landlord's representations and covenants in support of the satisfaction of the conditions contained in Regulation D. See Note 10 (Stockholders' Equity—Warrants) to the Financial Statements for a discussion of the warrant.

Issuer Purchases of Equity Securities

        None.

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

	Fiscal Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations	$750	$—	$12,600	$33,473	$16,526
Costs and expenses:
Research and development	90,743	109,670	70,364	56,968	52,038
General and administrative	20,903	27,044	21,763	19,552	12,410
Restructuring charges	1,141	—	—	—	—

	112,787	136,714	92,127	76,520	64,448

Loss from operations	(112,037)	(136,714)	(79,527)	(43,047)	(47,922)
Interest income	600	4,439	5,476	5,700	2,942
Interest expense	(203)	(160)	(221)	(290)	(276)

Loss before income taxes	(111,640)	(132,435)	(74,272)	(37,637)	(45,256)
Income tax benefit	93	89	—	—	—

Net loss	(111,547)	(132,346)	(74,272)	(37,637)	(45,256)

Net loss per share, basic and diluted	$(2.73)	$(3.67)	$(2.57)	$(1.51)	$(2.07)
Weighted average shares used in computing net loss per share, basic and diluted	40,876	36,025	28,936	24,936	21,857

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$133,318	$134,477	$108,296	$104,471	$138,196
Working capital	118,195	113,936	95,018	96,776	118,949
Total assets	140,744	143,858	115,789	113,240	147,668
Capital lease obligations, less current portion	883	2,053	784	1,082	1,132
Deferred stock compensation	—	—	—	—	(26)
Accumulated deficit	(613,324)	(501,777)	(369,431)	(295,159)	(257,522)
Total stockholders' equity	109,867	104,165	82,182	87,229	108,588

        See Note 1 to the Financial Statements for description of the number of shares used in the computation of basic and diluted loss per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory/autoimmune diseases, as well as for certain cancers and metabolic diseases. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. We have product development programs in inflammatory/autoimmune diseases such as rheumatoid arthritis, or RA, thrombocytopenia and asthma, as well as in cancer. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market certain of our product candidates. R788 is our lead product candidate. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to R788, our late-stage investigational product candidate for the treatment of RA and other indications. We completed a comprehensive Phase 2 clinical trial of R788, which is at the most advanced stage of development of the oral Syk inhibitors being evaluated for an RA indication. Inhibiting Syk is thought to block the intracellular signaling of various immune cells implicated in the destruction of bone and cartilage, which is characteristic of RA. Upon effectiveness of the agreement, AZ is required to pay us an upfront payment of $100.0 million, and up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788. The agreement is subject to and will become effective upon clearance under the HSR Act. In September 2009, we completed an underwritten public offering in which we sold 14,950,000 shares of our common stock at a price to the public of $7.25 per share. We received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses. We believe that our existing capital resources, including the upfront payment we expect to receive from AZ upon the effectiveness of our collaboration agreement with them, will be sufficient to support our current and projected funding requirements through at least the next twelve months.

        We have not been profitable and have incurred operating losses since we were incorporated in June 1996. The extent of our future losses and the timing of potential profitability are highly uncertain. We incurred net losses of approximately $111.5 million, $132.3 million and $74.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we had an accumulated deficit of approximately $613.3 million. Until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through collaboration and licensing arrangements or public and/or private equity or debt offerings, as well as through interest income earned on the investment of our cash balances and short-term investments.

Product Development Programs

        Our product development portfolio features multiple novel small molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory/autoimmune diseases as well as for certain cancers. Please refer to "Part I. Item 1. Business-Product Development Programs" for a detailed discussion of our multiple product candidates in development.

Corporate Collaborations

        We conduct research and development programs independently and in connection with our corporate collaborators. Please refer to "Part I. Item 1. Business—Corporate Collaborations" for a detailed discussion of our corporate collaborations.

Research and Development Expenses

        Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs.

        We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on three categories: research; development; and other. Our research team is focused on creating a portfolio of product candidates that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners and utilizes our robust discovery engine to rapidly discover and validate new product candidates in our focused range of therapeutic indications. "Research" expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants, and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. "Development" expenses relate primarily to clinical trials, personnel expenses, lab supplies, and fees to third party research consultants. "Other" expenses primarily include allocated stock-based compensation expense relating to personnel in research and development groups and allocated facilities costs.

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

        The following table presents our total research and development expenses by category.

	Years Ended December 31,
	2009	2008	2007
Categories:
Research	$18,845	$23,446	$23,935
Development	46,226	57,173	24,207
Other	25,672	29,051	22,222

	$90,743	$109,670	$70,364

        We have not tracked research and development expenses in these categories prior to our preparation of this Annual Report on Form 10-K. "Other" expenses above mainly represent allocated stock-based compensation expenses of approximately $8.9 million, $12.3 million and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, and allocated facilities costs of approximately $16.7 million for each of the year ended December 31, 2009, 2008 and 2007. From January 1, 2007 to December 31, 2009, accumulated research and development costs by category are $66.2 million, $127.6, and $76.9 million, for research, development, and other, respectively.

        For the years ended December 31, 2009 and 2008, the major portion of our research and development expenses were associated with our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trials in RA patients. For the year ended December 31, 2007, a major portion of our research and development expenses was associated with our Phase 2a clinical trial (TASKi1). The expenses for these programs are included in "Development" expenses above.

        The following table presents the currently estimated timeline for the next clinical stage related to R788 in RA. We licensed the rights to R788 to AZ in February 2010.

PIPELINE	CURRENT STAGE	ESTIMATED CLINICAL TIMELINE
R788—Oral Syk Inhibitor
RA	Phase 2 completed—AZ	Completed Phase 2 clinical trials in 2009 and expect AZ to initiate Phase 3 clinical trial in 2010.

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

        For a discussion of the risks and uncertainties associated with the timing and costs of completing the development of the Company's drug candidates, see "Part I. Item 1A. Risk Factors," including in particular the following risks:

  •
  "If our corporate collaborations or license agreements are unsuccessful, our research and development efforts could be delayed."

  •
  "If conflicts arise between our collaborators or advisors and us, any of them may act in their self-interest, which may be adverse to our stockholders' interests."

  •
  "We might not be able to commercialize our product candidates successfully if problems arise in the clinical testing and approval process."

  •
  "There is a high risk that drug discovery and development efforts might not successfully generate good product candidates."

  •
  "Our future funding requirements will depend on many uncertain factors."

  •
  "Because we expect to be dependent upon collaborative and license agreements, we might not meet our strategic objectives."

  •
  "Delays in clinical testing could result in increased costs to us."

        For further discussion on research and development activities, see "Research and Development Expenses" under "Results of Operations" below.

Recent Developments

        In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to R788, our late-stage investigational product candidate for the treatment of RA and other indications. Upon effectiveness of the agreement, AZ is required to pay us an upfront payment of $100.0 million, and up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral Syk inhibitors. We are responsible for conducting, at our expense, the on-going open label extension study in R788 during the limited transition period. The agreement is subject to and will become effective upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act.

        In February 2010, Merck Serono advised us of its plans to return the R763 aurora kinase program for certain solid tumors and leukemias to us. The program, which Merck Serono licensed in 2005, has progressed through Phase 1 safety trials. We plan to evaluate the program's preclinical and clinical data and make a decision on the program's disposition.

Equity Financing

        During the third quarter of 2009, we completed an underwritten public offering in which we sold 14,950,000 shares of our common stock at a price to the public of $7.25 per share. We received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses.

Critical Accounting Policies and the Use of Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to terms of our research collaborations (i.e. revenue recognition of upfront fees and certain milestone payments), investments, stock-based compensation, impairment issues, the estimated useful life of assets and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the year ended December 31, 2009 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

        We present revenue from our collaboration arrangements under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of any undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

        Revenues associated with substantive, at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones as set forth in the applicable agreement.

Stock-Based Compensation

        Total stock-based compensation expense related to our officers, directors and all other employees and consultants stock option plans that we recognized for the year ended December 31, 2009, 2008 and 2007 was comprised as follows:

				Aggregate Change	Aggregate Change
	Years Ended December 31,
				2009 from 2008	2008 from 2007
	2009	2008	2007
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$13,217	$23,565	$11,478	$(10,348)	$12,087
Consultant options	99	194	209	(95)	(15)
Restructuring charges	122	—	—	122	—

Total	$13,438	$23,759	$11,687	$(10,321)	$12,072

        We grant options to purchase our common stock to our officers, directors and all other employees and consultants under our stock option plans. Eligible employees can also purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date under our employee stock purchase plan, or ESPP. The benefits provided under these plans are stock-based payments subject to the provisions of FASB ASC 718. We adopted the use of the straight-line attribution method over the requisite service period for the entire award. In addition, we estimate the amount of expected forfeitures when calculating compensation costs, then record actual forfeitures as they occur. We review our forfeiture rates each quarter and make any necessary changes to our estimates.

        The decrease in stock-based compensation expense for the year ended December 31, 2009, as compared to the same period in 2008, was primarily due to the lower valuation of options granted in the first quarter of 2009 and the full recognition of most of the expense associated with the options granted in January 2008 during 2008, as most of those options vested over a one year period. The increase in stock-based compensation expense for the year ended December 31, 2008, as compared to the same period in 2007, was primarily due to the amortization of expense associated with the January 2008 grants which had a higher valuation due to a higher stock price and volatility rate on the grant date.

        In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure was intended to maintain our emphasis on our active preclinical and clinical programs, while conserving our resources. As part of a package we offered the terminated employees, we extended the date the terminated employees had to exercise their vested options to December 31, 2009 rather than 90 days from the termination date as is typically required under our equity incentive plan. We recorded $122,000 of non-cash stock-based compensation expense incurred in connection with this modification in the first quarter of 2009.

        The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, among other things, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock- based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest.

        We also record charges associated with options granted to consultants reflecting the fair value and periodic fair value re-measurement of outstanding consultant options under FASB ASC 505-50. The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. We amortize stock-based compensation related to consultants using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of FASB ASC 718. We expect to see continued fluctuations in the expense related to consultant options in the future as a portion of these options are remeasured based on changes in the current market price of our common stock.

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

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

Revenues

				Aggregate Change	Aggregate Change
	Years Ended December 31,
				2009 from 2008	2008 from 2007
	2009	2008	2007
	(in thousands)
Contract revenues from collaborations	$750	$—	$12,600	$750	$(12,600)

        Revenues by collaborator were:

				Aggregate Change	Aggregate Change
	Years Ended December 31,
				2009 from 2008	2008 from 2007
	2009	2008	2007
	(in thousands)
Daiichi	$750	$—	$—	$750	$—
Pfizer	—	—	5,759	—	(5,759)
Merck	—	—	3,841	—	(3,841)
Merck Serono	—	—	3,000	—	(3,000)

Total	$750	$—	$12,600	$750	$(12,600)

        Contract revenue from collaborations in 2009 of $750,000 consisted of a milestone payment from Daiichi for the first designation of a rational design lead compound. There were no contract revenues reported during the year ended December 31, 2008. Contract revenues from collaborations in 2007 consisted primarily of a $5.0 million milestone payment from Pfizer, a $3.0 million milestone payment from Merck Serono and $3.8 million in full-time equivalent, or FTE, and license revenue from Merck. FTE revenue in 2007 from Merck was $2.5 million and the related research and development expenses incurred to earn the FTE revenue were $2.4 million. These expenses are presented as part of Research and Development expenses.

        The increase in revenues for the year ended December 31, 2009, as compared to the similar period in 2008, was due to the recognition of the milestone payment from Daiichi in December 2009. The decrease in revenues in 2008, as compared to the similar period in 2007, was primarily due to the absence of contract revenues reported in 2008 as discussed above. We had no deferred revenue as of December 31, 2009. Our potential future revenues may include certain upfront and milestone payments from our current collaboration partners or new collaboration partners we enter into agreements with in the future.

Research and Development Expenses

				Aggregate Change	Aggregate Change
	Years Ended December 31,
				2009 from 2008	2008 from 2007
	2009	2008	2007
	(in thousands)
Research and development expenses	$90,743	$109,670	$70,364	$(18,927)	$39,306
Stock-based compensation expense included in research and development expenses	$8,937	$12,272	$5,519	$(3,335)	$6,753

        The decrease in research and development expenses for the year ended December 31, 2009, compared to the same period in 2008, was primarily due to a decrease in clinical trial costs as a result of the completion of our two Phase 2b clinical trials (TASKi2 and TASKi3) in July 2009, a decrease in stock-based compensation expense as discussed under "Stock-Based Compensation" above, and cost savings as a result of the restructuring implemented in the first quarter of 2009, as discussed under "Restructuring Charges" below. The increase in research and development expenses for the year ended December 31, 2008, compared to the same period in 2007, was primarily due to an increase in clinical costs, as well as stock-based compensation expense as discussed under "Stock-Based Compensation" above, partially offset by the decrease in bonus expense in 2008 as we did not pay any bonuses for 2008. The increase in clinical costs was primarily attributable to increased costs associated with our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trials in RA patients and manufacturing R788 material to be used in those clinical trials.

General and Administrative Expenses

				Aggregate Change	Aggregate Change
	Years Ended December 31,
				2009 from 2008	2008 from 2007
	2009	2008	2007
	(in thousands)
General and administrative expenses	$20,903	$27,044	$21,763	$(6,141)	$5,281
Stock-based compensation expense included in general and administrative expenses	$4,379	$11,487	$6,168	$(7,108)	$5,319

        The decrease in general and administrative expenses for the year ended December 31, 2009, as compared to the same period in 2008, was primarily attributable to a decrease in stock-based compensation expense as discussed under "Stock-Based Compensation" above, partially offset by the increase in bonus expense for 2009. We did not pay any bonuses for 2008. The increase in general and administrative expenses for the year ended December 31, 2008, as compared to the same period in 2007, was primarily attributable to an increase in stock-based compensation expense, as discussed under "Stock-Based Compensation" above.

Restructuring Charges

				Aggregate Change	Aggregate Change
	Years Ended December 31,
				2009 from 2008	2008 from 2007
	2009	2008	2007
	(in thousands)
Restructuring charges	$1,141	$—	$—	$1,141	$—
Stock-based compensation expense included in restructuring charges	$122	$—	$—	$122	$—

        In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure was intended to maintain our emphasis on our active preclinical and clinical programs, while conserving our resources. As a result of the restructuring implemented in the first quarter of 2009, we recorded restructuring charges of $1.1 million, including $1.0 million of workforce reduction costs (which had been paid as of December 31, 2009) and $122,000 of non-cash stock-based compensation expense incurred in connection with the extension of the date the terminated employees have to exercise their vested options to December 31, 2009 rather than 90 days from the termination date as is typically required under our equity incentive plan.

Interest income

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2009	2008	2007	2009 from 2008	2008 from 2007
	(in thousands)
Interest income	$600	$4,439	$5,476	$(3,839)	$(1,037)

        Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the year ended December 31, 2009, as compared to the same period in 2008, was due to lower average cash balances and lower interest rates earned on our investments in 2009. The net proceeds of our underwritten public offering of approximately $101.5 million were received at the end of September 2009 and therefore did not significantly impact interest income for the whole year. The decrease in interest income for the year ended December 31, 2008, as compared to the same period in 2007, was due to lower interest rates earned on our investments in 2008 as compared to 2007.

Interest expense

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2009	2008	2007	2009 from 2008	2008 from 2007
	(in thousands)
Interest expense	$(203)	$(160)	$(221)	$(43)	$61

        Interest expense primarily results from our capital lease obligations associated with fixed asset acquisitions. Interest expense was relatively flat for the years 2009, 2008 and 2007.

Income tax benefit

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2009	2008	2007	2009 from 2008	2008 from 2007
	(in thousands)
Income tax benefit	$93	$89	$—	$4	$89

        Income tax benefit in 2009 results from our federal refundable credit in accordance with the provisions of the American Recovery and Reinvestment Act of 2009. Income tax benefit in 2008 results from our federal refundable credit in accordance with the provisions of the Housing and Economic Recovery Act of 2008.

Recent Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13 (formerly Emerging Issues Task Force, or EITF, No. 08-1) on ASC 605 for revenue recognition related to multiple-deliverable revenue arrangements. The ASU provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We are currently evaluating the impact on our financial statements of adopting these amendments to ASC 605 and cannot estimate the impact of adoption at this time.

        On July 1, 2009, the FASB launched the FASB Accounting Standards Codification™, or the Codification, as the single source of authoritative U.S. GAAP recognized by the FASB. The Codification reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles which is now part of FASB ASC 105. All of the contents of the Codification carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. Also included in the Codification, as a reference for public companies, are rules and interpretive releases of the U.S. Securities and Exchange Commission, or the SEC, under authority of federal securities laws which are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted SFAS No. 168 on July 1, 2009 and concluded it had no material impact on our financial statements other than changing the way specific accounting standards are referenced in our financial statements.

Liquidity and Capital Resources

Cash Requirements

        We have financed our operations from inception primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In September 2009, we completed an underwritten public offering in which we sold 14,950,000 shares of our common stock at a price to the public of $7.25 per share. We received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. Upon effectiveness of the agreement, AZ is required to pay us an upfront payment of $100.0 million, and up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788.

        As of December 31, 2009, we had approximately $133.3 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $134.5 million as of December 31, 2008, a decrease of approximately $1.2 million. The decrease was primarily attributable to the operating expenses for the year ended December 31, 2009, offset by net proceeds of approximately $101.5 million from our public offering in the third quarter of 2009. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

  •
  our ability to establish new collaborations, including the terms thereof, and to meet our obligations under our existing collaboration partnerships;

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

        Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. For the year ended December, 2009 and 2008, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(102,779)	$(103,518)	$(52,207)
Investing activities	(30,664)	(26,970)	(7,793)
Financing activities	102,155	131,990	56,776

Net increase (decrease) in cash and cash equivalents	$(31,288)	$1,502	$(3,224)

        Net cash used in operating activities was $102.8 million in 2009 compared to $103.5 million and $52.2 million in 2008 and 2007, respectively. The decrease in net cash used in operating activities in 2009 compared with 2008 was primarily due to the decrease in cash payments related to our research and development programs. The increase in net cash used in operating activities in 2008 compared with 2007 was primarily due to the increase in cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

        Net cash used in investing activities was $30.7 million in 2009 compared to $26.9 million and $7.8 million in 2008 and 2007, respectively. The increase in net cash used in investing activities in 2009 compared with 2008 related primarily to purchases of short-term investments of approximately $169.9 million, partially offset by maturities of short-term investments of approximately $131.2 million and sale of available-for-sale securities of approximately $8.2 million. The increase in net cash used in investing activities in 2008 compared with 2007 related primarily to purchases of short-term investments of approximately $194.6 million, partially offset by maturities of short-term investments of approximately $170.1 million. Capital expenditures were $141,000 in 2009 compared to $2.5 million in 2008 and $933,000 in 2007.

        Net cash provided by financing activities was $102.2 million in 2009 compared to $132.0 million and $56.8 million in 2008 and 2007, respectively. Net cash provided by financing activities in 2009, 2008 and 2007 were mainly due to the public offerings we completed in those years. In the third quarter of 2009, we completed a public offering in which we received net proceeds of approximately $101.5 million. In the first quarter of 2008, we completed a public offering in which we received net proceeds of approximately $127.5 million. In the second quarter of 2007, we completed a public offering in which we received net proceeds of approximately $52.3 million. Net cash provided by financing activities also included proceeds from the exercise of outstanding options and the issuance of shares under our ESPP of approximately $2.1 million, $2.8 million and $5.0 million in 2009, 2008 and 2007, respectively. We did not have proceeds from capital lease financing in 2009 compared to $2.9 million and $918,000 in 2008 and 2007, respectively. Payments on capital lease obligations for 2009, 2008 and 2007 were $1.4 million, $1.2 million and $1.5 million, respectively.

Off-Balance Sheet Arrangements

        As of December 31, 2009, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2009, which only consists of capital lease and facility lease obligations (in thousands):

		Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
		(in thousands)
Capital Lease obligations(1)	$2,049	$1,141	$908	$—	$—
Facilities lease(2)	119,201	12,479	30,599	28,160	47,963

Total	$121,250	$13,620	$31,507	$28,160	$47,963

(1)
As of December 31, 2009, we had approximately $2.0 million in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of December 31, 2009 are secured by the equipment financed, bear interest at rates between 4.99% and 10.36% and are due in monthly installments through 2012.

(2)
On March 31, 2009, we amended our build-to-suit lease agreement to defer certain rental obligations in the aggregate amount of $6.9 million, for a period of up to seventeen months. Under the terms of this amendment, we were obligated to repay the deferred amounts, including interest accruing at 12% during the deferral period, based on a timeline that could vary depending upon the occurrence of certain financing or collaborative transactions. In September 2009, we completed an underwritten public offering and received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses. As a result of the above financing, we paid our landlord $3.7 million, or 50% of the deferred rental amounts, plus interest at 12% in November 2009. In February 2010, we entered into a global license agreement with AZ. Upon effectiveness of the agreement, AZ is required to pay us an upfront payment of $100.0 million. We are obligated to pay our landlord the remaining deferred rental amounts, plus related interest, within 45 days after this agreement becomes effective. The agreement is subject to and will become effective upon clearance under the HSR Act.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities. In 2009, 2008 and 2007, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. In addition, we believe we have no incremental or new risk related to recent credit market volatility. Therefore, no quantitative tabular disclosure is provided.

        We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rigel Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rigel Pharmaceuticals, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California March 2, 2010

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$14,717	$46,005
Available-for-sale securities	118,601	88,472
Prepaid expenses and other current assets	2,650	3,610

Total current assets	135,968	138,087
Property and equipment, net	2,291	3,567
Other assets	2,485	2,204

	$140,744	$143,858

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,154	$5,984
Accrued compensation	6,840	1,625
Other accrued liabilities	6,718	12,029
Capital lease obligations	1,061	1,339
Deferred rent	—	3,174

Total current liabilities	17,773	24,151
Long-term portion of capital lease obligations	883	2,053
Long-term portion of deferred rent	12,064	13,311
Other long-term liabilities	157	178
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,956,140 and 36,646,397 shares issued and outstanding as of December 31, 2009 and 2008, respectively	52	37
Additional paid-in capital	723,151	605,509
Accumulated other comprehensive (loss) income	(12)	396
Accumulated deficit	(613,324)	(501,777)

Total stockholders' equity	109,867	104,165

	$140,744	$143,858

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Contract revenues from collaborations	$750	$—	$12,600
Costs and expenses:
Research and development	90,743	109,670	70,364
General and administrative	20,903	27,044	21,763
Restructuring charges	1,141	—	—

	112,787	136,714	92,127

Loss from operations	(112,037)	(136,714)	(79,527)
Interest income	600	4,439	5,476
Interest expense	(203)	(160)	(221)

Loss before income taxes	(111,640)	(132,435)	(74,272)
Income tax benefit	93	89	—

Net loss	$(111,547)	$(132,346)	$(74,272)

Net loss per share, basic and diluted	$(2.73)	$(3.67)	$(2.57)

Weighted average shares used in computing net loss per share, basic and diluted	40,876	36,025	28,936

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2006	25,180,687	$25	$382,350	$13	$(295,159)	$87,229
Net loss	—	—	—	—	(74,272)	(74,272)
Change in unrealized gain on available-for-sale securities	—	—	—	185	—	185

Comprehensive loss						(74,087)
Issuance of common stock at $9.75 per share for cash, net of issuance costs	5,750,000	6	52,330	—	—	52,336
Issuance of common stock upon exercise of options and participation in Purchase Plan	451,087	—	5,017	—	—	5,017
Stock compensation expense	—	—	11,687	—	—	11,687

Balance at December 31, 2007	31,381,774	31	451,384	198	(369,431)	82,182

Net loss	—	—	—	—	(132,346)	(132,346)
Change in unrealized gain on available-for-sale securities	—	—	—	198	—	198

Comprehensive loss						(132,148)
Issuance of common stock at $27.00 per share for cash, net of issuance costs	5,000,000	5	127,535	—	—	127,540
Issuance of common stock upon exercise of options and participation in Purchase Plan	264,623	1	2,831	—	—	2,832
Stock compensation expense	—	—	23,759	—	—	23,759

Balance at December 31, 2008	36,646,397	37	605,509	396	(501,777)	104,165

Net loss	—	—	—	—	(111,547)	(111,547)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	(408)	—	(408)

Comprehensive loss						(111,955)
Issuance of common stock at $7.25 per share for cash, net of issuance costs	14,950,000	15	101,445	—	—	101,460
Issuance of common stock upon exercise of options and participation in Purchase Plan	359,743	—	2,143	—	—	2,143
Stock compensation expense			13,438	—	—	13,438
Warrants issued with lease amendment—4	—	—	616	—	—	616

Balance at December 31, 2009	51,956,140	$52	$723,151	$(12)	$(613,324)	$109,867

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(111,547)	$(132,346)	$(74,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,403	1,425	1,344
Stock-based compensation expense	13,438	23,759	11,687
Changes in assets and liabilities:
Accounts receivable	—	—	1,104
Prepaid expenses and other current assets	960	(776)	(395)
Other assets	335	(105)	152
Accounts payable	(2,830)	1,721	2,363
Accrued compensation	5,215	(6,508)	5,073
Other accrued liabilities	(5,311)	9,998	145
Deferred revenue	—	—	(3,066)
Deferred rent and other long term liabilities	(4,442)	(686)	3,658

Net cash used in operating activities	(102,779)	(103,518)	(52,207)

Investing activities
Purchases of available-for-sale securities	(169,928)	(194,603)	(134,372)
Maturities and sale of available-for-sale securities	139,391	170,122	127,508
Proceeds from the sale of property and equipment	14	18	4
Capital expenditures	(141)	(2,507)	(933)

Net cash used in investing activities	(30,664)	(26,970)	(7,793)

Financing activities
Proceeds from capital lease financing	—	2,862	918
Payments on capital lease obligations	(1,448)	(1,244)	(1,495)
Net proceeds from issuances of common stock and warrants	103,603	130,372	57,353

Net cash provided by financing activities	102,155	131,990	56,776

Net increase (decrease) in cash and cash equivalents	(31,288)	1,502	(3,224)
Cash and cash equivalents at beginning of period	46,005	44,503	47,727

Cash and cash equivalents at end of period	$14,717	$46,005	$44,503

Supplemental disclosure of cash flow information
Interest paid	$176	$172	$218

Income tax refund	$88	$—	$—

Schedule of non cash transactions
Issuance of warrant with lease amendment	$616	$—	$—

See accompanying notes.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

        In this Annual Report on Form 10-K, "Rigel," "we," "us" and "our" refer to Rigel Pharmaceuticals, Inc. and "common stock" refers to Rigel's common stock, par value $0.001 per share.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and basis of presentation

        We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory/autoimmune diseases, as well as for certain cancers and metabolic diseases.

Financial statement preparation

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made by management include the fair value of short-term investments, period of the research collaborations, determination of at-risk milestones, fair values of stock- based compensation awards, impairment assessments, the estimated useful life of assets and contingencies. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made, however actual results could differ from these estimates. To the extent there are material differences between these estimates and actual results, our financial statements will be affected.

        In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 855, Subsequent Events, we evaluated subsequent events for recognition or disclosure through March 2, 2010, the date our accompanying financial statements were issued.

Stock award plans

        We have two stock option plans, the 2000 Equity Incentive Plan (2000 Plan) and 2000 Non-Employee Directors Stock Option Plan (Directors' Plan), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. Under the plans, we may issue non-qualified options or incentive stock options. We also have an employee stock purchase plan, or Purchase Plan, where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The benefits provided under these plans are stock-based payments subject to the provisions of FASB ASC 718 and guidance under the Securities and Exchange Commission's Staff Accounting Bulletin 107, or SAB No. 107 and SAB No. 110.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        All cash equivalents and short-term investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value at December 31, 2009 and 2008. Unrealized gains (losses) are reported in stockholders' equity and included in other comprehensive income (loss). Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. See Note 5 for a summary of available-for-sale securities at December 31, 2009 and 2008.

Fair value of financial instruments

        The carrying values of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. Available-for-sale securities are carried at fair value at December 31, 2009 and 2008. The carrying values of capital lease obligations approximate fair value due to similar financing arrangements being available to us at market interest rates.

Concentration of credit risk

        Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and available-for-sale securities. Cash equivalents and available-for-sale securities primarily consist of money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the mostly short-term nature of these investments, we believe we do not have a material exposure to credit risk arising from our investments. All cash and cash equivalents and available-for-sale securities are maintained with financial institutions that management believes are creditworthy.

Property and equipment

        Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements, if any, are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Revenue recognition

        We present revenue from our collaboration arrangements under FASB ASC 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of any undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

        Revenues associated with substantive, at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones as set forth in the applicable agreement.

Research and development expenses

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

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Coughlin

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stoia as lead counsel. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lead plaintiff filed a consolidated complaint on July 24, 2009. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010, and a hearing on that motion is set for April 9, 2010. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants. If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

        A reserve may be required in the future due to new developments with respect to the pending lawsuits or patent claims or changes in approach such as a change in or establishment of a settlement strategy in dealing with these matters. See Note 12 for a further discussion of this litigation.

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

        In July 2006, the FASB issued ASC 740-10 (formerly, FIN 48, "Accounting for Uncertainty in Income Taxes,"). This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained in an audit, based on the technical merits of the position. We adopted ASC 740-10 for the year ended December 31, 2007. There was no cumulative effect of the change in accounting principle recognized upon adoption. The adoption did not have a material impact on our financial position or results of operations. See Note 11 for a further discussion of the adoption of ASC 740-10.

Net loss per share

        Net loss per share has been computed according to FASB ASC 260, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities.

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

	December 31,
	2009	2008	2007
Outstanding options	7,915	6,387	5,080
Warrants	200	100	100
Weighted average exercise price of options	$14.32	$16.82	$13.91
Weighted average exercise price of warrants	$6.61	$10.57	$10.57

Recent accounting pronouncements

        In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13 (formerly Emerging Issues Task Force, or EITF, No. 08-1) on ASC 605 for revenue recognition related to multiple-deliverable revenue arrangements. The ASU provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We are currently evaluating the impact on our financial statements of adopting these amendments to ASC 605 and cannot estimate the impact of adoption at this time.

        On July 1, 2009, the FASB launched the FASB Accounting Standards Codification™, or the Codification, as the single source of authoritative U.S. GAAP recognized by the FASB. The Codification reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles which is now part of FASB ASC 105. All of the contents of the Codification carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with U.S. GAAP. Also included in the Codification, as a reference for public companies, are rules and interpretive releases of the U.S. Securities and Exchange Commission, or the SEC, under authority of federal securities laws which are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted SFAS No. 168 on July 1, 2009 and concluded it had no material impact on our financial statements other than changing the way specific accounting standards are referenced in our financial statements.

        In September 2006, the FASB issued SFAS, No. 157, "Fair Value Measurements," or SFAS No. 157, which now forms part of ASC 820. This standard defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position, or FSP 157-2, "Effective Date of FASB Statement No. 157,"

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

which now forms part of ASC 820, companies are allowed to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active," or FSP 157-3, which now forms part of ASC 820-10, was issued and effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarified the application of SFAS No. 157 in a market that is not active. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 for all financial assets and liabilities. Effective January 1, 2009, we adopted SFAS No. 157 for non-financial assets and liabilities. There was no material impact on our financial statements from the adoption of SFAS No. 157 for our financial or non-financial assets and liabilities.

Reclassifications

        Certain 2007 amounts have been reclassified to conform to the 2008 and 2009 presentations. We reclassified other receivables of $442,000 in 2007 to prepaid expenses and other current assets on the balance sheet.

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS

  AstraZeneca

        In February 2010, we entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib disodium, or R788, our late-stage investigational product candidate for the treatment of rheumatoid arthritis (RA) and other indications. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral Syk inhibitors. We are responsible for conducting, at our expense, the on-going open label extension study in R788 during the limited transition period.

        Upon effectiveness of the agreement, AZ is required to pay us an upfront payment of $100.0 million, and up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788. AZ remains obligated to pay us various milestones and royalties in the future if certain conditions are met. The agreement is subject to and will become effective upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act.

        Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured within sixty days from the date of notice, or in the event of insolvency of the other party. We may also terminate the agreement in its entirety if AZ challenges the validity, enforceability or scope of any of our patents licensed to AZ by us under the agreement. AZ may also terminate the agreement either without cause upon one hundred eighty-days' written notice, or in the event of any change of control of Rigel upon thirty days' written notice. If neither party terminates the agreement, then the agreement will remain in effect until the cessation of all commercial sales of all products subject to the agreement, including R788.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

  Pfizer

        In January 2005, we entered into a research collaboration with Pfizer that has a license component. The collaboration is for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases such as chronic obstructive pulmonary disease. The collaboration was primarily focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme Syk kinase. A goal of the collaboration was for Pfizer to nominate a licensed compound to commence advanced preclinical development. Pfizer is responsible for the manufacture of all preclinical and clinical materials for each compound/product and all costs associated with development and commercialization. We did not have any further obligations to Pfizer after the research phase of the collaboration ended in February 2007.

        In connection with this collaboration, Pfizer paid us upfront fees of $10.0 million and purchased $5.0 million of our common stock at a premium in 2005. We have earned and will earn milestone payments in connection with certain clinical events, should they occur, as well as royalties from sales of the resulting products upon marketing approval. Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $175.0 million and mid-single-digit to low double-digit royalties on sales. In May 2006, we achieved the first milestone upon selection of the licensed compound and received a $5.0 million milestone payment when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma. In December 2007, we received the second milestone payment of $5.0 million when Pfizer initiated a Phase 1 clinical trial on R343. No milestone payments were received in either 2008 or 2009 as no further milestones were achieved. Pfizer remains obligated to pay us various milestones and royalties in the future if certain conditions are achieved.

        Pfizer may terminate the collaboration agreement for any reason upon prior written notice to us, or for cause if we materially breach the agreement and such breach remains uncured, or if we become insolvent. We may terminate the collaboration agreement for cause if Pfizer fails to meet certain diligence efforts, materially breaches the agreement and such breach remains uncured, or becomes insolvent. If neither party exercises its option to terminate the collaboration agreement, then the agreement automatically terminates on the later of: 1) the last valid claim to expire covering a licensed product and 2) after a specified period from the launch of a licensed product.

  Daiichi

        In August 2002, we signed an agreement for a collaboration with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the agreement. Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $33.9 million and low to mid-single-digit royalties on sales. We have earned to date milestone payments totaling $5.7 million and may earn milestone payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. In addition, we are entitled to receive royalties on any commercialized products to emerge from the collaboration at low to mid-single-digit royalties on sales. Under the terms of the agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. In December 2009, we received a milestone payment of $750,000 for the first designation of a rational

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

design lead compound. Daiichi may become obligated to pay us certain other milestone payments, and we are also entitled to receive royalties on any commercialized products to emerge from the collaboration.

        Either party may terminate the collaboration agreement if the other party materially breaches the agreement and such breach remains uncured, or after a specified period from the end of a designated research period if no product is commercialized (unless the parties agree to extend the collaboration). The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party exercises its option to terminate the collaboration agreement, then the agreement automatically terminates on the later of: 1) the expiration of the last patent with a claim that covers the composition of matter of a product (or manufacture or use of a product under certain circumstances) and 2) after a specified period from the initial commercialization of a licensed product.

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

        Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $125.0 million and high single-digit to low double-digit royalties on sales may also become payable to us. During February 2006, we received a milestone payment of $5.0 million triggered by the regulatory acceptance of the R763 IND in January 2006. In September 2006, we received a $3.0 million milestone payment from Merck Serono in connection with the initiation of the Phase 1 study of R763. In October 2007, we received another $3.0 million milestone payment from Merck Serono upon their exercise of the option to obtain Japan rights for R763. No other milestone payments were received since 2007.

        In February 2010, Merck Serono informed us that they expect to wind down the various clinical trials and plan to return the program back to us. We plan to evaluate the preclinical and clinical data and make a decision on the program's disposition.

3. SIGNIFICANT CONCENTRATIONS

        For the year ended December 31, 2009, Daiichi accounted for 100% of our revenues. There were no contract revenues reported during the year 2008. For the year ended December 31, 2007, Pfizer, Merck and Merck Serono accounted for 46%, 30% and 24% of our total revenues, respectively. At December 31, 2009 and 2008, we had no accounts receivable. We do not require collateral or other security for accounts receivable.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION

        Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Research and development	$8,937	$12,272	$5,519
General and administrative	4,379	11,487	6,168
Restructuring charges	122	—	—

Stock-based compensation expense	$13,438	$23,759	$11,687

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

        Our stock compensation expense for 2007 includes a charge of approximately $924,000 to correct the misapplication of our estimated forfeiture rate to stock-based compensation expense in 2006. In 2006, our quarterly reported amounts of stock-based compensation expense were inadvertently reduced by the effect of the expected forfeitures which had already been taken into account in the preceding quarters. The impact of this adjustment was not material in 2007.

Employee stock option plans

        In 2007, an amendment to the 2000 Plan was approved primarily to increase the number of shares authorized for issuance to an aggregate total of 8,410,403 shares. In 2008, the 2000 Plan was amended, primarily to increase the number of shares authorized for issuance by 3,350,000 shares. Options granted under our 2000 Plan expire no later than ten years from the date of grant. The option price of each incentive stock option is at least 100% of the fair value on the date of grant, and the option price for each nonstatutory stock option is not less than 85% of the fair value on the date of grant, as determined by the board of directors. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2009, a total of 10,176,348 shares of common stock were authorized for issuance under the 2000 Plan. Options to purchase 163,705 shares were exercised during the year ended December 31, 2009.

        In 2007, the Directors' Plan was amended, primarily to increase the number of shares authorized for issuance by 110,000 shares to an aggregate total of 435,000 shares. In 2008, the Directors' Plan was amended, primarily to increase the number of shares authorized for issuance by 100,000 shares to an aggregate total of 535,000 shares. The exercise price of options under the Directors' Plan is equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors' Plan is ten years. As of December 31, 2009, a total of 532,211 shares of common stock were authorized for issuance under the Directors' Plan. No options to purchase shares were exercised during the year ended December 31, 2009.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        In December 2007, we adopted a Change of Control Severance Plan for employees serving at or above the level of Vice President. Under this plan, under certain conditions, primarily upon a change in control of the Company, eligible employees would receive the payment of certain benefits, including accelerated vesting of all their outstanding stock options and an extension of the period to exercise outstanding options to the earlier of the original option expiration date or the one year anniversary of the triggering event. There was no stock-based compensation expense incurred due to the adoption of the Change of Control Severance Plan.

        Pursuant to FASB ASC 718, we are required to estimate the amount of expected forfeitures when calculating compensation costs. We adjust our stock-based compensation expense as actual forfeitures occur, review our estimated forfeiture rates each quarter and make changes to our estimate as appropriate.

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

  •
  Expected term—For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods. We worked with various historical data to determine the applicable expected term for each of the other option groups. This data included: (1) for exercised options, the term of the options from option grant date to exercise date; (2) for cancelled options, the term of the options from option grant date to cancellation date, excluding unvested option forfeitures; and (3) for options that remained outstanding at the balance sheet date, the term of the options from option grant date to the end of the reporting period and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each employee group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we considered the optionee type (i.e., officers and directors or all other employees) and other factors that may affect the expected term of the option.

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

        The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2009, 2008 and 2007:

	Stock Option Plans Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.8%	2.8%	4.6%
Expected term (in years)	4.4	4.5	4.1
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	98.4%	93.0%	79.6%

        Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At December 31, 2009, options to purchase 2,793,690 shares of common stock were available for grant and 10,708,559 reserved shares of common stock were available for future issuance under our stock option plans.

        We recorded stock-based compensation expense of approximately $99,000, $194,000 and $209,000 for the years ended December 31, 2009, 2008, and 2007, respectively, associated with options granted to consultants reflecting the fair value valuation and periodic fair value re-measurement of outstanding consultant options under FASB ASC 505-50. The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. We amortized stock-based compensation related to consultants using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of FASB ASC 718. No options to purchase shares granted to consultants were exercised during the year ended December 31, 2009.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

Stock-Based Compensation Award Activity

        Option activity under our equity incentive plans was as follows:

	Shares Available For Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,476,206	4,405,211	$14.50

Authorized for grant	2,010,000	—
Granted	(1,052,517)	1,052,517	$11.32
Exercised	—	(304,844)	$12.96
Cancelled	72,967	(72,967)	$15.92

Outstanding at December 31, 2007	2,506,656	5,079,917	$13.91

Authorized for grant	3,450,000	—
Granted	(1,534,865)	1,534,865	$25.81
Exercised	—	(164,309)	$10.19
Cancelled	63,848	(63,848)	$18.63

Outstanding at December 31, 2008	4,485,639	6,386,625	$16.82

Authorized for grant	—	—
Granted	(2,066,708)	2,066,708	$6.55
Exercised	—	(163,705)	$5.11
Cancelled	374,759	(374,759)	$18.04

Outstanding at December 31, 2009	2,793,690	7,914,869	$14.32	6.89	$8,084,232

Vested and expected to vest at December 31, 2009		7,851,041	$14.32

Exercisable at December 31, 2009		6,840,324	$14.57	6.60	$6,232,843

Exercisable at December 31, 2008		5,262,038	$16.03

Exercisable at December 31, 2007		3,944,713	$13.52

Weighted average grant-date fair value of options granted during 2009			$4.65
Weighted average grant-date fair value of options granted during 2008			$17.97
Weighted average grant-date fair value of options granted during 2007			$7.00

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2009. During the years ended December 31, 2009, 2008 and 2007, the aggregate intrinsic value of options exercised under our stock option plans was approximately $619,000, $2.4 million and $3.4 million, respectively, determined as of the date of option exercise. As of December 31, 2009, there was approximately $8.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock-based compensation arrangements granted under our stock option plans and approximately $567,000 of total unamortized compensation cost related to our Purchase Plan. The unamortized compensation cost related to our stock option plans is expected to be recognized over a weighted-average period of 1.28 years. We also had approximately 1.1 million of unvested stock options at December 31, 2009. Future option grants and their valuation will increase our compensation cost in the future as the options are granted, valued and expensed ratably according to their vesting periods.

        Details of our stock options by exercise price are as follows as of December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$6.48 - $6.49	1,922,157	9.25	$6.49	1,332,138	$6.49
$7.40 - $8.15	620,254	6.08	7.73	573,412	7.71
$8.25 - $9.56	1,087,976	3.97	8.43	1,087,976	8.43
$9.58 - $11.73	1,226,086	6.98	11.14	1,112,047	11.17
$14.22 - $23.32	1,190,407	5.23	21.06	1,157,830	21.06
$23.93 - $25.36	614,193	6.06	24.48	565,404	24.52
$26.45 - $40.50	1,253,796	8.08	26.46	1,011,517	26.46

$6.48 - $40.50	7,914,869	6.89	$14.32	6,840,324	$14.57

Employee Stock Purchase Plan

        In August 2000, we adopted the Purchase Plan which was approved in September 2000 by our stockholders. In 2007, the Purchase Plan was amended to (i) increase the number of shares authorized for purchase under the Purchase Plan by 1,500,000 and (ii) terminate the provision providing for an annual increase to the Purchase Plan, effective January 1, 2008. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 196,038, 100,314 and 146,243 shares of common stock during 2009, 2008 and 2007, respectively, pursuant to the Purchase Plan at an average price of $6.67 per share, $11.54 per share and $7.28 per share, respectively. For 2009, 2008 and 2007, the weighted average fair value of stock purchased under the Purchase Plan was $4.84, $13.88 and $2.80, respectively. The number of shares reserved for future issuance under the Purchase Plan was increased by 1,500,000 and 88,888 during 2008 and 2007, respectively. As of December 31, 2009, we had 1,213,893 reserved shares of common stock for future issuance under the Purchase Plan.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions set forth in the table below. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a "reset." Participants are automatically enrolled in the new offering period. We had a "reset" on January 2, 2009 because the fair market value of our stock on December 31, 2008 was lower than the fair market value of our stock on July 1, 2008, the first day of the offering period. We applied modification accounting in accordance with FASB ASC 718, Stock Compensation, to determine the incremental fair value associated with this ESPP "reset" and recognized the related stock-based compensation expense according to the FASB ASC 718-50, Employee Share Purchase Plan. The total incremental fair value for this ESPP "reset" was $1,443,848, and is being recognized over the new twenty-four month offering period.

        The following table summarizes the weighted-average assumptions related to our Purchase Plan for the twelve months ended December 31, 2009, 2008 and 2007. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates. There have been no significant changes in the assumptions before and after the "reset" of our Purchase Plan in January 2009.

	Employee Stock Purchase Plan Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.1%	2.1%	4.7%
Expected term (in years)	1.3	1.3	0.6
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	112.0%	99.0%	45.5%

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

        Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Checking account	$158	$491
Money market funds	8,859	45,514
U. S. treasury bills	44,483	26,085
Government-sponsored enterprise securities	39,167	34,641
Corporate bonds and commercial paper	40,651	27,746

	$133,318	$134,477

Reported as:
Cash and cash equivalents	$14,717	$46,005
Available-for-sale securities	118,601	88,472

	$133,318	$134,477

        Cash equivalents and available-for-sale securities included the following securities with unrealized gains and losses (in thousands):

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury bills	$44,489	$3	$(9)	$44,483
Government-sponsored enterprise securities	39,184	7	(24)	39,167
Corporate bonds and commercial paper	40,640	12	(1)	40,651

Total	$124,313	$22	$(34)	$124,301

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury bills	$25,972	$113	$—	$26,085
Government-sponsored enterprise securities	34,501	140	—	34,641
Corporate bonds and commercial paper	27,603	143	—	27,746

Total	$88,076	$396	$—	$88,472

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES (Continued)

        As of December 31, 2009, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
	Within One Year	After One Year Through Five Years
U. S. treasury bills	$44,483	$—
Government-sponsored enterprise securities	39,167	—
Corporate bonds and commercial paper	40,651	—

	$124,301	$—

        As of December 31, 2009, our available-for-sale securities had a weighted average time to maturity of approximately 151 days. We view our available-for-sale portfolio as available for use in current operations. We have the ability to hold all investments as of December 31, 2009 to maturity. At December 31, 2009 and 2008, we had no investments that had been in a continuous unrealized loss position for more than twelve months. As of December 31, 2009, a total of 31 individual securities were in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

        The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2009	Fair Value	Unrealized Losses
U. S. treasury bills	$28,093	$(9)
Government-sponsored enterprise securities	24,643	(24)
Corporate bonds and commercial paper	5,737	(1)

Total	$58,473	$(34)

6. FAIR VALUE

        Under FASB ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE (Continued)

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

Fair Value on a Recurring Basis

        Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Money market fund	$8,859	$—	$—	$8,859
U. S. treasury bills	—	44,483	—	44,483
Government-sponsored enterprise securities	—	39,167	—	39,167
Corporate bonds and commercial paper	—	40,651	—	40,651

Total	$8,859	$124,301	$—	$133,160

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Money market fund	$45,514	$—	$—	$45,514
U. S. treasury bills	—	26,085	—	26,085
Government-sponsored enterprise securities	—	34,641	—	34,641
Corporate bonds and commercial paper	—	27,746	—	27,746

Total	$45,514	$88,472	$—	$133,986

Fair Value on a Non-Recurring Basis

        On March 31, 2009, we issued a new warrant granting our landlord the right to purchase 200,000 shares of common stock, and cancelled an existing warrant to purchase 100,000 shares of common stock, in connection with the amendment of our build-to-suit lease agreement (see Notes 8 and 10 below for more details). We used the Black-Scholes option-pricing model and calculated an incremental

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE (Continued)

fair market value of $616,000 related to the new warrant. The new warrant was categorized as level 3 under FASB ASC 820 due to the unobservable inputs we used in the Black Scholes option-pricing model.

        The following table summarizes the assumptions used relating to the valuation of the new warrant:

Risk-free interest rate	2.2%
Expected term (in years)	7.0
Dividend yield	0.0%
Expected volatility	99.2%

7. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	Years Ended December 31,
	2009	2008
Laboratory and office equipment	$18,331	$19,019
Construction in progress	—	5

Total property and equipment	18,331	19,024
Less accumulated depreciation and amortization	(16,040)	(15,457)

Property and equipment, net	$2,291	$3,567

        During 2009, we disposed of approximately $834,000 of assets with related accumulated depreciation of approximately $819,000. In 2008, we disposed of approximately $694,000 of assets with related accumulated depreciation of approximately $619,000.

        At December 31, 2009 and 2008, equipment under capital leases included in property and equipment had a cost of approximately $3.8 million and $5.2 million, respectively. Total depreciation expense, which includes amortization from equipment under capital leases, was $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. LONG-TERM OBLIGATIONS

        At December 31, 2009, future minimum lease payments and obligations under all noncancelable leases were as follows (in thousands):

	Capital Leases	Operating Leases
For years ending December 31,
2010	$1,141	$12,479
2011	863	17,327
2012	45	13,272
2013	—	13,809
2014 and thereafter	—	62,314

Total minimum payments required	2,049	$119,201

Less amount representing interest	(105)

Present value of future lease payments	1,944
Less current portion	(1,061)

Noncurrent obligations under capital leases	$883

        We entered into a build-to-suit lease agreement with our landlord in May 2001, and moved into our current facilities in February 2003. In January 2005, we entered into an amendment with the landlord for our office lease to decrease the contractual rental commitments in 2005 by approximately $1.0 million. In July 2006, we amended our facility lease again in order to defer certain rent payments originally to occur in 2006 and 2007. In conjunction with the lease amendment, a warrant was issued to purchase 100,000 shares of our common stock at $10.57 per share. On March 31, 2009, we amended our build-to-suit lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC), to defer certain rental obligations in the aggregate amount of $6.9 million for a period of up to seventeen months. Under the terms of this amendment, we were obligated to repay the deferred rental amounts, including interest accruing at 12% during the deferral period, based on a timeline that could vary depending upon the occurrence of certain financing or collaborative transactions. We reevaluated the lease amendment under FASB ASC 840 and determined that the amended lease still qualified as an operating lease. In addition, the amendment to the lease agreement also provided for the cancellation of an existing warrant granting HCP Estates USA Inc. (an affiliate of our landlord) the right to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock. The exercise price per share of the new warrant is $6.61, which is the average closing price of our common stock for the three business days immediately preceding the execution of the amendment to the lease agreement. The new warrant remains exercisable for 7 years from the date of issuance. We applied modification accounting and calculated an incremental fair market value of the new warrant of $616,000. This amount has been deferred in other assets and is being amortized into rent expense over the remaining term of the lease. On September 22, 2009, we completed an underwritten public offering and received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses. As a result of this financing, we paid our landlord $3.7 million, or 50% of the deferred rental amounts, plus interest at 12% in November 2009. In February 2010, we entered into a global license agreement with AZ. Upon effectiveness of the agreement, AZ is required to pay us an upfront payment of $100.0 million. We are obligated to pay our landlord the remaining deferred rental

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. LONG-TERM OBLIGATIONS (Continued)

amounts, plus related interest, within 45 days after this agreement becomes effective. The agreement is subject to and will become effective upon clearance under the HSR Act.

        During May 2004, we initiated a sublease of approximately 15,000 square feet of our premises to a tenant for a period of two years. The sublease was amended in September 2005 to extend the term for an additional year. In May 2007, we subleased approximately 6,180 square feet of our space to another tenant. The sublease was terminated in March 2008. Rent expense, net of sublease income in 2008 and 2007, under all operating leases amounted to approximately $15.6 million, $14.5 million and $15.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        In August 2000, we obtained a master agreement with a leasing company to finance our capital purchases. Under this agreement, from time to time we sell to the leasing company at cost and lease back the equipment we purchased. The lease period is three years with the interest rate on the lease fixed at drawdown and ranging approximately from 10.3% to 10.9%. Each line has a bargain purchase buyout provision of $101. We account for the sale-leaseback transaction as financing, with no sale and no gain (loss) being recognized. As of December 31, 2009, the outstanding principal balance under the credit lines was approximately $177,000.

        In January 2008, we obtained a new equipment lease line with a borrowing capability of $1.5 million. Our borrowing capacity under this equipment lease line was increased to $3.2 million in July 2008. Our ability to draw down on this line expired at the end of 2008. The repayment period from this line is three years beginning on the date of each draw down, with the interest rate on the line fixed at each draw down. Each draw down has a bargain purchase buyout provision of $1. During the year 2008, we drew down approximately $2.9 million, which is included in our capital lease obligations on our balance sheet. As of December 31, 2009, the outstanding principal balance under the credit lines was approximately $1.8 million.

        Obligations under all capital leases are secured by the assets financed under the leases.

9. RESTRUCTURING CHARGES

        In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. As a result of the restructuring, we recorded restructuring charges of $1.1 million in the first quarter of 2009, including $1.0 million of workforce reduction costs (which had been fully paid as of December 31, 2009) and $122,000 of non-cash stock-based compensation expense incurred in connection with the extension of the date the terminated employees have to exercise their vested options to December 31, 2009 rather than 90 days from the termination date as is typically required under our equity incentive plan.

10. STOCKHOLDERS' EQUITY

Preferred Stock

        We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2009 and 2008, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each such series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Common Stock

        On September 22, 2009, we completed an underwritten public offering in which we sold 14,950,000 shares of our common stock at a price to the public of $7.25 per share. We received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses.

Warrants

        In conjunction with the facilities lease entered into in May 2001, we issued a warrant to the lessor to purchase 16,666 shares of our common stock at an exercise price of $80.21 per share, a 15% premium to market at the time of issuance. This warrant expired in May 2006. The fair market value of this warrant, as determined using the Black-Scholes valuation model, was approximately $683,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2009, approximately $368,000 remained to be amortized over the term of the lease.

        In conjunction with the facilities lease amendment in October 2002, we issued a warrant to the lessor to purchase 55,555 shares of our common stock at an exercise price of $17.73 per share. The warrant expired in October 2007. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $565,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2009, approximately $304,000 remained to be amortized over the term of the lease.

        In conjunction with the facilities lease amendment in July 2006, we issued a warrant to the lessor to purchase 100,000 shares of our common stock at an exercise price of $10.57 per share. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $801,000. This amount has been included in other long-term assets and is being amortized into expense over the term of the lease. As of December 31, 2009, approximately $559,000 remained to be amortized over the term of the lease. The build-to-suit lease agreement was further amended in March 2009. The lease amendment provided for the cancellation of the abovementioned warrant to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock. The exercise price per share of the new warrant is $6.61. The new warrant is outstanding as of December 31, 2009 and remains exercisable at any time up to February 2016. We applied modification accounting and determined the fair value of this warrant using the Black-Scholes valuation model. The incremental fair market value of the new warrant as a result of the modification is $616,000. This amount has been included in other long-term assets and is being amortized into expense over the term of the lease. As of December 31, 2009, approximately $563,000 remained to be amortized over the term of the lease.

        As of December 31, 2009, we had reserved shares of common stock for future issuance as follows:

Warrants	200,000
Incentive stock plans	10,708,559
Purchase Plan	1,213,893

Total	12,122,452

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES

        For the years ended December 31, 2009 and 2008, we recorded an income tax benefit of approximately $93,000 and $89,000, respectively, related to a refund of research tax credits as provided by the American Recovery and Reinvestment Act of 2009 and the Housing and Economic Recovery Act of 2008, respectively. For the year ended December 31, 2007, we did not record a provision for income taxes because of operating losses incurred.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$152,077	$152,034
Research and development credits	14,234	19,511
Capitalized research and development expenses	21,786	19,815
Deferred compensation	17,613	15,282
Other, net	5,228	7,096

Total deferred tax assets	210,938	213,738
Valuation allowance	(210,938)	(213,738)

Net deferred tax assets	$—	$—

        As of December 31, 2009, we had net operating loss carryforwards for federal income tax purposes of approximately $421.0 million, which expire beginning in the year 2011 and state net operating loss carryforwards of approximately $152.0 million, which expire beginning in the year 2013.

        We also have federal research and development tax credits of approximately $6.0 million, which begin to expire in the year 2012 and state research and development tax credits of approximately $14.0 million, which have no expiration date.

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $3.0 million and increased by approximately $56.0 million for the years ended December 31, 2009 and 2008, respectively.

        Included in the valuation allowance balance at December 31, 2009 is approximately $4.2 million of tax deductions related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

        Utilization of the net operating loss may be subject to annual limitations if there are ownership changes in the future. The limitations are subject to Internal Revenue Code and similar state provisions and such limitations could result in the expiration of the net operating losses before utilization.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

Adoption of FASB ASC 740-10

        On January 1, 2007, we adopted the provisions of FASB ASC 740-10 (formerly FIN 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes). The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2009	2008
Balance at the beginning of the year	$3,400	$3,400
Decreases related to prior year tax positions	(1,900)	—
Increases related to current year tax positions	—	—

Balance at the end of the year	$1,500	$3,400

        As of December 31, 2009, we recorded an approximately $1.5 million reduction to deferred tax assets for unrecognized tax benefits, all of which was offset by a full valuation allowance. We do not anticipate a significant change to its unrecognized tax benefits over the next twelve months.

        We file income tax returns in the U.S. federal jurisdiction and in California, and the tax returns filed for the years 2002 through 2009 have not been examined and have not expired by the statute of limitations. Because of net operating loss and research credit carryovers, substantially all of our tax years remain open to examination.

        Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FASB ASC 740-10, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

12. CONTINGENCIES

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Coughlin Stoia as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. We filed

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES (Continued)

a motion to dismiss the consolidated amended complaint on February 16, 2010, and a hearing on that motion is set for April 9, 2010. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants. If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

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

13. SUBSEQUENT EVENTS

        In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to R788, our late-stage investigational product candidate for the treatment of RA and other indications. Upon effectiveness of the agreement, AZ is required to pay us an upfront payment of $100.0 million, and up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral Syk inhibitors. We are responsible for conducting, at our expense, the on-going open label extension study in R788 during the limited transition period. The agreement is subject to and will become effective upon clearance under the HSR Act.

        In February 2010, Merck Serono advised us of its plans to return the R763 aurora kinase program for certain solid tumors and leukemias to us. The program, which Merck Serono licensed in 2005, has progressed through Phase I safety trials. We plan to evaluate the program's preclinical and clinical data and make a decision on the program's disposition.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

14. SELECTED QUARTERLY FINANCIAL DATA

	(unaudited, in thousands, except per share amounts)
	Year Ended December 31, 2009				Year Ended December 31, 2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$—	$—	$—	$750	$—	$—	$—	$—
Net loss	$(29,922)	$(29,881)	$(26,651)	$(25,093)	$(27,262)	$(34,029)	$(37,691)	$(33,364)
Net loss per share, basic and diluted	$(0.82)	$(0.81)	$(0.70)	$(0.48)	$(0.79)	$(0.93)	$(1.03)	$(0.91)
Weighted average shares used in computing net loss per share, basic and diluted	36,699	36,704	38,135	51,828	34,417	36,505	36,581	36,584

        Net loss in the third and fourth quarters of 2009 decreased mainly due to the decrease in clinical trial costs associated with the completion of our two Phase 2b clinical trials (TASKi2 and TASKi3). Net loss in the fourth quarter of 2008 decreased mainly due to the reversal of the bonus expense of $3.0 million recorded in the previous quarters as we decided not to pay any bonuses for 2008.

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

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10-K.

 Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

        We have audited Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rigel Pharmaceuticals Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Rigel Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of Rigel Pharmaceuticals, Inc. and our report dated March 2, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
March 2, 2010

Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions "Election of Directors" and "Management—Executive Officers" in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

        In 2003, we adopted a code of ethics, the Rigel Pharmaceuticals, Inc. Code of Conduct, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is on our website at http://media.corporate-ir.net/media_files/IROL/12/120936/corpgov/codeofconduct.pdf. If we make any substantive amendments to the code or grant any waiver from a provision of the code applicable to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on a Form 8-K.

Item 11.    Executive Compensation

        Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Equity Compensation Plan Information" in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions "Transactions with Related Persons—Certain Transactions" and "Information Regarding the Board of Directors and Corporate Governance" in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption "Ratification of Selection of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are being filed as part of this Annual Report on Form 10-K:

1.
Financial Statements—Index to Financial Statements in Item 8 of this Annual Report on Form 10-K and selected quarterly financial data for the last two years in Note 14.

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
4.3
Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889), as amended, and incorporated herein by reference).
4.4
Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).
10.1	+
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
10.5
Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated May 16, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.6	*	Amendment to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.7
Amendment No. Two to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).
10.8
Amendment No. Three to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).
10.9
Amendment No. Four to Build-to-Suit Lease between Rigel and HCP BTC, LLC, dated February 1, 2009 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).
10.10
First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).
10.11	*
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
10.15	*
Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).
10.16	+
Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.17	*	Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (No. 000-29889) and incorporated herein by reference).
10.18	+
Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889) filed on May 10, 2007, as amended, and incorporated herein by reference).
10.19	+
2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (No. 000-29889) filed on May 30, 2008 and incorporated herein by reference).
10.20	+	2008 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on February 26, 2008 and incorporated herein by reference).
10.21	+	2009 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on April 1, 2009 and incorporated herein by reference).
10.22	+
2000 Non-Employee Directors' Stock Option Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 000-29889) filed on August 5, 2008 and incorporated herein by reference).
10.23	+
Amended and Restated Employment Agreement between Rigel and Donald G. Payan, dated November 13, 2008 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 000-29889) and incorporated herein by reference).
10.24	+
Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 000-29889) and incorporated herein by reference).
10.25	+
2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 000-29889) and incorporated herein by reference).
10.26	+
2008 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (No. 000-29889) filed on May 6, 2008 and incorporated herein by reference).
10.27	+#	2009 Base Salaries for Named Executive Officers.
10.28	+#	2010 Base Salaries for Named Executive Officers.
23.1	#	Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page).
31.1	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 2, 2010.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES M. GOWER James M. Gower	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2010
/s/ RYAN D. MAYNARD Ryan D. Maynard	Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)	March 2, 2010

Signature	Title	Date

/s/ DONALD G. PAYAN Donald G. Payan	Executive Vice President, President of Discovery and Research	March 2, 2010
/s/ JEAN DELEAGE Jean Deleage	Director	March 2, 2010
/s/ BRADFORD S. GOODWIN Bradford S. Goodwin	Director	March 2, 2010
/s/ GARY A. LYONS Gary A. Lyons	Director	March 2, 2010
/s/ WALTER H. MOOS Walter H. Moos	Director	March 2, 2010
/s/ HOLLINGS C. RENTON Hollings C. Renton	Director	March 2, 2010
/s/ PETER S. RINGROSE Peter S. Ringrose	Director	March 2, 2010
/s/ STEPHEN A. SHERWIN Stephen A. Sherwin	Director	March 2, 2010

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889), dated February 2, 2007, and incorporated herein by reference).
4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).
4.3
Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889), as amended, and incorporated herein by reference).
4.4
Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).
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
10.5
Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated May 16, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).
10.6*
Amendment to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K (No. 000-29889), as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.7
Amendment No. Two to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).
10.8
Amendment No. Three to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.9	Amendment No. Four to Build-to-Suit Lease between Rigel and HCP BTC, LLC, dated February 1, 2009 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).
10.10
First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).
10.11*
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
10.18+
Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889) filed on May 10, 2007, as amended, and incorporated herein by reference).
10.19+
2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (No. 000-29889) filed on May 30, 2008 and incorporated herein by reference).
10.20+	2008 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on February 26, 2008 and incorporated herein by reference).
10.21+	2009 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on April 1, 2009 and incorporated herein by reference).
10.22+
2000 Non-Employee Directors' Stock Option Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 000-29889) filed on August 5, 2008 and incorporated herein by reference).

10.23+	Amended and Restated Employment Agreement between Rigel and Donald G. Payan, dated November 13, 2008 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 000-29889) and incorporated herein by reference).
10.24+
Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 000-29889) and incorporated herein by reference).
10.25+
2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 000-29889) and incorporated herein by reference).
10.26+
2008 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (No. 000-29889) filed on May 6, 2008 and incorporated herein by reference).
10.27+#	2009 Base Salaries for Named Executive Officers.
10.28+#	2010 Base Salaries for Named Executive Officers.
23.1#	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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