Form 10-Q
period 2010-03-31
RIGEL PHARMACEUTICALS INC
filed 2010-05-04
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 28, 2010, there were 51,970,449 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,389	$14,717
Available-for-sale securities	94,160	118,601
Accounts receivable	100,000	—
Prepaid expenses and other current assets	2,745	2,650
Total current assets	212,294	135,968
Property and equipment, net	2,426	2,291
Other assets	2,425	2,485
	$217,145	$140,744

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,701	$3,154
Accrued compensation	1,807	6,840
Other accrued liabilities	8,187	6,718
Deferred rent	3,727	—
Deferred revenue	96,739	—
Capital lease obligations	990	1,061
Total current liabilities	115,151	17,773

Long-term portion of capital lease obligations	633	883
Long-term portion of deferred rent	8,424	12,064
Other long-term liabilities	152	157

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,969,119 and 51,956,140 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	52	52
Additional paid-in capital	728,402	723,151
Accumulated other comprehensive loss	(12)	(12)
Accumulated deficit	(635,657)	(613,324)
Total stockholders’ equity	92,785	109,867
	$217,145	$140,744

(1)  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2009.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Contract revenues	$3,261	$—
Costs and expenses:
Research and development	17,425	24,538
General and administrative	8,186	4,603
Restructuring charges	—	1,141
Total costs and expenses	25,611	30,282

Loss from operations	(22,350)	(30,282)
Interest income	47	347
Interest expense	(30)	(53)
Loss before income taxes	(22,333)	(29,988)
Income tax benefit	—	66
Net loss	$(22,333)	$(29,922)

Net loss per share, basic and diluted	$(0.43)	$(0.82)

Weighted average shares used in computing net loss per share, basic and diluted	51,964	36,699

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(22,333)	$(29,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305	320
Stock-based compensation expense	5,167	2,266
Changes in assets and liabilities:
Accounts receivable	(100,000)	—
Prepaid expenses and other current assets	(95)	423
Other assets	60	50
Accounts payable	547	806
Accrued compensation	(5,033)	26
Other accrued liabilities	1,469	(2,629)
Deferred revenue	96,739	—
Deferred rent and other long-term liabilities	82	(402)
Net cash used in operating activities	(23,092)	(29,062)

Investing activities
Purchases of available-for-sale securities	(12,825)	(27,034)
Maturities and sale of available-for-sale securities	37,266	47,169
Capital expenditures	(440)	(11)
Net cash provided by investing activities	24,001	20,124

Financing activities
Payments on capital lease obligations	(321)	(436)
Net proceeds from issuances of common stock	84	98
Net cash used in financing activities	(237)	(338)

Net increase (decrease) in cash and cash equivalents	672	(9,276)

Cash and cash equivalents at beginning of period	14,717	46,005

Cash and cash equivalents at end of period	$15,389	$36,729

Supplemental disclosure of cash flow information
Interest paid	$28	$55

Schedule of non cash transactions
Issuance of warrant with lease amendment	$—	$616

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

2.              Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year. The balance sheet at December 31, 2009 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

3.              Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU, No. 2009-13 (formerly Emerging Issues Task Force, or EITF, No. 08-1) on Accounting Standards Codification (ASC) 605 for revenue recognition related to multiple-deliverable revenue arrangements. ASU No. 2009-13 provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We are currently evaluating the impact on our financial statements of adopting these amendments to ASC 605 and cannot estimate the impact of adoption at this time.

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

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$3,083	$1,425
General and administrative	2,084	719
Restructuring charges	—	122
Total stock-based compensation expense	$5,167	$2,266

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

•                  Expected term—For options granted to consultants, we use the contractual term of the option, which is typically ten years, for the initial valuation of the option and the remaining contractual term of the option for succeeding periods. We worked with various historical data to determine the applicable expected term for each of the other option groups. This data included: (1) for exercised options, the term of the options from option grant date to exercise date; (2) for cancelled options, the term of the options from option grant date to cancellation date, excluding unvested option forfeitures; and (3) for options that remained outstanding at the balance sheet date, the term of the options from option grant date to the end of the reporting period and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each employee group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we considered the optionee type (i.e., officers and directors or all other employees) and other factors that may affect the expected term of the option.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three months ended March 31, 2010 and 2009:

	Equity Incentive Plans Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.4%	1.8%
Expected term (in years)	5.3	4.4
Dividend yield	0.0%	0.0%
Expected volatility	90.1%	98.4%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. We granted options to purchase 1,227,200 shares of common stock during the three months ended March 31, 2010, with a grant-date weighted average fair value of $6.89 per share. We granted options to purchase 1,982,473  shares of common stock during the three months ended March 31, 2009, with a grant-date weighted average fair value of $4.60 per share.  As of March 31, 2010, there was approximately $11.9 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At March 31, 2010, 1,585,341 shares of common stock were available for future grant under our equity incentive plans and options to purchase 12,979 shares were exercised during the three months ended March 31, 2010.

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

As of March 31, 2010, there were approximately 1,213,893 shares reserved for future issuance under the ESPP. The following table summarizes the weighted-average assumptions related to our ESPP for the three months ended March 31, 2010 and 2009. Expected volatilities for our ESPP are based on the historical volatility of our stock. Expected term represents the weighted average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan Three Months Ended March 31,
	2010	2009
Risk-free interest rate	0.3%	1.1%
Expected term (in years)	0.7	1.3
Dividend yield	0.0%	0.0%
Expected volatility	82.6%	112.0%

6.              Revenue Recognition

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

Revenues associated with substantive, at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones.

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

8.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Checking account	$258	$158
Money market funds	7,170	8,859
U. S. treasury bills	34,773	44,483
Government-sponsored enterprise securities	39,273	39,167
Corporate bonds and commercial paper	28,075	40,651
	$109,549	$133,318

Reported as:
Cash and cash equivalents	$15,389	$14,717
Available-for-sale securities	94,160	118,601
	$109,549	$133,318

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury bills	$34,765	$8	$—	$34,773
Government-sponsored enterprise securities	39,282	3	(12)	39,273
Corporate bonds and commercial paper	28,086	4	(15)	28,075
Total	$102,133	$15	$(27)	$102,121

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury bills	$44,489	$3	$(9)	$44,483
Government-sponsored enterprise securities	39,184	7	(24)	39,167
Corporate bonds and commercial paper	40,640	12	(1)	40,651
Total	$124,313	$22	$(34)	$124,301

As of March 31, 2010, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
	Within One Year	After One Year Through Five Years
Money market funds	$7,170	$—
U. S. treasury bills	34,773	—
Government-sponsored enterprise securities	39,273	—
Corporate bonds and commercial paper	28,075	—
	$109,291	$—

As of March 31, 2010, our cash equivalents and available-for-sale securities had a weighted average time to maturity of approximately 116 days. We view our available-for-sale portfolio as available for use in current operations.  We have the ability to hold all investments as of March 31, 2010 to maturity. At March 31, 2010 and December 31, 2009, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  As of March 31, 2010, a total of 17 individual securities were in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

March 31, 2010	Fair Value	Gross Unrealized Losses
Government-sponsored enterprise securities	$19,439	$(12)
Corporate bonds and commercial paper	7,830	(15)
Total	$27,269	$(27)

9.              Fair Value

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$7,170	$—	$—	$7,170
U. S. treasury bills	—	34,773	—	34,773
Government-sponsored enterprise securities	—	39,273	—	39,273
Corporate bonds and commercial paper	—	28,075	—	28,075
Total	$7,170	$102,121	$—	$109,291

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Money market funds	$8,859	$—	$—	$8,859
U. S. treasury bills	—	44,483	—	44,483
Government-sponsored enterprise securities	—	39,167	—	39,167
Corporate bonds and commercial paper	—	40,651	—	40,651
Total	$8,859	$124,301	$—	$133,160

Fair Value on a Non-Recurring Basis

On March 31, 2009, we issued a new warrant granting our landlord the right to purchase 200,000 shares of common stock, and cancelled an existing warrant to purchase 100,000 shares of common stock, in connection with the amendment of our build-to-suit lease agreement. We used the Black-Scholes option-pricing model and calculated an incremental fair market value of $616,000 related to the new warrant. The new warrant was categorized as level 3 under FASB ASC 820 due to the unobservable inputs we used in the Black Scholes option-pricing model.

The following table summarizes the assumptions used relating to the valuation of the new warrant:

Risk-free interest rate	2.2%
Expected term (in years)	7.0
Dividend yield	0.0%
Expected volatility	99.2%

10.       AstraZeneca Collaboration

In February 2010, we entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to R788, our late-stage investigational product candidate for the treatment of RA and other indications. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral Syk inhibitors. We are responsible for conducting, at our expense, an on-going open label extension study in R788 during the limited transition period.

The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ.  We are recognizing the upfront payment ratably over the transition period from the effective date until all deliverables are completed, which we estimate to be September 25, 2010.  As of March 31, 2010, $3.3 million of the upfront payment has been recognized as revenue and $96.7 million has been deferred.  AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net worldwide sales of R788.

11.       Amendment to the Build-to-Suit Lease Agreement

On March 31, 2009, we amended our build-to-suit lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC), to defer certain rental obligations in the aggregate amount of $6.9 million for a period of up to seventeen months. Under the terms of this amendment, we were obligated to repay the deferred rental amounts, including interest accruing at 12% during the deferral period, based on a timeline that could vary depending upon the occurrence of certain financing or collaborative transactions. We reevaluated the lease amendment under FASB ASC 840 and determined that the amended lease still qualified as an operating lease. In addition, the amendment to the lease agreement also provided for the cancellation of an existing warrant granting HCP Estates USA Inc. (an affiliate of our landlord) the right to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock. The exercise price per share of the new warrant is $6.61, which is the average closing price of our common stock for the three business days immediately preceding the execution of the amendment to the lease agreement. The new warrant remains exercisable for 7 years from the date of issuance. We applied modification accounting and calculated an incremental fair market value of the new warrant of $616,000. This amount has been deferred in other assets and is being amortized into rent expense over the remaining term of the lease. On September 22, 2009, we completed an underwritten public offering and received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses. As a result of this financing, we paid our landlord $3.7 million, or  50% of the deferred rental amounts, plus interest at 12%, in November 2009.  In February 2010, we entered into a worldwide license agreement with AZ in which we received an upfront payment of $100.0 million in April 2010.  As a result of this additional cash received, we paid our landlord $3.9 million, or 50% of the remaining deferred rental amounts, plus interest at 12%, in April 2010.

12.       Contingencies

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Coughlin Stoia as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. Briefing on the motion to dismiss is complete and we are awaiting a ruling on that motion from the Court. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants. If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

This lawsuit and any other related lawsuits are subject to inherent uncertainties and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. We are not currently able to estimate the possible cost to us from this matter, and we cannot ascertain how long it may take to resolve this matter. We have not established any reserve for any potential liability relating to this lawsuit. We believe that we have meritorious defenses and intend to defend this lawsuit vigorously.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rigel Pharmaceuticals, Inc.

We have reviewed the condensed balance sheet of Rigel Pharmaceuticals, Inc. as of March 31, 2010, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Rigel Pharmaceuticals, Inc. as of December 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated  March 2, 2010, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Palo Alto, California
May 4, 2010

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory/autoimmune, muscle and metabolic diseases. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates.  We have product development programs in inflammatory/autoimmune diseases, including R788, an oral Syk inhibitor that is expected to enter Phase 3 clinical trials for rheumatoid arthritis, or RA, in 2010 and R343 in asthma. R788 is our lead product candidate. In February 2010, we entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to R788, our late-stage investigational product candidate for the treatment of RA and other indications. We completed a comprehensive Phase 2 clinical trial of R788, which is at the most advanced stage of development of the oral Syk inhibitors being evaluated for an RA indication. Inhibiting Syk is thought to block the intracellular signaling of various immune cells implicated in the destruction of bone and cartilage, which is characteristic of RA. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral Syk inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next twelve months.

We have not been profitable and have incurred operating losses since we were incorporated in June 1996. We incurred net losses of approximately $22.3 million for the three months ended March 31, 2010, and $111.5  million and $132.3  million for the years ended December 31, 2009 and 2008, respectively. As of March 31, 2010, we had an accumulated deficit of approximately $635.7 million. Until we are able to generate sufficient amounts of product revenues and royalty revenues, we expect to finance future cash needs through collaboration and licensing arrangements or public and/or private equity or debt offerings, as well as through interest income earned on the investment of our cash balances and short-term investments.

Product Development Programs

Our product development portfolio features multiple novel small molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory/autoimmune diseases, as well as for certain cancers and metabolic diseases.

Partnered Clinical Programs

R788

In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib disodium, or R788, our late-stage investigational product candidate for the treatment of RA and other indications. We completed a comprehensive Phase 2 clinical trial of R788, which is at the most advanced stage of development of the oral Syk inhibitors being evaluated for an RA indication. Inhibiting Syk is thought to block the intracellular signaling of various immune cells implicated in the destruction of bone and cartilage, which is characteristic of RA. For further discussion on the collaboration, see “AstraZeneca” under “Corporate Collaborations” below.

The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral Syk inhibitors. We are responsible for conducting, at our expense, the on-going open label extension study in R788 during the limited transition period.

Under the agreement, AZ is expected to design a global Phase 3 clinical trial of R788 for the treatment of RA, anticipated to begin in the second half of 2010, with the goal of filing new drug applications with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMEA) in 2013. Under the terms of the agreement, AZ also received exclusive rights to our portfolio of oral Syk inhibitors, including for indications for R788 other than RA.

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

TASKi2

In July 2009, we announced that R788 produced significant clinical improvement in RA patients in the TASKi2 Phase 2b clinical trial in which 457 RA patients were treated for up to six months. TASKi2 was a multi- center, randomized, double blind, placebo controlled, parallel dose clinical trial involving RA patients in the U.S., Latin America and Europe who had failed to respond to methotrexate alone. Patients received either 100 mg of R788 b.i.d. (twice a day), 150 mg q.d. (once a day) or placebo.

Efficacy assessments for each participant were based on the American College of Rheumatology (ACR) criteria, which denotes at least 20% (ACR 20), at least 50% (ACR 50), or at least 70% (ACR 70) improvement, in addition to improvement denoted in the Disease Activity Score (DAS28), from each patient’s baseline assessment at the end of the six month treatment period. The groups treated with 100 mg of R788 b.i.d. and 150 mg q.d. reported higher response rates than the placebo group in all aforementioned criteria levels. The efficacy results for the two dosing groups were comparable, although the response rates for the 100 mg b.i.d. group was uniformly greater.

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

Other Indications

In addition to RA, R788 is currently being administered to patients for other immune indications and oncology. Under our collaboration with AZ, AZ has sole responsibility for all development decisions for all indications under its license except for one of the oncology studies, a solid tumor study announced in June 2009, which is funded, designed and implemented by NCI. Any decisions regarding this study are the responsibility of NCI.

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

In the first quarter of 2005, we announced a collaborative research and license agreement with Pfizer, Inc., or Pfizer, for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease. The collaboration was focused on our pre-clinical small molecule compounds which inhibit Syk. The collaboration is now centered on the development of R343. Pfizer has completed the Phase 1a clinical trial of an inhaled formulation of R343, which commenced in December 2007, resulting in a milestone payment of $5.0 million to us. Pfizer initiated a Phase 1b allergen challenge clinical trial in the second quarter of 2009. We expect that Pfizer will initiate a Phase 2 clinical trial in late 2010 or early 2011.

R763—Oncology

We identified R763 as a lead compound in our aurora kinase inhibition program targeting cancer cell proliferation. R763 is a potent, highly-selective, small-molecule inhibitor of aurora kinase. In October 2005, we signed a licensing agreement with Merck Serono S.A., or Merck Serono, that gave Merck Serono an exclusive license to develop and commercialize inhibitors in our aurora kinase program, including R763 (which they referred to as R763/AS703569).  In February 2010, Merck Serono informed us that they expect to wind down the various clinical trials and plan to return the program back to us.  As a result, our collaboration with Merck Serono is no longer active. Once the program is returned, we plan to evaluate the preclinical and clinical data and make a decision on the program’s disposition.

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

In February 2010, Merck Serono informed us that they expect to wind down the various clinical trials associated with our aurora kinase inhibitor program licensed to them in October 2005 and plan to return the program back to us. As a result, our collaboration with Merck Serono is no longer active. Once the program is returned, we plan to evaluate the preclinical and clinical data and make a decision on the program’s disposition.

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

The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788. AZ remains obligated to pay us various milestones and royalties in the future if certain conditions are met.

Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured within sixty days from the date of notice, or in the event of insolvency of the other party. We may also terminate the agreement in its entirety if AZ challenges the validity, enforceability or scope of any of our patents licensed to AZ by us under the agreement. AZ may also terminate the agreement either without cause upon one hundred eighty-days’ written notice, or in the event of any change of control of Rigel upon thirty days’ written notice. If neither party terminates the agreement, then the agreement will remain in effect until the cessation of all commercial sales of all products subject to the agreement, including R788.

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

The following table presents our total research and development expenses by category.

	Three Months Ended
	March 31,
Expense Categories:	2010	2009
Research	$4,427	$4,460
Development	5,712	14,574
Other	7,286	5,504

	$17,425	$24,538

“Other” expenses mainly represent allocated stock-based compensation expenses of approximately $3.1 million and $1.4 million for the three months ended March 31, 2010 and 2009,  respectively, and allocated facilities costs of approximately $4.2 million and $4.1 million for the three months ended March 31, 2010 and 2009, respectively.  For the period from January 1, 2007 to March 31, 2010, accumulated research and development costs by category are $70.7 million, $133.3 million, and $84.2 million, for  research, development, and other, respectively.

For the three months ended March 31, 2010, a major portion of our research and development expenses was associated with our extension trials in RA patients. For the three months ended March 31, 2009, a major portion of our research and development expenses was associated with our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trials in RA patients. The expenses for these programs are included in “Development” expenses in the table above.

Regarding a timeline for the next clinical stage related to R788 in RA, we licensed the rights to R788 to AZ in February 2010. Phase 2 clinical trials of R788 in RA were completed in 2009. We expect AZ to initiate a Phase 3 clinical trial in RA in 2010. AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral Syk inhibitors.

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

For a discussion of the risks and uncertainties associated with the timing and costs of completing the development of the Company’s drug candidates, see “Item 1A. Risk Factors,” including in particular the following risks:

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

•                  “Our future funding requirements will depend on many uncertain factors.”

•                  “Because we expect to be dependent upon collaborative and license agreements, we might not meet our strategic objectives.”

•                  “Delays in clinical testing could result in increased costs to us.”

For further discussion on research and development activities, see “Research and Development Expenses” under “Results of Operations” below.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU, No. 2009-13 (formerly Emerging Issues Task Force, or EITF, No. 08-1) on Accounting Standards Codification (ASC) Topic No. 605 for revenue recognition related to multiple-deliverable revenue arrangements.  ASU No. 2009-13 provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements.  The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in the allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We are currently evaluating the impact on our financial statements of adopting these amendments to ASC Topic No. 605 and cannot estimate the impact of adoption at this time.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to terms of our research collaborations (i.e. revenue recognition of upfront fees and certain milestone payments), investments, stock-based compensation, impairment issues, the estimated useful life of assets and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We present revenue from our collaboration arrangements under FASB ASC, 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of any undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Revenues associated with substantive, at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones.

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

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenues

	Three Months Ended
	March 31,
	2010	2009	Aggregate Change
	(in thousands)
Contract revenues	$3,261	$—	$3,261

Contract revenue from collaborations for the three months ended March 31, 2010 consisted of $3.3 million of amortization of the $100.0 million upfront payment pursuant to our worldwide license agreement with AZ that was effective as of March 26, 2010. There were no revenues reported during the three months ended March 31, 2009. As of March 31, 2010, we had deferred revenue of approximately $96.7 million representing the remaining unamortized amount of the upfront payment from AZ.  We expect this deferred amount will be recognized as revenue over the transition period until all deliverables to AZ are completed, which we estimate to be September 25, 2010. Our potential future revenues in 2010 may include certain milestone payments from our current collaboration partners and upfront payments from new collaboration partners we enter into agreements with in the future.

Research and Development Expense

	Three Months Ended
	March 31,
	2010	2009	Aggregate Change
	(in thousands)
Research and development expenses	$17,425	$24,538	$(7,113)
Stock-based compensation expense included in research and development expenses	3,083	1,425	1,658

The decrease in research and development expense for the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to the completion of our two Phase 2b clinical trials (TASKi2 and TASKi3), partially offset by the increase in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below.

General and Administrative Expense

	Three Months Ended
	March 31,
	2010	2009	Aggregate Change
	(in thousands)
General and administrative expenses	$8,186	$4,603	$3,583
Stock-based compensation expense included in general and administrative expenses	2,084	719	1,365

The increase in general and administrative expense for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to certain one-time investment banking fees associated with the closing of our transaction with AZ and increased stock-based compensation expense as discussed under  “Stock-Based Compensation Expense” below.

Restructuring Charges

	Three Months Ended
	March 31,
	2010	2009	Aggregate Change
	(in thousands)
Restructuring Charges	$—	$1,141	$(1,141)
Stock-based compensation expense included in restructuring charges	—	122	(122)

In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure was intended to maintain our emphasis on our active preclinical and clinical programs, while conserving our resources. As a result of the restructuring implemented in the first quarter of 2009, we recorded restructuring charges of $1.1 million, including $1.0 million of workforce reduction costs (which had been paid as of December 31, 2009) and $122,000 of non-cash stock-based compensation expense incurred in connection with the extension of the date the terminated employees had to exercise their vested options. The terminated employees were given until December 31, 2009 to exercise their outstanding vested options rather than 90 days from the termination date as is typically required under our equity incentive plan.

Stock-Based Compensation Expense

	Three Months Ended
	March 31,
	2010	2009	Aggregate Change
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$5,136	$2,266	$2,870
Consultant options	31	—	31
Total	$5,167	$2,266	$2,901

The increase in stock-based compensation expense for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to an additional full quarter of stock-based compensation expense amortization in the first quarter of 2010 related to options granted in late March of 2009, which were fully amortized as of the end of the first quarter of 2010, as well as a full quarter of amortization in the first quarter of 2010 related to options granted in early January 2010.

Interest Income

	Three Months Ended
	March 31,
	2010	2009	Aggregate Change
	(in thousands)
Interest income	$47	$347	$(300)

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the three months ended March 31, 2010, as compared to the same period in 2009, was due to lower average cash balances and lower interest rates earned on our investments in the first quarter of 2010.

Interest Expense

	Three Months Ended
	March 31,
	2010	2009	Aggregate Change
	(in thousands)
Interest expense	$30	$53	$(23)

Interest expense primarily results from our capital lease obligations associated with fixed asset acquisitions. The decrease in interest expense for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to the lower average outstanding balance of capital lease obligations in the first quarter of 2010, as compared to the same period in 2009.

Income tax benefit

	Three Months Ended
	March 31,
	2010	2009	Aggregate Change
	(in thousands)
Income tax benefit	$—	$66	$(66)

Income tax benefit in 2009 resulted from our federal refundable credit in accordance with the provisions of the American Recovery and Reinvestment Act of 2009.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral Syk inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788.

As of March 31, 2010, we had approximately $109.6 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $133.3 million as of December 31, 2009, a decrease of approximately $23.7 million. The decrease was primarily attributable to operating expenses for the three months ended March 31, 2010. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Our operations will require significant additional funding for the foreseeable future. Until we are able to generate sufficient amounts of product revenues and royalty revenues, we expect to finance future cash needs through public and/or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend upon many factors, including, but not limited to:

•                  the progress and success of clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by our collaborative partners or licensees or us;

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. For the three months ended March 31, 2010 and 2009, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in):
Net cash used in operating activities	$(23,092)	$(29,062)
Net cash provided by investing activities	24,001	20,124
Net cash used in financing activities	(237)	(338)
Net increase (decrease) in cash and cash equivalents	$672	$(9,276)

Net cash used in operating activities was approximately $23.1 million for the three months ended March 31, 2010, compared to  approximately $29.1 million for the three months ended March 31, 2009. The decrease in net cash used in operating activities was primarily due to the decrease in cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $24.0 million for the three months ended March 31, 2010, compared to approximately $20.1 million for the three months ended March 31, 2009.  Net cash provided by investing activities in 2010 was primarily due to maturities of available-for-sale securities of approximately $37.3 million, partially offset by purchases of available-for-sale securities of approximately $12.8 million.  Net cash provided by investing activities in 2009 was primarily due to maturities of available-for-sale securities of approximately $47.2 million, partially offset by purchases of available-for-sale securities of  approximately $27.0 million. Capital expenditures were approximately $440,000 for the three months ended March 31, 2010, compared to approximately $11,000 for the same period in 2009.

Net cash used in financing activities was approximately $237,000 for the three months ended March 31, 2010, compared to approximately $338,000  for the same period in 2009. Net cash used in financing activities in 2010 was primarily due to payments for capital lease financing of approximately $321,000, partially offset by the proceeds from the exercise of outstanding options of approximately $84,000.  Net cash used in financing activities in 2009 was primarily due to payments for capital lease financing of approximately $436,000, partially offset by the proceeds from the exercise of outstanding options of approximately $98,000.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

As of March 31, 2010, we had the following contractual commitments:

		Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 years
	(in thousands)
Capital Lease obligations (1)	$1,699	$1,052	$647	$—	$—
Facilities lease (2)	115,104	16,111	26,289	28,437	44,267
Total	$116,803	$17,163	$26,936	$28,437	$44,267

(1)                                  As of March 31, 2010, we had approximately $1.7 million in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of March 31, 2010 are secured by the equipment financed, bear interest at rates between 4.99% and 10.36% and are due in monthly installments through 2012.

(2)                                  On March 31, 2009, we amended our build-to-suit lease agreement to defer certain rental obligations in the aggregate amount of $6.9 million, for a period of up to seventeen months. Under the terms of this amendment, we were obligated to repay the deferred amounts, including interest accruing at 12% during the deferral period, based on a timeline that could vary depending upon the occurrence of certain financing or collaborative transactions. In September 2009, we completed an underwritten public offering and received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses. As a result of the above financing, we paid our landlord $3.7 million, or 50% of the deferred rental amounts, plus interest at 12% in November 2009. In February 2010, we entered into a worldwide license agreement with AZ pursuant to which we received an upfront payment of $100.0 million in April 2010.  As a result of this additional cash received, we paid our landlord $3.9 million, or 50% of the remaining deferred rental amounts, plus interest at 12%, in April 2010.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2010, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Coughlin Stoia as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. Briefing on the motion to dismiss is complete and we are awaiting a ruling on that motion from the Court. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants. If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

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

Item 1A.    Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2010.

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

The research phase of our collaboration with Johnson & Johnson ended in 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis ended in 2004. The research phase of our collaboration agreement with Daiichi ended in 2005. In 2004, we signed a new collaboration agreement with Merck, and the research phase of this collaboration ended in May 2007. In 2005, we signed a new collaboration agreement with Pfizer, and the research phase of this collaboration ended in February 2007. Our collaboration agreement with Merck Serono, which, as of February 2010, is no longer active, did not include a research phase. Our collaboration agreement with AZ, entered into in 2010, also does not include a research phase, although we are responsible for conducting, at our expense, an on-going open label extension study in R788 during the limited transition period. Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the resources and expertise of our collaborative partners could adversely affect our business.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over  90 pending patent applications and over 160 issued patents in the United States as well as numerous pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral Syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib disodium, or R788, our late-stage investigational product candidate for the treatment of RA and other indications. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for R788. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for R788, as well as significant stepped double-digit royalties on net sales worldwide of R788. We believe that our existing capital resources and the anticipated proceeds from our current collaborations  will be sufficient to support our current and projected funding requirements through at least the next 12 months. We may need additional funds in the future and the amount of future funds needed will depend largely on the timing and structure of potential future collaborations. Unless and until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

Our future funding requirements will depend on many uncertain factors.*

Our future funding requirements will depend upon many factors, including, but not limited to:

•                  the progress and success of clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by our collaborative partners or licensees or us;

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, we have not been profitable and have incurred operating losses each year since we were incorporated in June 1996. We incurred net losses of approximately $22.3 million for the three months ended March 31, 2010,  and  $111.5 million and $132.3 million for the years ended December 31, 2009 and 2008, respectively. Currently, our only potential source of revenues is upfront payments, research and development milestone and royalty payments pursuant to our collaboration arrangements. As of March 31, 2010, we had an accumulated deficit of approximately $635.7 million. The extent of our future losses and the timing of potential profitability are highly uncertain.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. Our existing net operating losses and credits may be subject to limitations arising from previous and future ownership changes under Section 382 of the Internal Revenue Code. To the extent we cannot completely utilize net operating loss carryforwards or tax credits in our financial statements to offset future taxable income, our tax expense may increase in future periods.

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from milestone payments and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received milestone payments from our collaborations with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma AG, or Novartis, Daiichi Pharmaceuticals Co., Ltd., or Daiichi, Merck & Co., Inc., or Merck, Merck Serono and Pfizer. We received an upfront payment of $100.0 million in April 2010 from AZ. Under many agreements, however, milestone payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third- party organizations to meet their obligations could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. While we have not yet experienced delays that have materially impacted our clinical trials or product development costs, delays of this sort could occur for the reasons identified above or other reasons. If we have delays in testing or obtaining regulatory approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us, certain of our officers and directors, and the underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate R788. The plaintiff seeks damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 3, 2009, including purchasers in the February 2008 stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. Briefing on the motion to dismiss is complete and we are awaiting a ruling on that motion from the Court. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants. If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from this matter, and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to increased volatility in our stock price.

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

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel. We may not be able to maintain or renew our existing third- party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our investigational new drug, or IND, applications and/or the initiation of clinical trials that we have currently planned.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and other federal and state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third- party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

•                  private health insurers; and

•                  other third-party payors.

Significant uncertainty exists as to the reimbursement status of newly- approved healthcare products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third- party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

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

Exhibit Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation. (1)

3.2		Amended and Restated Bylaws. (2)

4.1		Form of warrant to purchase shares of common stock. (3)

4.2		Specimen Common Stock Certificate. (4)

4.3		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.22	*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.25	*	2000 Employee Stock Purchase Plan, as amended.

10.29	+	License and Collaboration Agreement between the Company and AstraZeneca AB, dated February 15, 2010.

15.1		Letter regarding unaudited interim financial information.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) filed on May 5, 2009, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

+	Confidential treatment will be requested as to specific portions, which portions are omitted and will be filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2010

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 4, 2010

INDEX TO EXHIBITS

Exhibit Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation. (1)

3.2		Amended and Restated Bylaws. (2)

4.1		Form of warrant to purchase shares of common stock. (3)

4.2		Specimen Common Stock Certificate. (4)

4.3		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.22	*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.25	*	2000 Employee Stock Purchase Plan, as amended.

10.29	+	License and Collaboration Agreement between the Company and AstraZeneca AB, dated February 15, 2010.

15.1		Letter regarding unaudited interim financial information.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) filed on May 5, 2009, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

+	Confidential treatment will be requested as to specific portions, which portions are omitted and will be filed separately with the Securities and Exchange Commission.