Form 10-Q
period 2010-06-30
RIGEL PHARMACEUTICALS INC
filed 2010-08-03
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 29, 2010, there were 52,127,035 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,229	$14,717
Available-for-sale securities	155,229	118,601
Prepaid expenses and other current assets	2,653	2,650
Total current assets	190,111	135,968
Property and equipment, net	3,429	2,291
Other assets	2,370	2,485
	$195,910	$140,744

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,049	$3,154
Accrued compensation	3,033	6,840
Other accrued liabilities	7,996	6,718
Deferred revenue	47,283	—
Capital lease obligations	941	1,061
Total current liabilities	62,302	17,773

Long-term portion of capital lease obligations	393	883
Long-term portion of deferred rent	8,635	12,064
Other long-term liabilities	147	157

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,110,360 and 51,956,140 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	52	52
Additional paid-in capital	732,977	723,151
Accumulated other comprehensive income (loss)	32	(12)
Accumulated deficit	(608,628)	(613,324)
Total stockholders’ equity	124,433	109,867
	$195,910	$140,744

(1)  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2009.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contract revenues	$49,457	$—	$52,718	$—
Costs and expenses:
Research and development	16,815	24,948	34,240	49,486
General and administrative	5,664	5,050	13,850	9,653
Restructuring charges	—	—	—	1,141
Total costs and expenses	22,479	29,998	48,090	60,280

Income (loss) from operations	26,978	(29,998)	4,628	(60,280)
Interest income	76	159	123	506
Interest expense	(25)	(69)	(55)	(122)
Income (loss) before income taxes	27,029	(29,908)	4,696	(59,896)
Income tax benefit	—	27	—	93
Net income (loss)	$27,029	$(29,881)	$4,696	$(59,803)

Net income (loss) per share:
Basic	$0.52	$(0.81)	$0.09	$(1.63)
Diluted	$0.51	$(0.81)	$0.09	$(1.63)

Weighted-average shares used in computing net income (loss) per share:
Basic	51,974	36,704	51,969	36,701
Diluted	52,511	36,704	52,480	36,701

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net income (loss)	$4,696	$(59,803)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	597	692
Stock-based compensation expense	8,868	6,125
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3)	976
Other assets	115	122
Accounts payable	(105)	(1,486)
Accrued compensation	(3,807)	684
Other accrued liabilities	1,278	(1,065)
Deferred revenue	47,283	—
Deferred rent and other long-term liabilities	(3,439)	(364)
Net cash provided by (used in) operating activities	55,483	(54,119)

Investing activities
Purchases of available-for-sale securities	(114,849)	(60,376)
Maturities and sale of available-for-sale securities	78,265	92,132
Capital expenditures	(1,735)	(71)
Net cash (used in) provided by investing activities	(38,319)	31,685

Financing activities
Payments on capital lease obligations	(610)	(794)
Net proceeds from issuances of common stock	958	802
Net cash provided by financing activities	348	8

Net increase (decrease) in cash and cash equivalents	17,512	(22,426)
Cash and cash equivalents at beginning of period	14,717	46,005
Cash and cash equivalents at end of period	$32,229	$23,579

Supplemental disclosure of cash flow information
Interest paid	$52	$102

Schedule of non cash transactions
Issuance of warrant with lease amendment	$—	$616

See Accompanying Notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.              Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory/autoimmune, muscle and metabolic diseases.

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

3.              Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU, No. 2010-17 thereby amending Accounting Standards Codification (ASC) 605 for revenue recognition related to the milestone method of revenue recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments.  The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We evaluated the impact of adopting ASU No. 2010-17 and believe it will have no material effect on our financial statements.

4.              Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share, or EPS, is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued.  Potentially dilutive securities include stock options and warrants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
EPS Numerator:
Net income (loss)	$27,029	$(29,881)	$4,696	$(59,803)

EPS Denominator - Basic:
Weighted-average common shares outstanding	51,974	36,704	51,969	36,701

EPS Denominator - Diluted:
Weighted-average common shares outstanding	51,974	36,704	51,969	36,701
Dilutive effect of stock options, shares under ESPP and warrant	537	—	512	—
Weighted-average common shares outstanding and common share equivalents	52,511	36,704	52,480	36,701

Net income (loss) per common share:
Basic	$0.52	$(0.81)	$0.09	$(1.63)
Diluted	$0.51	$(0.81)	$0.09	$(1.63)

For the three and six months ended June 30, 2010, the calculation of diluted earnings per share excluded stock options to purchase 7,323,664 and 6,936,678 shares, respectively, that had exercise prices greater than the average market price, because their effect would have been anti-dilutive.  For the three and six months ended June 30, 2009, the calculation of diluted net loss per share excluded shares of potential common stock, consisting of stock options, shares under our 2000 Employee Stock Purchase Plan, or ESPP, and warrants because their effect would have been anti-dilutive.

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Research and development	$1,917	$2,528	$5,000	$3,953
General and administrative	1,784	1,331	3,868	2,050
Restructuring charges	—	—	—	122
Total stock-based compensation expense	$3,701	$3,859	$8,868	$6,125

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2010 and 2009:

	Equity Incentive Plans		Equity Incentive Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.3%	2.2%	2.4%	1.8%
Expected term (in years)	5.4	5.0	5.4	4.4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	90.1%	95.2%	90.1%	98.3%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. We granted options to purchase 1,894,400 shares of common stock during the six months ended June 30, 2010, with a grant-date weighted-average fair value of $6.17 per share. We granted options to purchase 2,052,473 shares of common stock during the six months ended June 30, 2009, with a grant-date weighted-average fair value of $4.64 per share.  As of June 30, 2010, there was approximately $11.6 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At June 30, 2010, 2,565,093 shares of common stock were available for future grant under our equity incentive plans and options to purchase 38,139 shares were exercised during the six months ended June 30, 2010.

Employee Stock Purchase Plan (ESPP)

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our ESPP also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on July 1, 2010 because the fair market value of our stock on June 30, 2010 was lower than the fair market value of our stock on January 2, 2009, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this ESPP “reset” and recognized the related stock-based compensation expense according to the FASB ASC Subtopic No. 718-50, Employee Share Purchase Plan.  The total incremental fair value for this ESPP “reset” was approximately $1.4 million, and will be recognized from July 1, 2010 to June 30, 2012.

As of June 30, 2010, there were approximately 1,097,812 shares reserved for future issuance under the ESPP and 116,081 shares were purchased under the ESPP during the six months ended June 30, 2010. The following table summarizes the weighted-average assumptions related to our ESPP for the six months ended June 30, 2010 and 2009. Expected volatilities for our ESPP are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

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

8.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Checking account	$1,514	$158
Money market funds	10,263	8,859
U. S. treasury bills	17,603	44,483
Government-sponsored enterprise securities	90,517	39,167
Corporate bonds and commercial paper	67,561	40,651
	$187,458	$133,318
Reported as:
Cash and cash equivalents	$32,229	$14,717
Available-for-sale securities	155,229	118,601
	$187,458	$133,318

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2010	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$17,598	$5	$—	$17,603
Government-sponsored enterprise securities	90,490	27	—	90,517
Corporate bonds and commercial paper	67,561	20	(20)	67,561
Total	$175,649	$52	$(20)	$175,681

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$44,489	$3	$(9)	$44,483
Government-sponsored enterprise securities	39,184	7	(24)	39,167
Corporate bonds and commercial paper	40,640	12	(1)	40,651
Total	$124,313	$22	$(34)	$124,301

As of June 30, 2010, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Five Years
Money market funds	$10,263	$—
U. S. treasury bills	17,603	—
Government-sponsored enterprise securities	90,517	—
Corporate bonds and commercial paper	67,561	—
	$185,944	$—

As of June 30, 2010, our cash equivalents and available-for-sale securities had a weighted-average time to maturity of approximately 106 days. We view our available-for-sale portfolio as available for use in current operations.  We have the ability to hold all investments as of June 30, 2010 to maturity. At June 30, 2010 and December 31, 2009, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  As of June 30, 2010, a total of 10 individual securities were in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Gross Unrealized
June 30, 2010	Fair Value	Losses
Corporate bonds and commercial paper	$14,531	$(20)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$10,263	$—	$—	$10,263
U. S. treasury bills	—	17,603	—	17,603
Government-sponsored enterprise securities	—	90,517	—	90,517
Corporate bonds and commercial paper	—	67,561	—	67,561
Total	$10,263	$175,681	$—	$185,944

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Money market funds	$8,859	$—	$—	$8,859
U. S. treasury bills	—	44,483	—	44,483
Government-sponsored enterprise securities	—	39,167	—	39,167
Corporate bonds and commercial paper	—	40,651	—	40,651
Total	$8,859	$124,301	$—	$133,160

10.       AstraZeneca Collaboration

In February 2010, we entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib disodium (FosD, previously referred to as R788), our late-stage investigational product candidate for the treatment of RA and other indications. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors. We are responsible for conducting, at our expense, an on-going open label extension study of FosD during the limited transition period.

The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ.  We are recognizing the upfront payment ratably over the transition period from the effective date until all deliverables are completed, which we estimate to be September 25, 2010.  As of June 30, 2010, $52.7 million of the upfront payment has been recognized as revenue and $47.3 million has been deferred.  AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for FosD. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for FosD, as well as significant stepped double-digit royalties on net worldwide sales.

11.       Amendment to the Build-to-Suit Lease Agreement

On March 31, 2009, we amended our build-to-suit lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC), to defer certain rental obligations in the aggregate amount of $6.9 million for a period of up to seventeen months. Under the terms of this amendment, we were obligated to repay the deferred rental amounts, including interest accruing at 12% during the deferral period, based on a timeline that could vary depending upon the occurrence of certain financing or collaborative transactions. On September 22, 2009, we completed an underwritten public offering and received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses. As a result of this financing, we paid our landlord $3.7 million, or 50% of the deferred rental amounts, plus interest at 12%, in November 2009.  In February 2010, we entered into a worldwide license agreement with AZ in which we received an upfront payment of $100.0 million in April 2010.  As a result of this additional cash received, we paid our landlord $3.9 million, or the remaining 50% of the deferred rental amounts, plus interest at 12%, in April 2010.

12.       Contingencies

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate FosD. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. Briefing on the motion to dismiss is complete and we are awaiting a ruling on that motion from the Court. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants. If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the six months ended June 30, 2010 are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory/autoimmune, muscle and metabolic diseases. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib disodium (FosD, previously referred to as R788), an oral syk inhibitor that is expected to enter Phase 3 clinical trials for rheumatoid arthritis (RA) in 2010, and R343, an inhaled syk inhibitor that is in clinical trials for asthma. In February 2010, we entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to FosD, our late-stage investigational product candidate for the treatment of RA and other indications. We completed a comprehensive Phase 2 clinical trial of FosD, which is at the most advanced stage of development of the oral syk inhibitors being evaluated for an RA indication. FosD reversibly blocks signaling in multiple cell types involved in inflammation and tissue degradation in RA. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for FosD. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for FosD, as well as significant stepped double-digit royalties on net sales worldwide.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of June 30, 2010, we had approximately $187.5 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next twelve months. Until we are able to generate sufficient amounts of product revenues and royalty revenues, we expect to finance future cash needs through collaboration and licensing arrangements or public and/or private equity or debt offerings, as well as through interest income earned on the investment of our cash balances and short-term investments.

Product Development Programs

Our product development portfolio features multiple novel, small molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory/autoimmune, muscle and metabolic diseases.

Partnered Clinical Programs

FosD (previously referred to as R788)

In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to FosD, our late-stage investigational product candidate for the treatment of RA and other indications. We completed a comprehensive Phase 2 clinical trial of FosD, which is at the most advanced stage of development of the oral syk inhibitors being evaluated for an RA indication. FosD reversibly blocks signaling in multiple cell types involved in inflammation and tissue degradation in RA. For further discussion on the collaboration, see “AstraZeneca” under “Corporate Collaborations” below.

The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for FosD. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for FosD, as well as significant stepped double-digit royalties on net sales worldwide of FosD. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors. We are responsible for conducting, at our expense, the on-going open label extension study in FosD during the limited transition period.

Under the agreement, AZ is expected to design a global Phase 3 clinical trial of FosD for the treatment of RA, anticipated to begin in 2010, with the goal of filing new drug applications with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMEA) in 2013. Under the terms of the agreement, AZ also received exclusive rights to our portfolio of oral syk inhibitors, including FosD (R788), for all indications including RA.

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

The current treatment options for RA have significant potential side effects and other shortfalls, including gastrointestinal complications and kidney damage. RA patients receive multiple drugs depending on the extent and aggressiveness of their disease. Most RA patients eventually require some form of disease modifying anti-rheumatic drug (DMARD). This category of drugs includes methotrexate, and/or a variety of intravenously-delivered immunomodulatory agents (tumor necrosis factor, or TNF, inhibitors and co-stimulation inhibitors).

Orally-available syk inhibitor program.  FosD is an orally bio-available syk inhibitor. It has a novel mechanism of action for the treatment of RA in which it reversibly blocks signaling in multiple cell types involved in inflammation and tissue degradation in RA (e.g., macrophages, osteoclasts, mast cells and B cells). RA is an autoimmune disease characterized by chronic inflammation that affects multiple tissues, but typically produces its most pronounced symptoms in the joints.

TASKi2

In July 2009, we announced that FosD produced significant clinical improvement in RA patients in the TASKi2 Phase 2b clinical trial in which 457 RA patients were treated for up to six months. TASKi2 was a multi- center, randomized, double blind, placebo controlled, parallel dose clinical trial involving RA patients in the U.S., Latin America and Europe who had failed to respond to methotrexate alone. Patients received either 100 mg of FosD b.i.d. (twice a day), 150 mg q.d. (once a day) or placebo.

Efficacy assessments for each participant were based on the American College of Rheumatology (ACR) criteria, which denotes at least 20% (ACR 20), at least 50% (ACR 50), or at least 70% (ACR 70) improvement, in addition to improvement denoted in the Disease Activity Score (DAS28), from each patient’s baseline assessment at the end of the six month treatment period. The groups treated with 100 mg of FosD b.i.d. and 150 mg q.d. reported higher response rates than the placebo group in all aforementioned criteria levels. The efficacy results for the two dosing groups were comparable, although the response rates for the 100 mg b.i.d. group was uniformly greater.

Consistent with the previous Phase 2a clinical trial (TASKi1), the onset effect of FosD occurred within one week after the initiation of therapy and was maintained. The most frequent adverse events were expected based on TASKi1 and appear to be manageable. The most common clinically meaningful drug-related adverse events noted in TASKi2 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The mean increase in blood pressure from baseline at six months, using a last observation carry forward methodology, was less than 0.5 mmHg for the 150 mg q.d. dose group and approximately 1 mmHg for the 100mg b.i.d. dose group. In patients that had a history of high blood pressure, an elevated blood pressure level at screening or baseline, or were on blood pressure medication, approximately 29% and 39% of these patients in the 150 mg q.d. dose and the 100 mg b.i.d. dose groups, respectively, had blood pressure medication adjusted or initiated during the course of the study, compared with 12% of these patients from the placebo group. In patients that did not have a history of high blood pressure, were not on blood pressure medication or did not have an elevated blood pressure level at screening or baseline, approximately 4% and 9% of these patients from the 150 mg q.d. dose and the 100 mg b.i.d. dose groups, respectively, had blood pressure medication initiated during the course of the study, compared with 3% of these patients from the placebo group. For those patients who had their dose of blood pressure medications adjusted or initiated, their blood pressure was successfully reduced and was generally well controlled throughout the remainder of the trial. The blood pressure medications were standard doses of common blood pressure medication such as angiotensin-converting enzyme (ACE) inhibitors or diuretics.

The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and FosD groups.

TASKi3

In July 2009, we also announced results for the TASKi3 Phase 2b clinical trial involving 219 RA patients who had failed to respond to at least one biologic treatment. In the TASKi3 clinical trial, patients received either 100 mg of FosD b.i.d. or placebo b.i.d. for up to three months. The group treated with FosD did not report significantly higher ACR 20, ACR 50, ACR 70 and DAS28 response rates than the placebo group at three months, and therefore, the trial failed to meet its efficacy endpoints. The objective components (C-Reactive Protein and Erythrocyte Sedimentation Rate) of these ACR scores did show a statistically significant difference; however, the subjective reported response rate components did not as compared to placebo. Although the ACR scores for the FosD group were within the expected range in this patient population, the reported placebo response rates were considerably higher than seen in any other previous study of RA biologic failure patients and rose unaccountably between week six (at which point the reported response rates between FosD and placebo were significantly different) and month three (when such reported response rates were no longer significantly different).

TASKi3 was the first clinical trial for FosD in which anatomical changes in the patients’ wrists and hands were evaluated using Magnetic Resonance Imaging and scored using the RAMRIS (Rheumatoid Arthritis Magnetic Resonance Imaging Scoring) system. Those results showed improvements in the treated group versus the placebo group in the Synovitis and Osteitis scores, while the Erosion scores, known to be the slowest to change, showed no significant effect at three months.

Similar to TASKi2, the most common clinically meaningful drug-related adverse events noted in TASKi3 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The mean increase in blood pressure from baseline at three months, using a last observation carry forward methodology, was 3.2 - 3.6 mmHg for the FosD group. In TASKi3, patients that had a history of high blood pressure, had an elevated blood pressure level at screening or baseline, or were on blood pressure medication, approximately 26% of these patients had blood pressure medication adjusted or initiated during the course of the study, compared with 14% of these patients from the placebo group. In patients that did not have a history of high blood pressure, were not on blood pressure medication or did not have an elevated blood pressure level at screening or baseline, approximately 5% of these patients had blood pressure medication initiated during the course of the study, compared with 3% of these patients from the placebo group. For those patients who had their dose of blood pressure medications adjusted or initiated, their blood pressure was successfully reduced and was generally well controlled throughout the remainder of the trial. The blood pressure medications were standard doses of common blood pressure medications such as ACE inhibitors or diuretics.

The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and FosD groups.

Other Indications

In addition to RA, FosD is currently being administered to patients in clinical trials for other immune indications and oncology. Under our collaboration with AZ, AZ has sole responsibility for all development decisions for all indications under its license except for one of the oncology studies, a solid tumor study announced in June 2009, which is funded, designed and implemented by NCI. Any decisions regarding this study are the responsibility of NCI.

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

We are in the process of selecting lead candidates for two of our more advanced preclinical programs, both of which grew out of significant research in the area of immunology/inflammation. We have selected a lead candidate in our oral JAK3 inhibitor program and expect to begin clinical studies by the end of 2010. This program is focused on the treatment of transplant rejection, but could also extend to indications including RA and psoriasis. Additionally, we expect to select a compound for preclinical development by the end of 2010 from our protein kinase C, or PKC, theta program initially focusing on multiple sclerosis and graft vs. host disorders.

In the area of metabolism, we are investigating adiponectin mimetics for the treatment of type 2 diabetes mellitus and other potential indications. Type 2 diabetes is the most common form of diabetes, affecting more than 23 million people in the United States. In this disease, the body either produces low amounts of insulin or does not respond to the insulin it makes. Insulin is a hormone that helps the body regulate metabolism by causing cells to take up glucose from the blood. Adiponectin is a less-well characterized hormone that has insulin-sensitizing and anti-diabetic properties. We have identified several classes of compounds with adiponectin mimetic activity and are currently performing structure-activity relationship studies, as well as mechanism of action studies on these classes of compounds. We expect to nominate a lead development candidate in 2011 - 2012.

In the muscle atrophy program, we are focusing on several signaling pathways important for muscle homeostasis. Muscle atrophy, or the loss of muscle mass, is associated with several disease states and excessive loss of muscle in the context of illness can contribute significantly to both morbidity and mortality rates. Many conditions that have associated muscle loss, including cancer, chronic heart failure, chronic kidney disease, mechanical ventilation and aging (sarcopenia) have significant patient populations that may benefit from therapeutics that counter such muscle loss. One of our core programs in this area is focused on myostatin signaling. Myostatin is a cytokine that signals via the type II activin receptors (ACVR2A and ACVR2B) and has been shown to inhibit muscle growth. We are currently performing structure activity relationship studies on several hit molecules from initial ACVR2A/2B screens, and are developing new screens and models for this program. We expect to nominate a lead development candidate in 2011 - 2012.

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. We currently have the following active collaborations with three major pharmaceutical/biotechnology companies: AstraZeneca AB, relating to FosD for the treatment of RA and other indications, Pfizer, Inc., relating to intrapulmonary asthma and allergy therapeutics and associated with the clinical compound R343, and Daiichi Sankyo Co., Ltd., relating to oncology. None of these collaborations currently provide us with regular research reimbursement. In all of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements.

In February 2010, Merck Serono informed us that they expect to wind down the various clinical trials associated with our aurora kinase inhibitor program licensed to them in October 2005 and plan to return the program back to us. As a result, our collaboration with Merck Serono is no longer active. Consequently, we have decided not to move forward ourselves with this oncology program.

AstraZeneca

In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to FosD, our late-stage investigational product candidate for the treatment of RA and other indications. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors. We are responsible for conducting, at our expense, the on-going open label extension study in FosD during the limited transition period.

The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for FosD. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for FosD, as well as significant stepped double-digit royalties on net sales worldwide. AZ remains obligated to pay us various milestones and royalties in the future if certain conditions are met.

Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured within sixty days from the date of notice, or in the event of insolvency of the other party. We may also terminate the agreement in its entirety if AZ challenges the validity, enforceability or scope of any of our patents licensed to AZ by us under the agreement. AZ may also terminate the agreement either without cause upon one hundred eighty-days’ written notice, or in the event of any change of control of Rigel upon thirty days’ written notice. If neither party terminates the agreement, then the agreement will remain in effect until the cessation of all commercial sales of all products subject to the agreement, including FosD.

Pfizer

In January 2005, we entered into a research collaboration with Pfizer that has a license component. The collaboration is for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases such as chronic obstructive pulmonary disease. The collaboration was primarily focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme syk. A goal of the collaboration was for Pfizer to nominate a licensed compound to commence advanced preclinical development. Pfizer is responsible for the manufacture of all preclinical and clinical materials for each compound/product and all costs associated with development and commercialization. We did not have any further obligations to Pfizer after the research phase of the collaboration ended in February 2007.

In connection with this collaboration, Pfizer paid us upfront fees of $10.0 million and purchased $5.0 million of our common stock at a premium in 2005. We have earned and will earn milestone payments in connection with certain clinical events, should they occur, as well as royalties from sales of the resulting products upon marketing approval. Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $175.0 million and mid-single-digit to low double-digit royalties on sales. In May 2006, we achieved the first milestone upon selection of the licensed compound and received a $5.0 million milestone payment when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma. In December 2007, we received the second milestone payment of $5.0 million when Pfizer initiated a Phase 1 clinical trial on R343. No milestone payments were received in either 2008 or 2009 as no further milestones were achieved. We expect Pfizer to initiate a Phase 2 clinical trial in late 2010 or early 2011 as a result of which we will be entitled to receive a milestone payment of $5.0 million. Pfizer remains obligated to pay us various milestones and royalties in the future if certain conditions are achieved.

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

Daiichi Sankyo

In August 2002, we signed an agreement for a collaboration with Daiichi Sankyo, or Daiichi, to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the agreement. Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $33.9 million and low to mid-single-digit royalties on sales. We have earned to date milestone payments totaling $5.7 million and may earn milestone payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. In addition, we are entitled to receive royalties on any commercialized products to emerge from the collaboration at low to mid-single-digit royalties on sales. Under the terms of the agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. In December 2009, we received a milestone payment of $750,000 for the first designation of a rational design lead compound. Daiichi may become obligated to pay us certain other milestone payments, and we are also entitled to receive royalties on any commercialized products to emerge from the collaboration.

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

The following table presents our total research and development expenses by category.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expense Categories:
Research	$5,568	$4,728	$9,995	$9,189
Development	5,350	13,423	11,062	27,996
Other	5,897	6,797	13,183	12,301

	$16,815	$24,948	$34,240	$49,486

“Other” expenses mainly represent allocated stock-based compensation expenses of approximately $1.9 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively, and allocated facilities costs of approximately $4.0 million and $4.3 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, allocated stock-based compensation expenses were approximately $5.0 million and $4.0 million, respectively, and allocated facilities costs were approximately $8.2 million and $8.3 million, respectively. For the period from January 1, 2007 to June 30, 2010, accumulated research and development costs by category are $76.2 million, $138.7 million, and $90.1 million, for research, development, and other, respectively.

For the three and six months ended June 30, 2010, a major portion of our research and development expenses was associated with our extension trials in RA patients. For the three and six months ended June 30, 2009, a major portion of our research and development expenses was associated with our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trials in RA patients. The expenses for these programs are included in “Development” expenses in the table above.

We licensed the rights to FosD to AZ in February 2010. Phase 2 clinical trials of FosD in RA were completed in 2009. We expect AZ to initiate a Phase 3 clinical trial in RA in 2010. AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors.

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

For a discussion of the risks and uncertainties associated with the timing and costs of completing the development of our drug candidates, see “Item 1A. Risk Factors,” including in particular the following risks:

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU, No. 2010-17 thereby amending Accounting Standards Codification (ASC) 605 for revenue recognition related to the milestone method of revenue recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments.  The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We evaluated the impact of adopting ASU No. 2010-17 and believe it will have no material effect on our financial statements.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to terms of our research collaborations (i.e. revenue recognition of upfront fees and certain milestone payments), investments, stock-based compensation, impairment issues and the estimated useful life of assets and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Results of Operations

Three and Six Months Ended June 30, 2010 and 2009

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Aggregate Change	2010	2009	Aggregate Change
	(in thousands)			(in thousands)
Contract revenues	$49,457	$—	$49,457	$52,718	$—	$52,718

Contract revenue from collaborations for the three and six months ended June 30 2010 consisted of $49.5 million and $52.7 million, respectively, of amortization of the $100.0 million upfront payment pursuant to our worldwide license agreement with AZ, which became effective on March 26, 2010. There were no revenues reported during the three and six months ended June 30, 2009.  As of June 30, 2010, we had deferred revenue of approximately $47.3 million representing the remaining unamortized amount of the upfront payment from AZ.  We expect this remaining deferred amount will be fully recognized as revenue in the three months ended September 30, 2010. Our potential future revenues in 2010 may include certain milestone payments from our current collaboration partners and upfront payments from new collaboration partners we enter into agreements with in the future.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Research and development expenses	$16,815	$24,948	$(8,133)	$34,240	$49,486	$(15,246)
Stock-based compensation expense included in research and development expenses	1,917	2,528	(611)	5,000	3,953	1,047

The decrease in research and development expense for the three months ended June 30, 2010, compared to the same period in 2009, was primarily due to the completion of our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as a decrease in stock-based compensation expense due to the lower valuation of options granted in the first quarter of 2010 as discussed under “Stock-Based Compensation Expense” below.  The decrease in research and development expense for the six months ended June 30, 2010, compared to the same period in 2009, was primarily due to the completion of our two Phase 2b clinical trials (TASKi2 and TASKi3), partially offset by the increase in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
General and administrative expenses	$5,664	$5,050	$614	$13,850	$9,653	$4,197
Stock-based compensation expense included in general and administrative expenses	1,784	1,331	453	3,868	2,050	1,818

The increase in general and administrative expense for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily due to the increase in stock-based compensation expense  related to the amortization of options granted to officers and directors in the second quarter of 2010 as discussed under “Stock-Based Compensation Expense” below. The increase in general and administrative expense for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to the increase in stock-based compensation expense as discussed under  “Stock-Based Compensation Expense” below, and certain one-time investment banking fees associated with the closing of our transaction with AZ.

Restructuring Charges

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Aggregate Change	2010	2009	Aggregate Change
	(in thousands)			(in thousands)
Restructuring charges	$—	$—	$—	$—	$1,141	$(1,141)
Stock-based compensation expense included in restructuring charges	—	—	—	—	122	(122)

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

Stock-Based Compensation Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Aggregate Change	2010	2009	Aggregate Change
	(in thousands)			(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$3,701	$3,823	$(122)	$8,837	$6,089	$2,748
Consultant options	—	36	(36)	31	36	(5)
Total	$3,701	$3,859	$(158)	$8,868	$6,125	$2,743

The decrease in stock-based compensation expense for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily due to the lower valuation of options granted in the first quarter of 2010, partially offset by the amortization of options granted in the second quarter of 2010.  The increase in stock-based compensation expense for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to an additional full quarter of stock-based compensation expense amortization in the first quarter of 2010 related to options granted in late March of 2009, which were fully amortized as of the end of the first quarter of 2010, as well as amortization in the second quarter of 2010 related to options granted in the second quarter of 2010.

Interest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Aggregate Change	2010	2009	Aggregate Change
	(in thousands)			(in thousands)
Interest income	$76	$159	$(83)	$123	$506	$(383)

Interest income results from our interest-bearing cash and investment balances. The decreases in interest income for the three and six months ended June 30, 2010, as compared to the same periods in 2009, were due to lower interest rates earned on our investments in the 2010 periods.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Aggregate Change	2010	2009	Aggregate Change
	(in thousands)			(in thousands)
Interest expense	$25	$69	$(44)	$55	$122	$(67)

Interest expense primarily results from our capital lease obligations associated with fixed asset acquisitions. The decreases in interest expense for the three and six months ended June 30, 2010, as compared to the same periods in 2009, were primarily due to the lower average outstanding balance of capital lease obligations during the three and six months ended June 30, 2010, as compared to the same periods in 2009.

Income tax benefit

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Aggregate Change	2010	2009	Aggregate Change
	(in thousands)			(in thousands)
Income tax benefit	$—	$27	$(27)	$—	$93	$(93)

Income tax benefit for the three and six months ended June 30, 2009, resulted from our federal refundable credit in accordance with the provisions of the American Recovery and Reinvestment Act of 2009 (or the Act). This benefit under the Act expired as of December 31, 2009. Although we expect to generate operating income for the year ended December 31, 2010, we do not anticipate incurring income tax expenses due to the utilization of our net operating loss carryforwards.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. After a limited transition period, AZ will be responsible for conducting and funding all development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for FosD. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for FosD, as well as significant stepped double-digit royalties on net sales worldwide.

As of June 30, 2010, we had approximately $187.5 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $133.3 million as of December 31, 2009, an increase of approximately $54.2 million. The increase was primarily attributable to the receipt of the $100.0 million upfront payment from AZ in April 2010, partially offset by operating expenses for the six months ended June 30, 2010. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Our operations will require significant additional funding for the foreseeable future. Until we are able to generate sufficient amounts of product revenues and/or royalty revenues, we expect to finance future cash needs through public and/or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. For the six months ended June 30, 2010 and 2009, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by (used in):
Net cash provided by (used in) operating activities	$55,483	$(54,119)
Net cash (used in) provided by investing activities	(38,319)	31,685
Net cash provided by financing activities	348	8
Net increase (decrease) in cash and cash equivalents	$17,512	$(22,426)

Net cash provided by operating activities was approximately $55.5 million for the six months ended June 30, 2010, compared to net cash used in operating activities of approximately $54.1 million for the six months ended June 30, 2009. The increase in net cash provided by operating activities was primarily due to the receipt of the $100.0 million upfront payment from AZ in April 2010, partially offset by cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash used in investing activities was approximately $38.3 million for the six months ended June 30, 2010, compared to net cash provided by investing activities of approximately $31.7 million for the six months ended June 30, 2009.  Net cash used in investing activities in 2010 was primarily due to purchases of available-for-sale securities of approximately $114.8 million, partially offset by maturities of available-for-sale securities of approximately $78.3 million.  Net cash provided by investing activities in 2009 was primarily due to maturities and sales of available-for-sale securities of approximately $92.1 million, partially offset by purchases of available-for-sale securities of approximately $60.4 million. Capital expenditures were approximately $1.7 million for the six months ended June 30, 2010, compared to approximately $71,000 for the same period in 2009.

Net cash provided by financing activities was approximately $348,000 for the six months ended June 30, 2010, compared to approximately $8,000 for the same period in 2009. Net cash provided by financing activities in 2010 was primarily due to the proceeds from the exercise of outstanding options and the issuance of shares under our ESPP of approximately $958,000, partially offset by payments for capital lease financing of approximately $610,000.  Net cash provided by financing activities in 2009 was primarily due to the proceeds from the exercise of outstanding options and the issuance of shares under our ESPP of approximately $802,000, partially offset by payments for capital lease financing of approximately $794,000.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

As of June 30, 2010, we had the following contractual commitments:

		Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 years
	(in thousands)
Capital Lease obligations (1)	$1,388	$989	$399	$—	$—
Facilities lease (2)	108,302	12,508	26,553	28,718	40,523
Total	$109,690	$13,497	$26,952	$28,718	$40,523

(1)                                  As of June 30, 2010, we had approximately $1.4 million in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of June 30, 2010 are secured by the equipment financed, bear interest at rates between 4.99% and 10.35% and are due in monthly installments through 2012.

(2)                                  On March 31, 2009, we amended our build-to-suit lease agreement to defer certain rental obligations in the aggregate amount of $6.9 million, for a period of up to seventeen months. Under the terms of this amendment, we were obligated to repay the deferred amounts, including interest accruing at 12% during the deferral period, based on a timeline that could vary depending upon the occurrence of certain financing or collaborative transactions. In September 2009, we completed an underwritten public offering and received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses. As a result of the above financing, we paid our landlord $3.7 million, or 50% of the deferred rental amounts, plus interest at 12% in November 2009. In February 2010, we entered into a worldwide license agreement with AZ pursuant to which we received an upfront payment of $100.0 million in April 2010.  As a result of this additional cash received, we paid our landlord $3.9 million, or the remaining 50% of the deferred rental amounts, plus interest at 12%, in April 2010.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2010, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate FosD. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. Briefing on the motion to dismiss is complete and we are awaiting a ruling on that motion from the Court. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants. If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

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

The research phase of our collaboration with Johnson & Johnson ended in 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis ended in 2004. The research phase of our collaboration agreement with Daiichi ended in 2005. In 2004, we signed a new collaboration agreement with Merck, and the research phase of this collaboration ended in May 2007. In 2005, we signed a new collaboration agreement with Pfizer, and the research phase of this collaboration ended in February 2007. Our collaboration agreement with Merck Serono, which, as of February 2010, is no longer active, did not include a research phase. Our collaboration agreement with AZ, entered into in 2010, also does not include a research phase, although we are responsible for conducting, at our expense, an on-going open label extension study in FosD during the limited transition period. Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the resources and expertise of our collaborative partners could adversely affect our business.

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

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. For example, in our recently completed two Phase 2b clinical trials for FosD in RA, TASKi2 and TASKi3, the most common clinically meaningful drug-related adverse events noted were diarrhea and hypertension. In both our TASKi2 and TASKi3 Phase 2b clinical trials, a meaningfully higher percentage of patients in the FosD treatment groups had blood pressure medication adjusted or initiated during the course of the clinical trials as compared to the placebo group. In larger future clinical trials, we may discover additional side effects and/or higher frequency of side effects than those observed in completed clinical trials. If approved by the FDA, the side effect profile of FosD may also result in a narrowly approved indication for use of the product, especially in light of other drugs currently available to treat RA, dependent on the safety profile of FosD relative to those drugs.

The results of preliminary and mid-stage studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous studies. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. For example, FosD produced significant clinical improvement in RA patients who had failed to respond to methotrexate alone in our TASKi2 Phase 2b clinical trial, but our TASKi3 Phase 2b clinical trial failed to meet its efficacy endpoints in RA patients who had failed to respond to at least one biologic treatment. In addition, if we were to repeat either of the TASKi2 and TASKi3 Phase 2b clinical trials, any such additional trials may not confirm the results observed in the original trials. If our partner, AZ, is able to initiate a Phase 3 clinical trial evaluating FosD in RA patients, the Phase 3 clinical trial may not show FosD to be safe and effective for the treatment of RA patients. Finally, with respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical studies based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines for clinical development.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 95 pending patent applications and over 165 issued patents in the United States as well as numerous pending corresponding foreign patent applications. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to FosD, our late-stage investigational product candidate for the treatment of RA and other indications. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. AZ is required to pay us up to an additional $345.0 million if specified development, regulatory and launch milestones are achieved for FosD. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for FosD, as well as significant stepped double-digit royalties on net sales worldwide. We believe that our existing capital resources and the anticipated proceeds from our current collaborations will be sufficient to support our current and projected funding requirements through at least the next 12 months. We may need additional funds in the future and the amount of future funds needed will depend largely on the timing and structure of potential future collaborations. Unless and until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Although we generated operating income of approximately $27.0 million and $4.7 million for the three and six months ended June 30, 2010, respectively, this resulted from the one-time upfront payment from AZ received in April 2010.  We have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. There can be no assurance that we will generate operating income in the future.  For the years ended December 31, 2009 and 2008, we incurred net losses of approximately $111.5 million and $132.3 million, respectively.  Currently, our only potential source of revenues is upfront payments, research and development milestone and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of June 30, 2010, we had an accumulated deficit of approximately $608.6 million. The extent of our future losses or profitability is highly uncertain.

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from milestone payments and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received milestone payments from our collaborations with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma AG, or Novartis, Daiichi Sankyo Co., Ltd., or Daiichi, Merck & Co., Inc., or Merck, Merck Serono and Pfizer. We received an upfront payment of $100.0 million in April 2010 from AZ. Under many agreements, however, milestone payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate FosD. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. Briefing on the motion to dismiss is complete and we are awaiting a ruling on that motion from the Court. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants. If any such additional suits are filed in the same court, we believe that they would be consolidated into the consolidated action.

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

We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.*

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical testing. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMP. In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

Exhibit Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation. (1)

3.2		Amended and Restated Bylaws. (2)

4.1		Form of warrant to purchase shares of common stock. (3)

4.2		Specimen Common Stock Certificate. (4)

4.3		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.19	*	2000 Equity Incentive Plan, as amended. (6)

10.22	*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.30	*	2010 Cash Incentive Plan. (6)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) filed on May 5, 2009, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 1, 2010, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2010

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 3, 2010

INDEX TO EXHIBITS

Exhibit Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation. (1)

3.2		Amended and Restated Bylaws. (2)

4.1		Form of warrant to purchase shares of common stock. (3)

4.2		Specimen Common Stock Certificate. (4)

4.3		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.19	*	2000 Equity Incentive Plan, as amended. (6)

10.22	*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.30	*	2010 Cash Incentive Plan. (6)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) filed on May 5, 2009, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 1, 2010, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.