Form 10-Q
period 2010-09-30
RIGEL PHARMACEUTICALS INC
filed 2010-11-02
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 28, 2010, there were 52,148,367 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,058	$14,717
Available-for-sale securities	145,477	118,601
Accounts receivable	25,000	—
Prepaid expenses and other current assets	2,179	2,650
Total current assets	194,714	135,968
Property and equipment, net	3,999	2,291
Other assets	2,291	2,485
	$201,004	$140,744

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,990	$3,154
Accrued compensation	4,187	6,840
Other accrued liabilities	4,891	6,718
Capital lease obligations	871	1,061
Total current liabilities	12,939	17,773

Long-term portion of capital lease obligations	194	883
Long-term portion of deferred rent	8,845	12,064
Other long-term liabilities	142	157

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,145,159 and 51,956,140 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	52	52
Additional paid-in capital	736,979	723,151
Accumulated other comprehensive income (loss)	48	(12)
Accumulated deficit	(558,195)	(613,324)
Total stockholders’ equity	178,884	109,867
	$201,004	$140,744

(1)  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2009.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Contract revenues	$72,282	$—	$125,000	$—
Costs and expenses:
Research and development	16,394	21,082	50,634	70,568
General and administrative	5,530	5,573	19,380	15,226
Restructuring charges	—	—	—	1,141
Total costs and expenses	21,924	26,655	70,014	86,935

Income (loss) from operations	50,358	(26,655)	54,986	(86,935)
Interest income	90	48	213	554
Interest expense	(15)	(44)	(70)	(166)
Income (loss) before income taxes	50,433	(26,651)	55,129	(86,547)
Income tax benefit	—	—	—	93
Net income (loss)	$50,433	$(26,651)	$55,129	$(86,454)

Net income (loss) per share:
Basic	$0.97	$(0.70)	$1.06	$(2.32)
Diluted	$0.96	$(0.70)	$1.05	$(2.32)

Weighted-average shares used in computing net income (loss) per share:
Basic	52,127	38,135	52,022	37,185
Diluted	52,769	38,135	52,536	37,185

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income (loss)	$55,129	$(86,454)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	924	1,057
Stock-based compensation expense	12,635	9,657
Changes in assets and liabilities:
Accounts receivable	(25,000)	—
Prepaid expenses and other current assets	471	544
Other assets	194	274
Accounts payable	(164)	(2,480)
Accrued compensation	(2,653)	2,219
Other accrued liabilities	(1,827)	(181)
Deferred rent and other long-term liabilities	(3,234)	(4,141)
Net cash provided by (used in) operating activities	36,475	(79,505)
Investing activities
Purchases of available-for-sale securities	(175,005)	(82,871)
Maturities and sales of available-for-sale securities	148,189	109,632
Capital expenditures	(2,632)	(95)
Net cash (used in) provided by investing activities	(29,448)	26,666
Financing activities
Payments on capital lease obligations	(879)	(1,123)
Net proceeds from issuances of common stock	1,193	102,702
Net cash provided by financing activities	314	101,579
Net increase in cash and cash equivalents	7,341	48,740
Cash and cash equivalents at beginning of period	14,717	46,005
Cash and cash equivalents at end of period	$22,058	$94,745

Supplemental disclosure of cash flow information
Interest paid	$70	$142

Schedule of non cash transactions
Issuance of warrant with lease amendment	$—	$616

See Accompanying Notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.              Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory and autoimmune disorders, as well as muscle and metabolic diseases.

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

4.              Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share, or EPS, is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued.  Potentially dilutive securities include stock options and warrants and shares under our 2000 Employee Stock Purchase Plan, or ESPP. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
EPS Numerator:
Net income (loss)	$50,433	$(26,651)	$55,129	$(86,454)

EPS Denominator - Basic:
Weighted-average common shares outstanding	52,127	38,135	52,022	37,185

EPS Denominator - Diluted:
Weighted-average common shares outstanding	52,127	38,135	52,022	37,185
Dilutive effect of stock options, shares under ESPP and warrants	642	—	514	—
Weighted-average shares outstanding and common stock equivalents	52,769	38,135	52,536	37,185

Net income (loss) per common share:
Basic	$0.97	$(0.70)	$1.06	$(2.32)
Diluted	$0.96	$(0.70)	$1.05	$(2.32)

For the three and nine months ended September 30, 2010, the calculation of diluted earnings per share excluded stock options to purchase 7,484,111 and 7,139,434 shares, respectively, that had exercise prices greater than the average market price, because their effect would have been anti-dilutive.  For the three and nine months ended September 30, 2009, the calculation of diluted net loss per share excluded shares of potential common stock, consisting of stock options, shares under our ESPP, and warrants because their effect would have been anti-dilutive.

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$2,017	$2,356	$7,017	$6,309
General and administrative	1,750	1,176	5,618	3,226
Restructuring charges	—	—	—	122
Total stock-based compensation expense	$3,767	$3,532	$12,635	$9,657

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

We did not issue any stock options during the three months ended September 30, 2010. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the nine months ended September 30, 2010 and 2009 and for the three months ended September 30, 2009:

	Equity Incentive Plans Three Months Ended September 30,		Equity Incentive Plans Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	—	2.5%	2.4%	1.8%
Expected term (in years)	—	4.0	5.4	4.4
Dividend yield	—	0.0%	0.0%	0.0%
Expected volatility	—	103.5%	90.1%	98.4%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. We granted options to purchase 1,894,400 shares of common stock during the nine months ended September 30, 2010, with a grant-date weighted-average fair value of $6.17 per share. We granted options to purchase 2,066,708 shares of common stock during the nine months ended September 30, 2009, with a grant-date weighted-average fair value of $4.65 per share.  As of September 30, 2010, there was approximately $8.1 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At September 30, 2010, 2,588,181 shares of common stock were available for future grant under our equity incentive plans and options to purchase 72,938 shares were exercised during the nine months ended September 30, 2010.

Employee Stock Purchase Plan (ESPP)

The fair value of awards granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our ESPP provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our ESPP also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on July 1, 2010 because the fair market value of our stock on June 30, 2010 was lower than the fair market value of our stock on January 2, 2009, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this ESPP “reset” and recognized the related stock-based compensation expense according to the FASB ASC Subtopic No. 718-50, Employee Share Purchase Plan.  The total incremental fair value for this ESPP “reset” was approximately $1.4 million, and is being recognized from July 1, 2010 to June 30, 2012.

As of September 30, 2010, there were approximately 1,097,812 shares reserved for future issuance under the ESPP. The following table summarizes the weighted-average assumptions related to our ESPP for the nine months ended September 30, 2010 and 2009. Expected volatilities for our ESPP are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	0.7%	1.1%
Expected term (in years)	1.4	1.3
Dividend yield	0.0%	0.0%
Expected volatility	81.1%	112.0%

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

8.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Checking account	$937	$158
Money market funds	11,122	8,859
U. S. treasury bills	8,841	44,483
Government-sponsored enterprise securities	78,146	39,167
Corporate bonds and commercial paper	68,489	40,651
	$167,535	$133,318

Reported as:
Cash and cash equivalents	$22,058	$14,717
Available-for-sale securities	145,477	118,601
	$167,535	$133,318

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2010	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$8,840	$1	$—	$8,841
Government-sponsored enterprise securities	78,127	22	(3)	78,146
Corporate bonds and commercial paper	68,461	33	(5)	68,489
Total	$155,428	$56	$(8)	$155,476

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$44,489	$3	$(9)	$44,483
Government-sponsored enterprise securities	39,184	7	(24)	39,167
Corporate bonds and commercial paper	40,640	12	(1)	40,651
Total	$124,313	$22	$(34)	$124,301

As of September 30, 2010, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Five Years
Money market funds	$11,122	$—
U. S. treasury bills	8,841	—
Government-sponsored enterprise securities	74,614	3,532
Corporate bonds and commercial paper	68,489	—
	$163,066	$3,532

As of September 30, 2010, our cash equivalents and available-for-sale securities had a weighted-average time to maturity of approximately 125 days. We view our available-for-sale portfolio as available for use in current operations.  Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of September 30, 2010 to maturity. At September 30, 2010 and December 31, 2009, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  As of September 30, 2010, a total of 9 individual securities were in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Gross Unrealized
September 30, 2010	Fair Value	Losses
Government-sponsored enterprise securities	$13,642	$(3)
Corporate bonds and commercial paper	11,659	(5)
Total	$25,301	$(8)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$11,122	$—	$—	$11,122
U. S. treasury bills	—	8,841	—	8,841
Government-sponsored enterprise securities	—	78,146	—	78,146
Corporate bonds and commercial paper	—	68,489	—	68,489
Total	$11,122	$155,476	$—	$166,598

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Money market funds	$8,859	$—	$—	$8,859
U. S. treasury bills	—	44,483	—	44,483
Government-sponsored enterprise securities	—	39,167	—	39,167
Corporate bonds and commercial paper	—	40,651	—	40,651
Total	$8,859	$124,301	$—	$133,160

10.  AstraZeneca Collaboration

In February 2010, we entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib (previously referred to as R788), our late-stage investigational product candidate for the treatment of RA and other indications. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors.

The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ.  We recognized the upfront payment ratably over the transition period from the effective date until the deliverables were completed in September 2010. On September 29, 2010, we announced that we earned $25.0 million from AZ in consideration with the fulfillment of two major milestones in the agreement. The first milestone payment earned was for the initiation of the Phase 3 clinical trial program with fostamatinib in patients with RA that was announced by AZ on September 29, 2010. The second milestone payment earned was for the completion of the transfer of the fostamatinib long-term open label extension study to AZ which was also completed in September 2010. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch milestones are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales.

11.  Contingencies

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend.  On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment.  On October 28, 2010, plaintiff submitted a proposed judgment requesting entry of a final judgment in favor of the defendants.  On November 1, 2010, the Court entered a final judgment.  Now that a final judgment has been entered in the action, plaintiff may and is expected to appeal the Court’s decision to grant our motion to dismiss.

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

12.  Subsequent Event

We were recently notified by the Internal Revenue Service that we have been certified to receive a total cash grant of approximately $2.4 million related to the previously filed applications under the Qualifying Therapeutic Discovery Projects (Section 48D of the Internal Revenue Code).  Of this amount, approximately $2.1 million will be received in 2010 with the remainder to be received in 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune disorders, as well as muscle and metabolic diseases. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib (previously referred to as R788), an oral syk inhibitor that started its Phase 3 clinical trial program for rheumatoid arthritis (RA) in September 2010, and R343, an inhaled syk inhibitor that is in clinical trials for asthma.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of September 30, 2010, we had approximately $167.5 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next twelve months. Until we are able to generate sufficient amounts of product revenues and royalty revenues, we expect to finance future cash needs through collaboration and licensing arrangements or public and/or private equity or debt offerings, as well as through interest income earned on the investment of our cash balances and short-term investments.

Product Development Programs

Our product development portfolio features multiple novel, small-molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory and autoimmune disorders, as well as muscle and metabolic diseases.

Partnered Clinical Programs

Fostamatinib (previously referred to as R788) — Rheumatoid Arthritis

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

The current treatment options for RA have significant potential side effects and other shortfalls, including gastrointestinal complications and kidney damage. RA patients receive multiple drugs depending on the extent and aggressiveness of their disease. Most RA patients eventually require some form of disease modifying anti-rheumatic drugs (DMARD). This category of drugs includes methotrexate, and/or a variety of intravenously-delivered immunomodulatory agents (anti-tumor necrosis factor, or TNF, inhibitors and co-stimulation inhibitors).

Orally-available syk inhibitor program.  Fostamatinib is an orally bio-available syk inhibitor. It has a novel mechanism of action for the treatment of RA in which it reversibly blocks signaling in multiple cell types involved in inflammation and tissue degradation in RA (e.g., macrophages, osteoclasts, mast cells and B cells). RA is an autoimmune disease characterized by chronic inflammation that affects multiple tissues, but typically produces its most pronounced symptoms in the joints.

TASKi2

In July 2009, we announced that fostamatinib produced significant clinical improvement in RA patients in the TASKi2 Phase 2b clinical trial in which 457 RA patients were treated for up to six months. TASKi2 was a multi-center, randomized, double blind, placebo controlled, parallel dose clinical trial involving RA patients in the U.S., Latin America and Europe who had failed to respond to methotrexate alone. Patients received either 100 mg of fostamatinib b.i.d. (twice a day), 150 mg q.d. (once a day) or placebo.

Efficacy assessments for each participant were based on the American College of Rheumatology (ACR) criteria, which denotes at least 20% (ACR 20), at least 50% (ACR 50), or at least 70% (ACR 70) improvement, in addition to improvement denoted in the Disease Activity Score (DAS28), from each patient’s baseline assessment at the end of the six month treatment period. The groups treated with 100 mg of fostamatinib b.i.d. and 150 mg q.d. reported higher response rates than the placebo group in all aforementioned criteria levels. The efficacy results for the two dosing groups were comparable, although the response rates for the 100 mg b.i.d. group was uniformly greater.

Consistent with the previous Phase 2a clinical trial (TASKi1), the onset effect of fostamatinib occurred within one week after the initiation of therapy and was maintained. The most frequent adverse events were expected based on TASKi1 and appear to be manageable. The most common clinically meaningful drug-related adverse events noted in TASKi2 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The mean increase in blood pressure from baseline at six months, using a last observation carry forward methodology, was less than 0.5 mmHg for the 150 mg q.d. dose group and approximately 1 mmHg for the 100mg b.i.d. dose group. In patients that had a history of high blood pressure, an elevated blood pressure level at screening or baseline, or were on blood pressure medication, approximately 29% and 39% of these patients in the 150 mg q.d. dose and the 100 mg b.i.d. dose groups, respectively, had blood pressure medication adjusted or initiated during the course of the study, compared with 12% of these patients from the placebo group. In patients that did not have a history of high blood pressure, were not on blood pressure medication or did not have an elevated blood pressure level at screening or baseline, approximately 4% and 9% of these patients from the 150 mg q.d. dose and the 100 mg b.i.d. dose groups, respectively, had blood pressure medication initiated during the course of the study, compared with 3% of these patients from the placebo group. For those patients who had their dose of blood pressure medications adjusted or initiated, their blood pressure was successfully reduced and was generally well controlled throughout the remainder of the trial. The blood pressure medications were standard doses of common blood pressure medication such as angiotensin-converting enzyme (ACE) inhibitors or diuretics.

The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and fostamatinib groups.

Data for TASKi2 was recently published in the New England Journal of Medicine in September 2010.

TASKi3

In July 2009, we also announced results for the TASKi3 Phase 2b clinical trial involving 219 RA patients who had failed to respond to at least one biologic treatment. In the TASKi3 clinical trial, patients received either 100 mg of fostamatinib b.i.d. or placebo b.i.d. for up to three months. The group treated with fostamatinib did not report significantly higher ACR 20, ACR 50, ACR 70 and DAS28 response rates than the placebo group at three months, and therefore, the trial failed to meet its efficacy endpoints. The objective components (C-Reactive Protein and Erythrocyte Sedimentation Rate) of these ACR scores did show a statistically significant difference; however, the subjective reported response rate components did not as compared to placebo. Although the ACR scores for the fostamatinib group were within the expected range in this patient population, the reported placebo response rates were considerably higher than seen in any other previous study of RA biologic failure patients and rose unaccountably between week six (at which point the reported response rates between fostamatinib and placebo were significantly different) and month three (when such reported response rates were no longer significantly different).

TASKi3 was the first clinical trial for fostamatinib in which anatomical changes in the patients’ wrists and hands were evaluated using Magnetic Resonance Imaging and scored using the RAMRIS (Rheumatoid Arthritis Magnetic Resonance Imaging Scoring) system. Those results showed improvements in the treated group versus the placebo group in the Synovitis and Osteitis scores, while the Erosion scores, known to be the slowest to change, showed no significant effect at three months.

Similar to TASKi2, the most common clinically meaningful drug-related adverse events noted in TASKi3 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The mean increase in blood pressure from baseline at three months, using a last observation carry forward methodology, was 3.2 - 3.6 mmHg for the fostamatinib group. In TASKi3, patients that had a history of high blood pressure, had an elevated blood pressure level at screening or baseline, or were on blood pressure medication, approximately 26% of these patients had blood pressure medication adjusted or initiated during the course of the study, compared with

14% of these patients from the placebo group. In patients that did not have a history of high blood pressure, were not on blood pressure medication or did not have an elevated blood pressure level at screening or baseline, approximately 5% of these patients had blood pressure medication initiated during the course of the study, compared with 3% of these patients from the placebo group. For those patients who had their dose of blood pressure medications adjusted or initiated, their blood pressure was successfully reduced and was generally well controlled throughout the remainder of the trial. The blood pressure medications were standard doses of common blood pressure medications such as ACE inhibitors or diuretics.

The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and fostamatinib groups.

OSKIRA

The Phase 3 clinical program, called OSKIRA (Oral Syk Inhibition in Rheumatoid Arthritis), is designed to investigate fostamatinib as a treatment for RA in patients with an inadequate response to DMARDs, including methotrexate (MTX).  AZ announced that the OSKIRA clinical trial program will include three pivotal Phase 3 studies assessing the efficacy and tolerability of fostamatinib; two 12-month studies examining the effect of fostamatinib on patients responding inadequately to DMARDs (including MTX), and a six-month study assessing the effect of fostamatinib on patients who have previously responded inadequately to anti-TNF (or tumor necrosis factor) therapy. The fostamatinib program is also expected to include long-term safety extension studies involving more than 2,000 of the patients recruited during the course of the Phase 2 and 3 programs. The first anticipated filings of new drug applications with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) based on the OSKIRA program are planned for 2013.

Fostamatinib - Other Indications

In addition to RA, fostamatinib has been studied in patients for other immune indications and oncology. Under our collaboration with AZ, AZ has sole responsibility for all development decisions for all indications under its license except for one of the oncology studies, a solid tumor study announced in June 2009, which is funded, designed and implemented by the National Cancer Institute (NCI). Any decisions regarding this study are the responsibility of the NCI.

R343—Asthma

Disease background.  Allergic asthma is a chronic inflammatory disorder of the airways. Asthma affects the lower respiratory tract and is marked by episodic flare-ups, or attacks, that can be life threatening. In some patients, allergens, such as pollen, trigger the production of immunoglobulin E, or IgE, antibodies, which then bind to mast cells and cause an intracellular signal that results in the release of various chemical mediators. When this process occurs repeatedly over time, it creates persistent inflammation of the airway passages, resulting in the chronic congestion and airway obstruction associated with allergic rhinitis and asthma, respectively.

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

In the first quarter of 2005, we announced a collaborative research and license agreement with Pfizer, Inc., or Pfizer, for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease. The collaboration was focused on our pre-clinical small molecule compounds which inhibit syk. The collaboration is now centered on the development of R343. Pfizer has completed the Phase 1a clinical trial of an inhaled formulation of R343, which commenced in December 2007, resulting in a milestone payment of $5.0 million to us. Pfizer initiated a Phase 1b allergen challenge clinical trial in the second quarter of 2009. We expect that Pfizer will initiate a Phase 2 clinical trial in 2011.

Research/Preclinical Programs

We are conducting proprietary research in three broad disease areas: inflammation/immunology, metabolism and muscle wasting. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

We have a lead candidate in our oral janus kinase 3, or Jak3, inhibitor program and expect to begin clinical studies in the first half of 2011. This program is focused on the treatment of transplant rejection, but could also extend to indications including RA and psoriasis. We are also currently investigating potential opthomalogical indications for our topical Jak3 inhibitor.  Additionally, we expect to select a compound for preclinical development by the end of 2010 from our protein kinase C, or PKC, theta program initially focusing on multiple sclerosis.

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

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. We currently have the following active collaborations with three major pharmaceutical/biotechnology companies: AstraZeneca AB, relating to fostamatinib for the treatment of RA and other indications, Pfizer, Inc., relating to intrapulmonary asthma and allergy therapeutics and associated with the clinical compound R343, and Daiichi Sankyo Co., Ltd., relating to oncology. None of these collaborations currently provide us with regular research reimbursement. In all of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements.

AstraZeneca

In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. AZ started its Phase 3 clinical trial program in patients with RA in September 2010. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors.

The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. On September 29, 2010, we announced that we earned $25.0 million from AZ in connection with the fulfillment of two major milestones in the agreement. The first milestone payment earned was for the initiation of the Phase 3 clinical trial program with fostamatinib in patients with RA that was announced by AZ on September 29, 2010. The second milestone payment earned was for the completion of the transfer of the fostamatinib long-term open label extension study to AZ which was also completed in September 2010. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch milestones are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for fostamatinib, as well as significant stepped double-digit royalties on net sales worldwide.

Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured within sixty days from the date of notice, or in the event of insolvency of the other party. We may also terminate the agreement in its entirety if AZ challenges the validity, enforceability or scope of any of our patents licensed to AZ by us under the agreement. AZ may also terminate the agreement either without cause upon one hundred eighty-days’ written notice, or in the event of any change of control of Rigel upon thirty days’ written notice. If neither party terminates the agreement, then the agreement will remain in effect until the cessation of all commercial sales of all products subject to the agreement, including fostamatinib.

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

In connection with this collaboration, Pfizer paid us upfront fees of $10.0 million and purchased $5.0 million of our common stock at a premium in 2005. We have earned and will continue to earn milestone payments in connection with certain clinical events, should they occur, as well as royalties from sales of the resulting products upon marketing approval. Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $175.0 million and mid-single-digit to low double-digit royalties on sales. In May 2006, we achieved the first milestone upon selection of the licensed compound and received a $5.0 million milestone payment when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma. In December 2007, we received the second milestone payment of $5.0 million when Pfizer initiated a Phase 1 clinical trial on R343. No milestone payments were received in either 2008 or 2009 as no further milestones were achieved. We expect Pfizer to initiate a Phase 2 clinical trial in 2011 as a result of which we will be entitled to receive a milestone payment of $5.0 million. Pfizer remains obligated to pay us various milestones and royalties in the future if certain conditions are achieved.

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

Daiichi Sankyo

In August 2002, we signed an agreement for a collaboration with Daiichi Sankyo, or Daiichi, to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the agreement. Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $33.9 million and low to mid-single-digit royalties on sales. We have earned to date milestone payments totaling $5.7 million, including a milestone payment of $750,000 for the first designation of a rational design lead compound that we received in December 2009, and may earn additional milestone payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005.  In addition, we are entitled to receive royalties on any commercialized products to emerge from the collaboration at low to mid-single-digit royalties on sales. Under the terms of the agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Daiichi may become obligated to pay us certain other milestone payments, and we are also entitled to receive royalties on any commercialized products to emerge from the collaboration.

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

Research and Development Expense

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs.

We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expense by focusing on three categories: research, development, and other. Our research team is focused on creating a portfolio of product candidates that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners and utilizes our robust discovery engine to rapidly discover and validate new product candidates in our focused range of therapeutic indications. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants, and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, lab supplies, and fees to third party research consultants. “Other” expenses primarily include allocated stock-based compensation expense relating to personnel in research and development groups and allocated facilities costs.

In addition to reviewing the three categories of research and development expense described in the preceding paragraph, we principally consider qualitative factors in making decisions regarding our research and development programs, which include enrollment in clinical trials and the results thereof, the clinical and commercial potential for our drug candidates and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy, which includes the evaluation of potential collaborations for the development of our drug candidates.

The following table presents our total research and development expense by category.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expense Categories:
Research	$4,956	$4,348	$14,952	$13,536
Development	5,335	10,088	16,397	38,084
Other	6,103	6,646	19,285	18,948

	$16,394	$21,082	$50,634	$70,568

“Other” expenses mainly represent allocated stock-based compensation expenses of approximately $2.0 million and $2.4 million for the three months ended September 30, 2010 and 2009, respectively, and allocated facilities costs of approximately $4.1 million and $4.3 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, allocated stock-based compensation expenses were approximately $7.0 million and $6.3 million, respectively, and allocated facilities costs were approximately $12.3 million and $12.6 million, respectively. For the period from January 1, 2007 to September 30, 2010, accumulated research and development costs by category are $81.2 million, $144.0 million, and $96.2 million, for research, development, and other, respectively.

For the three and nine months ended September 30, 2010, a major portion of our research and development expense was associated with our extension trials in RA patients and our oral JAK3 inhibitor program. For the three and nine months ended September 30, 2009, a major portion of our research and development expense was associated with our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trials in RA patients. The expenses for these programs are included in “Development” expenses in the table above.

We licensed the rights to fostamatinib to AZ in February 2010. Phase 2 clinical trials of fostamatinib in RA were completed in 2009. On September 29, 2010, AZ announced the enrollment of the first patient in the Phase 3 clinical program for fostamatinib, called OSKIRA. The first anticipated filings of new drug applications with the FDA and the EMA based on the OSKIRA program are planned for 2013. AZ will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors.

The scope and magnitude of future research and development expense are difficult to predict given the number of clinical trials that we will need to conduct for any of our potential products, as well as our limited capital resources. Preclinical testing and clinical development are long, expensive and uncertain processes. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical trials in humans. Each of these steps is typically more expensive than the previous step. Success in early stages of development often results in increasing expenditures for a given product candidate. Significant delays in clinical testing could materially impact our product development costs and timing of completion of the clinical trials. We do not know whether planned clinical trials will begin on time, will need to be halted or revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, delays from scale up, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a trial at a prospective clinical site or delays in recruiting subjects to participate in a study.

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

For further discussion on research and development activities, see “Research and Development Expense” under “Results of Operations” below.

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

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to the terms of our research and development collaborations (i.e. revenue recognition of upfront fees and certain milestone payments), investments, stock-based compensation, impairment issues, the estimated useful life of assets, estimated accruals and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Results of Operations

Three and Nine Months Ended September 30, 2010 and 2009

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Aggregate Change	2010	2009	Aggregate Change
	(in thousands)			(in thousands)
Contract revenues	$72,282	$—	$72,282	$125,000	$—	$125,000

Contract revenues from collaborations in 2010 consisted of amortization of upfront fees and milestone payments. Contract revenues of $72.3 million for the three months ended September 30, 2010 consisted of $47.3 million of amortization of the $100.0 million upfront payment from AZ pursuant to the exclusive worldwide license agreement for fostamatinib and $25.0 million in milestone payments earned from AZ for the initiation of the Phase 3 clinical program with fostamatinib in patients with RA and for the completion of transferring the fostamatinib long-term open label extension study to AZ.

Contract revenues of $125.0 million for the nine months ended September 30, 2010 consisted of amortization of the $100.0 million upfront payment from AZ pursuant to the exclusive worldwide license agreement for fostamatinib and $25.0 million of milestone payments earned from AZ for the fulfillment of two major milestones in the agreement as discussed above. There were no revenues reported during the three and nine months ended September 30, 2009.  We do not expect any further revenue to be recognized for the remainder of 2010.  Our potential future revenues in 2011 may include certain milestone payments from our current collaboration partners and upfront payments from new collaboration partners we enter into agreements with in the future.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Research and development expense	$16,394	$21,082	$(4,688)	$50,634	$70,568	$(19,934)
Stock-based compensation expense included in research and development expense	2,017	2,356	(339)	7,017	6,309	708

The decrease in research and development expense for the three months ended September 30, 2010, compared to the same period in 2009, was primarily due to the elimination of certain costs as a result of our entering into a worldwide license agreement with AZ in March 2010, and the completion of TASKi2 and TASKi3 trials in July 2009. The decrease in research and development expense for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to the completion of TASKi2 and TASKi3 trials in July 2009.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
General and administrative expense	$5,530	$5,573	$(43)	$19,380	$15,226	$4,154
Stock-based compensation expense included in general and administrative expense	1,750	1,176	574	5,618	3,226	2,392

The decrease in general and administrative expense for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to the insurance reimbursement of certain legal costs incurred in connection with the purported securities class action lawsuit filed against us (as discussed under “Item 1. Legal Proceedings” of “Part II. Other Information” below), and the elimination of contingency interest costs related to the deferral of certain rental obligations as of September 22, 2009, partially offset by an increase in stock-based compensation expense related to options granted in the second quarter of 2010 as discussed under “Stock-Based Compensation Expense” below. The increase in general and administrative expense for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to the increase in stock-based compensation expense as discussed under  “Stock-Based Compensation Expense” below, and certain one-time investment banking fees associated with the closing of our transaction with AZ.

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Aggregate Change	2010	2009	Aggregate Change
	(in thousands)			(in thousands)
Restructuring charges	$—	$—	$—	$—	$1,141	$(1,141)
Stock-based compensation expense included in restructuring charges	—	—	—	—	122	(122)

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

Stock-Based Compensation Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$3,767	$3,501	$266	$12,604	$9,590	$3,014
Consultant options	—	31	(31)	31	67	(36)
Total	$3,767	$3,532	$235	$12,635	$9,657	$2,978

The increase in stock-based compensation expense for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to an increase in stock-based compensation expense related to options granted in the second quarter of 2010. The increase in stock-based compensation expense for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to an additional full quarter of stock-based compensation expense amortization in the first quarter of 2010 related to options granted in late March of 2009, which were fully amortized as of the end of the first quarter of 2010, as well as a higher valuation of options granted in the second quarter of 2010, as compared to the same period in 2009.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Aggregate Change	2010	2009	Aggregate Change
	(in thousands)			(in thousands)
Interest income	$90	$48	$42	$213	$554	$(341)

Interest income results from our interest-bearing cash and investment balances. The increase in interest income for the three months ended September 30, 2010, compared to the same period in 2009, was due to higher average cash and investment balances. The decrease in interest income for the nine months ended September 30, 2010, as compared to the same period in 2009, was due to lower interest rates in 2010.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Aggregate Change	2010	2009	Aggregate Change
	(in thousands)			(in thousands)
Interest expense	$15	$44	$(29)	$70	$166	$(96)

Interest expense primarily results from our capital lease obligations associated with fixed asset acquisitions. The decreases in interest expense for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, were primarily due to the lower average outstanding balance of capital lease obligations during the three and nine months ended September 30, 2010, as compared to the same periods in 2009.

Income tax benefit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Aggregate Change	2010	2009	Aggregate Change
	(in thousands)			(in thousands)
Income tax benefit	$—	$—	$—	$—	$93	$(93)

Income tax benefit for the nine months ended September 30, 2009, resulted from our federal refundable credit in accordance with the provisions of the American Recovery and Reinvestment Act of 2009 (or the Act). This benefit under the Act expired as of December 31, 2009. Although we expect to generate operating income for the year ended December 31, 2010, we do not anticipate incurring income tax expenses due to the utilization of our net operating loss carryforwards.

Liquidity and Capital Resources

Cash Requirements

We have financed our operations from inception primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. In October 2010, we received $25.0 million from AZ for the fulfillment of two major milestones in the worldwide license agreement for the initiation of the Phase 3 clinical program with fostamatinib in patients with RA and for the completion of the transfer of the fostamatinib long-term open label extension study to AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch milestones are achieved for fostamatinib. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for fostamatinib, as well as significant stepped double-digit royalties on net sales worldwide.

We were recently notified by the Internal Revenue Service that we have been certified to receive a total cash grant of approximately $2.4 million related to the previously filed applications under the Qualifying Therapeutic Discovery Projects (Section 48D of the Internal Revenue Code). Of this amount, approximately $2.1 million will be received in 2010 with the remainder to be received in 2011.

As of September 30, 2010, we had approximately $167.5 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $133.3 million as of December 31, 2009, an increase of approximately $34.2 million. The increase was primarily attributable to the receipt of the $100.0 million upfront payment from AZ in April 2010, partially offset by operating expenses for the nine months ended September 30, 2010. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. For the nine months ended September 30, 2010 and 2009, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Net cash provided by (used in) operating activities	$36,475	$(79,505)
Net cash (used in) provided by investing activities	(29,448)	26,666
Net cash provided by financing activities	314	101,579
Net increase in cash and cash equivalents	$7,341	$48,740

Net cash provided by operating activities was approximately $36.5 million for the nine months ended September 30, 2010, compared to net cash used in operating activities of approximately $79.5 million for the nine months ended September 30, 2009. The increase in net cash provided by operating activities was primarily due to the receipt of the $100.0 million upfront payment from AZ in April 2010, partially offset by cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash used in investing activities was approximately $29.4 million for the nine months ended September 30, 2010, compared to net cash provided by investing activities of approximately $26.7 million for the nine months ended September 30, 2009.  Net cash used in investing activities in 2010 was primarily due to purchases of available-for-sale securities of approximately $175.0 million, partially offset by maturities of available-for-sale securities of approximately $148.2 million.  Net cash provided by investing activities in 2009 was primarily due to maturities and sales of available-for-sale securities of approximately $109.6 million, partially offset by purchases of available-for-sale securities of approximately $82.9 million. Capital expenditures were approximately $2.6 million for the nine months ended September 30, 2010, compared to approximately $95,000 for the same period in 2009.

Net cash provided by financing activities was approximately $314,000 for the nine months ended September 30, 2010, compared to approximately $101.6 million for the same period in 2009. Net cash provided by financing activities in 2010 was primarily due to the proceeds from the exercise of outstanding options and the issuance of shares under our ESPP of approximately $1.2 million, partially offset by payments for capital lease financing of approximately $879,000.  In the third quarter of 2009, we completed a public offering in which we received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses. Net cash provided by financing activities for the nine months ended September 30, 2009 also included proceeds from the exercise of outstanding options and the issuance of shares under our ESPP of approximately $1.2 million, partially offset by payments of capital lease obligations of approximately $1.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

As of September 30, 2010, we had the following contractual commitments:

			Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 years
			(in thousands)
Capital Lease obligations (1)	$1,100	$904	$196	$—	$—
Facilities lease	105,226	12,632	26,817	28,999	36,778
Total	$106,326	$13,536	$27,013	$28,999	$36,778

(1)           As of September 30, 2010, we had approximately $1.1 million in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of September 30, 2010 are secured by the equipment financed, bear interest at rates between 4.99% and 10.35% and are due in monthly installments through 2012.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2010, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend.  On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment.  On October 28, 2010, plaintiff submitted a proposed judgment requesting entry of a final judgment in favor of the defendants.  On November 1, 2010, the Court entered a final judgment.  Now that a final judgment has been entered in the action, plaintiff may and is expected to appeal the Court’s decision to grant our motion to dismiss.

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

In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. AZ started its Phase 3 clinical trial program in patients in RA in September 2010. Our collaboration agreement with AZ does not include a research phase. The research phase of our collaboration with Johnson & Johnson ended in 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis ended in 2004. The research phase of our collaboration agreement with Daiichi ended in 2005. In 2004, we signed a new collaboration agreement with Merck, and the research phase of this collaboration ended in May 2007. In 2005, we signed a new collaboration agreement with Pfizer, and the research phase of this collaboration ended in February 2007. Our collaboration agreement with Merck Serono, which, as of February 2010, is no longer active, did not include a research phase. Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the resources and expertise of our collaborative partners could adversely affect our business.

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

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have two product compounds in the clinical testing stage: one with indications for RA, as well as for certain solid tumors that is being implemented by the NCI, all of which indications are subject to a collaboration agreement with AZ; and one in Phase 1b testing and intended for allergic asthma, which is subject to a collaboration agreement with Pfizer, Inc., or Pfizer. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. For example, in our recently completed two Phase 2b clinical trials for fostamatinib in RA, TASKi2 and TASKi3, the most common clinically meaningful drug-related adverse events noted were diarrhea and hypertension. In both our TASKi2 and TASKi3 Phase 2b clinical trials, a meaningfully higher percentage of patients in the fostamatinib treatment groups had blood pressure medication adjusted or initiated during the course of the clinical trials as compared to the placebo group. In larger future clinical trials, we may discover additional side effects and/or higher frequency of side effects than those observed in completed clinical trials. If approved by the FDA, the side effect profile of fostamatinib may also result in a narrowly approved indication for use of the product, especially in light of other drugs currently available to treat RA, dependent on the safety profile of fostamatinib relative to those drugs.

The results of preliminary and mid-stage studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous studies. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. For example, fostamatinib produced significant clinical improvement in RA patients who had failed to respond to methotrexate alone in our TASKi2 Phase 2b clinical trial, but our TASKi3 Phase 2b clinical trial failed to meet its efficacy endpoints in RA patients who had failed to respond to at least one biologic treatment. In addition, if we were to repeat either of the TASKi2 and TASKi3 Phase 2b clinical trials, any such additional trials may not confirm the results observed in the original trials. The Phase 3 clinical program evaluating fostamatinib in RA patients, initiated by our partner, AZ, may not show fostamatinib to be safe and effective for the treatment of RA patients. Finally, with respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical studies based on existing knowledge of the compound. However, we cannot provide assurance that we will meet any of these timelines for clinical development.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 100 pending patent applications and over 170 issued patents in the United States as well as numerous corresponding foreign pending patent applications and issued patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. In October 2010, we received $25.0 million from AZ in connection with the fulfillment of two major milestones in the agreement. The first milestone payment received was for initiation of the Phase 3 clinical program with fostamatinib in patients with RA that was announced by AZ in September 2010. The second milestone payment received was for the completion of the transfer of the fostamatinib long-term open label extension study to AZ.  AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch milestones are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for fostamatinib, as well as significant stepped double-digit royalties on net sales worldwide. We believe that our existing capital resources and the anticipated proceeds from our current collaborations will be sufficient to support our current and projected funding requirements through at least the next 12 months. We may need additional funds in the future and the amount of future funds needed will depend largely on the timing and structure of potential future collaborations. Unless and until we are able to generate a sufficient amount of product revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Although we generated operating income of approximately $50.4 million and $55.0 million for the three and nine months ended September 30, 2010, respectively, this resulted from the one-time upfront payment from AZ received in April 2010, as well as two milestone payments received from AZ in October 2010. We have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. There can be no assurance that we will generate operating income in the future.  For the years ended December 31, 2009 and 2008, we incurred net losses of approximately $111.5 million and $132.3 million, respectively.  Currently, our only potential source of revenues is upfront payments, research and development milestone and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of September 30, 2010, we had an accumulated deficit of approximately $558.2 million. The extent of our future losses or profitability is highly uncertain.

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from milestone payments and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received milestone payments from our collaborations with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma AG, or Novartis, Daiichi Sankyo Co., Ltd., or Daiichi, Merck & Co., Inc., or Merck, Merck Serono and Pfizer. We received an upfront payment of $100.0 million in April 2010 and received milestone payments of $25.0 million in October 2010 from AZ. Under many agreements, however, milestone payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 stock offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib. The plaintiffs seek damages, including rescission or rescissory damages for purchasers in the stock offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the stock offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend.  On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment.  On October 28, 2010, plaintiff submitted a proposed judgment requesting entry of a final judgment in favor of the defendants.  On November 1, 2010, the Court entered a final judgment.  Now that a final judgment has been entered in the action, plaintiff may and is expected to appeal the Court’s decision to grant our motion to dismiss.

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

Date: November 2, 2010

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 2, 2010

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