Form 10-K
period 2010-12-31
RIGEL PHARMACEUTICALS INC
filed 2011-03-01
CIK 1034842

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Common Stock as reported on the Nasdaq Global Market on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was $372,591,482. Shares of the registrant's outstanding Common Stock held by each executive officer, director and affiliates of the registrant's outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

         As of February 23, 2011, there were 52,273,484 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the registrant's 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties. We usually use words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend" or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations, and revenues that may be received from collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. A forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward- looking statements.

PART I

Item 1.    Business

Overview

        Rigel Pharmaceuticals, Inc. was incorporated in Delaware in June 1996, and is based in South San Francisco, California. We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as for muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib (previously referred to as R788), an oral syk inhibitor that has started its phase 3 clinical trial program for rheumatoid arthritis (RA) (partnered with AstraZeneca AB (AZ)), and R343, an inhaled syk inhibitor that is in clinical trials for asthma (partnered with Pfizer, Inc. (Pfizer)).

        During 2010, we:

  •
  Entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors, including fostamatinib. (February 2010);

  •
  Announced that we received an upfront payment of $100.0 million from AZ in connection with the effectiveness of the worldwide license agreement with AZ. (May 2010);

  •
  Announced that we earned $25.0 million from AZ for the fulfillment of two major milestones in the worldwide license agreement; the initiation of the phase 3 clinical program with fostamatinib in patients with RA and completion of the transfer of the fostamatinib long-term open label extension study from us to AZ. (September 2010);

  •
  Announced that we received the Licensing Deal of the Year award from Scrip Intelligence at the Sixth Annual Scrip Awards Banquet. This award recognized the significance of our collaboration agreement with AZ to develop fostamatinib as a novel oral treatment for RA. (December 2010); and

  •
  Announced that the data for TASKi2, the 2009 phase 2b study of fostamatinib in patients with RA, was published in the New England Journal of Medicine. (September 2010).

Strategy

        Our research team is focused on creating a portfolio of product candidates that may be developed as small molecule therapeutics for our own proprietary programs and/or for development by potential collaborative partners. We recognize that the product development process is subject to both high costs and a high risk of failure. We believe that identifying a variety of product candidates and working in conjunction with other pharmaceutical partners may minimize the risk of failure, fill the product pipeline gap at major pharmaceutical companies and ultimately, increase the likelihood of advancing clinical development and potential commercialization of the product candidates.

        The key elements to our scientific and business strategy are to:

  •
  develop a diverse portfolio of drug candidates that addresses a variety of therapeutic indications or that represent significant market opportunities;

  •
  utilize our robust discovery engine to rapidly discover and validate new product candidates in a broad range of therapeutic indications; and

  •
  establish strategic collaborations with pharmaceutical and biotechnology companies to develop and market our product candidates.

Product Development Programs

        Our product development portfolio features multiple novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as for muscle disorders.

Partnered Clinical Programs

  Fostamatinib (previously referred to as R788)—Rheumatoid Arthritis

        Disease background.    RA is a systemic autoimmune inflammatory disease that causes damage to the joints and other organs, affecting approximately 1 in 100 people in the U.S. It is a major cause of disability and is also associated with reduced life expectancy, especially if it is not adequately treated. Despite current treatment options, many patients still experience significant disease activity, including continued joint destruction leading to pain and disability, so new treatment options are needed.

        The current treatment options for RA have significant potential side effects and other shortfalls, including gastrointestinal complications and kidney damage. RA patients may receive multiple drugs depending on the extent and aggressiveness of their disease. Most RA patients eventually require some form of disease modifying anti-rheumatic drugs (DMARDs). This category of drugs includes methotrexate and a variety of intravenously-delivered immunomodulatory agents (anti-tumor necrosis factor (TNF) inhibitors and co-stimulation inhibitors).

        Orally-available syk inhibitor program.    Fostamatinib is an orally bio-available syk inhibitor. It has a novel mechanism of action for the treatment of RA in which it reversibly blocks signaling in multiple cell types involved in inflammation and tissue degradation (e.g., macrophages, osteoclasts, mast cells and B cells). RA is an autoimmune disease characterized by chronic inflammation that affects multiple tissues, but typically produces its most pronounced symptoms in the joints.

  TASKi2

        In July 2009, we announced that fostamatinib produced significant clinical improvement in RA patients in the TASKi2 Phase 2b clinical trial, which evaluated 457 RA patients for up to six months. TASKi2 was a multi-center, randomized, double-blind, placebo-controlled, parallel-dose clinical trial involving RA patients in the U.S., Latin America and Europe who had failed to respond to methotrexate alone. Patients received either 100 mg of fostamatinib b.i.d. (twice a day), 150 mg q.d. (once a day) or placebo.

        Efficacy assessments for each participant were based on the American College of Rheumatology (ACR) criteria, which denotes at least 20% (ACR 20), at least 50% (ACR 50), or at least 70% (ACR 70) improvement, in addition to improvement denoted in the Disease Activity Score (DAS28), from each patient's baseline assessment at the end of the six month treatment period. The groups treated with 100 mg of fostamatinib b.i.d. and 150 mg q.d. reported higher response rates than the placebo group in all aforementioned criteria levels. The efficacy results for the two dosing groups were comparable, although the response rates for the 100 mg b.i.d. group were uniformly greater.

        Consistent with the previous Phase 2a clinical trial (TASKi1), the onset effect of fostamatinib occurred within one week after the initiation of therapy and was maintained. The most frequent adverse events were expected based on results from TASKi1 and appeared to be manageable. The most common clinically meaningful drug-related adverse events noted in TASKi2 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The mean increase in blood pressure at six months from baseline, using a last observation carry forward methodology, was less than 0.5 mmHg for the 150 mg q.d. dose group and approximately 1 mmHg for the 100 mg b.i.d. dose group. On the patients that had a history of high blood pressure, an elevated blood pressure level at screening or baseline, or were on blood pressure medication, approximately 29% in the 150 mg q.d. dose and 39% in the 100 mg b.i.d. dose groups, had blood pressure medication adjusted or initiated during the course of the study, compared with 12% of similar patients from the placebo group. On the patients that did not have a history of high blood pressure, were not on blood pressure medication or did not have an elevated blood pressure level at screening or baseline, approximately 4% from the 150 mg q.d. dose and 9% from the 100 mg b.i.d. dose groups had blood pressure medication initiated during the course of the study, compared with 3% of similar patients from the placebo group. For those patients who had their dose of blood pressure medications adjusted or initiated, their blood pressure was successfully reduced and was generally well controlled throughout the remainder of the trial. The blood pressure medications were standard doses of common blood pressure medication, such as angiotensin-converting enzyme (ACE) inhibitors or diuretics.

        The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and fostamatinib groups.

        Data for TASKi2 was published in the New England Journal of Medicine in September 2010.

  TASKi3

        In July 2009, we also announced results for the TASKi3 Phase 2b clinical trial involving 219 RA patients who had failed to respond to at least one biologic treatment. In the TASKi3 clinical trial, patients received either 100 mg of fostamatinib b.i.d. or placebo b.i.d. for up to three months. The group treated with fostamatinib did not report significantly higher ACR 20, ACR 50, ACR 70 and DAS28 response rates than the placebo group at three months, and therefore, the trial failed to meet its efficacy endpoints. The objective components (C-Reactive Protein and Erythrocyte Sedimentation Rate) of these ACR scores did show a statistically significant difference; however, the subjective reported response rate components did not show a statistically significant difference as compared to placebo. Although the ACR scores for the fostamatinib group were within the expected range in this patient population, the reported placebo response rates were considerably higher than seen in any other previous study of RA biologic failure patients and rose unaccountably between week six (at which point the reported response rates between fostamatinib and placebo were significantly different) and month three (when such reported response rates were no longer significantly different).

        TASKi3 was the first clinical trial for fostamatinib in which anatomical changes in the patients' wrists and hands were evaluated using Magnetic Resonance Imaging and scored using the RAMRIS (Rheumatoid Arthritis Magnetic Resonance Imaging Scoring) system. Those results showed improvements in the treated group versus the placebo group in the Synovitis and Osteitis scores, while the Erosion scores, known to be the slowest to change, showed no significant effect at three months.

        Similar to TASKi2, the most common clinically meaningful drug-related adverse events noted in TASKi3 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The mean increase in blood pressure from baseline at three months, using a last observation carry forward methodology, was 3.2 - 3.6 mmHg for the fostamatinib group. In TASKi3, approximately 26% of the patients that had a history of high blood pressure, had an elevated blood pressure level at screening or baseline, or were on blood pressure medication, had their blood pressure medication adjusted or initiated during the course of the study, compared with 14% of similar patients in the placebo group. Approximately 5% of the patients with a history of high blood pressure, or who were not on blood pressure medication or did not have an elevated blood pressure level at screening or baseline, had their blood pressure medication initiated during the course of the study, compared with 3% of similar patients from the placebo group. For those patients who had dosages of blood pressure medications adjusted or initiated, their blood pressure was successfully reduced and was generally well controlled throughout the remainder of the trial. The blood pressure medications were standard doses of common blood pressure medications such as ACE inhibitors or diuretics.

        The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and fostamatinib groups.

  OSKIRA

        The OSKIRA (Oral Syk Inhibition in Rheumatoid Arthritis) Phase 3 clinical trial program is designed to investigate fostamatinib as a treatment for RA in patients with an inadequate response to DMARDs, including methotrexate (MTX). AZ announced that the OSKIRA clinical trial program will include three pivotal Phase 3 studies assessing the efficacy and tolerability of fostamatinib: two 12-month studies examining the effect of fostamatinib on patients responding inadequately to DMARDs (including MTX), and a six-month study assessing the effect of fostamatinib on patients who have previously responded inadequately to anti-TNF therapy. In September 2010, the first patient was enrolled in the OSKIRA clinical trial program. The OSKIRA clinical trial program also includes a fourth clinical trial, which is a six-month study for the evaluation of efficacy and safety of fostamatinib monotherapy in patients who are DMARD naïve, DMARD intolerant or have inadequate response to DMARDs. The fostamatinib clinical trial program is also expected to include long-term safety extension studies involving more than 2,000 of the patients recruited during the course of the Phase 2 and 3 clinical trial programs. The first anticipated filings of new drug applications with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) based on the OSKIRA clinical trial program are planned for 2013.

  Fostamatinib—Other Indications

        In addition to RA, fostamatinib has been studied in patients with other immune disorders and some cancers. Our collaboration with AZ gives AZ sole responsibility for all development decisions for all indications except for one solid tumor oncology study, which was announced in June 2009 and is funded, designed and implemented by the National Cancer Institute (NCI). Any decisions regarding this study are the responsibility of the NCI.

  R343—Asthma

        Disease background.    Allergic asthma is a chronic inflammatory disorder of the airways. Asthma affects the lower respiratory tract and is marked by episodic flare-ups, or attacks, that can be life threatening. In some patients, allergens, such as pollen, trigger the production of immunoglobulin E (IgE) antibodies, which then bind to mast cells and cause an intracellular signal that results in the release of various chemical mediators. When this process occurs repeatedly over time, it creates persistent inflammation of the airway passages, resulting in the chronic congestion and airway obstruction associated with allergic rhinitis and asthma, respectively.

        Inhaled syk inhibitor program.    R343 is a potent syk inhibitor that blocks IgE receptor signaling. Mast cells play important roles in both early and late phase allergic reactions, and syk inhibitors could potentially prevent both phases.

        In the first quarter of 2005, we announced a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease. The collaboration was focused on our pre-clinical small molecule compounds, which inhibit syk. R343 is the oral syk inhibitor small molecule at the center of this collaboration. Pfizer has completed the Phase 1a clinical trial of an inhaled formulation of R343, which commenced in December 2007 and resulted in a milestone payment of $5.0 million to us. Pfizer completed an initial Phase 1b allergen challenge clinical trial. Pfizer has informed us that they plan on conducting an additional allergen challenge trial in 2011.

Research/Preclinical Programs

        We are conducting proprietary research in the broad disease areas of inflammation/immunology and muscle wasting/muscle endurance. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

        In the area of inflammation /immunology, we have a lead candidate in our oral janus kinase 3 (Jak3) inhibitor program and expect to begin clinical studies by the end of 2011. This program is focused on the treatment of transplant rejection, but could also extend to indications including RA and psoriasis. We also have a lead candidate in our ophthalmological Jak3 program and expect to begin clinical studies for this program in 2011. This program is expected to focus on Sjögren's disease (keratoconjunctivitis sicca, or KS). Additionally, we expect to select a compound for preclinical development in 2011 from our protein kinase C theta (PKCQ) inhibitor program, initially focusing on multiple sclerosis.

        In the area of muscle atrophy and muscle endurance, we are focusing on several signaling pathways that are important for muscle homeostasis. We have developed a series of orally bioavailable compounds that activate AMP-activate protein kinase (AMPK), a critical enzyme that regulates metabolic/energy pathways in cells. Activation of AMPK has been shown to improve measurements of muscle endurance in animal models, and our molecules have demonstrated efficacy in animal models of endurance as well as diabetes. Our ongoing efforts are to determine structure/activity relationships of compounds and examine their experimental physiology. We expect to enter the clinic with this program in late 2012 or 2013 for the potential treatment of patients with congestive heart failure or chronic obstructive pulmonary disease who exhibit exercise intolerance.

        We also have an active small molecule discovery program in muscle wasting. Muscle atrophy, or the loss of muscle mass, is associated with several disease states. Excessive loss of muscle in the context of illness can contribute significantly to both morbidity and mortality rates. Many conditions that have associated muscle loss, including cancer, chronic heart failure, chronic kidney disease, mechanical ventilation and aging (sarcopenia), have significant patient populations that may benefit from therapeutics that counter such muscle loss. One of our core programs in this area is focused on myostatin signaling. Myostatin is a cytokine that signals via the type II activin receptors (ACVR2A and ACVR2B) and has been shown to inhibit muscle growth. We are currently performing structure activity relationship studies on several promising molecules from initial ACVR2A/2B screens, and are developing new screens and models for this program. We expect to enter the clinic with this program in the late 2012 or 2013 for the potential indication of ventilator associated disuse atrophy.

Corporate Collaborations

        We conduct research and development programs independently and in conjunction with our corporate collaborators. We currently have the following active collaborations with three major pharmaceutical/biotechnology companies: AZ, relating to the use of fostamatinib for the treatment of RA and other indications; Pfizer, relating to the use of R343 intrapulmonary (inhaled) asthma and allergy therapeutics; and Daiichi Sankyo Co., Ltd., in the field of oncology. None of these collaborations currently provide us with regular research reimbursement. In each of these collaborations, if certain conditions are met, we are entitled to receive future milestone payments and royalties. We cannot guarantee that these conditions will be met, or that research and development efforts will be successful. As a result, we may not receive any further milestone payments or royalties under these agreements.

  AstraZeneca

        In February 2010, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, previously known as R788, our late-stage investigational product candidate for the treatment of RA and other indications. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral syk inhibitors. The agreement became effective on March 26, 2010 and we received an upfront payment from AZ of $100.0 million in April 2010.

        Under the licensing agreement, our deliverables were: (i) granting a license of rights to fostamatinib, (ii) transfer of technology (know-how) related to fostamatinib, and (iii) conducting, at our expense, the fostamatinib open label extension study until it was transferred to AZ on September 25, 2010. We concluded that these deliverables should be accounted for as one single unit of accounting and we recognized the $100.0 million upfront payment received in April 2010 from AZ ratably over the performance period from March 26, 2010, the effective date of the agreement, through September 25, 2010, the completion date of the last deliverable, which was the transfer of the fostamatinib long-term open label extension study to AZ. We elected a straight-line method for recognition of this upfront payment as the effort to advance and transfer the study was fairly consistent over the transition period.

        On September 29, 2010, we announced that we earned $25.0 million from AZ in consideration for the fulfillment of two major milestones in the agreement. The first milestone was the initiation of the Phase 3 clinical trial program with fostamatinib in patients with RA that was announced by AZ on September 29, 2010. The second milestone was the completion of the transfer of the fostamatinib long-term open label extension study to AZ, which was also completed in September 2010. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch milestones are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any.

        Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured within 60 days from the date of notice, or in the event of insolvency of the other party. We may also terminate the agreement in its entirety if AZ challenges the validity, enforceability or scope of any of our patents licensed to AZ by us under the agreement. AZ may also terminate the agreement either without cause upon 180 days' written notice, or in the event of any change of control of Rigel upon 30 days' written notice. If neither party terminates the agreement, then the agreement will remain in effect until the cessation of all commercial sales of all products subject to the agreement, including fostamatinib.

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

        In connection with this collaboration, Pfizer paid us upfront fees of $10.0 million and purchased $5.0 million of our common stock at a premium in 2005. We have earned and will continue to earn milestone payments in connection with certain clinical events, should they occur, as well as royalties from sales of the resulting products upon marketing approval, if any. Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $175.0 million and mid-single-digit to low double-digit royalties on sales. In May 2006, we achieved the first milestone upon selection of the licensed compound and received a $5.0 million milestone payment when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma. In December 2007, we received a second milestone payment of $5.0 million when Pfizer initiated a Phase 1 clinical trial on R343. No milestone payments were received in 2008, 2009 and 2010 as no further milestones were achieved. Pfizer completed an initial Phase 1b allergen challenge clinical trial. Pfizer has informed us that they plan on conducting an additional allergen challenge trial in 2011. Pfizer remains obligated to pay us various milestones and royalties in the future if certain conditions are achieved.

        Pfizer may terminate the collaboration agreement for any reason upon prior written notice to us, for cause if we materially breach the agreement and such breach remains uncured, or if we become insolvent. We may terminate the collaboration agreement for cause if Pfizer fails to meet certain diligence efforts, materially breaches the agreement and such breach remains uncured, or becomes insolvent. If neither party exercises its option to terminate the collaboration agreement, then the agreement automatically terminates on the later of: (1) the last valid claim to expire covering a licensed product and (2) after a specified period from the launch of a licensed product.

  Daiichi Sankyo

        In August 2002, we signed an agreement for a collaboration with Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the agreement. Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $33.9 million and we are entitled to receive royalties on any commercialized products to emerge from the collaboration at low to mid-single-digit royalties on sales. We have earned to date milestone payments totaling $5.7 million, including a milestone payment of $750,000 for the first designation of a rational design lead compound that we received in December

2009, and may earn additional milestone payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world.

        Either party may terminate the collaboration agreement if the other party materially breaches the agreement and such breach remains uncured, or after a specified period from the end of a designated research period if no product is commercialized (unless the parties agree to extend the collaboration). The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party exercises its option to terminate the collaboration agreement, then the agreement automatically terminates on the later of (1) the expiration of the last patent with a claim that covers the composition of matter of a product (or manufacture or use of a product under certain circumstances) and (2) after a specified period from the initial commercialization of a licensed product.

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

Pharmacology and Preclinical Development

        We believe that the rapid characterization and optimization of lead compounds identified in high throughput screening (HTS) will generate high quality preclinical development candidates. Our pharmacology and preclinical development group facilitates lead optimization by characterizing lead compounds with respect to pharmacokinetics, potency, efficacy and selectivity. The generation of proof-of-principle data in animals and the establishment of standard pharmacological models with which to assess lead compounds represent integral components of lead optimization. As programs move through the lead optimization stage, our pharmacology and preclinical development groups support our chemists and biologists by performing the necessary studies, including toxicology, for investigational new drug (IND) application submissions.

Clinical Development

        We have assembled a team of experts in drug development to design and implement clinical trials and to analyze the data derived from these trials. The clinical development group possesses expertise in project management and regulatory affairs.

Intellectual Property

        We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. We have over 95 pending patent applications and over 185 issued patents in the United States, as well as pending corresponding foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

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

        We currently hold a number of issued patents in the United States, as well as corresponding applications that allow us to pursue patents in other countries, some of which have been allowed and/or granted and others of which we expect to be granted. Specifically, in most cases where we hold a U.S. issued patent, the subject matter is covered at least by an application filed under the Patent Cooperation Treaty (PCT), which is then used or has been used to pursue protection in certain countries that are members of the treaty. Our material patents relate to fostamatinib, an oral syk inhibitor, and R406, the active metabolite of fostamatinib.

        Fostamatinib.    Fostamatinib is covered as a composition of matter in a U.S. issued patent that has an expiration date in September 2026, after taking into account a patent term adjustment, and may be granted further protection under the patent term extension rules related to conducting clinical trials. Fostamatinib is also covered under broader composition of matter claims in a U.S. issued patent that has an expiration date in March 2026, after taking into account a patent term adjustment. Methods of using fostamatinib to treat various indications, methods of making fostamatinib, and compositions of matter covering certain intermediates used to make fostamatinib are also covered, respectively, in three U.S. issued patents; the earliest expiration date of any of these patents is in April 2023 and the latest expiration date is in June 2026, after taking into account patent term adjustments. Corresponding applications have been filed in foreign jurisdictions under the PCT, and are at various stages of prosecution. Of note, a patent covering fostamatinib as a composition of matter and in compositions for use treating various diseases has been granted by the European Patent Office.

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

Research and Development Expenses

        A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. See "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for fiscal years 2010, 2009, and 2008.

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

        Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (EU), registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA clearance.

Manufacturing and Raw Materials

        We currently rely on, and will continue to rely on, third party contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical and anticipated clinical trials.

Employees

        As of December 31, 2010, we had 145 employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

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

Available Information

        Our website is located at www.rigel.com. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K. We electronically file with the Securities and Exchange Commission (SEC) our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our director and officers' Section 16 reports and other SEC filings and amendments to the reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Further, a copy of these reports is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

        Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties now and in the future. We rely on these arrangements for not only financial resources, but also for expertise we need now and in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if these collaborations or additional third parties with which we may collaborate, if any, will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. In addition, our corporate collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate. Although Pfizer has informed us that they plan to conduct an allergen challenge trial in 2011, they may later decide to delay or discontinue the trial. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason, including corporate restructuring, such failure might delay our ongoing research and development efforts, because we might not receive any future milestone payments, and we would not receive any royalties associated with such compound or product. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

        In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. AZ started its Phase 3 clinical trial program in patients in RA in September 2010. Our collaboration agreement with AZ does not include a research phase. The research phase of our collaboration with Johnson & Johnson ended in 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis Pharma AG (Novartis) ended in 2004. The research phase of our collaboration agreement with Daiichi ended in 2005. In 2004, we signed a new collaboration agreement with Merck & Co., Inc. (Merck), and the research phase of this collaboration ended in May 2007. In 2005, we signed a new collaboration agreement with Pfizer, and the research phase of this collaboration ended in February 2007. Our collaboration agreement with Merck Serono, which, as of February 2010, is no longer active, did not include a research phase. Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the resources and expertise of our collaborative partners could adversely affect our business.

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

        Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. For example, in our two Phase 2b clinical trials for fostamatinib in RA, TASKi2 and TASKi3, the most common clinically meaningful drug-related adverse events noted were diarrhea and hypertension. In both our TASKi2 and TASKi3 Phase 2b clinical trials, a meaningfully higher percentage of patients in the fostamatinib treatment groups had blood pressure medication adjusted or initiated during the course of the clinical trials as compared to the placebo group. In larger future clinical trials, we may discover additional side effects and/or higher frequency of side effects than those observed in completed clinical trials. If approved by the FDA, the side effect profile of fostamatinib may also result in a narrowly approved indication for use of the product, especially in light of other drugs currently available to treat RA, dependent on the safety profile of fostamatinib relative to those drugs.

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

        Our success will depend to a large part on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 95 pending patent applications and over 185 issued patents in the United States, as well as pending corresponding foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies' patents.

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

        We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. In October 2010, we received $25.0 million from AZ in connection with the fulfillment of two major milestones in the agreement. The first milestone payment received was for initiation of the Phase 3 clinical program with fostamatinib in patients with RA that was announced by AZ in September 2010. The second milestone payment received was for the completion of the transfer of the fostamatinib long-term open label extension study to AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch milestones are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for fostamatinib, as well as significant stepped double-digit royalties on net sales worldwide. We believe that our existing capital resources and the anticipated proceeds from our current collaborations will be sufficient to support our current and projected funding requirements through at least the next 12 months. We may need additional funds in the future and the amount of future funds needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials. Unless and until we are able to generate a sufficient amount of product and royalty revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of milestone and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

        Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, this resulted from the one-time upfront payment from AZ received in April 2010, as well as two milestone payments received from AZ in October 2010. We have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses in the next three years and there can be no assurance that we will generate operating income in the future. For the years ended December 31, 2009 and 2008, we incurred net losses of approximately $111.5 million and $132.3 million, respectively. Currently, our only potential source of revenues is upfront payments, research and development milestone and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of December 31, 2010, we had an accumulated deficit of approximately $575.4 million. The extent of our future losses or profitability is highly uncertain.

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

        To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from milestone payments and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any milestone payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received milestone payments from our collaborations with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis, Daiichi, Merck, Merck Serono and Pfizer. We received an upfront payment of $100.0 million in April 2010 and received milestone payments of $25.0 million in October 2010 from AZ. Under many agreements, however, milestone payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (the Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act of 1933, as amended (the Securities Act), and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010, appealing the district court's order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. Our opposition brief is due on or before March 25, 2011.

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

        We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical testing. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

Item 3.    Legal Proceedings

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for the Stock Offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010, appealing the district court's order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. Our opposition brief is due on or before March 25, 2011.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock commenced trading publicly on a predecessor to the Nasdaq Global Market under the symbol "RIGL" on December 7, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2009
First Quarter	$8.85	$4.19
Second Quarter	$13.32	$5.39
Third Quarter	$14.75	$6.58
Fourth Quarter	$10.15	$6.03
Year Ended December 31, 2010
First Quarter	$10.03	$7.21
Second Quarter	$8.49	$6.02
Third Quarter	$8.83	$6.79
Fourth Quarter	$8.78	$7.45

        On February 23, 2011, the last reported sale price for our common stock on the Nasdaq Global Market was $6.73 per share.

Holders

        As of February 23, 2011, there were approximately 121 stockholders of record of our common stock.

Dividends

        We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

        The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2005 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified-capitalization weighted index that includes securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

*
$100 invested on 12/31/05 in stock or index-including reinvestment of dividends at fiscal year ending December 31.

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

	Fiscal Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations	$125,000	$750	$—	$12,600	$33,473
Costs and expenses:
Research and development	64,392	90,743	109,670	70,364	56,968
General and administrative	25,291	20,903	27,044	21,763	19,552
Restructuring charges	—	1,141	—	—	—

Total costs and expenses	89,683	112,787	136,714	92,127	76,520

Income (loss) from operations	35,317	(112,037)	(136,714)	(79,527)	(43,047)
Other income	2,361	—	—	—	—
Interest income	303	600	4,439	5,476	5,700
Interest expense	(91)	(203)	(160)	(221)	(290)

Income (loss) before income taxes	37,890	(111,640)	(132,435)	(74,272)	(37,637)
Income tax benefit	—	93	89	—	—

Net income (loss)	37,890	(111,547)	(132,346)	(74,272)	(37,637)

Net income (loss) per share:
Basic	$0.73	$(2.73)	$(3.67)	$(2.57)	$(1.51)
Diluted	$0.72	$(2.73)	$(3.67)	$(2.57)	$(1.51)
Weighted average shares used in
computing net income (loss) per share:
Basic	52,055	40,876	36,025	28,936	24,936
Diluted	52,573	40,876	36,025	28,936	24,936

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$177,295	$133,318	$134,477	$108,296	$104,471
Working capital	168,600	118,195	113,936	95,018	96,776
Total assets	186,695	140,744	143,858	115,789	113,240
Capital lease obligations, less current portion	45	883	2,053	784	1,082
Accumulated deficit	(575,434)	(613,324)	(501,777)	(369,431)	(295,159)
Total stockholders' equity	166,131	109,867	104,165	82,182	87,229

        See Note 1 to the Financial Statements for description of the number of shares used in the computation of basic and diluted income (loss) per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as for muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib, an oral syk inhibitor that has started its phase 3 clinical trial program for RA (partnered with AZ), and R343, an inhaled syk inhibitor that is in clinical trials for asthma (partnered with Pfizer).

        Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of December 31, 2010, we had approximately $177.3 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next twelve months. Until we are able to generate sufficient amounts of product and royalty revenues, we expect to finance future cash needs through collaboration and licensing arrangements or public and/or private equity or debt offerings, as well as through interest income earned on the investment of our cash balances and short-term investments.

Product Development Programs

        Our product development portfolio features multiple novel, small-molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory and autoimmune disorders, as well as for muscle disorders. Please refer to "Part I. Item 1. Business-Product Development Programs" for a detailed discussion of our multiple product candidates in development.

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

        The following table presents our total research and development expense by category.

	Years Ended December 31,
	2010	2009	2008
		(in thousands)
Categories:
Research	$20,082	$18,845	$23,446
Development	19,000	46,226	57,173
Other	25,310	25,672	29,051

	$64,392	$90,743	$109,670

        "Other" expenses mainly represent allocated stock-based compensation expenses of approximately $9.0 million, $8.9 million and $12.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and allocated facilities costs of approximately $16.3 million for the year ended December 31, 2010 and $16.7 million for each of the years ended December 31, 2009 and 2008.

        For the period from January 1, 2007 to December 31, 2010, total research and development expense by category was $86.3 million, $146.6 million, and $102.3 million, for research, development, and other, respectively.

        For the year ended December 31, 2010, the major portion of our research and development expense was related to the extension trials in RA patients and the oral Jak3 inhibitor program. For the years ended December 31, 2009 and 2008, the major portion of our research and development expense was associated with our two Phase 2b clinical trials (TASKi2 and TASKi3), as well as the related extension trials in RA patients. The expenses for these programs are included under "Development" in the table above.

        The Phase 2 clinical trials of fostamatinib in RA were completed in 2009. We licensed the rights to fostamatinib to AZ in February 2010. On September 29, 2010, AZ announced the enrollment of the first patient in the Phase 3 clinical program for fostamatinib, referred to as OSKIRA. The first anticipated filings of new drug applications with the FDA and the EMA based on the OSKIRA clinical trial program are planned for 2013. AZ will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors.

        The scope and magnitude of future research and development expense are difficult to predict given the number of clinical trials that we will need to conduct for any of our potential products, as well as our limited capital resources. Preclinical testing and clinical development are long, expensive and uncertain processes. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical trials in humans. Each of these steps is typically more expensive than the previous step. Success in early stages of development often results in increasing expenditures for a given product candidate. Significant delays in clinical testing could materially impact our product development costs and timing of completion of the clinical trials. We do not know whether planned clinical trials will begin on time, will need to be halted or revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, delays from scale up, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a clinical trial at a prospective clinical site or delays in recruiting subjects to participate in a clinical study.

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

        For a discussion of the risks and uncertainties associated with the timing and costs of completing the development of our drug candidates, see "Part I. Item 1A. Risk Factors," including in particular the following risks:

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

        For further discussion on research and development activities, see "Research and Development Expense" under "Results of Operations" below.

Critical Accounting Policies and the Use of Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to the terms of our research and development collaborations (i.e. revenue recognition of upfront fees and certain milestone payments), investments, stock-based compensation, impairment issues, the estimated useful life of assets, estimated accruals and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the year ended December 31, 2010 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

        We present revenue from our collaboration arrangements under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of any undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

        Revenues associated with substantive, at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the applicable milestones.

Stock-Based Compensation

        Total stock-based compensation expense related to our officers, directors and all other employees and consultants stock option plans that we recognized for the year ended December 31, 2010, 2009 and 2008 was comprised as follows:

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2010	2009	2008	2010 from 2009	2009 from 2008
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$16,405	$13,217	$23,565	$3,188	$(10,348)
Consultant options	31	99	194	(68)	(95)
Restructuring charges	—	122	—	(122)	122

Total	$16,436	$13,438	$23,759	$2,998	$(10,321)

        We grant options to purchase our common stock to our officers, directors and all other employees and consultants under our stock option plans. Eligible employees can also purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date under our employee stock purchase plan (Purchase Plan). The benefits provided under these plans are stock-based payments subject to the provisions of FASB ASC 718. We adopted the use of the straight-line attribution method over the requisite service period for the entire award. In addition, we estimate the amount of expected forfeitures when calculating compensation costs, then record actual forfeitures as they occur. We review our forfeiture rates each quarter and make any necessary changes to our estimates.

        The increase in stock-based compensation expense for the year ended December 31, 2010, as compared to the same period in 2009, was primarily due to the stock-based compensation expense amortization resulting from the increase in the number of options granted in the second quarter of 2010, as compared to the same period in 2009, as well as an additional full quarter of stock-based compensation expense amortization in the first quarter of 2010 related to options granted in late March of 2009, which were fully amortized as of the end of the first quarter of 2010. The decrease in stock-based compensation expense for the year ended December 31, 2009, as compared to the same period in 2008, was primarily due to the lower valuation of options granted in the first quarter of 2009 and only three quarters of the stock-based compensation expense related to these grants being recognized in 2009 because of a late March 2009 grant date.

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

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

Revenues

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2010	2009	2008	2010 from 2009	2009 from 2008
	(in thousands)
Contract revenues from collaborations	$125,000	$750	$—	$124,250	$750

        Revenues by collaborator were:

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2010	2009	2008	2010 from 2009	2009 from 2008
	(in thousands)
AstraZeneca	$125,000	$—	$—	$125,000	$—
Daiichi Sankyo	—	750	—	(750)	750

Total	$125,000	$750	$—	$124,250	$750

        Contract revenues of $125.0 million in 2010 consisted of the $100.0 million upfront payment from AZ pursuant to the exclusive worldwide license agreement for fostamatinib and $25.0 million in milestone payments earned under the agreement for the initiation of the Phase 3 clinical program with fostamatinib in patients with RA and for the completion of transferring the fostamatinib long-term open label extension study to AZ. Contract revenues of $750,000 in 2009 consisted of a milestone payment from Daiichi for the first designation of a rational design lead compound. There were no contract revenues reported during the year ended December 31, 2008.

        The increase in revenues for the year ended December 31, 2010, as compared to the similar period in 2009, was due to the recognition of the upfront payment and milestone payments from AZ in 2010 as discussed above. The increase in revenues for the year ended December 31, 2009, as compared to the similar period in 2008, was due to the recognition of the milestone payment from Daiichi in December 2009. We had no deferred revenue as of December 31, 2010. Our potential future revenues in 2011 may include certain milestone payments from our current collaboration partners and upfront and milestone payments from new collaboration partners we enter into agreements with in the future.

Research and Development Expense

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2010	2009	2008	2010 from 2009	2009 from 2008
	(in thousands)
Research and development expense	$64,392	$90,743	$109,670	$(26,351)	$(18,927)
Stock-based compensation expense included in research and development expense	$9,025	$8,937	$12,272	$88	$(3,335)

        The decrease in research and development expense for the year ended December 31, 2010, compared to the same period in 2009, was primarily due to the completion of our two Phase 2b clinical trials, TASKi2 and TASKi3, in July 2009, as well as the completion of the transfer of the fostamatinib open label extension study to AZ in September 2010, partially offset by the increase in costs related to the oral Jak3 inhibitor program. The decrease in research and development expenses for the year ended December 31, 2009, compared to the same period in 2008, was primarily due to a decrease in clinical trial costs as a result of the completion of TASKi2 and TASKi3 in July 2009, the decrease in stock-based compensation expense discussed under "Stock-Based Compensation" above, and cost savings resulting from the restructuring implemented in the first quarter of 2009, as discussed under "Restructuring Charges" below.

General and Administrative Expense

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2010	2009	2008	2010 from 2009	2009 from 2008
	(in thousands)
General and administrative expense	$25,291	$20,903	$27,044	$4,388	$(6,141)
Stock-based compensation expense included in general and administrative expense	$7,411	$4,379	$11,487	$3,032	$(7,108)

        The increase in general and administrative expense for the year ended December 31, 2010, as compared to the same period in 2009, was primarily due to the increase in stock-based compensation expense discussed under "Stock-Based Compensation Expense" above, and certain one-time investment banking fees associated with the closing of our transaction with AZ. The decrease in general and administrative expenses for the year ended December 31, 2009, as compared to the same period in 2008, was primarily attributable to a decrease in stock-based compensation expense discussed under "Stock-Based Compensation" above, partially offset by the increase in bonus expense for 2009.

Restructuring Charges

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2010	2009	2008	2010 from 2009	2009 from 2008
	(in thousands)
Restructuring charges	$—	$1,141	$—	$(1,141)	$1,141
Stock-based compensation expense included in restructuring charges	$—	$122	$—	$(122)	$122

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

Other income

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2010	2009	2008	2010 from 2009	2009 from 2008
	(in thousands)
Other income	$2,361	$—	$—	$2,361	$—

        Other income in 2010 consists of our total cash grant from the Internal Revenue Service of approximately $2.4 million related to the previously filed applications under the Qualifying Therapeutic Discovery Projects (Section 48D of the Internal Revenue Code). Of this amount, $2.1 million was received in 2010 and the remainder is expected to be received in 2011.

Interest income

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2010	2009	2008	2010 from 2009	2009 from 2008
	(in thousands)
Interest income	$303	$600	$4,439	$(297)	$(3,839)

        Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the year ended December 31, 2010, as compared to the same period in 2009, was due to lower interest rates in 2010. The decrease in interest income for the year ended December 31, 2009, as compared to the same period in 2008, was due to lower average cash balances and lower interest rates earned on our investments in 2009.

Interest expense

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2010	2009	2008	2010 from 2009	2009 from 2008
	(in thousands)
Interest expense	$(91)	$(203)	$(160)	$112	$(43)

        Interest expense primarily results from our capital lease obligations associated with fixed asset acquisitions. The decrease in interest expense for the year ended December 31, 2010, as compared to the same period in 2009, was primarily due to the lower average outstanding balance of capital lease obligations in 2010, as compared to the same period in 2009. Interest expense was relatively flat for the years 2009 and 2008.

Income tax benefit

	Years Ended December 31,			Aggregate Change	Aggregate Change
	2010	2009	2008	2010 from 2009	2009 from 2008
	(in thousands)
Income tax benefit	$—	$93	$89	$(93)	$4

        Income tax benefit in 2009 resulted from a federal refundable tax credit in accordance with the provisions of the American Recovery and Reinvestment Act of 2009. Income tax benefit in 2008 resulted from a federal refundable tax credit in accordance with the provisions of the Housing and Economic Recovery Act of 2008. These benefits under the Acts expired as of December 31, 2009.

Recent Accounting Pronouncements

        In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17 thereby amending ASC 605 for revenue recognition related to the milestone method of revenue recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We will adopt the amendments on January 1, 2011 on a prospective basis. We evaluated the impact of adopting ASU No. 2010-17 and believe it will have no material effect on our financial statements.

        In October 2009, the FASB issued ASU No. 2009-13 (formerly Emerging Issues Task Force, or EITF, No. 08-1) on ASC 605 for revenue recognition related to multiple-deliverable revenue arrangements. ASU No. 2009-13 provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in the allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We will adopt the amendments on January 1, 2011 on a prospective basis. We evaluated the impact of adopting ASU No. 2009-13 and believe it will have no material effect on our financial statements.

Liquidity and Capital Resources

Cash Requirements

        From inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment from AZ of $100.0 million in April 2010. In October 2010, we received $25.0 million from AZ for the fulfillment of two major milestones under the worldwide license agreement for the initiation of the Phase 3 clinical trial program of fostamatinib in patients with RA and for the completion of the transfer of the fostamatinib long-term open label extension study to AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch milestones are achieved for fostamatinib. We will also be eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for fostamatinib, as well as significant stepped double-digit royalties on net sales worldwide.

        In October 2010, we were notified by the Internal Revenue Service that we have been certified to receive a total cash grant of approximately $2.4 million related to the previously filed applications under the Qualifying Therapeutic Discovery Projects (Section 48D of the Internal Revenue Code). Of this amount, approximately $2.1 million was received in November 2010 and the remainder is expected to be received in 2011.

        As of December 31, 2010, we had approximately $177.3 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $133.3 million as of December 31, 2009, an increase of approximately $44.0 million. The increase was primarily attributable to the receipt of the $125.0 million in upfront and milestone payments from AZ, partially offset by operating expenses for the year ended December 31, 2010. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

        Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. For the years ended December 31, 2010 and 2009, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$46,743	$(102,779)	$(103,518)
Investing activities	(53,403)	(30,664)	(26,970)
Financing activities	820	102,155	131,990

Net (decrease) increase in cash and cash equivalents	$(5,840)	$(31,288)	$1,502

        Net cash provided by operating activities was approximately $46.7 million in 2010 compared to net cash used in operating activities of approximately $102.8 million and $103.5 million in 2009 and 2008, respectively. The increase in net cash provided by operating activities in 2010 compared with 2009 was mainly due to the receipt from AZ of the $100.0 million upfront payment in April 2010 and $25.0 million in milestone payments in October 2010, partially offset by the cash payments related to our research and development programs. The decrease in net cash used in operating activities in 2009 compared with 2008 was primarily due to the decrease in cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

        Net cash used in investing activities was approximately $53.4 million in 2010 compared to approximately $30.7 million and $26.9 million in 2009 and 2008, respectively. The increase in net cash used in investing activities in 2010 compared with 2009 related primarily to purchases of available-for-sale securities of approximately $266.1 million, partially offset by maturities of available-for-sale securities of approximately $216.2 million. The increase in net cash used in investing activities in 2009 compared with 2008 related primarily to purchases of available-for-sale securities of approximately $169.9 million, partially offset by maturities of available-for-sale securities of approximately $131.2 million and sale of available-for-sale securities of approximately $8.2 million. Capital expenditures were approximately $3.6 million in 2010 compared to $141,000 in 2009 and $2.5 million in 2008.

        Net cash provided by financing activities was approximately $820,000 in 2010 compared to approximately $102.2 million and $132.0 million in 2009 and 2008, respectively. Net cash provided by financing activities in 2010 included proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan of approximately $2.0 million. Net cash provided by financing activities in 2009 and 2008 was mainly due to the public offerings we completed in those years. In the third quarter of 2009, we completed a public offering in which we received net proceeds of approximately $101.5 million. In the first quarter of 2008, we completed a public offering in which we received net proceeds of approximately $127.5 million. Net cash provided by financing activities also included proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan of approximately $2.1 million and $2.8 million in 2009 and 2008, respectively. We did not have proceeds from capital lease financing in 2010 and 2009 compared to approximately $2.9 million in 2008. Net cash provided by financing activities was partially offset by payments on capital lease obligations of approximately $1.1 million, $1.4 million and $1.2 million in 2010, 2009 and 2008, respectively.

Off-Balance Sheet Arrangements

        As of December 31, 2010, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

        As of December 31, 2010, we had the following contractual commitments:

		Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Capital Lease obligations(1)	$821	$776	$45	$—	$—
Facilities lease	102,152	12,756	27,081	29,281	33,034

Total	$102,973	$13,532	$27,126	$29,281	$33,034

(1)
As of December 31, 2010, we had approximately $821,000 in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of December 31, 2010 are secured by the equipment financed, bear interest at rates between 4.99% and 7.41% and are due in monthly installments through 2012.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities. In 2010,

2009 and 2008, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short-term nature of these investments, we believe we do not have a material exposure to interest rate risk arising from our investments. In addition, we believe we have no incremental or new risk related to recent credit market volatility. Therefore, no quantitative tabular disclosure is provided.

        We have operated primarily in the United States, and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rigel Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rigel Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
March 1, 2011

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,877	$14,717
Available-for-sale securities	168,418	118,601
Prepaid expenses and other current assets	2,631	2,650

Total current assets	179,926	135,968
Property and equipment, net	4,534	2,291
Other assets	2,235	2,485

	$186,695	$140,744

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,403	$3,154
Accrued compensation	4,811	6,840
Other accrued liabilities	4,357	6,718
Capital lease obligations	755	1,061

Total current liabilities	11,326	17,773
Long-term portion of capital lease obligations	45	883
Long-term portion of deferred rent	9,056	12,064
Other long-term liabilities	137	157
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2010 and 2009	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,271,184 and 51,956,140 shares issued and outstanding as of December 31, 2010 and 2009, respectively	52	52
Additional paid-in capital	741,551	723,151
Accumulated other comprehensive loss	(38)	(12)
Accumulated deficit	(575,434)	(613,324)

Total stockholders' equity	166,131	109,867

	$186,695	$140,744

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Contract revenues from collaborations	$125,000	$750	$—
Costs and expenses:
Research and development	64,392	90,743	109,670
General and administrative	25,291	20,903	27,044
Restructuring charges	—	1,141	—

Total costs and expenses	89,683	112,787	136,714

Income (loss) from operations	35,317	(112,037)	(136,714)
Other income	2,361	—	—
Interest income	303	600	4,439
Interest expense	(91)	(203)	(160)

Income (loss) before income taxes	37,890	(111,640)	(132,435)
Income tax benefit	—	93	89

Net income (loss)	$37,890	$(111,547)	$(132,346)

Net income (loss) per share:
Basic	$0.73	$(2.73)	$(3.67)
Diluted	$0.72	$(2.73)	$(3.67)
Weighted average shares used in computing net income (loss) per share:
Basic	52,055	40,876	36,025
Diluted	52,573	40,876	36,025

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2007	31,381,774	$31	$451,384	$198	$(369,431)	$82,182
Net loss	—	—	—	—	(132,346)	(132,346)
Change in unrealized gain on available-for-sale securities	—	—	—	198	—	198

Comprehensive loss						(132,148)
Issuance of common stock at $27.00 per share for cash, net of issuance costs	5,000,000	5	127,535	—	—	127,540
Issuance of common stock upon exercise of options and participation in Purchase Plan	264,623	1	2,831	—	—	2,832
Stock compensation expense	—	—	23,759	—	—	23,759

Balance at December 31, 2008	36,646,397	37	605,509	396	(501,777)	104,165

Net loss	—	—	—	—	(111,547)	(111,547)
Change in unrealized loss on available-for-sale securities	—	—	—	(408)	—	(408)

Comprehensive loss						(111,955)
Issuance of common stock at $7.25 per share for cash, net of issuance costs	14,950,000	15	101,445	—	—	101,460
Issuance of common stock upon exercise of options and participation in Purchase Plan	359,743	—	2,143	—	—	2,143
Stock compensation expense			13,438	—	—	13,438
Warrants issued with lease amendment—4	—	—	616	—	—	616

Balance at December 31, 2009	51,956,140	$52	$723,151	$(12)	$(613,324)	$109,867
Net income	—	—	—	—	37,890	37,890
Change in unrealized loss on available-for-sale securities	—	—	—	(26)	—	(26)

Comprehensive income						37,864
Issuance of common stock upon exercise of options and participation in Purchase Plan	315,044	—	1,964	—	—	1,964
Stock compensation expense			16,436	—	—	16,436

Balance at December 31, 2010	52,271,184	$52	$741,551	$(38)	$(575,434)	$166,131

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$37,890	$(111,547)	$(132,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,317	1,403	1,425
Stock-based compensation expense	16,436	13,438	23,759
Changes in assets and liabilities:
Prepaid expenses and other current assets	19	960	(776)
Other assets	250	335	(105)
Accounts payable	(1,751)	(2,830)	1,721
Accrued compensation	(2,029)	5,215	(6,508)
Other accrued liabilities	(2,361)	(5,311)	9,998
Deferred rent and other long term liabilities	(3,028)	(4,442)	(686)

Net cash provided by (used in) operating activities	46,743	(102,779)	(103,518)

Investing activities
Purchases of available-for-sale securities	(266,092)	(169,928)	(194,603)
Maturities and sales of available-for-sale securities	216,249	139,391	170,122
Proceeds from the sale of property and equipment	—	14	18
Capital expenditures	(3,560)	(141)	(2,507)

Net cash used in investing activities	(53,403)	(30,664)	(26,970)

Financing activities
Proceeds from capital lease financing	—	—	2,862
Payments on capital lease obligations	(1,144)	(1,448)	(1,244)
Net proceeds from issuances of common stock and warrants	1,964	103,603	130,372

Net cash provided by financing activities	820	102,155	131,990

Net (decrease) increase in cash and cash equivalents	(5,840)	(31,288)	1,502
Cash and cash equivalents at beginning of period	14,717	46,005	44,503

Cash and cash equivalents at end of period	$8,877	$14,717	$46,005

Supplemental disclosure of cash flow information
Interest paid	$84	$176	$172

Income tax refund	$98	$88	$—

Schedule of non cash transactions
Issuance of warrant with lease amendment	$—	$616	$—

See accompanying notes.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

        In this Annual Report on Form 10-K, "Rigel," "we," "us" and "our" refer to Rigel Pharmaceuticals, Inc. and "common stock" refers to Rigel's common stock, par value $0.001 per share.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and basis of presentation

        We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as for muscle disorders.

Financial statement preparation

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made by management include those relating to the terms of our research and development collaborations (i.e. revenue recognition of upfront fees and certain milestone payments), investments, stock-based compensation, impairment issues, the estimated useful life of assets, estimated accruals and contingencies. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made, however actual results could differ from these estimates. To the extent there are material differences between these estimates and actual results, our financial statements will be affected.

Stock award plans

        We have two stock option plans, the 2000 Equity Incentive Plan (2000 Plan) and 2000 Non-Employee Directors Stock Option Plan (Directors' Plan), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. Under the plans, we may issue non-qualified options or incentive stock options. We also have an employee stock purchase plan, or Purchase Plan, where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The benefits provided under these plans are stock-based payments subject to the provisions of FASB ASC 718 and guidance under the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 107 and SAB No. 110.

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

        All cash equivalents and short-term investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value at December 31, 2010 and 2009. Unrealized gains (losses) are reported in stockholders' equity and included in other comprehensive income (loss). Fair value is estimated based on available market information. The cost of securities sold is based on the

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

specific identification method. See Note 5 for a summary of available-for-sale securities at December 31, 2010 and 2009.

Fair value of financial instruments

        The carrying values of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. Available-for-sale securities are carried at fair value at December 31, 2010 and 2009. The carrying values of capital lease obligations approximate fair value due to similar financing arrangements being available to us at market interest rates.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income (loss) per share

        Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include stock options and warrants and shares under our Purchase Plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

        The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Year Ended December 31,
	2010	2009	2008
EPS Numerator:
Net income (loss)	$37,890	$(111,547)	$(132,346)

EPS Denominator—Basic:
Weighted-average common shares outstanding	52,055	40,876	36,025

EPS Denominator—Diluted:
Weighted-average common shares outstanding	52,055	40,876	36,025
Dilutive effect of stock options, shares under Purchase Plan and warrant	518	—	—

Weighted-average shares outstanding and common stock equivalents	52,573	40,876	36,025

Net income (loss) per common share:
Basic	$0.73	$(2.73)	$(3.67)
Diluted	$0.72	$(2.73)	$(3.67)

        During all periods presented, we had securities outstanding which could potentially dilute basic earnings (loss) per share, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands, except per share amounts):

	December 31,
	2010	2009	2008
Outstanding options	7,536	7,915	6,387
Warrants	—	200	100
Weighted average exercise price of options	$15.08	$14.32	$16.82
Weighted average exercise price of warrants	$—	$6.61	$10.57

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

        In April 2010, the FASB issued ASU No. 2010-17 thereby amending ASC 605 for revenue recognition related to the milestone method of revenue recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We will adopt the amendments on January 1, 2011 on a prospective basis. We evaluated the impact of adopting ASU No. 2010-17 and believe it will have no material effect on our financial statements.

        In October 2009, the FASB issued ASU No. 2009-13 (formerly Emerging Issues Task Force, or EITF, No. 08-1) on ASC 605 for revenue recognition related to multiple-deliverable revenue arrangements. ASU No. 2009-13 provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in the allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We will adopt the amendments on January 1, 2011 on a prospective basis. We evaluated the impact of adopting ASU No. 2009-13 and believe it will have no material effect on our financial statements.

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS

  AstraZeneca

        In February 2010, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, previously known as R788, our late-stage investigational product candidate for the treatment of RA and other indications. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral syk inhibitors. The agreement became effective on March 26, 2010 and we received an upfront payment from AZ of $100.0 million in April 2010.

        Under the licensing agreement, our deliverables were: (i) granting a license of rights to fostamatinib, (ii) transfer of technology (know-how) related to fostamatinib, and (iii) conducting, at our expense, the fostamatinib open label extension study until it was transferred to AZ on September 25, 2010. We concluded that these deliverables should be accounted for as one single unit of accounting and we recognized the $100.0 million upfront payment received in April 2010 from AZ ratably over the performance period from March 26, 2010, the effective date of the agreement, through September 25, 2010, the completion date of the last deliverable, which was the transfer of the fostamatinib long-term open label extension study to AZ. We elected a straight-line method for recognition of this upfront payment as the effort to advance and transfer the study was fairly consistent over the transition period.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

        On September 29, 2010, we announced that we earned $25.0 million from AZ in consideration for the fulfillment of two major milestones in the agreement. The first milestone was the initiation of the Phase 3 clinical trial program with fostamatinib in patients with RA that was announced by AZ on September 29, 2010. The second milestone was the completion of the transfer of the fostamatinib long-term open label extension study to AZ, which was also completed in September 2010. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch milestones are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales performance milestones are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any.

        Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured within 60 days from the date of notice, or in the event of insolvency of the other party. We may also terminate the agreement in its entirety if AZ challenges the validity, enforceability or scope of any of our patents licensed to AZ by us under the agreement. AZ may also terminate the agreement either without cause upon 180 days' written notice, or in the event of any change of control of Rigel upon 30 days' written notice. If neither party terminates the agreement, then the agreement will remain in effect until the cessation of all commercial sales of all products subject to the agreement, including fostamatinib.

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

        In connection with this collaboration, Pfizer paid us upfront fees of $10.0 million and purchased $5.0 million of our common stock at a premium in 2005. We have earned and will continue to earn milestone payments in connection with certain clinical events, should they occur, as well as royalties from sales of the resulting products upon marketing approval, if any. Under the terms of the collaboration agreement, the aggregate of potential milestone amounts payable to us is $175.0 million and mid-single-digit to low double-digit royalties on sales. In May 2006, we achieved the first milestone upon selection of the licensed compound and received a $5.0 million milestone payment when Pfizer nominated R343 to commence advanced preclinical development in allergic asthma. In December 2007, we received a second milestone payment of $5.0 million when Pfizer initiated a Phase 1 clinical trial on R343. No milestone payments were received in 2008, 2009 and 2010 as no further milestones were achieved. Pfizer completed an initial Phase 1b allergen challenge clinical trial. Pfizer has informed us that they plan on conducting an additional allergen challenge trial in 2011. Pfizer remains obligated to pay us various milestones and royalties in the future if certain conditions are achieved.

        Pfizer may terminate the collaboration agreement for any reason upon prior written notice to us, for cause if we materially breach the agreement and such breach remains uncured, or if we become

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

insolvent. We may terminate the collaboration agreement for cause if Pfizer fails to meet certain diligence efforts, materially breaches the agreement and such breach remains uncured, or becomes insolvent. If neither party exercises its option to terminate the collaboration agreement, then the agreement automatically terminates on the later of: (1) the last valid claim to expire covering a licensed product and (2) after a specified period from the launch of a licensed product.

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

        Either party may terminate the collaboration agreement if the other party materially breaches the agreement and such breach remains uncured, or after a specified period from the end of a designated research period if no product is commercialized (unless the parties agree to extend the collaboration). The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party exercises its option to terminate the collaboration agreement, then the agreement automatically terminates on the later of (1) the expiration of the last patent with a claim that covers the composition of matter of a product (or manufacture or use of a product under certain circumstances) and (2) after a specified period from the initial commercialization of a licensed product.

3. SIGNIFICANT CONCENTRATIONS

        For the year ended December 31, 2010, AstraZeneca accounted for 100% of our revenues. For the year ended December 31, 2009, Daiichi accounted for 100% of our revenues. There were no contract revenues reported during 2008. At December 31, 2010 and 2009, we had no accounts receivable. We do not require collateral or other security for accounts receivable.

4. STOCK-BASED COMPENSATION

        Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Research and development	$9,025	$8,937	$12,272
General and administrative	7,411	4,379	11,487
Restructuring charges	—	122	—

Stock-based compensation expense	$16,436	$13,438	$23,759

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        In February 2009, we announced that we cut our research programs in virology and oncology as well as terminated certain related development and administrative staff, which resulted in the dismissal of 36 employees, or approximately 20% of our workforce. This measure was intended to maintain our emphasis on our active preclinical and clinical programs, while conserving our resources. As part of a package we offered the terminated employees, we extended the date the terminated employees had to exercise their vested options to December 31, 2009 rather than 90 days from the termination date as is typically required under our 2000 Plan. We recorded $122,000 of non-cash stock-based compensation expense related to this modification in the first quarter of 2009.

Employee stock option plans

        In 2008, an amendment to the 2000 Plan was approved primarily to increase the number of shares authorized for issuance by 3,350,000 shares. In 2010, the 2000 Plan was amended, primarily to increase the number of shares authorized for issuance by 1,250,000 shares to an aggregate total of 13,010,403 shares. Options granted under our 2000 Plan expire no later than ten years from the date of grant. The option price of each incentive stock option is at least 100% of the fair value on the date of grant, and the option price for each nonstatutory stock option is not less than 85% of the fair value on the date of grant, as determined by the board of directors. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2010, a total of 11,339,889 shares of common stock were authorized for issuance under the 2000 Plan. Options to purchase 86,459 shares were exercised during the year ended December 31, 2010.

        In 2008, the Directors' Plan was amended, primarily to increase the number of shares authorized for issuance by 100,000 shares to an aggregate total of 535,000 shares. In 2010, the Directors' Plan was amended, primarily to increase the number of shares authorized for issuance by 350,000 shares to an aggregate total of 885,000 shares. The exercise price of options under the Directors' Plan is equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors' Plan is ten years. As of December 31, 2010, a total of 882,211 shares of common stock were authorized for issuance under the Directors' Plan. No options to purchase shares were exercised during the year ended December 31, 2010.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

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

        The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2010, 2009 and 2008:

	Stock Option Plans Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.3%	1.8%	2.8%
Expected term (in years)	5.3	4.4	4.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	90.1%	98.4%	93.0%

        Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At December 31, 2010, options to purchase 2,528,099 shares of common stock were available for grant and 12,222,100 reserved shares of common stock were available for future issuance under our stock option plans.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        We recorded stock-based compensation expense of approximately $31,000, $99,000 and $194,000 for the years ended December 31, 2010, 2009 and 2008, respectively, associated with options granted to consultants reflecting the fair value valuation and periodic fair value re-measurement of outstanding consultant options under FASB ASC 505-50. The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. We amortized stock-based compensation related to consultants using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of FASB ASC 718. No options to purchase shares granted to consultants were exercised during the year ended December 31, 2010.

Stock-Based Compensation Award Activity

        Option activity under our equity incentive plans was as follows:

	Shares Available For Grant	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,506,656	5,079,917	$13.91

Authorized for grant	3,450,000	—
Granted	(1,534,865)	1,534,865	$25.81
Exercised	—	(164,309)	$10.19
Cancelled	63,848	(63,848)	$18.63

Outstanding at December 31, 2008	4,485,639	6,386,625	$16.82

Authorized for grant	—	—
Granted	(2,066,708)	2,066,708	$6.55
Exercised	—	(163,705)	$5.11
Cancelled	374,759	(374,759)	$18.04

Outstanding at December 31, 2009	2,793,690	7,914,869	$14.32

Authorized for grant	1,600,000	—
Granted	(1,957,020)	1,957,020	$8.60
Exercised	—	(86,459)	$6.60
Cancelled	91,429	(91,429)	$16.04

Outstanding at December 31, 2010	2,528,099	9,694,001	$13.22	6.51	$2,462,021

Vested and expected to vest at December 31, 2010		9,654,039	$13.28

Exercisable at December 31, 2010		8,934,275	$13.34	6.33	$2,206,534

Exercisable at December 31, 2009		6,840,324	$14.57

Exercisable at December 31, 2008		5,262,038	$16.03

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        Weighted-average grant date fair value of options granted during 2010, 2009 and 2008 was $6.14, $4.65 and $17.97, respectively.

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2010. During the years ended December 31, 2010, 2009 and 2008, the aggregate intrinsic value of options exercised under our stock option plans was approximately $122,000, $619,000 and $2.4 million, respectively, determined as of the date of option exercise. As of December 31, 2010, there was approximately $5.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock-based compensation arrangements granted under our stock option plans and approximately $868,000 of total unamortized compensation cost related to our Purchase Plan. The unamortized compensation cost related to our stock option plans and our Purchase Plan is expected to be recognized over a weighted-average period of approximately 1.47 years and 1.50 years, respectively. We also had approximately 760,000 of unvested stock options at December 31, 2010. Future option grants and their valuation will increase our compensation cost in the future as the options are granted, valued and expensed ratably according to their vesting periods.

        Details of our stock options by exercise price are as follows as of December 31, 2010:

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life (in years)
Exercise Price	Number of Outstanding Options		Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 6.48 - $ 6.49	1,829,673	8.25	$6.49	1,728,750	$6.49
$ 6.55 - $ 7.88	1,104,487	7.73	7.07	903,452	7.13
$ 8.12 - $ 9.59	1,341,757	3.60	8.41	1,283,725	8.41
$ 9.62 - $11.23	1,616,930	8.23	9.79	1,382,996	9.81
$11.36 - $17.66	1,160,092	5.28	13.52	1,156,146	13.53
$18.35 - $24.56	1,386,276	4.71	23.45	1,348,511	23.46
$25.36 - $37.80	1,254,786	7.07	26.45	1,130,695	26.45

$ 6.48 - $37.80	9,694,001	6.51	$13.22	8,934,275	$13.34

Employee Stock Purchase Plan

        In August 2000, we adopted the Purchase Plan which was approved in September 2000 by our stockholders. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 228,585, 196,038 and 100,314 shares of common stock during 2010, 2009 and 2008, respectively, pursuant to the Purchase Plan at an average price of $6.09, $6.67 and $11.54 per share, respectively. For 2010, 2009 and 2008, the weighted average fair value of stock purchased under the Purchase Plan was $3.73, $4.84 and $13.88, respectively. The number of shares reserved for future issuance under the Purchase Plan was increased by 1,500,000 in 2008. As of December 31, 2010, we had 985,308 reserved shares of common stock available for future issuance under the Purchase Plan.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a "reset." Participants are automatically enrolled in the new offering period. We had a "reset" on July 1, 2010 because the fair market value of our stock on June 30, 2010 was lower than the fair market value of our stock on January 2, 2009, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan "reset" and recognized the related stock-based compensation expense according to the FASB ASC Subtopic No. 718-50, Employee Share Purchase Plan. The total incremental fair value for this Purchase Plan "reset" was approximately $1.4 million, and is being recognized from July 1, 2010 to June 30, 2012.

        The following table summarizes the weighted-average assumptions related to our Purchase Plan for the years ended December 31, 2010, 2009 and 2008. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates. There have been no significant changes in the assumptions before and after the "reset" of our Purchase Plan in July 2010.

	Employee Stock Purchase Plan Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	0.7%	1.1%	2.1%
Expected term (in years)	1.4	1.3	1.3
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	81.1%	112.0%	99.0%

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

        Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Checking account	$344	$158
Money market funds	8,533	8,859
U. S. treasury bills	8,940	44,483
Government-sponsored enterprise securities	77,909	39,167
Corporate bonds and commercial paper	81,569	40,651

	$177,295	$133,318

Reported as:
Cash and cash equivalents	$8,877	$14,717
Available-for-sale securities	168,418	118,601

	$177,295	$133,318

        Cash equivalents and available-for-sale securities included the following securities with unrealized gains and losses (in thousands):

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury bills	$8,941	$—	$(1)	$8,940
Government-sponsored enterprise securities	77,934	7	(32)	77,909
Corporate bonds and commercial paper	81,581	19	(31)	81,569

Total	$168,456	$26	$(64)	$168,418

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury bills	$44,489	$3	$(9)	$44,483
Government-sponsored enterprise securities	39,184	7	(24)	39,167
Corporate bonds and commercial paper	40,640	12	(1)	40,651

Total	$124,313	$22	$(34)	$124,301

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES (Continued)

        As of December 31, 2010, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
	Within One Year	After One Year Through Five Years
U. S. treasury bills	$8,940	$—
Government-sponsored enterprise securities	66,754	11,155
Corporate bonds and commercial paper	81,569	—

	$157,263	$11,155

        As of December 31, 2010, our cash equivalents and available-for-sale securities had a weighted-average time to maturity of approximately 183 days. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of December 31, 2010 to maturity. At December 31, 2010 and 2009, we had no investments that had been in a continuous unrealized loss position for more than twelve months. As of December 31, 2010, a total of 30 individual securities had been in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

        The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2010	Fair Value	Unrealized Losses
U. S. treasury bills	$6,428	$(1)
Government-sponsored enterprise securities	47,245	(32)
Corporate bonds and commercial paper	25,881	(31)

Total	$79,554	$(64)

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE (Continued)

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

Fair Value on a Recurring Basis

        Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$8,533	$—	$—	$8,533
U. S. treasury bills	—	8,940	—	8,940
Government-sponsored enterprise securities	—	77,909	—	77,909
Corporate bonds and commercial paper	—	81,569	—	81,569

Total	$8,533	$168,418	$—	$176,951

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE (Continued)

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Money market funds	$8,859	$—	$—	$8,859
U. S. treasury bills	—	44,483	—	44,483
Government-sponsored enterprise securities	—	39,167	—	39,167
Corporate bonds and commercial paper	—	40,651	—	40,651

Total	$8,859	$124,301	$—	$133,160

Fair Value on a Non-Recurring Basis

        On March 31, 2009, we issued a warrant granting our landlord the right to purchase 200,000 shares of common stock, and cancelled an existing warrant to purchase 100,000 shares of common stock, in connection with the amendment of our build-to-suit lease agreement (see Notes 8 and 9 below for more details). We used the Black-Scholes option-pricing model and calculated an incremental fair market value of $616,000 related to the new warrant. The new warrant was categorized as level 3 under FASB ASC 820 due to the unobservable inputs we used in the Black Scholes option-pricing model.

        The following table summarizes the assumptions used relating to the valuation of the new warrant:

Risk-free interest rate	2.2%
Expected term (in years)	7.0
Dividend yield	0.0%
Expected volatility	99.2%

7. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	Years Ended December 31,
	2010	2009
Laboratory and office equipment	$21,005	$18,331
Less accumulated depreciation and amortization	(16,471)	(16,040)

Property and equipment, net	$4,534	$2,291

        During 2010, we disposed of approximately $886,000 of fully depreciated assets. During 2009, we disposed of approximately $834,000 of assets with related accumulated depreciation of approximately $819,000.

        At December 31, 2010 and 2009, equipment under capital leases included in property and equipment had a cost of approximately $2.9 million and $3.8 million, respectively. Total depreciation expense, which includes amortization of equipment under capital leases, was $1.3 million, $1.4 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. LONG-TERM OBLIGATIONS

        At December 31, 2010, future minimum lease payments and obligations under all noncancelable leases were as follows (in thousands):

	Capital Leases	Operating Leases
For years ending December 31,
2011	$776	$12,756
2012	45	13,272
2013	—	13,809
2014	—	14,351
2015 and thereafter	—	47,964

Total minimum payments required	821	$102,152

Less amount representing interest	(21)

Present value of future lease payments	800
Less current portion	(755)

Noncurrent obligations under capital leases	$45

        In March 2009, we amended our build-to-suit lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC), to defer certain rental obligations in the aggregate amount of $6.9 million for a period of up to seventeen months. Under the terms of this amendment, we were obligated to repay the deferred rental amounts, including interest accruing at 12% during the deferral period, based on a timeline that could vary depending upon the occurrence of certain financing or collaborative transactions. We reevaluated the lease amendment under FASB ASC 840 and determined that the amended lease still qualified as an operating lease. In addition, the amendment to the lease agreement also provided for the cancellation of an existing warrant granting HCP Estates USA Inc. (an affiliate of our landlord) the right to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock. The exercise price per share of the new warrant is $6.61, which is the average closing price of our common stock for the three business days immediately preceding the execution of the amendment to the lease agreement. The new warrant remains exercisable for 7 years from the date of issuance. We applied modification accounting and calculated an incremental fair market value of the new warrant of $616,000. This amount has been deferred in other long-term assets and is being amortized into rent expense over the remaining term of the lease. On September 22, 2009, we completed an underwritten public offering and received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses. As a result of this financing, we paid our landlord $3.7 million, or 50% of the deferred rental amounts, plus interest at 12%, in November 2009. In February 2010, we entered into a worldwide license agreement with AZ in which we received an upfront payment of $100.0 million in April 2010. As a result of this additional cash received, we paid our landlord $3.9 million, or the remaining 50% of the deferred rental amounts, plus interest at 12%, in April 2010.

        In May 2007, we subleased approximately 6,180 square feet of our space to a tenant. The sublease was terminated in March 2008. Rent expense, net of sublease income in 2008, under all operating leases amounted to approximately $15.2 million, $15.6 million and $14.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. LONG-TERM OBLIGATIONS (Continued)

        In 2008, we obtained an equipment lease line with a borrowing capability of $3.2 million. Our ability to draw down on this line expired at the end of 2008. The repayment period from this line is three years beginning on the date of each draw down, with the interest rate on the line fixed at each draw down. Each draw down has a bargain purchase buyout provision of $1. During the year 2008, we drew down approximately $2.9 million, which was included in our capital lease obligations on our balance sheet. As of December 31, 2010, the outstanding principal balance under the credit lines was approximately $800,000.

        Obligations under all capital leases are secured by the assets financed under the leases.

9. STOCKHOLDERS' EQUITY

Preferred Stock

        We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2010 and 2009, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each such series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

Common Stock

        On September 22, 2009, we completed an underwritten public offering in which we sold 14,950,000 shares of our common stock at a price to the public of $7.25 per share. We received net proceeds of approximately $101.5 million after deducting underwriting discounts and commissions and offering expenses.

Warrants

        In conjunction with the facilities lease entered into in May 2001, we issued a warrant to the lessor to purchase 16,666 shares of our common stock at an exercise price of $80.21 per share, a 15% premium to market at the time of issuance. This warrant expired in May 2006. The fair market value of this warrant, as determined using the Black-Scholes valuation model, was approximately $683,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2010, approximately $322,000 remained to be amortized over the term of the lease.

        In conjunction with the facilities lease amendment in October 2002, we issued a warrant to the lessor to purchase 55,555 shares of our common stock at an exercise price of $17.73 per share. The warrant expired in October 2007. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $565,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2010, approximately $267,000 remained to be amortized over the term of the lease.

        In conjunction with the facilities lease amendment in July 2006, we issued a warrant to the lessor to purchase 100,000 shares of our common stock at an exercise price of $10.57 per share. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $801,000. This amount has been included in other long-term assets and is being amortized into expense

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

over the term of the lease. As of December 31, 2010, approximately $490,000 remained to be amortized over the term of the lease. The build-to-suit lease agreement was further amended in March 2009. The lease amendment provided for the cancellation of the abovementioned warrant to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock. The exercise price per share of the new warrant is $6.61. The new warrant is outstanding as of December 31, 2010 and remains exercisable at any time up to February 2016. We applied modification accounting and determined the fair value of this warrant using the Black-Scholes valuation model. The incremental fair market value of the new warrant as a result of the modification is $616,000. This amount has been included in other long-term assets and is being amortized into expense over the term of the lease. As of December 31, 2010, approximately $494,000 remained to be amortized over the term of the lease.

        As of December 31, 2010, we had reserved shares of common stock for future issuance as follows:

Warrants	200,000
Incentive Stock Plans	12,222,100
Purchase Plan	985,308

Total	13,407,408

10. INCOME TAXES

        For the years ended December 31, 2010, 2009 and 2008, our income (loss) before income taxes was from domestic operations. For the year ended December 31, 2010, we did not record a provision for income taxes because of the utilization of net operating loss carryforwards for federal tax purposes and manufacturing investment credits for state tax purposes. For the years ended December 31, 2009 and 2008, we recorded an income tax benefit of approximately $93,000 and $89,000, respectively, related to a refund of research tax credits as provided by the American Recovery and Reinvestment Act of 2009 and the Housing and Economic Recovery Act of 2008, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$135,211	$152,077
Research and development credits	16,976	14,234
Capitalized research and development expenses	18,541	21,786
Deferred compensation	22,277	17,613
Other, net	4,035	5,228

Total deferred tax assets	197,040	210,938
Valuation allowance	(197,040)	(210,938)

Net deferred tax assets	$—	$—

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Years Ended December 31,
	2010	2009
Federal statutory tax rate	34.0%	(34.0)%
Valuation allowance	(33.6)%	31.5%
Other	(0.4)%	2.5%

Effective tax rate	0.0%	0.0%

        As of December 31, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $368.6 million, which expire beginning in the year 2023 and state net operating loss carryforwards of approximately $169.8 million, which expire beginning in the year 2018.

        We also have federal research and development tax credits of approximately $7.5 million, which begin to expire in the year 2018 and state research and development tax credits of approximately $14.3 million, which have no expiration date.

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $13.9 million and $3.0 million for the years ended December 31, 2010 and 2009, respectively.

        Included in the valuation allowance balance at December 31, 2010 is approximately $2.5 million of tax deductions related to the exercise of stock options prior to the adoption of ASC 718 which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations. As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include loss carryforward tax assets of approximately $1.7 million at December 31, 2010 and 2009 that arose directly from (or the use of which was postponed by) tax deductions related to s compensation expense in excess of compensation expense recognized for financial reporting. Equity will be increased by approximately $1.7 million if and when such deferred tax assets are ultimately realized.

        Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2010	2009
Balance at the beginning of the year	$1,500	$3,400
Decrease related to prior year tax positions	—	(1,900)
Increase related to current year tax positions	—	—

Balance at the end of the year	$1,500	$1,500

        We do not anticipate a significant change to the unrecognized tax benefits over the next twelve months.

        We are subject to taxation in the U.S. and in California. Because of net operating loss and research credit carryovers, substantially all of our tax years remain open to examination.

        Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We currently have no tax positions that would be subject to interest or penalties.

11. CONTINGENCIES

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. CONTINGENCIES (Continued)

November 15, 2010, appealing the district court's order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. Our opposition brief is due on or before March 25, 2011.

        We believe that we have meritorious defenses and intend to defend this lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. Monitoring and defending legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from this matter, and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit.

        A reserve may be required in the future due to new developments with respect to the pending lawsuit or patent claims or changes in approach such as a change in or establishment of a settlement strategy in dealing with these matters.

12. QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANTS

        In October 2010, we were notified by the Internal Revenue Service that we have been certified to receive a total cash grant of approximately $2.4 million related to the previously filed applications under the Qualifying Therapeutic Discovery Projects (Section 48D of the Internal Revenue Code). Of this amount, approximately $2.1 million was received in 2010 and the remainder is expected to be received in 2011. We recognized the total grant of $2.4 million as other income in our 2010 statement of operations. As of December 31, 2010, there are no unfulfilled conditions attached to the grants.

13. SELECTED QUARTERLY FINANCIAL DATA

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(unaudited, in thousands, except per share amounts)
Revenue	$3,261	$49,457	$72,282	$—	$—	$—	$—	$750
Net income (loss)	$(22,333)	$27,029	$50,433	$(17,239)	$(29,922)	$(29,881)	$(26,651)	$(25,093)
Net income (loss) per share:
Basic	$(0.43)	$0.52	$0.97	$(0.33)	$(0.82)	$(0.81)	$(0.70)	$(0.48)
Diluted	$(0.43)	$0.51	$0.96	$(0.33)	$(0.82)	$(0.81)	$(0.70)	$(0.48)
Weighted average shares used in computing net income (loss) per share:
Basic	51,964	51,974	52,127	52,152	36,699	36,704	38,135	51,828
Diluted	51,964	52,511	52,769	52,152	36,699	36,704	38,135	51,828

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

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

        We have audited Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rigel Pharmaceuticals Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Rigel Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Rigel Pharmaceuticals, Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California March 1, 2011

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions "Election of Directors" and "Management—Executive Officers" in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010. Such information is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Equity Compensation Plan Information" in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions "Transactions with Related Persons—Certain Transactions" and "Information Regarding the Board of Directors and Corporate Governance" in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption "Ratification of Selection of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010. Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are being filed as part of this Annual Report on Form 10-K:

1.
Financial Statements—Index to Financial Statements in Item 8 of this Annual Report on Form 10-K including selected quarterly financial data for the last two years in Note 14.

2.
Financial Statement Schedules—None—As all required disclosures have been made in the footnotes to the financial statements.

3.
Exhibits:

3.1		Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).

3.2		Amended and Restated Bylaws (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889), dated February 2, 2007, and incorporated herein by reference).

4.1		Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

4.2		Specimen Common Stock Certificate (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).

4.3		Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889), as amended, and incorporated herein by reference).

4.4		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.1	+	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.2		Collaboration Agreement between Rigel and Janssen Pharmaceutical N.V., dated December 4, 1998 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.3		Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.4		Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.5		Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated May 16, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.6	*	Amendment to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000-29889) and incorporated herein by reference).

10.7		Amendment No. Two to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.8		Amendment No. Three to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.9		Amendment No. Four to Build-to-Suit Lease between Rigel and HCP BTC, LLC, dated February 1, 2009 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.10		First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.11	*	Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.12		First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated June 30, 2000 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.13		Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated December 4, 2001 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.14		Loan and Security Agreement between Rigel and Comerica Bank—California, dated July 12, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).

10.15	*	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).

10.16	+	Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000-29889) and incorporated herein by reference).

10.17	*	Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (No. 000-29889) and incorporated herein by reference).

10.18	+	Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889), as amended, and incorporated herein by reference).

10.19	+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) , filed on June 1, 2010 and incorporated herein by reference).

10.20	+	2008 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on February 26, 2008 and incorporated herein by reference).

10.21	+	2009 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on April 1, 2009 and incorporated herein by reference).

10.22	+	2000 Non-Employee Directors' Stock Option Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (No. 000-29889) and incorporated herein by reference).

10.23	+#	Amended and Restated Employment Agreement between Rigel and Donald G. Payan, effective January 1, 2011.

10.24	+#	Amended and Restated Change of Control Severance Plan.

10.25	+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel's Annual Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.26	+	2008 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (No. 000-29889) and incorporated herein by reference).

10.27	+	2009 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel's Annual Report on Form 10-K for the year ended December 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.28	+	2010 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel's Annual Report on Form 10-K for the year ended December 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.29	*	License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.30	+	2010 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on June 1, 2010 and incorporated herein by reference).

10.31	+	2011 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 9, 2011 and incorporated herein by reference).

23.1	#	Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on signature page).

31.1	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 1, 2011.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES M. GOWER James M. Gower	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011
/s/ RYAN D. MAYNARD Ryan D. Maynard	Executive Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)	March 1, 2011

Signature	Title	Date

/s/ DONALD G. PAYAN Donald G. Payan	Executive Vice President, President of Discovery and Research	March 1, 2011
/s/ JEAN DELEAGE Jean Deleage	Director	March 1, 2011
/s/ BRADFORD S. GOODWIN Bradford S. Goodwin	Director	March 1, 2011
/s/ GARY A. LYONS Gary A. Lyons	Director	March 1, 2011
/s/ WALTER H. MOOS Walter H. Moos	Director	March 1, 2011
/s/ HOLLINGS C. RENTON Hollings C. Renton	Director	March 1, 2011
/s/ PETER S. RINGROSE Peter S. Ringrose	Director	March 1, 2011
/s/ STEPHEN A. SHERWIN Stephen A. Sherwin	Director	March 1, 2011

EXHIBIT INDEX

3.1		Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).

3.2		Amended and Restated Bylaws (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889), dated February 2, 2007, and incorporated herein by reference).

4.1		Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

4.2		Specimen Common Stock Certificate (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).

4.3		Warrant issued to Kwacker Limited for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 000-29889), as amended, and incorporated herein by reference).

4.4		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.1	+	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.2		Collaboration Agreement between Rigel and Janssen Pharmaceutical N.V., dated December 4, 1998 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.3		Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.4		Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.5		Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated May 16, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.6	*	Amendment to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000-29889) and incorporated herein by reference).

10.7		Amendment No. Two to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.8		Amendment No. Three to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.9		Amendment No. Four to Build-to-Suit Lease between Rigel and HCP BTC, LLC, dated February 1, 2009 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.10		First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.11	*	Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.12		First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated June 30, 2000 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.13		Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated December 4, 2001 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.14		Loan and Security Agreement between Rigel and Comerica Bank—California, dated July 12, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).

10.15	*	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).

10.16	+	Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000-29889) and incorporated herein by reference).

10.17	*	Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (No. 000-29889) and incorporated herein by reference).

10.18	+	Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889), as amended, and incorporated herein by reference).

10.19	+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on June 1, 2010 and incorporated herein by reference).

10.20	+	2008 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on February 26, 2008 and incorporated herein by reference).

10.21	+	2009 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on April 1, 2009 and incorporated herein by reference).

10.22	+	2000 Non-Employee Directors' Stock Option Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (No. 000-29889) and incorporated herein by reference).

10.23	+#	Amended and Restated Employment Agreement between Rigel and Donald G. Payan, effective January 1, 2011.

10.24	+#	Amended and Restated Change of Control Severance Plan.

10.25	+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.26	+	2008 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (No. 000-29889) and incorporated herein by reference).

10.27	+	2009 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel's Annual Report on Form 10-K for the year ended December 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.28	+	2010 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel's Annual Report on Form 10-K for the year ended December 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.29	*	License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.30	+	2010 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on June 1, 2010 and incorporated herein by reference).

10.31	+	2011 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 9, 2011 and incorporated herein by reference).

23.1	#	Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on signature page).

31.1	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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