Form 10-Q
period 2011-03-31
RIGEL PHARMACEUTICALS INC
filed 2011-05-03
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 28, 2011, there were 52,293,722 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,706	$8,877
Available-for-sale securities	129,840	168,418
Prepaid expenses and other current assets	2,886	2,631
Total current assets	158,432	179,926
Property and equipment, net	4,947	4,534
Other assets	2,290	2,235
	$165,669	$186,695

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,272	$1,403
Accrued compensation	2,533	4,811
Other accrued liabilities	2,687	4,357
Capital lease obligations	549	755
Total current liabilities	7,041	11,326

Long-term portion of capital lease obligations	—	45
Long-term portion of deferred rent	9,183	9,056
Other long-term liabilities	133	137

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,279,117 and 52,271,184 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	52	52
Additional paid-in capital	745,440	741,551
Accumulated other comprehensive income (loss)	35	(38)
Accumulated deficit	(596,215)	(575,434)
Total stockholders’ equity	149,312	166,131
	$165,669	$186,695

(1)  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2010.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Contract revenues from collaborations	$—	$3,261
Costs and expenses:
Research and development	15,106	17,425
General and administrative	5,754	8,186
Total costs and expenses	20,860	25,611

Loss from operations	(20,860)	(22,350)
Interest income	90	47
Interest expense	(11)	(30)

Net loss	$(20,781)	$(22,333)

Net loss per share, basic and diluted	$(0.40)	$(0.43)

Weighted average shares used in computing net loss per share, basic and diluted	52,275	51,964

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(20,781)	$(22,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447	305
Stock-based compensation expense	3,837	5,167
Changes in assets and liabilities:
Accounts receivable	—	(100,000)
Prepaid expenses and other current assets	(255)	(95)
Other assets	(55)	60
Accounts payable	(131)	547
Accrued compensation	(2,278)	(5,033)
Other accrued liabilities	(1,670)	1,469
Deferred revenue	—	96,739
Deferred rent and other long term liabilities	123	82
Net cash used in operating activities	(20,763)	(23,092)
Investing activities
Purchases of available-for-sale securities	(38,922)	(12,825)
Maturities and sales of available-for-sale securities	77,573	37,266
Capital expenditures	(860)	(440)
Net cash provided by investing activities	37,791	24,001
Financing activities
Payments on capital lease obligations	(251)	(321)
Net proceeds from issuances of common stock	52	84
Net cash used in financing activities	(199)	(237)
Net increase in cash and cash equivalents	16,829	672
Cash and cash equivalents at beginning of period	8,877	14,717
Cash and cash equivalents at end of period	$25,706	$15,389
Supplemental disclosure of cash flow information
Interest paid	$10	$28

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

2.              Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year. The balance sheet at December 31, 2010 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

3.              Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17 thereby amending Accounting Standards Codification (ASC) 605 for revenue recognition related to the milestone method of revenue recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The amendments are effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We adopted the amendments on January 1, 2011 on a prospective basis. The adoption of ASU No. 2010-17 had no material effect on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13 (formerly Emerging Issues Task Force, or EITF, No. 08-1) on ASC 605 for revenue recognition related to multiple-deliverable revenue arrangements. ASU No. 2009-13 provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to deliverables and require the use of the relative selling price method in the allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to  multiple-deliverable revenue arrangements. The amendments are effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We adopted the amendments on January 1, 2011 on a prospective basis.  The adoption of ASU No. 2009-13 had no material effect on our financial statements. ASU No. 2009-13 could have a material impact on revenues that will be recognized from any collaboration agreements that we may enter into in the future.

4.              Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include stock options and warrants and shares under our 2000 Employee Stock Purchase Plan (ESPP). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

During the periods presented, we had securities outstanding that could potentially dilute basic earnings per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands):

	March 31,
	2011	2010
Outstanding options	11,798	9,110
Warrants	200	200
ESPP	33	28

	12,031	9,338

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Research and development	$2,513	$3,083
General and administrative	1,324	2,084
Stock-based compensation expense	$3,837	$5,167

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

•                  Dividend yield—The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the future.

Pursuant to FASB ASC 718, we are required to estimate the amount of expected forfeitures when calculating compensation costs. We estimated the forfeiture rate using our historical experience with pre-vesting options. We adjust our stock-based compensation expense as actual forfeitures occur, review our estimated forfeiture rates each quarter and make changes to our estimate as appropriate.

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three months ended March 31, 2011 and 2010:

	Equity Incentive Plans
	Three Months Ended
	March 31,
	2011	2010
Risk-free interest rate	2.1%	2.4%
Expected term (in years)	5.2	5.3
Dividend yield	0.0%	0.0%
Expected volatility	84.0%	90.1%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. We granted options to purchase 2,131,735 shares of common stock during the three months ended March 31, 2011, with a grant-date weighted-average fair value of $4.57 per share. We granted options to purchase 1,227,200 shares of common stock during the three months ended March 31, 2010, with a grant-date weighted-average fair value of $6.89 per share.  As of March 31, 2011, there was approximately $10.8 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At March 31, 2011, 415,680 shares of common stock were available for future grant under our equity incentive plans and options to purchase 7,933 shares were exercised during the three months ended March 31, 2011.

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

As of March 31, 2011, there were approximately 985,308 shares reserved for future issuance under the ESPP. The following table summarizes the weighted-average assumptions related to our ESPP for the three months ended March 31, 2011 and 2010. Expected volatilities for our ESPP are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Three Months Ended
	March 31,
	2011	2010
Risk-free interest rate	0.3%	0.3%
Expected term (in years)	1.0	0.7
Dividend yield	0.0%	0.0%
Expected volatility	61.4%	82.6%

6.              Revenue Recognition

We present revenue from our collaboration arrangements under FASB ASC 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under our control.  Following adoption of ASU 2009-13 on January 1, 2011, consideration we receive under collaboration arrangements will be allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Revenues associated with substantive, at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance and it is reasonable relative to all of the deliverables and payment terms within the arrangement.  Non-refundable contingent future amounts receivable in connection with future events specified in collaboration agreements that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through completion of any underlying performance obligations, the amounts are fixed or determinable and collectibility is reasonably assured.

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

8.              Sponsored Research and License Agreements

AstraZeneca

In February 2010, we entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, previously known as R788, our late-stage investigational product candidate for the treatment of RA and other indications. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral syk inhibitors. The agreement became effective on March 26, 2010 and we received an upfront payment from AZ of $100.0 million in April 2010.

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

On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 in the fostamatinib program by AZ.  AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib.  We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any.  Future events that will trigger payments to us under the AZ agreement are based solely on AZ’s future efforts.

Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured within 60 days from the date of notice, or in the event of insolvency of the other party. We may also terminate the agreement in its entirety if AZ challenges the validity, enforceability or scope of any of our patents licensed to AZ by us under the agreement. AZ may also terminate the agreement either without cause upon 180 days’ written notice, or in the event of any change of control of Rigel upon 30 days’ written notice. If neither party terminates the agreement, then the agreement will remain in effect until the cessation of all commercial sales of all products subject to the agreement, including fostamatinib.

Pfizer

In January 2005, we entered into a research collaboration with Pfizer, Inc. (Pfizer) that has a license component. The collaboration is for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases such as chronic obstructive pulmonary disease. The collaboration was primarily focused on our preclinical small molecule compounds, which inhibit IgE receptor signaling in respiratory tract mast cells by blocking the signaling enzyme syk. A goal of the collaboration was for Pfizer to nominate a licensed compound to commence advanced preclinical development. Pfizer is responsible for the manufacture of all preclinical and clinical materials for each compound/product and all costs associated with development and commercialization. We did not have any further obligations to Pfizer after the research phase of the collaboration ended in February 2007.

In connection with this collaboration, Pfizer paid us upfront fees of $10.0 million and purchased $5.0 million of our common stock at a premium in 2005. We have earned and will continue to earn payments in connection with certain clinical events, should they occur, as well as royalties from sales of the resulting products upon marketing approval, if any. Under the terms of the collaboration agreement, the aggregate of potential amounts payable to us is $175.0 million and mid-single-digit to low double-digit royalties on sales. In May 2006, we received the first payment of $5.0 million upon Pfizer’s selection of the licensed compound, R343, and nominated to commence advanced preclinical development in allergic asthma. In December 2007, we received a second payment of $5.0 million when Pfizer initiated a Phase 1 clinical trial on R343. No such contingent payments were received in 2008, 2009, 2010 and 2011 as no further triggering events were achieved. Pfizer completed an initial Phase 1b allergen challenge clinical trial. Future events that will trigger payments to us under the Pfizer agreement are based solely on Pfizer’s future efforts.  Pfizer has informed us that they are in the process of evaluating their next steps in this program.

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

Daiichi Sankyo

In August 2002, we signed an agreement for a collaboration with Daiichi Sankyo Co., Ltd. (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the agreement. Under the terms of the collaboration agreement, the aggregate of potential amounts payable to us is $33.9 million and we are entitled to receive royalties on any commercialized products to emerge from the collaboration, if any, at low to mid-single-digit royalties on sales. We have earned to date payments totaling $5.7 million, including a payment of $750,000 for the first designation of a rational design lead compound that we received in December 2009, and may earn additional payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that will trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts.

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

9.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Checking account	$1,260	$344
Money market funds	12,197	8,533
U. S. treasury bills	9,112	8,940
Government-sponsored enterprise securities	53,068	77,909
Corporate bonds and commercial paper	79,909	81,569

	$155,546	$177,295
Reported as:
Cash and cash equivalents	$25,706	$8,877
Available-for-sale securities	129,840	168,418

	$155,546	$177,295

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2011	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$9,107	$5	$—	$9,112
Government-sponsored enterprise securities	53,058	21	(11)	53,068
Corporate bonds and commercial paper	79,889	32	(12)	79,909

Total	$142,054	$58	$(23)	$142,089

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$8,941	$—	$(1)	$8,940
Government-sponsored enterprise securities	77,934	7	(32)	77,909
Corporate bonds and commercial paper	81,581	19	(31)	81,569

Total	$168,456	$26	$(64)	$168,418

As of March 31, 2011, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Five Years
U. S. treasury bills	$9,112	$—
Government-sponsored enterprise securities	42,043	11,025
Corporate bonds and commercial paper	79,909	—
	$131,064	$11,025

As of March 31, 2011, our cash equivalents and available-for-sale securities had a weighted average time to maturity of approximately 154 days. We view our available-for-sale portfolio as available for use in current operations.  Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of March 31, 2011 to maturity. At March 31, 2011 and December 31, 2010, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  As of March 31, 2011, a total of 9 individual securities had been in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
March 31, 2011	Fair Value	Losses
Government-sponsored enterprise securities	$18,182	$(11)
Corporate bonds and commercial paper	11,035	(12)
Total	$29,217	$(23)

10.       Fair Value

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$12,197	$—	$—	$12,197
U. S. treasury bills	—	9,112	—	9,112
Government-sponsored enterprise securities	—	53,068	—	53,068
Corporate bonds and commercial paper	—	79,909	—	79,909

Total	$12,197	$142,089	$—	$154,286

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$8,533	$—	$—	$8,533
U. S. treasury bills	—	8,940	—	8,940
Government-sponsored enterprise securities	—	77,909	—	77,909
Corporate bonds and commercial paper	—	81,569	—	81,569

Total	$8,533	$168,418	$—	$176,951

11.       Contingencies

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010, appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. Plaintiff’s reply brief is due on May 9, 2011.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as for muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib, an oral syk inhibitor that has started its phase 3 clinical trial program for rheumatoid arthritis (RA) (partnered with AZ), and R343, an inhaled syk inhibitor that has competed phase 1 clinical trials for asthma.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of March 31, 2011, we had approximately $155.5 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next twelve months. Until we are able to generate sufficient amounts of product and royalty revenues, we expect to finance future cash needs through collaboration and licensing arrangements or public and/or private equity or debt offerings, as well as through interest income earned on the investment of our cash balances and short-term investments.

Product Development Programs

Our product development portfolio features multiple novel, small-molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory and autoimmune diseases, as well as for muscle disorders.

Partnered Clinical Programs

Fostamatinib (previously referred to as R788)—Rheumatoid Arthritis

Disease background.  RA is a systemic autoimmune inflammatory disease that causes damage to the joints and other organs, affecting approximately 1 in 100 people in the U.S. It is a major cause of disability and is also associated with reduced life expectancy, especially if it is not adequately treated. Despite current treatment options, many patients still experience significant disease activity, including continued joint destruction leading to pain and disability, therefore new treatment options are needed.

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

Data for TASKi2 was published in the New England Journal of Medicine in September 2010.

TASKi3

In July 2009, we also announced results for the TASKi3 Phase 2b clinical trial involving 219 RA patients who had failed to respond to at least one biologic treatment. In the TASKi3 clinical trial, patients received either 100 mg of fostamatinib b.i.d. or placebo b.i.d. for up to three months. The group treated with fostamatinib did not report significantly higher American College of Rheumatology (ACR) 20, ACR 50, ACR 70 and Disease Activity Score (DAS) 28 response rates than the placebo group at three months, and therefore, the trial failed to meet its efficacy endpoints. The objective components (C-Reactive Protein and Erythrocyte Sedimentation Rate) of these ACR scores did show a statistically significant difference; however, the subjective reported response rate components did not show a statistically significant difference as compared to placebo. Similar to TASKi2, the most common clinically meaningful drug-related adverse events noted in TASKi3 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and fostamatinib groups.

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

Fostamatinib—Other Indications

In addition to RA, fostamatinib has been studied in patients with other immune disorders and some cancers. Our collaboration with AZ gives AZ sole responsibility for all development decisions for all indications except for one solid tumor oncology study, which was announced in June 2009 and is funded, designed and implemented by the National Cancer Institute (NCI). Any decisions regarding the solid tumor oncology study are the responsibility of the NCI.

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

In the first quarter of 2005, we announced a collaborative research and license agreement with Pfizer for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease. The collaboration was focused on our pre-clinical small molecule compounds, which inhibit syk. R343 is the oral syk inhibitor small molecule at the center of this collaboration. Pfizer has completed the Phase 1a clinical trial of an inhaled formulation of R343, which commenced in December 2007 and resulted in a payment of $5.0 million to us. Pfizer completed an initial Phase 1b allergen challenge clinical trial. Pfizer has informed us that they are in the process of evaluating their next steps in this program.

Research/Preclinical Programs

We are conducting proprietary research in the broad disease areas of inflammation/immunology and muscle wasting/muscle endurance. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

In the area of inflammation/immunology, we have a lead candidate in our oral janus kinase 3 (Jak3) inhibitor program and expect to begin clinical studies by the end of 2011. This program is focused on the treatment of transplant rejection, but could also extend to indications including RA and psoriasis. We also have a lead candidate in our topical Jak3 program and expect to begin clinical studies for this program in 2011. This program is expected to focus on cutaneous lupus. Additionally, we expect to select a compound for preclinical development in 2011 from our protein kinase C theta (PKCΘ) inhibitor program, initially focusing on multiple sclerosis.

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

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. We currently have the following active collaborations with three major pharmaceutical/biotechnology companies: AZ, relating to fostamatinib for the treatment of RA and other indications, Pfizer, relating to intrapulmonary asthma and allergy therapeutics and associated with the clinical compound R343, and Daiichi, relating to oncology. None of these collaborations currently provide us with regular research reimbursement. In all of these collaborations, if certain conditions are met, we are entitled to receive future payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further payments or royalties under these agreements.

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

On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 in the fostamatinib program by AZ.  AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib.  We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any.  Future events that will trigger payments to us under the AZ agreement are based solely on AZ’s future efforts.

Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured within 60 days from the date of notice, or in the event of insolvency of the other party. We may also terminate the agreement in its entirety if AZ challenges the validity, enforceability or scope of any of our patents licensed to AZ by us under the agreement. AZ may also terminate the agreement either without cause upon 180 days’ written notice, or in the event of any change of control of Rigel upon 30 days’ written notice. If neither party terminates the agreement, then the agreement will remain in effect until the cessation of all commercial sales of all products subject to the agreement, including fostamatinib.

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

In connection with this collaboration, Pfizer paid us upfront fees of $10.0 million and purchased $5.0 million of our common stock at a premium in 2005. We have earned and will continue to earn payments in connection with certain clinical events, should they occur, as well as royalties from sales of the resulting products upon marketing approval, if any. Under the terms of the collaboration agreement, the aggregate of potential amounts payable to us is $175.0 million and mid-single-digit to low double-digit royalties on sales. In May 2006, we received the first payment of $5.0 million upon Pfizer’s selection of the licensed compound, R343, and nominated to commence advanced preclinical development in allergic asthma. In December 2007, we received a second payment of $5.0 million when Pfizer initiated a Phase 1 clinical trial on R343. No such contingent payments were received in 2008, 2009, 2010 and 2011 as no further triggering events were achieved. Pfizer completed an initial Phase 1b allergen challenge clinical trial. Future events that will trigger payments to us under the Pfizer agreement are based solely on Pfizer’s future efforts.  Pfizer has informed us that they are in the process of evaluating their next steps in this program.

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

Daiichi Sankyo

In August 2002, we signed an agreement for a collaboration with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the agreement. Under the terms of the collaboration agreement, the aggregate of potential amounts payable to us is $33.9 million and we are entitled to receive royalties on any commercialized products to emerge from the collaboration, if any, at low to mid-single-digit royalties on sales. We have earned to date payments totaling $5.7 million, including a payment of $750,000 for the first designation of a rational design lead compound that we received in December 2009, and may earn additional payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that will trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended
	March 31,
	2011	2010
Categories:
Research	$5,606	$4,427
Development	2,955	5,712
Other	6,545	7,286

	$15,106	$17,425

“Other” expenses mainly represent allocated stock-based compensation expense of approximately $2.5 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively, and allocated facilities costs of approximately $4.0 million and $4.2 million for the three months ended March 31, 2011 and 2010, respectively.

For the period from January 1, 2007 to March 31, 2011, total research and development expense by category was $91.9 million, $149.6 million, and $108.8 million, for research, development, and other, respectively.

For the three months ended March 31, 2011, the major portion of our research and development expense was associated with the salaries of our research and development personnel, allocated facilities costs, and allocated stock-based compensation expense. For the three months ended March 31, 2010, a major portion of our research and development expense was associated with the salaries of our research and development personnel, allocated facilities costs, and our extension trials in RA patients.

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

For a discussion of the risks and uncertainties associated with the timing and costs of completing the development of our drug candidates, see “Part I. Item 1A. Risk Factors,” including in particular the following risks:

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17 thereby amending ASC 605 for revenue recognition related to the milestone method of revenue recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The amendments are effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We adopted the amendments on January 1, 2011 on a prospective basis. The adoption of ASU No. 2010-17 had no material effect on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13 (formerly Emerging Issues Task Force, or EITF, No. 08-1) on ASC 605 for revenue recognition related to multiple-deliverable revenue arrangements. ASU No. 2009-13 provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to deliverables and require the use of the relative selling price method in the allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to multiple-deliverable revenue arrangements. The amendments are effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We adopted the amendments on January 1, 2011 on a prospective basis.  The adoption of ASU No. 2009-13 had no material effect on our financial statements. ASU No. 2009-13 could have a material impact on revenues that will be recognized from any collaboration agreements that we may enter into in the future.

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

Revenue Recognition

We present revenue from our collaboration arrangements under FASB ASC 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under our control.  Following adoption of ASU 2009-13 on January 1, 2011, consideration we receive under collaboration arrangements will be allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Revenues associated with substantive, at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance and it is reasonable relative to all of the deliverables and payment terms within the arrangement.  Non-refundable contingent future amounts receivable in connection with future events specified in collaboration agreements that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through completion of any underlying performance obligations, the amounts are fixed or determinable and collectibility is reasonably assured.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Revenues

	Three Months Ended
	March 31,
	2011	2010	Aggregate Change
	(in thousands)

Contract revenues from collaborations	$—	$3,261	$(3,261)

There were no revenues reported during the three months ended March 31, 2011. Contract revenue from collaborations for the three months ended March 31, 2010 consisted of $3.3 million related to the amortization of the $100.0 million upfront payment received in connection with our worldwide license agreement with AZ that was effective as of March 26, 2010. We have no deferred revenue as of March 31, 2011.

Research and Development Expense

	Three Months Ended
	March 31,
	2011	2010	Aggregate Change
	(in thousands)

Research and development expense	$15,106	$17,425	$(2,319)
Stock-based compensation expense included in research and development expense	$2,513	$3,083	$(570)

The decrease in research and development expense for the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to the completion of the transfer of the fostamatinib open label extension study to AZ in September 2010 and the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below.

General and Administrative Expense

	Three Months Ended
	March 31,
	2011	2010	Aggregate Change
	(in thousands)

General and administrative expense	$5,754	$8,186	$(2,432)
Stock-based compensation expense included in general and administrative expense	$1,324	$2,084	$(760)

The decrease in general and administrative expense for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to certain one-time investment banking fees associated with the closing of our transaction with AZ in 2010 and decrease in stock-based compensation expense as discussed under  “Stock-Based Compensation Expense” below.

Stock-Based Compensation Expense

	Three Months Ended
	March 31,
	2011	2010	Aggregate Change
	(in thousands)

Stock-based compensation expense from:
Officer, director and employee options	$3,837	$5,136	$(1,299)
Consultant options	—	31	(31)

Total	$3,837	$5,167	$(1,330)

The decrease in stock-based compensation expense for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to a full quarter of stock-based compensation expense amortization in the first quarter of 2010 related to options granted in late March of 2009 that vested over a year, in addition to the amortization of stock-based compensation expense related to options granted in January of 2010 that vested over a year.

Interest Income

	Three Months Ended
	March 31,
	2011	2010	Aggregate Change
	(in thousands)

Interest income	$90	$47	$43

Interest income results from our interest-bearing cash and investment balances. The increase in interest income for the three months ended March 31, 2011, as compared to the same period in 2010, was due to higher average cash balances and an increase in interest rates on our investments in 2011.

Interest Expense

	Three Months Ended
	March 31,
	2011	2010	Aggregate Change
	(in thousands)

Interest expense	$11	$30	$(19)

Interest expense primarily results from our capital lease obligations associated with fixed asset acquisitions. The decrease in interest expense for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to the lower average outstanding balance of capital lease obligations in the three months ended March 31, 2011, as compared to the same period in 2010.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment from AZ of $100.0 million in April 2010. In October 2010, we received $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib.  We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net sales worldwide.

In October 2010, we were notified by the Internal Revenue Service that we were certified to receive a total cash grant of approximately $2.4 million related to the previously filed applications under the Qualifying Therapeutic Discovery Projects (Section 48D of the Internal Revenue Code). Of this amount, approximately $2.1 million was received in November 2010 and the remainder was received in March 2011.

As of March 31, 2011, we had approximately $155.5 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $177.3 million as of December 31, 2010, a decrease of approximately $21.8 million. The decrease was primarily attributable to operating expenses for the three months ended March 31, 2011, as well as payments of certain outstanding liabilities as of December 31, 2010. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

•                  the ability to achieve the events identified in our collaborative agreements that trigger payments to us from our collaboration partners;

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. For the three months ended March 31, 2011 and 2010, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,763)	$(23,092)
Investing activities	37,791	24,001
Financing activities	(199)	(237)

Net increase in cash and cash equivalents	$16,829	$672

Net cash used in operating activities was approximately $20.8 million for the three months ended March 31, 2011, compared to approximately $23.1 million for the three months ended March 31, 2010. The decrease in net cash used in operating activities was primarily due to the decrease in cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $37.8 million for the three months ended March 31, 2011, compared to approximately $24.0 million for the three months ended March 31, 2010.  Net cash provided by investing activities in 2011 was primarily due to maturities of available-for-sale securities of approximately $77.6 million, partially offset by purchases of available-for-sale securities of approximately $38.9 million. Net cash provided by investing activities in 2010 was primarily due to maturities of available-for-sale securities of approximately $37.3 million, partially offset by purchases of available-for-sale securities of approximately $12.8 million.  Capital expenditures were approximately $860,000 for the three months ended March 31, 2011, compared to approximately $440,000 for the same period in 2010.

Net cash used in financing activities was approximately $199,000 for the three months ended March 31, 2011, compared to approximately $237,000 for the same period in 2010. Net cash used in financing activities in 2011 was primarily due to payments for capital lease financing of approximately $251,000, partially offset by the proceeds from the exercise of outstanding options of approximately $52,000. Net cash used in financing activities in 2010 was primarily due to payments for capital lease financing of approximately $321,000, partially offset by the proceeds from the exercise of outstanding options of approximately $84,000.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

As of March 31, 2011, we had the following contractual commitments:

			Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 years
	(in thousands)
Capital Lease obligations (1)	$560	$560	$—	$—	$—
Facilities lease	98,994	12,884	27,349	29,572	29,189
Total	$99,554	$13,444	$27,349	$29,572	$29,189

(1)                                  As of March 31, 2011, we had approximately $560,000 in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of March 31, 2011 are secured by the equipment financed, bear interest at rates between 4.99% and 7.41% and are due in monthly installments through 2012.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2011, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for the Stock Offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010, appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. Plaintiff’s reply brief is due on May 9, 2011.

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

Item 1A.    Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.

If our corporate collaborations or license agreements are unsuccessful, our research and development efforts could be delayed.

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties now and in the future. We rely on these arrangements for not only financial resources, but also for expertise we need now and in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if these collaborations or additional third parties with which we may collaborate, if any, will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. In addition, our corporate collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate. Although Pfizer has informed us that they plan to conduct an allergen challenge trial in 2011, they may later decide to delay or discontinue the trial. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason, including corporate restructuring, such failure might delay our ongoing research and development efforts, because we might not receive any future payments, and we would not receive any royalties associated with such compound or product. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. AZ started its Phase 3 clinical trial program in patients in RA in September 2010. Our collaboration agreement with AZ does not include a research phase. The research phase of our collaboration with Johnson & Johnson ended in 2003, and the research phases conducted at our facilities under our broad collaboration with Novartis Pharma AG (Novartis) ended in 2004. The research phase of our collaboration agreement with Daiichi ended in 2005. In 2004, we signed a collaboration agreement with Merck & Co., Inc. (Merck), and the research phase of this collaboration ended in May 2007. In 2005, we signed a collaboration agreement with Pfizer, and the research phase of this collaboration ended in February 2007. Our collaboration agreement with Merck Serono, which, as of February 2010, was no longer active, did not include a research phase. Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the resources and expertise of our collaborative partners could adversely affect our business.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 90 pending patent applications and over 185 issued patents in the United States, as well as pending corresponding foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. In October 2010, we received $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 in the fostamatinib program by AZ.  AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib.  We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net sales worldwide. We believe that our existing capital resources and the anticipated proceeds from our current collaborations will be sufficient to support our current and projected funding requirements through at least the next 12 months. We may need additional funds in the future and the amount of future funds needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials. Unless and until we are able to generate a sufficient amount of product and royalty revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

•                  the ability to achieve the events identified in our collaborative agreements that trigger payments to us from our collaboration partners;

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, this resulted from the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 in the fostamatinib program by AZ in October 2010. We incurred a net operating loss of approximately $20.8 million for the three months ended March 31, 2011. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses in the next three years and there can be no assurance that we will generate operating income in the future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of March 31, 2011, we had an accumulated deficit of approximately $596.2 million. The extent of our future losses or profitability is highly uncertain.

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

Because we expect to be dependent upon collaborative and license agreements, we might not meet our strategic objectives.*

Our ability to generate revenue in the near term depends on the timing of recognition of certain upfront payments, achievement of certain payment triggering events with our existing collaboration agreements and our ability to enter into additional collaborative agreements with third parties. Our ability to enter into new collaborations and the revenue, if any, that may be recognized under these collaborations is highly uncertain. If we are unable to enter into one or more new collaborations, our business prospects could be harmed, which could have an immediate adverse effect on our ability to continue to develop our compounds and on the trading price of our stock. Our ability to enter into a collaboration may be dependent on many factors, such as the results of our clinical trials, competitive factors and the fit of one of our programs with another company’s risk tolerance, including toward regulatory issues, patent portfolio, clinical pipeline, the stage of the available data, particularly if it is early, overall corporate goals and financial position.

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis, Daiichi, Merck, Merck Serono and Pfizer. We received an upfront payment of $100.0 million in April 2010 and received payments of $25.0 million in October 2010 from AZ. Under many agreements, however, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (the Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act of 1933, as amended (the Securities Act), and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010, appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. Plaintiff’s reply brief is due on May 9, 2011.

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

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical testing. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

Exhibit Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation. (1)

3.2		Amended and Restated Bylaws. (2)

4.1		Form of warrant to purchase shares of common stock. (3)

4.2		Specimen Common Stock Certificate. (4)

4.3		Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.31	*	2011 Cash Incentive Plan. (7)

10.32	*	2011 Base Salaries for Named Executive Officers.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended September 30, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(7)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 9, 2011, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

+	Confidential treatment will be requested as to specific portions, which portions are omitted and will be filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2011

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 3, 2011

INDEX TO EXHIBITS

Exhibit Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation. (1)

3.2		Amended and Restated Bylaws. (2)

4.1		Form of warrant to purchase shares of common stock. (3)

4.2		Specimen Common Stock Certificate. (4)

4.3		Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.31	*	2011 Cash Incentive Plan. (7)

10.32	*	2011 Base Salaries for Named Executive Officers.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended September 30, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(7)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 9, 2011, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

+	Confidential treatment will be requested as to specific portions, which portions are omitted and will be filed separately with the Securities and Exchange Commission.