Form 10-Q
period 2011-06-30
RIGEL PHARMACEUTICALS INC
filed 2011-08-02
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of July 27, 2011, there were 71,223,710 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,952	$8,877
Available-for-sale securities	236,145	168,418
Prepaid expenses and other current assets	3,472	2,631
Total current assets	282,569	179,926
Property and equipment, net	5,168	4,534
Other assets	2,130	2,235
	$289,867	$186,695

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,461	$1,403
Accrued compensation	3,352	4,811
Other accrued liabilities	2,552	4,357
Deferred revenue	105	—
Capital lease obligations	315	755
Total current liabilities	7,785	11,326

Long-term portion of capital lease obligations	—	45
Long-term portion of deferred rent	9,269	9,056
Other long-term liabilities	128	137

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 71,203,011 and 52,271,184 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	71	52
Additional paid-in capital	890,243	741,551
Accumulated other comprehensive income (loss)	60	(38)
Accumulated deficit	(617,689)	(575,434)
Total stockholders’ equity	272,685	166,131
	$289,867	$186,695

(1)  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2010.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Contract revenues from collaborations	$395	$49,457	$395	$52,718
Costs and expenses:
Research and development	17,109	16,815	32,215	34,240
General and administrative	4,843	5,664	10,597	13,850
Total costs and expenses	21,952	22,479	42,812	48,090

Income (loss) from operations	(21,557)	26,978	(42,417)	4,628
Interest income	90	76	180	123
Interest expense	(7)	(25)	(18)	(55)

Net income (loss)	$(21,474)	$27,029	$(42,255)	$4,696

Net income (loss) per share:
Basic	$(0.37)	$0.52	$(0.76)	$0.09
Diluted	$(0.37)	$0.51	$(0.76)	$0.09

Weighted-average shares used in computing net income (loss) per share:
Basic	58,272	51,974	55,290	51,969
Diluted	58,272	52,511	55,290	52,480

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net (loss) income	$(42,255)	$4,696
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	923	597
Stock-based compensation expense	7,037	8,868
Changes in assets and liabilities:
Prepaid expenses and other current assets	(841)	(3)
Other assets	105	115
Accounts payable	58	(105)
Accrued compensation	(1,459)	(3,807)
Other accrued liabilities	(1,805)	1,278
Deferred revenue	105	47,283
Deferred rent and other long term liabilities	204	(3,439)
Net cash (used in) provided by operating activities	(37,928)	55,483
Investing activities
Purchases of available-for-sale securities	(214,929)	(114,849)
Maturities and sales of available-for-sale securities	147,300	78,265
Capital expenditures	(1,557)	(1,735)
Net cash used in investing activities	(69,186)	(38,319)
Financing activities
Payments on capital lease obligations	(485)	(610)
Net proceeds from issuances of common stock	141,674	958
Net cash provided by financing activities	141,189	348
Net increase in cash and cash equivalents	34,075	17,512
Cash and cash equivalents at beginning of period	8,877	14,717
Cash and cash equivalents at end of period	$42,952	$32,229
Supplemental disclosure of cash flow information
Interest paid	$17	$52

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

3.              Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 for the presentation of comprehensive income thereby amending Accounting Standards Codification (ASC) 220, Comprehensive Income. The amendments require that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective in fiscal years beginning after December 15, 2011 and should be applied retrospectively.  These amendments will impact the presentation of our financial statements upon adoption.

In May 2011, the FASB issued ASU No. 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The amendments are effective in fiscal years beginning after December 15, 2011 and will be applied prospectively. We are currently evaluating the impact on our financial statements of adopting these amendments to ASC 820 and cannot estimate the impact of adoption at this time.

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

4.              Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include stock options and warrants and shares under our 2000 Employee Stock Purchase Plan (ESPP). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(21,474)	$27,029	$(42,255)	$4,696

Denominator - Basic:
Weighted-average common shares outstanding	58,272	51,974	55,290	51,969

Denominator - Diluted:
Weighted-average common shares outstanding	58,272	51,974	55,290	51,969
Dilutive effect of stock options, shares under ESPP and warrant	—	537	—	511
Weighted-average shares outstanding and Dilutive common stock equivalents	58,272	52,511	55,290	52,480

Net income (loss) per common share:
Basic	$(0.37)	$0.52	$(0.76)	$0.09
Diluted	$(0.37)	$0.51	$(0.76)	$0.09

During the periods presented, we had securities outstanding that could potentially dilute basic net income (loss) per share, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Options to purchase common shares	11,823	7,685	11,823	7,547
Warrant to purchase common shares	200	—	200	—
Shares issuable related to ESPP	97	—	64	—

	12,120	7,685	12,087	7,547

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Research and development	$2,337	$1,917	$4,850	$5,000
General and administrative	863	1,784	2,187	3,868
Stock-based compensation expense	$3,200	$3,701	$7,037	$8,868

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. We have segregated option awards into three homogenous groups for purposes of determining fair values of options: officers and directors, all other employees, and consultants.

We determined weighted-average valuation assumptions separately for each of these groups as follows:

•                  Volatility — We estimated volatility using the historical share price performance over the expected life of the option up to the point where we have historical market data. We also considered other factors, such as implied volatility, our current clinical trials and other company activities that may affect the volatility of our stock in the future. We determined that at this time historical volatility is more indicative of our expected future stock performance than implied volatility.

•                  Expected term — For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods. We worked with various historical data to determine the applicable expected term for each of the other option groups. This data included: (1) for exercised options, the term of the options from option grant date to exercise date; (2) for cancelled options, the term of the options from option grant date to cancellation date, excluding unvested option forfeitures; and (3) for options that remained outstanding at the balance sheet date, the term of the options from option grant date to the end of the reporting period and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each employee group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we considered the optionee type (i.e., officers and directors or all other employees) and other factors that may affect the expected term of the option.

•                  Risk-free interest rate — The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group.

•                  Dividend yield — The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the future.

Pursuant to FASB ASC 718, we are required to estimate the amount of expected forfeitures when calculating compensation costs. We estimated the forfeiture rate using our historical experience with pre-vesting options. We adjust our stock-based compensation expense as actual forfeitures occur, review our estimated forfeiture rates each quarter and make changes to our estimate as appropriate.

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2011 and 2010:

	Equity Incentive Plans		Equity Incentive Plans
	Three Months Ended		Six Months Ended
	June 30,		June, 30
	2011	2010	2011	2010
Risk-free interest rate	1.9%	2.3%	2.1%	2.4%
Expected term (in years)	6.0	5.4	5.2	5.4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	87.8%	90.1%	84.2%	90.1%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. We granted options to purchase 2,224,985 shares of common stock during the six months ended June 30, 2011, with a grant-date weighted-average fair value of $4.63 per share. We granted options to purchase 1,894,400 shares of common stock during the six months ended June 30, 2010, with a grant-date weighted-average fair value of $6.17 per share.  As of June 30, 2011, there was approximately $8.5 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At June 30, 2011, 4,689,780 shares of common stock were available for future grant under our equity incentive plans and options to purchase 59,794 shares were exercised during the six months ended June 30, 2011.

Employee Stock Purchase Plan (ESPP)

The fair value of purchase rights granted under our ESPP is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our ESPP provides for a 24-month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our ESPP under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our ESPP also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period.

As of June 30, 2011, there were approximately 858,275 shares reserved for future issuance under the ESPP and 127,033 shares were purchased under the ESPP during the six months ended June 30, 2011. The following table summarizes the weighted-average assumptions used to calculate the fair value of purchase rights granted under our ESPP for the six months ended June 30, 2011 and 2010. Expected volatilities for our ESPP are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Six Months Ended
	June 30,
	2011	2010
Risk-free interest rate	0.3%	0.3%
Expected term (in years)	1.0	0.7
Dividend yield	0.0%	0.0%
Expected volatility	61.4%	82.6%

6.              Revenue Recognition

We present revenue from our collaboration arrangements under FASB ASC 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under our control.  Following adoption of ASU 2009-13 on January 1, 2011, consideration we receive under collaboration arrangements will be allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria will be applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

7.              Research and Development Accruals

We have various contracts with third parties related to our research and development activities. Costs that are incurred but not billed to us as of the end of the period are accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity reported by third parties. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight-line basis over the duration of the contracts. Raw materials and study materials purchased by us or third parties are expensed at the time of purchase.

8.              Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We currently have the following significant active collaborations with two major pharmaceutical/biotechnology companies: AstraZeneca AB (AZ), relating to fostamatinib for the treatment of rheumatoid arthritis (RA) and other indications, and Daiichi Sankyo Co., Ltd. (Daiichi), relating to oncology. Neither of these collaborations currently provides us with regular research reimbursement. In both of these collaborations, if certain conditions are met, we are entitled to receive future payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further payments or royalties under these agreements.

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

Under the agreement, our deliverables were: (i) granting a license of rights to fostamatinib, (ii) transfer of technology (know-how) related to fostamatinib, and (iii) conducting, at our expense, the fostamatinib open label extension study until it was transferred to AZ on September 25, 2010. We concluded that these deliverables should be accounted for as one single unit of accounting and we recognized the $100.0 million upfront payment received in April 2010 from AZ ratably over the performance period from March 26, 2010, the effective date of the agreement, through September 25, 2010, the completion date of the last deliverable, which was the transfer of the fostamatinib long-term open label extension study to AZ. We elected a straight-line method for recognition of this upfront payment as the effort to advance and transfer the study was fairly consistent over the transition period.

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

Daiichi Sankyo

In August 2002, we signed an agreement for a collaboration with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the collaboration agreement. Under the terms of the collaboration agreement, the aggregate of potential amounts payable to us is $33.9 million and we are entitled to receive royalties on any commercialized products to emerge from the collaboration, if any, at low to mid-single-digit royalties on sales. We have earned to date payments totaling $5.7 million, including a payment of $750,000 for the first designation of a rational design lead compound that we received in December 2009, and may earn additional payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that will trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts.

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

Other Agreements

In May 2011, we announced that Pfizer, Inc. (Pfizer) returned full rights to the R343 program to us as a result of its decision to exit the allergy and respiratory therapeutic area within research and development. We assumed development of R343 and expect to begin a Phase 2 clinical trial with R343 in asthma in the first half of 2012.  For further discussion on the R343 program, see “R343 — Asthma” under “Partnered Clinical Programs” in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

In June 2011, we entered into an exclusive license agreement with BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program.  BerGenBio is responsible for all activities it wishes to perform under the license granted. BerGenBio is required to pay us an upfront payment of $500,000 within 30 days from the effective date of the agreement. Under the agreement, our deliverables are: (i) granting a license of rights to our oncology program, and (ii) delivery of a small batch of compound to BerGenBio. We concluded that these deliverables should be accounted for as separate units of accounting. We used management’s best estimate of selling price in the allocation of the upfront payment and recognized revenue of $395,000 for the three and six months ended June 30, 2011. This oncology program was developed before we focused our research and development efforts on inflammatory and autoimmune diseases, as well as for muscle disorders.

9.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Checking account	$63	$344
Money market funds	23,792	8,533
U. S. treasury bills	9,069	8,940
Government-sponsored enterprise securities	119,454	77,909
Corporate bonds and commercial paper	126,719	81,569
	$279,097	$177,295
Reported as:
Cash and cash equivalents	$42,952	$8,877
Available-for-sale securities	236,145	168,418
	$279,097	$177,295

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2011	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$9,062	$7	$—	$9,069
Government-sponsored enterprise securities	119,485	26	(57)	119,454
Corporate bonds and commercial paper	126,635	100	(16)	126,719
Total	$255,182	$133	$(73)	$255,242

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$8,941	$—	$(1)	$8,940
Government-sponsored enterprise securities	77,934	7	(32)	77,909
Corporate bonds and commercial paper	81,581	19	(31)	81,569
Total	$168,456	$26	$(64)	$168,418

As of June 30, 2011, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Five Years
Money market funds	$23,792	$—
U. S. treasury bills	9,069	—
Government-sponsored enterprise securities	72,571	46,883
Corporate bonds and commercial paper	122,691	4,028
	$228,123	$50,911

As of June 30, 2011, our cash equivalents and available-for-sale securities had a weighted-average time to maturity of approximately 229 days. We view our available-for-sale portfolio as available for use in current operations.  Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of June 30, 2011 to maturity. At June 30, 2011 and December 31, 2010, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  As of June 30, 2011, a total of 25 individual securities had been in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
June 30, 2011	Fair Value	Losses
Government-sponsored enterprise securities	$69,820	$(57)
Corporate bonds and commercial paper	7,979	(16)
Total	$77,799	$(73)

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

Level 2 — Are inputs, other than quoted prices included in Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

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

Fair Value Measured on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$23,792	$—	$—	$23,792
U. S. treasury bills	—	9,069	—	9,069
Government-sponsored enterprise securities	—	119,454	—	119,454
Corporate bonds and commercial paper	—	126,719	—	126,719
Total	$23,792	$255,242	$—	$279,034

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$8,533	$—	$—	$8,533
U. S. treasury bills	—	8,940	—	8,940
Government-sponsored enterprise securities	—	77,909	—	77,909
Corporate bonds and commercial paper	—	81,569	—	81,569
Total	$8,533	$168,418	$—	$176,951

11.       Equity Financing

In June 2011, we completed an underwritten public offering in which we sold 18,745,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $8.00 per share. We received net proceeds of approximately $140.5 million after deducting underwriting discounts and commissions and offering expenses.

12.       Contingencies

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010, appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. On May 9, 2011, the plaintiff filed its reply brief.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may occur in future periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as for muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib, an oral syk inhibitor that has started its phase 3 clinical trial program for RA (partnered with AZ), and R343, an inhaled syk inhibitor that has completed phase 1 clinical trials for asthma.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. In June 2011, we completed an underwritten public offering in which we sold 18,745,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $8.00 per share. We received net proceeds of approximately $140.5 million, after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2011, we had approximately $279.1 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources and the anticipated proceeds from our current collaborations will be sufficient to support our current and projected funding requirements through at least the next 12 months. Unless and until we are able to generate a sufficient amount of product and/or royalty revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

Product Development Programs

Our product development portfolio features multiple novel, small-molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory and autoimmune diseases, as well as for muscle disorders.

Partnered Clinical Programs

Fostamatinib (previously referred to as R788)—Rheumatoid Arthritis

Disease background.  RA is a systemic autoimmune inflammatory disease that causes damage to the joints and other organs, affecting approximately 1 in 100 people in the United States. It is a major cause of disability and is also associated with reduced life expectancy, especially if it is not adequately treated. Despite current treatment options, many patients still experience significant disease activity, including continued joint destruction leading to pain and disability, therefore new treatment options are needed.

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

OSKIRA

The OSKIRA (Oral Syk Inhibition in Rheumatoid Arthritis) Phase 3 clinical trial program is designed to investigate fostamatinib as a treatment for RA in patients with an inadequate response to DMARDs, including methotrexate (MTX). AZ announced that the OSKIRA clinical trial program will include three pivotal Phase 3 studies assessing the efficacy and tolerability of fostamatinib: two 12-month studies examining the effect of fostamatinib on patients responding inadequately to DMARDs (including MTX), and a six-month study assessing the effect of fostamatinib on patients who have previously responded inadequately to anti-TNF therapy. In September 2010, the first patient was enrolled in the OSKIRA clinical trial program. The fostamatinib clinical trial program is also expected to include long-term safety extension studies involving more than 2,000 of the patients recruited during the course of the Phase 2 and 3 clinical trial programs. AZ recently reported that their Phase 3 clinical development program (OSKIRA) to investigate fostamatinib as a treatment for RA is progressing well. They expect the first set of data in the second half of 2012 and remain on track to meet the planned U.S. and European new drug application (NDA) filing dates in 2013. AZ also announced that in the first quarter of 2011 they had commenced a Phase 2b clinical trial (OSKIRA 4) that explores fostamatinib as a monotherapy in RA. This trial will provide important information on the profile of fostamatinib without concomitant treatment with a DMARD.

TASKi2

In July 2009, we announced that fostamatinib produced significant clinical improvement in RA patients in the TASKi2 Phase 2b clinical trial, which evaluated 457 RA patients for up to six months. TASKi2 was a multi-center, randomized, double-blind, placebo-controlled, parallel-dose clinical trial involving RA patients in the United States, Latin America and Europe who had failed to respond to methotrexate alone. Patients received either 100 mg of fostamatinib b.i.d. (twice a day), 150 mg q.d. (once a day) or placebo. The groups treated with 100 mg of fostamatinib b.i.d. and 150 mg q.d. reported higher response rates than the placebo group in all criteria levels. The efficacy results for the two dosing groups were comparable, although the response rates for the 100 mg b.i.d. group were uniformly greater. Consistent with the previous Phase 2a clinical trial (TASKi1), the onset effect of fostamatinib occurred within one week after the initiation of therapy and was maintained. The most common, clinically meaningful, drug-related adverse events noted in TASKi2 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and fostamatinib groups.

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

In 2005, we announced a collaborative research and license agreement with Pfizer Inc. for the development of inhaled products for the treatment of allergic asthma and other respiratory diseases, such as chronic obstructive pulmonary disease. The collaboration was focused on our pre-clinical small molecule compounds, which inhibit syk. R343 was the oral syk inhibitor small molecule at the center of this collaboration. Pfizer completed the Phase 1a clinical trial of an inhaled formulation of R343, which commenced in December 2007 and resulted in a payment of $5.0 million to us. Pfizer also completed an initial Phase 1b allergen challenge clinical trial. We recently assumed development of R343 after Pfizer returned full rights to the R343 program as a result of its decision to exit research and development in the allergy and respiratory therapeutic area, and the collaborative research and license agreement was terminated. We are evaluating the details of R343’s development to date and expect to design a Phase 2 clinical trial of R343 later this year that we anticipate would be initiated in the first half of 2012.

Research/Preclinical Programs

We are conducting proprietary research in the broad disease areas of inflammation/immunology and muscle wasting/muscle endurance. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

In the area of inflammation/immunology, we have a lead candidate in our oral janus kinase 3 (JAK3) inhibitor program and expect to begin clinical studies by the end of 2011. This program is focused on the treatment of transplant rejection, but could also extend to indications including RA and psoriasis. We also have a lead candidate in our topical JAK3 program and expect to begin clinical studies for this program in 2011. This program is expected to focus on discoid lupus. Additionally, we expect to select a compound for preclinical development in 2011 from our protein kinase C theta (PKCΘ) inhibitor program, initially focusing on multiple sclerosis.

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

We also have an active small molecule discovery program in muscle wasting. Muscle atrophy, or the loss of muscle mass, is associated with several disease states. Excessive loss of muscle in the context of illness can contribute significantly to both morbidity and mortality rates. Many conditions that have associated muscle loss, including cancer, chronic heart failure, chronic kidney disease, mechanical ventilation and aging (sarcopenia), have significant patient populations that may benefit from therapeutics that counter such muscle loss. One of our core programs in this area is focused on myostatin signaling. Myostatin is a cytokine that signals via the type II activin receptors (ACVR2A and ACVR2B) and has been shown to inhibit muscle growth. We are currently performing structure activity relationship studies on several promising molecules from initial ACVR2A/2B screens, and are developing new screens and models for this program. We expect to enter the clinic with this program in late 2012 or 2013 for the potential indication of ventilator associated disuse atrophy.

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. We currently have the following significant active collaborations with two major pharmaceutical/biotechnology companies: AZ, relating to fostamatinib for the treatment of RA and other indications, and Daiichi, relating to oncology. Neither of these collaborations currently provides us with regular research reimbursement. In both of these collaborations, if certain conditions are met, we are entitled to receive future payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further payments or royalties under these agreements.

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

Under the agreement, our deliverables were: (i) granting a license of rights to fostamatinib, (ii) transfer of technology (know-how) related to fostamatinib, and (iii) conducting, at our expense, the fostamatinib open label extension study until it was transferred to AZ on September 25, 2010. We concluded that these deliverables should be accounted for as one single unit of accounting and we recognized the $100.0 million upfront payment received in April 2010 from AZ ratably over the performance period from March 26, 2010, the effective date of the agreement, through September 25, 2010, the completion date of the last deliverable, which was the transfer of the fostamatinib long-term open label extension study to AZ. We elected a straight-line method for recognition of this upfront payment as the effort to advance and transfer the study was fairly consistent over the transition period.

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

Daiichi Sankyo

In August 2002, we signed an agreement for a collaboration with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the collaboration agreement. Under the terms of the collaboration agreement, the aggregate of potential amounts payable to us is $33.9 million and we are entitled to receive royalties on any commercialized products to emerge from the collaboration, if any, at low to mid-single-digit royalties on sales. We have earned to date payments totaling $5.7 million, including a payment of $750,000 for the first designation of a rational design lead compound that we received in December 2009, and may earn additional payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that will trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts.

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

Other Agreements

In May 2011, we announced that Pfizer returned full rights to the R343 program to us as a result of its decision to exit the allergy and respiratory therapeutic area within research and development, and the collaborative research and license agreement was terminated. We recently assumed development of R343 and expect to begin a Phase 2 clinical trial with R343 in asthma in the first half of 2012.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program.  BerGenBio is responsible for all activities it wishes to perform under the license granted. BerGenBio is required to pay us an upfront payment of $500,000 within 30 days from the effective date of the agreement. Under the agreement, our deliverables are: (i) granting a license of rights to our oncology program, and (ii) delivery of a small batch of compound to BerGenBio. We concluded that these deliverables should be accounted for as separate units of accounting. We used management’s best estimate of selling price in the allocation of the upfront payment and recognized revenue of $395,000 for the three and six months ended June 30, 2011. This oncology program was developed before we focused our research and development efforts on inflammatory and autoimmune diseases, as well as for muscle disorders.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expense Categories:
Research	$5,879	$5,568	$11,485	$9,995
Development	4,796	5,350	7,750	11,062
Other	6,434	5,897	12,980	13,183

	$17,109	$16,815	$32,215	$34,240

“Other” expenses mainly represent allocated stock-based compensation expenses of approximately $2.3 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively, and allocated facilities costs of approximately $4.1 million and $4.0 million for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, allocated stock-based compensation expenses were approximately $4.9 million and $5.0 million, respectively, and allocated facilities costs were approximately $8.1 million and $8.2 million, respectively.

For the period from January 1, 2007 to June 30, 2011, total research and development expense by category was $97.8 million, $154.4 million, and $115.2 million, for research, development, and other, respectively.

For the three months and six months ended June 30, 2011, a major portion of our research and development expense was associated with the salaries of our research and development personnel, allocated facilities costs, and allocated stock-based compensation expense. For the three and six months ended June 30, 2010, a major portion of our research and development expense was associated with the salaries of our research and development personnel, our extension trials in RA patients, and allocated facilities costs.

The Phase 2 clinical trials of fostamatinib in RA were completed in 2009. We licensed the rights to fostamatinib to AZ in February 2010. On September 29, 2010, AZ announced the enrollment of the first patient in the Phase 3 clinical program for fostamatinib, referred to as OSKIRA. AZ recently reported that their Phase 3 clinical development program (OSKIRA) to investigate fostamatinib as a treatment for RA is progressing well. They expect the first set of data in the second half of 2012 and remain on track to meet the planned U.S. and European NDA filing dates in 2013. AZ also announced that in the first quarter of 2011 they had commenced a Phase 2b clinical trial (OSKIRA 4) that explores fostamatinib as a monotherapy in RA. AZ will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors.

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

•                  “If we are unable to obtain regulatory approval to market products in the United States and foreign jurisdictions, we will not be permitted to commercialize products from our research and development.”

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

Equity Financing

In June 2011, we completed an underwritten public offering in which we sold 18,745,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $8.00 per share. We received net proceeds of approximately $140.5 million, after deducting underwriting discounts and commissions and offering expenses.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendments require that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective in fiscal years beginning after December 15, 2011 and should be applied retrospectively.  These amendments will impact the presentation of our financial statements upon adoption.

In May 2011, the FASB issued ASU No. 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The amendments are effective in fiscal years beginning after December 15, 2011 and will be applied prospectively. We are currently evaluating the impact on our financial statements of adopting these amendments to ASC 820 and cannot estimate the impact of adoption at this time.

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

Revenue Recognition

We present revenue from our collaboration arrangements under FASB ASC 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under our control.  Following adoption of ASU 2009-13 on January 1, 2011, consideration we receive under collaboration arrangements will be allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria will be applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Research and Development Accruals

We have various contracts with third parties related to our research and development activities. Costs that are incurred but not billed to us as of the end of the period are accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity reported by third parties. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight-line basis over the duration of the contracts. Raw materials and study materials purchased by third parties are expensed at the time of purchase. Many of our estimates are based significantly or in part on information provided by us or third parties. If such information were not reported properly, our research and development expense amounts could be misstated.

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
Contract revenues	$395	$49,457	$(49,062)	$395	$52,718	$(52,323)

Revenues by collaborator were:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
BerGenBio	$395	$—	$395	$395	$—	$395
AstraZeneca	—	49,457	(49,457)	—	52,718	(52,718)
Total	$395	$49,457	$(49,062)	$395	$52,718	$(52,323)

The decrease in contract revenue from collaborations for the three and six months ended June 30, 2011, compared to the same periods in 2010, was primarily due to the full amortization of the $100.0 million upfront payment pursuant to our worldwide license agreement with AZ in 2010.

Contract revenue from collaborations for the three and six months ended June 30, 2011 was $395,000 which represents a portion of the $500,000 upfront payment we earned for out-licensing our oncology program with BerGenBio, which became effective on June 29, 2011. Contract revenue from collaborations for the three and six months ended June 30 2010 consisted of $49.5 million and $52.7 million, respectively, of amortization of the $100.0 million upfront payment pursuant to our worldwide license agreement with AZ, which became effective on March 26, 2010.  As of June 30, 2011, $105,000 of the upfront payment from BerGenBio has been deferred. We expect that this remaining deferred amount will be fully recognized as revenue in the three months ending September 30, 2011 as we will have fulfilled our remaining deliverable under the agreement. Our potential future revenues in 2011 may also include certain milestone payments from our past collaboration partners.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
Research and development expense	$17,109	$16,815	$294	$32,215	$34,240	$(2,025)
Stock-based compensation expense included in research and development expense	2,337	1,917	420	4,850	5,000	(150)

The increase in research and development expense for the three months ended June 30, 2011, compared to the same period in 2010, was primarily due to an increase in research and development costs related to our oral JAK3 inhibitor program for the treatment of transplant rejection, as well as an increase in amortization of stock-based compensation expense related to the options granted to research and development personnel in 2011, as discussed under “Stock-Based Compensation Expense” below, partially offset by the completion of the transfer of the fostamatinib open label extension study to AZ in September 2010.  The decrease in research and development expense for the six months ended June 30, 2011, compared to the same period in 2010, was primarily due to the completion of the transfer of the fostamatinib open label extension study to AZ in September 2010, partially offset by an increase in research and development costs related to our oral JAK3 inhibitor program for the treatment of transplant rejection. We expect that our research and development expenses will increase as we commence our Phase 1 trials for our oral JAK3 inhibitor program and topical JAK3 program later this year, as well as finalizing our two extensive toxicology studies for our R343 program in asthma.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
General and administrative expense	$4,843	$5,664	$(821)	$10,597	$13,850	$(3,253)
Stock-based compensation expense included in general and administrative expense	863	1,784	(921)	2,187	3,868	(1,681)

The decrease in general and administrative expense for the three months ended June 30, 2011, as compared to the same period in 2010, was primarily due to the decrease in stock-based compensation expense resulting from lower amortization of stock-based compensation expense related to options granted to officers and directors in the second quarter of 2011, as discussed under “Stock-Based Compensation Expense” below. The decrease in general and administrative expense for the six months ended June 30, 2011, as compared to the same period in 2010, was primarily due to the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below, and certain one-time investment banking fees associated with the closing of our transaction with AZ in 2010.

Stock-Based Compensation Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$3,200	$3,701	$(501)	$7,037	$8,837	$(1,800)
Consultant options	—	—	—	—	31	(31)
Total	$3,200	$3,701	$(501)	$7,037	$8,868	$(1,831)

The decrease in stock-based compensation expense for the three months ended June 30, 2011, as compared to the same period in 2010, was primarily due to lower amortization of stock-based compensation expense related to options granted to officers and directors in the second quarter of 2011, partially offset by an increase in amortization of stock-based compensation expense related to options granted to research and development personnel in 2011. The decrease in stock-based compensation expense for the three and six months ended June 30, 2011, as compared to the same periods in 2010, was primarily due to a full quarter of stock-based compensation expense amortization in the first quarter of 2010 related to options granted in late March of 2009 that vested over a year, in addition to the amortization of stock-based compensation expense related to options granted in January of 2010 that vested over a year while amortization of stock-based compensation expense for the six months ended June 30, 2011 primarily relates to options granted in 2011.

Interest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
Interest income	$90	$76	$14	$180	$123	$57

Interest income results from our interest-bearing cash and investment balances. The increases in interest income for the three and six months ended June 30, 2011, as compared to the same periods in 2010, were due to higher average cash balances and an increase in interest rates on our available-for-sale investments in 2011.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
Interest expense	$7	$25	$(18)	$18	$55	$(37)

Interest expense primarily results from our capital lease obligations associated with fixed asset acquisitions. The decreases in interest expense for the three and six months ended June 30, 2011, as compared to the same periods in 2010, were primarily due to the lower average outstanding balance of capital lease obligations during the three and six months ended June 30, 2011, as compared to the same periods in 2010.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing oral syk inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment from AZ of $100.0 million in April 2010. In October 2010, we received $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 studies in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib.  We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net sales worldwide.

In June 2011, we completed an underwritten public offering in which we sold 18,745,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $8.00 per share. We received net proceeds of approximately $140.5 million after deducting underwriting discounts and commissions and offering expenses.

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

As of June 30, 2011, we had approximately $279.1 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $177.3 million as of December 31, 2010, an increase of approximately $101.8 million. The increase was primarily attributable to net proceeds of approximately $140.5 million from our public offering in the second quarter of 2011, partially offset by operating expenses for the six months ended June 30, 2011, as well as payments of certain outstanding liabilities. We believe that our existing capital resources and the anticipated proceeds from our current collaborations will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product and/or royalty revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. For the six months ended June 30, 2011 and 2010, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(37,928)	$55,483
Investing activities	(69,186)	(38,319)
Financing activities	141,189	348

Net increase in cash and cash equivalents	$34,075	$17,512

Net cash used in operating activities was approximately $38.0 million for the six months ended June 30, 2011, compared to net cash provided by operating activities of approximately $55.5 million for the six months ended June 30, 2010. Net cash used in operating activities for the six months ended June 30, 2011 was primarily due to the cash payments related to our research and development programs. Net cash provided by operating activities for the six months ended June 30, 2010 was primarily due to the receipt of the $100.0 million upfront payment from AZ in April 2010, partially offset by cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash used in investing activities was approximately $69.2 million for the six months ended June 30, 2011, compared to approximately $38.3 million for the six months ended June 30, 2010.  Net cash used in investing activities in 2011 was primarily due to purchases of available-for-sale securities of approximately $214.9 million, partially offset by maturities of available-for-sale securities of approximately $147.3 million. Net cash used in investing activities in 2010 was primarily due to purchases of available-for-sale securities of approximately $114.8 million, partially offset by maturities of available-for-sale securities of approximately $78.3 million.  Capital expenditures were approximately $1.6 million for the six months ended June 30, 2011, compared to approximately $1.7 million for the six months ended June 30, 2010.

Net cash provided by financing activities was approximately $141.2 million for the six months ended June 30, 2011, compared to approximately $348,000 for the same period in 2010. In the second quarter of 2011, we completed a public offering in which we received net proceeds of approximately $140.5 million after deducting underwriting discounts and commissions and offering expenses. Net cash provided by financing activities for the six months ended June 30, 2011 also included proceeds from the exercise of outstanding options and the issuance of shares under our ESPP of approximately $1.2 million, partially offset by payments of capital lease obligations of approximately $485,000. Net cash provided by financing activities in 2010 was primarily due to the proceeds from the exercise of outstanding options and the issuance of shares under our ESPP of approximately $958,000, partially offset by payments for capital lease financing of approximately $610,000.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

As of June 30, 2011, we had the following contractual commitments:

		Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 years
	(in thousands)
Capital Lease obligations (1)	$319	$319	$—	$—	$—
Facilities lease	95,794	13,013	27,620	29,867	25,294
Total	$96,113	$13,332	$27,620	$29,867	$25,294

(1)                                 As of June 30, 2011, we had approximately $319,000 in capital lease obligations (including the interest portion) associated with our equipment. All existing capital lease agreements as of June 30, 2011 are secured by the equipment financed, bear interest at rates between 4.99% and 6.95% and are due in monthly installments through 2012.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2011, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for the Stock Offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010, appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. On May 9, 2011, the plaintiff filed its reply brief.

We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from this matter, and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flows, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to increased volatility in our stock price.

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

In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. AZ started its Phase 3 clinical trial program in patients in RA in September 2010. Our collaboration agreement with AZ does not include a research phase. The research phase of our collaboration agreement with Daiichi ended in 2005. Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the resources and expertise of our collaborative partners could adversely affect our business.

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

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have two product compounds in the clinical testing stage: one with indications for RA, as well as for certain solid tumors that is being implemented by the NCI, all of which indications are subject to a collaboration agreement with AZ; and one in Phase 1b testing and intended for allergic asthma. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 90 pending patent applications and over 190 issued patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral syk inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. In October 2010, we received $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 in the fostamatinib program by AZ.  AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib.  We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net sales worldwide. In June 2011, we completed an underwritten public offering in which we sold 18,745,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $8.00 per share. We received net proceeds of approximately $140.5 million after deducting underwriting discounts and commissions and offering expenses. We believe that our existing capital resources and the anticipated proceeds from our current collaborations will be sufficient to support our current and projected funding requirements through at least the next 12 months. We may need additional funds in the future and the amount of future funds needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials. Unless and until we are able to generate a sufficient amount of product and/or royalty revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, this resulted from the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 in the fostamatinib program by AZ. We incurred a net operating loss of approximately $42.3 million for the six months ended June 30, 2011. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses in the next three years and there can be no assurance that we will generate operating income in the future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of June 30, 2011, we had an accumulated deficit of approximately $617.7 million. The extent of our future losses or profitability is highly uncertain.

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis, Daiichi, Merck & Co., Inc., Merck Serono and Pfizer. We received an upfront payment of $100.0 million in April 2010 and received payments of $25.0 million in October 2010 from AZ. Under many agreements, however, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (the Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By

order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act of 1933, as amended (the Securities Act), and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010, appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. On May 9, 2011, the plaintiff filed its reply brief.

We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from this matter, and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flows, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to increased volatility in our stock price.

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

Future interest income and value of our investments may be impacted by declines in interest rates and the broader effects of the recent turmoil in the global credit markets.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1		Form of Warrant to Purchase Shares of Common Stock. (3)

4.2		Specimen Common Stock Certificate. (1)

4.3		Warrant issued to HCP Life Science REIT, LLC for the Purchase of Shares of Common Stock. (4)

10.19	*	2000 Equity Incentive Plan, as amended.

10.22	*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.33	*	2011 Equity Incentive Plan.

10.34	†	Termination Agreement, by and between Rigel and Pfizer, Inc., dated as of May 2, 2011.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#		XBRL Instance Document

101.SCH#		XBRL Taxonomy Extension Schema Document

101.CAL#		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#		XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) filed on May 5, 2009, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

†	Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#

Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2011

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 2, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (1)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (4)

10.19*	2000 Equity Incentive Plan, as amended.

10.22*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.33*	2011 Equity Incentive Plan.

10.34†	Termination Agreement, by and between Rigel and Pfizer, Inc., dated as of May 2, 2011.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) filed on May 5, 2009, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

†	Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#

Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.