Form 10-Q
period 2011-09-30
RIGEL PHARMACEUTICALS INC
filed 2011-11-01
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 26, 2011, there were 71,243,478 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,682	$8,877
Available-for-sale securities	247,000	168,418
Prepaid expenses and other current assets	2,910	2,631
Total current assets	268,592	179,926
Property and equipment, net	5,223	4,534
Other assets	2,050	2,235
	$275,865	$186,695

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,275	$1,403
Accrued compensation	4,517	4,811
Other accrued liabilities	2,496	4,357
Capital lease obligations	134	755
Total current liabilities	8,422	11,326

Long-term portion of capital lease obligations	—	45
Long-term portion of deferred rent	9,356	9,056
Other long-term liabilities	123	137

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 71,233,155 and 52,271,184 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	71	52
Additional paid-in capital	893,535	741,551
Accumulated other comprehensive loss	(22)	(38)
Accumulated deficit	(635,620)	(575,434)
Total stockholders’ equity	257,964	166,131
	$275,865	$186,695

(1)  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2010.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Contract revenues from collaborations	$4,355	$72,282	$4,750	$125,000
Costs and expenses:
Research and development	17,316	16,394	49,531	50,634
General and administrative	5,080	5,530	15,677	19,380
Total costs and expenses	22,396	21,924	65,208	70,014

Income (loss) from operations	(18,041)	50,358	(60,458)	54,986
Interest income	114	90	294	213
Interest expense	(4)	(15)	(22)	(70)

Net income (loss)	$(17,931)	$50,433	$(60,186)	$55,129

Net income (loss) per share:
Basic	$(0.25)	$0.97	$(0.99)	$1.06
Diluted	$(0.25)	$0.96	$(0.99)	$1.05

Weighted-average shares used in computing net income (loss) per share:
Basic	71,226	52,127	60,660	52,022
Diluted	71,226	52,769	60,660	52,536

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income (loss)	$(60,186)	$55,129
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,429	924
Stock-based compensation expense	10,127	12,635
Changes in assets and liabilities:
Accounts receivable	—	(25,000)
Prepaid expenses and other current assets	(279)	471
Other assets	185	194
Accounts payable	(128)	(164)
Accrued compensation	(294)	(2,653)
Other accrued liabilities	(1,861)	(1,827)
Deferred rent and other long term liabilities	286	(3,234)

Net cash (used in) provided by operating activities	(50,721)	36,475

Investing activities
Purchases of available-for-sale securities	(312,622)	(175,005)
Maturities and sales of available-for-sale securities	234,056	148,189
Capital expenditures	(2,118)	(2,632)

Net cash used in investing activities	(80,684)	(29,448)

Financing activities
Payments on capital lease obligations	(666)	(879)
Net proceeds from issuances of common stock	141,876	1,193

Net cash provided by financing activities	141,210	314

Net increase in cash and cash equivalents	9,805	7,341
Cash and cash equivalents at beginning of period	8,877	14,717

Cash and cash equivalents at end of period	$18,682	$22,058

Supplemental disclosure of cash flow information
Interest paid	$20	$70

See Accompanying Notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.              Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders.

2.              Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year. The balance sheet at December 31, 2010 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In May 2011, the FASB issued ASU No. 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and clarify the application of existing fair value measurements and requirements regarding the disclosure of information about fair value measurements. The amendments are effective in fiscal years beginning after December 15, 2011 and will be applied prospectively. We evaluated the impact of adopting ASU No. 2011-04 and believe it will have no material effect on our financial statements.

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

4.              Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include warrants and stock options and other shares issuable under our 2000 Employee Stock Purchase Plan (ESPP). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(17,931)	$50,433	$(60,186)	$55,129

Denominator - Basic:
Weighted-average common shares outstanding	71,226	52,127	60,660	52,022

Denominator - Diluted:
Weighted-average common shares outstanding	71,226	52,127	60,660	52,022
Dilutive effect of stock options, shares under ESPP and warrant	—	642	—	514
Weighted-average shares outstanding and dilutive common stock equivalents	71,226	52,769	60,660	52,536

Net income (loss) per common share:
Basic	$(0.25)	$0.97	$(0.99)	$1.06
Diluted	$(0.25)	$0.96	$(0.99)	$1.05

During the periods presented, we had securities outstanding that could potentially dilute basic net income (loss) per share, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Options to purchase common shares	11,785	7,484	11,785	7,139
Warrant to purchase common shares	200	—	200	—
Shares issuable related to ESPP	32	—	32	—

	12,017	7,484	12,017	7,139

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Research and development	$2,236	$2,017	$7,086	$7,017
General and administrative	854	1,750	3,041	5,618
Total stock-based compensation expense	$3,090	$3,767	$10,127	$12,635

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. We have segregated option awards into the following three homogenous groups for the purposes of determining fair values of options: officers and directors, all other employees, and consultants.

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

•                  Risk-free interest rate — The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group. The recent downgrade by Standard and Poors (S&P) in the credit rating for the U.S. long-term sovereign debt did not affect our basis for the risk-free interest rate.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and nine months ended September 30, 2011 and 2010:

	Equity Incentive Plans		Equity Incentive Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.2%	—	2.1%	2.4%
Expected term (in years)	5.0	—	5.2	5.4
Dividend yield	0.0%	—	0.0%	0.0%
Expected volatility	83.8%	—	84.2%	90.1%

Options are priced at the market price of our common stock on the trading date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. We granted options to purchase 2,233,315 shares of common stock during the nine months ended September 30, 2011, with a grant-date weighted-average fair value of $4.63 per share. We granted options to purchase 1,894,400 shares of common stock during the nine months ended September 30, 2010, with a grant-date weighted-average fair value of $6.17 per share.  Options to purchase 89,938 shares were exercised during the nine months ended September 30, 2011. As of September 30, 2011, there was approximately $5.6 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At September 30, 2011, 4,697,325 shares of common stock were available for future grant under our equity incentive plans.

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

As of September 30, 2011, there were approximately 858,275 shares reserved for future issuance under our ESPP. The following table summarizes the weighted-average assumptions used to calculate the fair value of purchase rights granted under our ESPP for each of the nine months ended September 30, 2011 and 2010. Expected volatilities for our ESPP are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2011	2010
Risk-free interest rate	0.3%	0.7%
Expected term (in years)	1.0	1.4
Dividend yield	0.0%	0.0%
Expected volatility	61.4%	81.1%

6.              Revenue Recognition

We present revenue from our collaboration arrangements under FASB ASC 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under our control.  Following the adoption of ASU 2009-13 on January 1, 2011, consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Revenues associated with substantive, at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance and it is reasonable relative to all of the deliverables and payment terms within the arrangement.  Non-refundable contingent future amounts receivable in connection with future events specified in collaboration agreements that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through completion of any underlying performance obligations, the amounts are fixed or determinable and collectability is reasonably assured.

7.              Research and Development Accruals

We have various contracts with third parties related to our research and development activities. Costs that are incurred but not billed to us as of the end of the period are accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity reported by third parties. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight-line basis over the duration of the contracts. Raw materials and study materials purchased to us by third parties are expensed at the time of purchase.

8.              Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We currently have the following significant active collaborations with two major pharmaceutical/biotechnology companies: AstraZeneca AB (AZ), relating to fostamatinib for the treatment of rheumatoid arthritis (RA) and other indications, and Daiichi Sankyo Co., Ltd. (Daiichi), relating to oncology. Neither of these collaborations currently provides us with regular reimbursement of research expenses. In both of these collaborations, if certain conditions are met, we are entitled to receive future payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further payments or royalties under these agreements.

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

On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ.  AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib.  We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any.  Future events that will trigger payments to us under the AZ agreement are based solely on AZ’s future efforts.

Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured for 60 days after the date of notice, or in the event of insolvency of the other party. We may also terminate the agreement in its entirety if AZ challenges the validity, enforceability or scope of any of our patents licensed to AZ by us under the agreement. AZ may also terminate the agreement either (1) without cause upon 180 days written notice or (2) in the event of any change of control of Rigel upon 30 days written notice. If neither party terminates the agreement, then the agreement will remain in effect until the cessation of all commercial sales of all products subject to the agreement, including fostamatinib.

Daiichi Sankyo

In August 2002, we signed an agreement for a collaboration with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the collaboration agreement. Under the terms of the collaboration agreement, the aggregate of potential amounts payable to us is $33.9 million and we are entitled to receive royalties on any commercialized products to emerge from the collaboration, if any, at low to mid-single-digit royalties on sales. We have earned to date payments totaling $5.7 million and may earn additional payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts.

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

Other Agreements

In May 2011, we announced that Pfizer, Inc. (Pfizer) returned full rights to the program for R343, an oral syk inhibitor small molecule that blocks immunoglobulin E (IgE) receptor signaling, to us as a result of its decision to exit the allergy and respiratory therapeutic area within research and development. The collaborative research and license agreement that we had entered into with them was terminated. We assumed development of R343 and expect to begin a Phase 2 clinical trial with R343 in asthma in mid-2012.  For further discussion on the R343 program, see “R343 — Asthma” under “Partnered Clinical Programs” in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

In July 2011, we received a $4.3 million payment from Merck Serono S.A. (Merck Serono). The collaboration agreement between us and Merck Serono was terminated in 2010 and all licenses to aurora kinase inhibitors reverted back to us. Further revenue from Merck Serono pursuant to the terminated collaboration agreement is not expected. The payment did not qualify as a substantive milestone as it related solely to the past performance of Merck Serono. We recognized the receipt of $4.3 million as revenue in the third quarter of 2011.

In June 2011, we entered into an exclusive license agreement with BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program.  BerGenBio is responsible for all activities it wishes to perform under the license granted. BerGenBio paid us an upfront payment of $500,000 in August 2011. Under the agreement, our deliverables were: (i) granting a license of rights to our oncology program, and (ii) delivery of a small batch of compound to BerGenBio. We concluded that these deliverables should be accounted for as separate units of accounting. We used management’s best estimate of selling price in the allocation of the upfront payment and recognized revenue of $105,000 and $500,000 for the three and nine months ended September 30, 2011, respectively. This oncology program was developed before we focused our research and development efforts on inflammatory and autoimmune diseases, as well as muscle disorders.

9.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Checking account	$1,411	$344
Money market funds	10,772	8,533
U. S. treasury bills	6,520	8,940
Government-sponsored enterprise securities	136,754	77,909
Corporate bonds and commercial paper	110,225	81,569
	$265,682	$177,295
Reported as:
Cash and cash equivalents	$18,682	$8,877
Available-for-sale securities	247,000	168,418

	$265,682	$177,295

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2011	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$6,517	$3	$—	$6,520
Government-sponsored enterprise securities	136,782	18	(46)	136,754
Corporate bonds and commercial paper	110,222	55	(52)	110,225

Total	$253,521	$76	$(98)	$253,499

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$8,941	$—	$(1)	$8,940
Government-sponsored enterprise securities	77,934	7	(32)	77,909
Corporate bonds and commercial paper	81,581	19	(31)	81,569

Total	$168,456	$26	$(64)	$168,418

As of September 30, 2011, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Five Years
Money market funds	$10,772	$—
U. S. treasury bills	6,520	—
Government-sponsored enterprise securities	97,097	39,657
Corporate bonds and commercial paper	104,167	6,058
	$218,556	$45,715

As of September 30, 2011, our cash equivalents and available-for-sale securities had a weighted-average time to maturity of approximately 219 days. We view our available-for-sale portfolio as available for use in current operations.  Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of September 30, 2011 to maturity. Recently, the credit rating for the U.S. long-term sovereign debt was downgraded by S&P. We believe that such downgrade did not materially affect the value of our available-for-sale securities as of September 30, 2011. At September 30, 2011 and December 31, 2010, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  As of September 30, 2011, a total of 40 individual securities had been in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
September 30, 2011	Fair Value	Losses
Government-sponsored enterprise securities	$84,067	$(46)
Corporate bonds and commercial paper	19,459	(52)
Total	$103,526	$(98)

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

Fair Value Measured on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$10,772	$—	$—	$10,772
U. S. treasury bills	—	6,520	—	6,520
Government-sponsored enterprise securities	—	136,754	—	136,754
Corporate bonds and commercial paper	—	110,225	—	110,225

Total	$10,772	$253,499	$—	$264,271

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$8,533	$—	$—	$8,533
U. S. treasury bills	—	8,940	—	8,940
Government-sponsored enterprise securities	—	77,909	—	77,909
Corporate bonds and commercial paper	—	81,569	—	81,569

Total	$8,533	$168,418	$—	$176,951

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may occur in future periods or for the full fiscal year.

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

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib, an oral syk inhibitor that has started its phase 3 clinical trial program for RA, and R343, an inhaled syk inhibitor that has completed phase 1 clinical trials for asthma.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. In June 2011, we completed an underwritten public offering in which we sold 18,745,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $8.00 per share. We received net proceeds of approximately $140.5 million, after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2011, we had approximately $265.7 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources and the anticipated proceeds from our current collaborations will be sufficient to support our current and projected funding requirements through at least the next 12 months. Unless and until we are able to generate a sufficient amount of product and/or royalty revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

Product Development Programs

Our product development portfolio features multiple novel, small-molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory and autoimmune diseases, as well as muscle disorders.

Partnered Clinical Programs

Fostamatinib — Rheumatoid Arthritis

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

The current treatment options for RA have significant potential side effects and other shortfalls, including gastrointestinal complications and kidney damage. RA patients may receive multiple drugs depending on the extent and aggressiveness of their disease. Most RA patients eventually require some form of disease modifying anti-rheumatic drugs (DMARDs). This category of drugs includes methotrexate (MTX) and a variety of intravenously-delivered immunomodulatory agents (anti-tumor necrosis factor (TNF) inhibitors and co-stimulation inhibitors).

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

OSKIRA

The OSKIRA (Oral Syk Inhibition in Rheumatoid Arthritis) Phase 3 clinical trial program is designed to investigate fostamatinib as a treatment for RA in patients with an inadequate response to DMARDs, including MTX. AZ announced that the OSKIRA clinical trial program will include three pivotal Phase 3 studies assessing the efficacy and tolerability of fostamatinib: two 12-month studies examining the effect of fostamatinib on patients responding inadequately to DMARDs (including MTX), and a six-month study assessing the effect of fostamatinib on patients who have previously responded inadequately to anti-TNF therapy. In

September 2010, the first patient was enrolled in the OSKIRA clinical trial program. The fostamatinib clinical trial program is also expected to include long-term safety extension studies involving more than 2,000 of the patients recruited during the course of the Phase 2 and 3 clinical trial programs. AZ recently reported that their OSKIRA clinical trial program is progressing well. They expect the first set of data in the second half of 2012 and remain on track to meet the planned U.S. and European new drug application (NDA) filing dates in 2013. AZ also announced that in the first quarter of 2011 they had commenced a Phase 2b clinical trial (OSKIRA 4) that explores fostamatinib as a monotherapy in RA. This trial will provide important information on the profile of fostamatinib without concomitant treatment with a DMARD.

TASKi2

In July 2009, we announced that fostamatinib produced significant clinical improvement in RA patients in the TASKi2 Phase 2b clinical trial, which evaluated treatment of 457 RA patients for up to six months. TASKi2 was a multi-center, randomized, double-blind, placebo-controlled, parallel-dose clinical trial involving RA patients in the United States, Latin America and Europe who had failed to respond to MTX alone. Patients received either 100 mg of fostamatinib b.i.d. (twice a day), 150 mg q.d. (once a day) or placebo. The groups treated with 100 mg of fostamatinib b.i.d. and 150 mg q.d. reported higher response rates than the placebo group in all criteria levels. The efficacy results for the two dosing groups were comparable, although the response rates for the 100 mg b.i.d. group were uniformly greater. Consistent with the previous Phase 2a clinical trial (TASKi1), the onset effect of fostamatinib occurred within one week after the initiation of therapy and was maintained. The most common, clinically meaningful, drug-related adverse events noted in TASKi2 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and fostamatinib groups.

TASKi3

In July 2009, we also announced results for the TASKi3 Phase 2b clinical trial involving treatment of 219 RA patients who had failed to respond to at least one biologic treatment. In the TASKi3 clinical trial, patients received either 100 mg of fostamatinib b.i.d. or placebo b.i.d. for up to three months. The group treated with fostamatinib did not report significantly higher American College of Rheumatology (ACR) 20, ACR 50, ACR 70 and Disease Activity Score (DAS) 28 response rates than the placebo group at three months, and therefore, the trial failed to meet its efficacy endpoints. The objective components (C-Reactive Protein and Erythrocyte Sedimentation Rate) of these ACR scores did show a statistically significant difference; however, the subjective reported response rate components did not show a statistically significant difference as compared to placebo. Similar to TASKi2, the most common clinically meaningful drug-related adverse events noted in TASKi3 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The most common adverse events in the trial overall were related to infections, though these were generally evenly distributed among the placebo and fostamatinib groups.

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

R343—Asthma

Disease background.    Allergic asthma is a chronic inflammatory disorder of the airways. Asthma affects the lower respiratory tract and is marked by episodic flare-ups, or attacks, that can be life threatening. In some patients, allergens, such as pollen, trigger the production of IgE antibodies, which then bind to mast cells and cause an intracellular signal that results in the release of various chemical mediators. When this process occurs repeatedly over time, it creates persistent inflammation of the airway passages, resulting in the chronic congestion and airway obstruction associated with allergic rhinitis and asthma, respectively.

Inhaled syk inhibitor program.    R343 is a potent syk inhibitor that blocks IgE receptor signaling. Mast cells play important roles in both early and late phase allergic reactions, and syk inhibitors could potentially prevent both phases.

In 2005, we announced a collaborative research and license agreement with Pfizer Inc. for the development of inhaled products for the treatment of allergic asthma. The collaboration was focused on our pre-clinical small molecule compounds, which inhibit syk. R343 was the oral syk inhibitor small molecule at the center of this collaboration. Pfizer completed the Phase 1a clinical trial of an inhaled formulation of R343, which commenced in December 2007 and resulted in a payment of $5.0 million to us. Pfizer also completed an initial Phase 1b allergen challenge clinical trial. We recently assumed development of R343 after Pfizer returned full rights to the R343 program to us as a result of its decision to exit research and development in the allergy and respiratory therapeutic area, and the collaborative research and license agreement was terminated. We are evaluating the details of R343’s development to date and expect to initiate a Phase 2 clinical trial of R343 for the treatment of allergic asthma in mid-2012.

Research/Preclinical Programs

We are conducting proprietary research in the broad disease areas of inflammation/immunology and muscle wasting/muscle endurance. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

In the area of inflammation/immunology, we have a lead candidate in our oral janus kinase 3 (JAK3) inhibitor program and expect to begin clinical studies by the end of 2011. This program is focused on the treatment of transplant rejection, but could also extend to indications including RA and psoriasis. We also have a lead candidate in our topical JAK3 program and expect to begin clinical studies for this program by the end of 2011. This program is expected to focus on discoid lupus. Additionally, we expect to select a compound for preclinical development in 2011 from our protein kinase C theta (PKCΘ) inhibitor program, initially focusing on multiple sclerosis.

In the area of muscle atrophy and muscle endurance, we are focusing on several signaling pathways that are important for muscle homeostasis. We have developed a series of orally bioavailable compounds that activate adenosine monophosphate (AMP)-activate protein kinase (AMPK), a critical enzyme that regulates metabolic/energy pathways in cells. Activation of AMPK has been shown to improve measurements of muscle endurance in animal models, and our molecules have demonstrated efficacy in animal models of endurance as well as diabetes. We are currently seeking to determine structure/activity relationships of compounds and examine their experimental physiology. We expect to enter the clinic with this program in 2013 for the potential treatment of patients with congestive heart failure or chronic obstructive pulmonary disease who exhibit exercise intolerance.

We also have an active small molecule discovery program in muscle wasting. Excessive loss of muscle in the context of illness can contribute significantly to both morbidity and mortality rates. Many conditions that have been associated with muscle atrophy, or the loss of muscle mass, including cancer, chronic heart failure, chronic kidney disease, mechanical ventilation and aging (sarcopenia), have significant patient populations that may benefit from therapeutics that counter such muscle loss.  One of our core programs in this area is focused on myostatin signaling. Myostatin is a cytokine that signals via the type II activin receptors (ACVR2A and ACVR2B) and has been shown to inhibit muscle growth. We are currently performing structure activity relationship studies on several promising molecules from initial ACVR2A/2B screens, and are developing new screens and models for this program. We expect to enter the clinic with this program in 2013 for the potential indication of ventilator associated disuse atrophy.

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. We currently have the following significant active collaborations with two major pharmaceutical/biotechnology companies: AZ, relating to fostamatinib for the treatment of RA and other indications, and Daiichi, relating to oncology. Neither of these collaborations currently provides us with regular reimbursement of research expenses. In both of these collaborations, if certain conditions are met, we are entitled to receive future payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further payments or royalties under these agreements.

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

On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ.  AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib.  We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any.  Future events that will trigger payments to us under the AZ agreement are based solely on AZ’s future efforts.

Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured for 60 days after the date of notice, or in the event of insolvency of the other party. We may also terminate the agreement in its entirety if AZ challenges the validity, enforceability or scope of any of our patents licensed to AZ by us under the agreement. AZ may also terminate the agreement either (i) without cause upon 180 days’ written notice or (2) in the event of any change of control of Rigel upon 30 days’ written notice. If neither party terminates the agreement, then the agreement will remain in effect until the cessation of all commercial sales of all products subject to the agreement, including fostamatinib.

Daiichi Sankyo

In August 2002, we signed an agreement for a collaboration with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the collaboration agreement. Under the terms of the collaboration agreement, the aggregate of potential amounts payable to us is $33.9 million and we are entitled to receive royalties on any commercialized products to emerge from the collaboration, if any, at low to mid-single-digit royalties on sales. We have earned to date payments totaling $5.7 million and may earn additional payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts.

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

Other Agreements

In May 2011, we announced that Pfizer returned full rights to the program for R343 to us as a result of its decision to exit the allergy and respiratory therapeutic area within research and development. The collaborative research and license agreement that we had entered into with them was terminated. We recently assumed development of R343 and expect to begin a Phase 2 clinical trial with R343 in asthma in mid-2012.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program.  BerGenBio is responsible for all activities it wishes to perform under the license granted. BerGenBio paid us an upfront payment of $500,000 in August 2011. Under the agreement, our deliverables were: (i) granting a license of rights to our oncology program, and (ii) delivery of a small batch of compound to BerGenBio. We concluded that these deliverables should be accounted for as separate units of accounting. We used management’s best estimate of selling price in the allocation of the upfront payment and recognized revenue of $105,000 and $500,000 for the three and nine months ended September 30, 2011, respectively. This oncology program was developed before we focused our research and development efforts on inflammatory and autoimmune diseases, as well as for muscle disorders.

Research and Development Expense

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs.

We do not track fully-burdened research and development costs separately for each of our drug candidates. We review our research and development expense by focusing on three categories: research, development, and other. Our research team is focused on creating a portfolio of product candidates that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners and utilizes our robust discovery engine to rapidly discover and validate new product candidates in our focused range of therapeutic indications. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants, and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, lab supplies, and fees to third party research consultants. “Other” expenses primarily include allocated stock-based compensation expense relating to personnel in research and development groups and allocated facilities costs.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expense Categories:
Research	$5,493	$4,956	$16,977	$14,952
Development	5,570	5,335	13,321	16,397
Other	6,253	6,103	19,233	19,285

	$17,316	$16,394	$49,531	$50,634

“Other” expenses mainly represent allocated facilities costs of approximately $4.0 million and $4.1 million for the three months ended September 30, 2011 and 2010, respectively, and allocated stock-based compensation expenses of approximately $2.2 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, allocated facilities costs were approximately $12.1 million and $12.3 million, respectively, and allocated stock-based compensation expenses were approximately $7.1 million and $7.0 million, respectively.

For the period from January 1, 2007 to September 30, 2011, total research and development expense by category was $103.3 million, $159.9 million, and $121.5 million, for research, development, and other, respectively.

For each of the three and nine months ended September 30, 2011, a major portion of our research and development expense was associated with our allocated facilities costs, salaries of our research and development personnel, research and development expense for our asthma program, topical JAK3 inhibitor program, as well as oral JAK3 inhibitor program, and allocated stock-based compensation expense. For the three and nine months ended September 30, 2010, a major portion of our research and development expense was associated with our allocated facilities costs, the salaries of our research and development personnel, our extension trials in RA patients, as well as our oral JAK3 inhibitor program, and allocated stock-based compensation expense.

The Phase 2 clinical trials of fostamatinib in RA were completed in 2009. We licensed the rights to fostamatinib to AZ in February 2010. On September 29, 2010, AZ announced the enrollment of the first patient in the Phase 3 clinical program for fostamatinib, referred to as OSKIRA. AZ recently reported that the OSKIRA clinical program  is progressing well. They expect the first set of data in the second half of 2012 and remain on track to meet the planned U.S. and European NDA filing dates in 2013. AZ also announced that in the first quarter of 2011 they had commenced a Phase 2b clinical trial (OSKIRA 4) that explores fostamatinib as a monotherapy in RA. AZ will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral syk inhibitors.

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

In May 2011, the FASB issued ASU No. 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and clarify the application of existing fair value measurements and requirements regarding the disclosure of information about fair value measurements. The amendments are effective in fiscal years beginning after December 15, 2011 and will be applied prospectively. We evaluated the impact of adopting ASU No. 2011-04 and believe it will have no material effect on our financial statements.

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

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to the terms of our research and development collaborations (i.e. revenue recognition of upfront fees and certain milestone payments), investments, stock-based compensation, impairment issues, the estimated useful life of assets, and estimated accruals and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We present revenue from our collaboration arrangements under FASB ASC 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under our control.  Following the adoption of ASU 2009-13 on January 1, 2011, consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Research and Development Accruals

We have various contracts with third parties related to our research and development activities. Costs that are incurred but not billed to us as of the end of the period are accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity reported by third parties. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight-line basis over the duration of the contracts. Raw materials and study materials purchased by third parties are expensed at the time of purchase. Many of our estimates are based significantly or in part on information provided to us by third parties. If such information were not reported properly, our research and development expense amounts could be misstated.

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
Contract revenues	$4,355	$72,282	$(67,927)	$4,750	$125,000	$(120,250)

Revenues by collaborator were:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
Merck Serono	$4,250	$—	4,250	$4,250	$—	4,250
BerGenBio	105	—	105	500	—	500
AstraZeneca	—	72,282	(72,282)	—	125,000	(125,000)

Total	$4,355	$72,282	$(67,927)	$4,750	$125,000	$(120,250)

Contract revenue from collaborations for the three months ended September 30, 2011 was $4.4 million which included a $4.3 million payment from Merck Serono and the remaining $105,000 related to the upfront payment we received for out-licensing an oncology program in June 2011. The collaboration agreement between us and Merck Serono was terminated in 2010 and all licenses to aurora kinase inhibitors reverted back to us. Further revenue from Merck Serono pursuant to the terminated collaboration agreement is not expected. Contract revenue in the third quarter of 2010 was $72.3 million from AZ, which included amortization of the upfront payment for the exclusive worldwide fostamatinib license agreement as well as revenue we earned under that agreement for the initiation of the Phase 3 clinical trial program and the transfer of the fostamatinib open label extension study to AZ. Contract revenue from collaborations for the nine months ended September 30, 2011 of $4.8 million included the $4.3 million payment from Merck Serono and the $500,000 upfront payment we received from BerGenBio. Contract revenue from collaborations for the nine months ended September 30, 2010 of $125.0 million included amortization of the $100.0 million upfront payment from AZ and $25.0 million in revenue earned from AZ. The decrease in contract revenue from collaborations for the three and nine months ended September 30, 2011, compared to the same periods in 2010, was primarily due to the full amortization of the $100.0 million upfront payment from AZ and the $25.0 million in revenue earned from AZ, partially offset by the $4.3 million payment from Merck Serono, as well as the $500,000 upfront payment we received from BerGenBio. We have no deferred revenue as of September 30, 2011. Our potential future revenues may include payments from our current collaboration partners and from new collaboration partners with which we enter into agreements in the future.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
Research and development expense	$17,316	$16,394	$922	$49,531	$50,634	$(1,103)
Stock-based compensation expense included in research and development expense	2,236	2,017	219	7,086	7,017	69

The increase in research and development expense for the three months ended September 30, 2011, compared to the same period in 2010, was primarily due to an increase in research and development costs related to our asthma program and our topical JAK3 inhibitor program, partially offset by the completion of the transfer of the fostamatinib open label extension study to AZ in September 2010, as well as a decrease in preclinical research and development expenses for the oral JAK3 inhibitor program in transplant rejection. The decrease in research and development expense for the nine months ended September 30, 2011, compared to the same period in 2010, was primarily due to the completion of the transfer of the fostamatinib open label extension study to AZ in September 2010, partially offset by an increase in research and development costs related to our topical JAK3 inhibitor program and our asthma program. We expect that our research and development expenses will increase as we commence our Phase 1 trials for our oral JAK3 inhibitor program and topical JAK3 program later this year, as well as a Phase 2 trial for our asthma program in mid-2012.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
General and administrative expense	$5,080	$5,530	$(450)	$15,677	$19,380	$(3,703)
Stock-based compensation expense included in general and administrative expense	854	1,750	(896)	3,041	5,618	(2,577)

The decrease in general and administrative expense for the three months ended September 30, 2011, as compared to the same period in 2010, was primarily due to the decrease in stock-based compensation expense resulting from lower amortization of stock-based compensation expense related to options granted to officers and directors in 2011, as discussed under “Stock-Based Compensation Expense” below, partially offset by an increase in external legal costs. The decrease in general and administrative expense for the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily due to the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below, and certain one-time investment banking fees associated with the closing of our transaction with AZ in the first quarter of 2010.

Stock-Based Compensation Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$3,090	$3,767	$(677)	$10,127	$12,604	$(2,477)
Consultant options	—	—	—	—	31	(31)

Total	$3,090	$3,767	$(677)	$10,127	$12,635	$(2,508)

The decrease in stock-based compensation expense for the three months ended September 30, 2011, as compared to the same period in 2010, was primarily due to lower amortization of stock-based compensation expense related to options granted to officers and directors in 2011. The decrease in stock-based compensation expense for the nine months ended September 30, 2011, as compared to the same periods in 2010, was primarily due to a full quarter of stock-based compensation expense amortization in the first quarter of 2010 related to options granted in late March of 2009 that vested over a year, in addition to the amortization of stock-based compensation expense related to options granted in January of 2010 that vested over a year, while amortization of stock-based compensation expense for the nine months ended September 30, 2011 primarily relates to options granted in 2011.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
Interest income	$114	$90	$24	$294	$213	$81

Interest income results from our interest-bearing cash and investment balances. The increases in interest income for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, were due to higher average cash balances of our available-for-sale investments in 2011.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Aggregate Change	2011	2010	Aggregate Change
	(in thousands)
Interest expense	$4	$15	$(11)	$22	$70	$(48)

Interest expense primarily results from our capital lease obligations associated with fixed asset acquisitions. The decreases in interest expense for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, were primarily due to the lower average outstanding balance of capital lease obligations during the three and nine months ended September 30, 2011, as compared to the same periods in 2010.

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

As of September 30, 2011, we had approximately $265.7 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $177.3 million as of December 31, 2010, an increase of approximately $88.4 million. The increase was primarily attributable to net proceeds of approximately $140.5 million from our public offering in the second quarter of 2011, partially offset by operating expenses for the nine months ended September 30, 2011, as well as payments of certain outstanding liabilities and capital expenditures. We believe that our existing capital resources and the anticipated proceeds from our current collaborations will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

•                  the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights;

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

For the nine months ended September 30, 2011 and 2010, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Recently, the credit rating for the U.S. long-term sovereign debt was downgraded by S&P. We believe that such downgrade did not materially affect the value of our investments. We have evaluated our investment strategy and decided not to change it at this time.  There is no assurance that further deterioration in the conditions of the credit and financial markets would not negatively impact our current investment portfolio. We will continue to monitor the impact in the downgrade of the credit rating and the disruptions in the financial markets to our investment portfolio and if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(50,721)	$36,475
Investing activities	(80,684)	(29,448)
Financing activities	141,210	314

Net increase in cash and cash equivalents	$9,805	$7,341

Net cash used in operating activities was approximately $50.7 million for the nine months ended September 30, 2011, compared to net cash provided by operating activities of approximately $36.5 million for the nine months ended September 30, 2010. Net cash used in operating activities for the nine months ended September 30, 2011 was primarily due to the cash payments related to our research and development programs. Net cash provided by operating activities for the nine months ended September 30, 2010 was primarily due to the receipt of the $100.0 million upfront payment from AZ in April 2010, partially offset by cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash used in investing activities was approximately $80.7 million for the nine months ended September 30, 2011, compared to approximately $29.4 million for the nine months ended September 30, 2010.  Net cash used in investing activities in 2011 was primarily due to purchases of available-for-sale securities of approximately $312.6 million, partially offset by maturities of available-for-sale securities of approximately $234.0 million. Net cash used in investing activities in 2010 was primarily due to purchases of available-for-sale securities of approximately $175.0 million, partially offset by maturities of available-for-sale securities of approximately $148.2 million.  Capital expenditures were approximately $2.1 million for the nine months ended September 30, 2011, compared to approximately $2.6 million for the nine months ended September 30, 2010.

Net cash provided by financing activities was approximately $141.2 million for the nine months ended September 30, 2011, compared to approximately $314,000 for the same period in 2010. In the second quarter of 2011, we completed a public offering in which we received net proceeds of approximately $140.5 million after deducting underwriting discounts and commissions and offering expenses. Net cash provided by financing activities for the nine months ended September 30, 2011 also included proceeds from the exercise of outstanding options and the issuance of shares under our ESPP of approximately $1.4 million, partially offset by payments of capital lease obligations of approximately $666,000. Net cash provided by financing activities in 2010 was primarily due to the proceeds from the exercise of outstanding options and the issuance of shares under our ESPP of approximately $1.2 million, partially offset by payments for capital lease financing of approximately $879,000.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

As of September 30, 2011, we had the following contractual commitments:

		Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 years
	(in thousands)
Capital lease obligation (1)	$135	$135	$—	$—	$—
Facilities lease	92,595	13,143	27,889	30,164	21,399
Total	$92,730	$13,278	$27,889	$30,164	$21,399

(1)                                 As of September 30, 2011, we had approximately $135,000 in capital lease obligation (including the interest portion) associated with our equipment. Our existing capital lease agreement as of September 30, 2011 is secured by the equipment financed, bears interest at a rate of 4.99% per annum and is due in monthly installments through January 2012.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2011, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Before commencing clinical trials in humans in the United States, we, or our collaborative partners, will need to submit and receive approval from the U.S. Food and Drug Administration (FDA) of an investigational new drug application (IND). Clinical trials are subject to oversight by institutional review boards and the FDA and:

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

•                  the product candidate may cause harmful side effects;

•                  the clinical results may not replicate the results of earlier, smaller trials;

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

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have two product compounds in the clinical testing stage: one with indications for RA, as well as for certain solid tumors that is being implemented by the NCI, all of which indications are subject to a collaboration agreement with AZ; and one that has completed an initial Phase 1b allergen challenge trial for allergic asthma that we expect to start a Phase 2 trial in mid-2012. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

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

The results of preliminary and mid-stage studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous studies. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. For example, fostamatinib produced significant clinical improvement in RA patients who had failed to respond to MTX alone in our TASKi2 Phase 2b clinical trial, but our TASKi3 Phase 2b clinical trial failed to meet its efficacy endpoints in RA patients who had failed to respond to at least one biologic treatment. In addition, if we were to repeat either of the TASKi2 and TASKi3 Phase 2b clinical trials, any such additional trials may not confirm the results observed in the original trials. The Phase 3 clinical program evaluating fostamatinib in RA patients, initiated by our partner, AZ, may not show fostamatinib to be safe and effective for the treatment of RA patients. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical studies based on existing knowledge of the compounds. However, we cannot provide assurance that we will meet any of these timelines for clinical development. Additionally, the initial results of the completed Phase 1b allergen challenge trial for our asthma program does not necessarily predict final results and the results may not be repeated in our Phase 2 and later trials.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have over 90 pending patent applications and over 195 issued patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, this resulted from the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $60.5 million for the nine months ended September 30, 2011. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses in the next three years and there can be no assurance that we will generate operating income in the future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of September 30, 2011, we had an accumulated deficit of approximately $635.6 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.*

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including R343 for our asthma program. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

Future interest income and value of our investments may be impacted by declines in interest rates and the broader effects of the recent turmoil in the global credit markets.*

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval. The credit rating for the U.S. long-term sovereign debt was recently downgraded by S&P. There can be no assurance that further deterioration in credit and financial markets will not occur.  As a result, the interest paid on certain of our investments may decrease and the value of certain securities we hold may decline in the future, which could negatively affect our financial condition, cash flows and reported earnings.

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

•                  litigation or arbitration;

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Warrant to Purchase Shares of Common Stock. (3)

4.2	Specimen Common Stock Certificate. (1)

4.3	Warrant issued to HCP Life Science REIT, LLC for the Purchase of Shares of Common Stock. (4)

10.35*	Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: November 1, 2011

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 1, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (1)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (4)

10.35*	Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

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