Form 10-Q
period 2012-03-31
RIGEL PHARMACEUTICALS INC
filed 2012-05-01
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 25, 2012, there were 71,454,495 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,033	$18,633
Available-for-sale securities	201,267	229,007
Prepaid expenses and other current assets	2,775	2,593
Total current assets	226,075	250,233
Property and equipment, net	5,904	4,882
Other assets	1,932	1,991
	$233,911	$257,106

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,922	$1,556
Accrued compensation	3,085	7,271
Other accrued liabilities	2,770	2,571
Deferred rent	262	129
Total current liabilities	8,039	11,527

Long-term portion of deferred rent	9,180	9,313
Other long-term liabilities	112	117

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 71,451,245 and 71,379,052 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	71	71
Additional paid-in capital	901,065	897,479
Accumulated other comprehensive income	25	6
Accumulated deficit	(684,581)	(661,407)
Total stockholders’ equity	216,580	236,149
	$233,911	$257,106

(1)  The balance sheet at December 31, 2011 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2011.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Contract revenues from collaborations	$750	$—
Costs and expenses:
Research and development	17,904	15,106
General and administrative	6,156	5,754
Total costs and expenses	24,060	20,860

Loss from operations	(23,310)	(20,860)
Interest income	136	90
Interest expense	—	(11)

Net loss	$(23,174)	$(20,781)

Net loss per share, basic and diluted	$(0.32)	$(0.40)

Weighted average shares used in computing net loss per share, basic and diluted	71,422	52,275

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(23,174)	$(20,781)
Other comprehensive income:
Unrealized gains on available-for-sale securities	19	73

Comprehensive loss	$(23,155)	$(20,708)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(23,174)	$(20,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552	447
Stock-based compensation expense	3,098	3,837
Changes in assets and liabilities:
Prepaid expenses and other current assets	(182)	(255)
Other assets	59	(55)
Accounts payable	366	(131)
Accrued compensation	(4,186)	(2,278)
Other accrued liabilities	199	(1,670)
Deferred rent and other long-term liabilities	(5)	123

Net cash used in operating activities	(23,273)	(20,763)

Investing activities
Purchases of available-for-sale securities	(105,926)	(38,922)
Maturities and sales of available-for-sale securities	133,685	77,573
Capital expenditures	(1,574)	(860)

Net cash provided by investing activities	26,185	37,791

Financing activities
Payments on capital lease obligations	—	(251)
Net proceeds from issuances of common stock	488	52

Net cash provided by (used in) financing activities	488	(199)

Net increase in cash and cash equivalents	3,400	16,829
Cash and cash equivalents at beginning of period	18,633	8,877

Cash and cash equivalents at end of period	$22,033	$25,706

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

2.              Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended, or the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2011 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

3.              Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 related to disclosures on offsetting of assets and liabilities thereby amending ASC 210, Balance Sheet. The amendments require us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. ASU No. 2011-11 will be effective on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented. We are currently evaluating the impact on our financial statements of adopting ASU No. 2011-11 and cannot estimate the impact of adoption at this time.

In June 2011, FASB issued ASU No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective in fiscal years beginning after December 15, 2011 and will be applied retrospectively. In December 2011, FASB issued ASU No. 2011-12 to defer the effective date of certain amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05 to allow FASB time to redeliberate on the matter. ASU No. 2011-12 is effective at the same time as the amendments in ASU No. 2011-05. We adopted the amendments on January 1, 2012 and presented a separate statement of comprehensive loss.

In May 2011, FASB issued ASU No. 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and clarify the application of existing fair value measurements and requirements regarding the disclosure of information about fair value measurements. The amendments are effective in fiscal years beginning after December 15, 2011 and will be applied prospectively. We adopted the amendments on January 1, 2012 on a prospective basis. The adoption of ASU No. 2011-04 had no material effect on our financial statements.

4.              Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include warrant and stock options and shares issuable under our Employee Stock Purchase Plan (Purchase Plan). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

During the periods presented, we had securities outstanding which could potentially dilute basic income (loss) per share, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive. These securities outstanding at March 31, 2012 and 2011 consist of the following (in thousands):

	March 31,
	2012	2011
Outstanding options	13,688	11,798
Warrant	200	200
Purchase Plan	34	33

	13,922	12,031

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Research and development	$1,712	$2,513
General and administrative	1,386	1,324
Total stock-based compensation expense	$3,098	$3,837

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

•                  Expected term—For options granted to consultants, we use the contractual term of the option, which is generally 10 years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods. We worked with various historical data to determine the applicable expected term for each of the other option groups. This data included: (1) for exercised options, the term of the options from option grant date to exercise date; (2) for cancelled options, the term of the options from option grant date to cancellation date, excluding unvested option forfeitures; and (3) for options that remained outstanding at the balance sheet date, the term of the options from option grant date to the end of the reporting period and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each employee group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we considered the optionee type (i.e., officers and directors or all other employees) and other factors that may affect the expected term of the option.

•                  Risk-free interest rate—The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group. The downgrade by Standard and Poors (S&P) in the credit rating for the U.S. long-term sovereign debt did not affect our basis for the risk-free interest rate.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three months ended March 31, 2012 and 2011:

	Equity Incentive Plans
	Three Months Ended
	March 31,
	2012	2011
Risk-free interest rate	0.9%	2.1%
Expected term (in years)	5.5	5.2
Dividend yield	0.0%	0.0%
Expected volatility	81.7%	84.0%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 2,012,105 shares of common stock during the three months ended March 31, 2012, with a grant-date weighted-average fair value of $5.46 per share. We granted options to purchase 2,131,735 shares of common stock during the three months ended March 31, 2011, with a grant-date weighted-average fair value of $4.57 per share.  As of March 31, 2012, there was approximately $10.4 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At March 31, 2012, there were 2,696,958 shares of common stock available for future grant under our equity incentive plans and options to purchase 72,193 shares were exercised during the three months ended March 31, 2012.

Employee Stock Purchase Plan

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

As of March 31, 2012, there were approximately 737,428 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three months ended March 31, 2012 and 2011. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Year Ended
	March 31,
	2012	2011
Risk-free interest rate	0.1%	0.3%
Expected term (in years)	0.5	1.0
Dividend yield	0.0%	0.0%
Expected volatility	49.7%	61.4%

6.              Revenue Recognition

We present revenue from our collaboration arrangements under FASB ASC 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU No. 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under our control. The consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

8.              Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We currently have the following significant active collaborations with two major pharmaceutical/biotechnology companies: AstraZeneca (AZ), relating to fostamatinib for the treatment of rheumatoid arthritis (RA) and other indications, and Daiichi Sankyo (Daiichi), relating to oncology. Neither of these collaborations currently provides us with regular reimbursement of research expenses. In both of these collaborations, if certain conditions are met, we are entitled to receive future payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further payments or royalties under these agreements.

AstraZeneca

In February 2010, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our oral spleen tyrosine kinase (SYK) inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, previously known as R788, our late-stage investigational product candidate for the treatment of RA and other indications. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors. The agreement became effective on March 26, 2010 and we received an upfront payment from AZ of $100.0 million in April 2010.

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

On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that may trigger payments to us under the AZ agreement are based solely on AZ’s future efforts and achievements of milestones.

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

Daiichi Sankyo

In August 2002, we signed an agreement for a collaboration with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us $0.9 million at the time we entered into the collaboration agreement. Under the terms of the collaboration agreement, the aggregate of potential amounts payable to us is $33.9 million and we are entitled to receive royalties on any commercialized products to emerge from the collaboration, if any, at low to mid-single-digit royalties on sales. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned to date payments totaling $6.5 million and may earn additional payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of milestones.

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

Other Agreements

In July 2011, we received a $4.3 million final payment from Merck Serono S.A. (Merck Serono). The final payment from Merck Serono was for the collaboration agreement that was terminated in 2010 and all licenses under the collaboration agreement to aurora kinase inhibitors reverted back to us. The payment did not qualify as a substantive milestone as it related solely to the past performance of Merck Serono. We recognized the receipt of the $4.3 million as revenue in the third quarter of 2011.

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

9.     Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Checking account	$376	$686
Money market funds	16,157	11,947
U. S. treasury bills	—	3,002
Government-sponsored enterprise securities	120,475	144,599
Corporate bonds and commercial paper	86,292	87,406

	$223,300	$247,640

Reported as:
Cash and cash equivalents	$22,033	$18,633
Available-for-sale securities	201,267	229,007

	$223,300	$247,640

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2012	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$120,467	$21	$(13)	$120,475
Corporate bonds and commercial paper	86,275	36	(19)	86,292

Total	$206,742	$57	$(32)	$206,767

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$3,001	$1	$—	$3,002
Government-sponsored enterprise securities	144,602	27	(30)	144,599
Corporate bonds and commercial paper	87,398	48	(40)	87,406

Total	$235,001	$76	$(70)	$235,007

As of March 31, 2012, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Two Years
Government-sponsored enterprise securities	$68,570	$51,905
Corporate bonds and commercial paper	78,329	7,963
	$146,899	$59,868

As of March 31, 2012, our cash equivalents and available-for-sale securities had a weighted average time to maturity of 279 days. We view our available-for-sale portfolio as available for use in current operations.  Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of March 31, 2012 to maturity. At March 31, 2012 and December 31, 2011, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  Given the short duration of our investment portfolio, we believe that the downgrade in 2011 by S&P in the credit rating for the U.S. long-term sovereign debt did not materially affect the value of our investments. As of March 31, 2012, a total of 23 individual securities had been in an unrealized loss position for twelve months or less and the losses were determined to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
March 31, 2012	Fair Value	Losses
Government-sponsored enterprise securities	$36,210	$(13)
Corporate bonds and commercial paper	19,178	(19)
Total	$55,388	$(32)

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

The fair valued assets we hold that are generally assessed under Level 2 included government-sponsored enterprise securities, U. S. treasury bills and corporate bonds and commercial paper. We utilize third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. We use quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by our third party pricing service providers. We review independent auditor’s reports from our third party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that our internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$16,157	$—	$—	$16,157
Government-sponsored enterprise securities	—	120,475	—	120,475
Corporate bonds and commercial paper	—	86,292	—	86,292

Total	$16,157	$206,767	$—	$222,924

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$11,947	$—	$—	$11,947
U. S. treasury bills	—	3,002	—	3,002
Government-sponsored enterprise securities	—	144,599	—	144,599
Corporate bonds and commercial paper	—	87,406	—	87,406

Total	$11,947	$235,007	$—	$246,954

11.       Contingencies

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010 to the Circuit Court appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. On May 9, 2011, the plaintiff filed its reply brief. On February 17, 2012, the Circuit Court heard oral arguments on plaintiff’s appeal.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of commencement and results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor that is in Phase 3 clinical trials for rheumatoid arthritis (RA) with our partner AZ; R343, an inhaled SYK inhibitor that has completed Phase 1 clinical trials for asthma; R333, a topical JAK/SYK inhibitor for discoid lupus; and R548, an oral janus kinase 3 (JAK3) inhibitor for the treatment of transplant rejection and other immune disorders.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of March 31, 2012, we had approximately $223.3 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

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

OSKIRA

The Oral SYK Inhibition in Rheumatoid Arthritis (OSKIRA) Phase 3 clinical trial program is designed to investigate fostamatinib as a treatment for RA in patients with an inadequate response to DMARDs, including MTX. AZ announced that the OSKIRA clinical trial program included three pivotal Phase 3 studies assessing the efficacy and tolerability of fostamatinib: two 12-month studies examining the effect of fostamatinib on patients responding inadequately to DMARDs (including MTX), and a six-month study assessing the effect of fostamatinib on patients who have previously responded inadequately to anti-TNF therapy. The fostamatinib clinical trial program is also expected to include long-term safety extension studies involving more than 2,000 of the patients recruited during the course of the Phase 2 and 3 clinical trial programs. AZ also announced that in the first quarter of 2011 they had commenced a Phase 2b clinical trial (OSKIRA-4) that explores fostamatinib as a monotherapy in RA. This trial will provide information on the profile of fostamatinib without concomitant treatment with a DMARD. Recently, AZ indicated that the Phase 3 studies in RA are continuing as planned. OSKIRA-1 completed full enrollment in the fourth quarter of 2011. AZ has indicated that it expects to file a new drug application (NDA) for fostamatinib in the United States, and a European equivalent, in the second half of 2013.

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

TASKi3 was the first clinical trial for fostamatinib in which anatomical changes in the patients’ wrists and hands were evaluated using Magnetic Resonance Imaging and scored using the Rheumatoid Arthritis Magnetic Resonance Imaging Scoring (RAMRIS) system. Those results showed improvements in the treated group versus the placebo group in the Synovitis and Osteitis scores, while the Erosion scores, known to be the slowest to change, showed no significant effect at three months. Similar to TASKi2, the most common, clinically-meaningful, drug-related adverse events noted in TASKi3 were diarrhea and hypertension. Dose reduction options were pre-specified in the trial protocol and, in cases where doses were reduced, patients generally completed the clinical trial with minimal safety issues. The mean increase in blood pressure from baseline at three months, using a last observation carry forward methodology, was 3.2 - 3.6 mmHg for the fostamatinib group. In TASKi3, approximately 26% of the patients that had a history of high blood pressure, had an elevated blood pressure level at screening or baseline, or were on blood pressure medication, had their blood pressure medication adjusted or initiated during the course of the study, compared with 14% of similar patients in the placebo group. Approximately 5% of the patients with a history of high blood pressure, or who were not on blood pressure medication or did not have an elevated blood pressure level at screening or baseline, had their blood pressure medication initiated during the course of the study, compared with 3% of similar patients from the placebo group. For those patients who had dosages of blood pressure medications adjusted or initiated, their blood pressure was successfully reduced and was generally well controlled throughout the remainder of the trial. The blood pressure medications were standard doses of common blood pressure medications such as ACE inhibitors or diuretics. The most common adverse events in the clinical trial overall were related to infections, though these were generally evenly distributed among the fostamatinib and placebo groups.

Fostamatinib—Other Indications

In addition to RA, fostamatinib has been studied in patients with other immune disorders and some cancers. Our collaboration with AZ gives AZ sole responsibility for all development decisions for all indications. AZ commenced Phase 2 clinical trials to investigate the effect of fostamatinib on hematological malignancies in the first quarter of 2012.

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

In 2005, we announced a collaborative research and license agreement with Pfizer, Inc. (Pfizer) for the development of inhaled products for the treatment of allergic asthma. The collaboration was focused on our pre-clinical small-molecule compounds, which inhibit SYK. R343 was the oral SYK inhibitor small molecule at the center of this collaboration. Pfizer completed the Phase 1a clinical trial of an inhaled formulation of R343, which commenced in December 2007 and resulted in a payment of $5.0 million to us. Pfizer also completed an initial Phase 1b allergen challenge clinical trial. In 2011, we assumed development of R343 after Pfizer returned full rights to the R343 program to us as a result of its decision to exit research and development in the allergy and respiratory therapeutic area, and the collaborative research and license agreement was terminated. We are evaluating the details of R343’s development to date and expect to initiate a Phase 2 clinical trial of R343 for the treatment of allergic asthma in the summer of 2012. This proposed multi-center, multiple dose, placebo controlled study is expected to include approximately 300 asthma patients. R343 will be delivered directly into the lungs via a dry inhalation device.

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

Topical JAK/SYK inhibitor program.  R333 is a topical (ointment) JAK/SYK inhibitor, which may be useful in treating both the acute and chronic phases of DLE. We initiated Phase 1 clinical studies of its topical agent in the fourth quarter of 2011 to test its application in treating acute and chronic phases of DLE. We expect to initiate a Phase 2 clinical trial of R333 for the treatment of DLE in the summer of 2012.

R548—Transplant Rejection and Other Immune Disorders

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

Oral JAK3 inhibitor program.  R548 is an oral JAK3 inhibitor that is expected to moderate the immune system’s response to the allograft and improve patient outcomes. R548 may also have application in treating other immune system disorders.

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

In the area of inflammation/immunology, we expect to initiate clinical trials with one new molecule in each of 2012 and 2013. We have a lead candidate, R348, which is a soluble JAK/SYK inhibitor for topical ophthalmic use which may be useful to treat Sjogren’s syndrome, an autoimmune disorder that affects the lacrimal glands of the eye (tear ducts). We are also developing R256, an inhaled interleukin 13 (IL13) signaling inhibitor, in our program for chronic asthma. This selective and potent IL13 inhibitor is in preclinical studies aimed at evaluating its ability to reduce airway inflammation generally associated with chronic asthma and potentially improve the health of the lungs.

In the area of muscle atrophy and muscle endurance, we are focusing on several signaling pathways that are important for muscle homeostasis. Patients with chronic illnesses such as chronic heart failure, chronic obstructive pulmonary disease (COPD) or diabetes, often experience a decrease in strength and increase in fatigue due to muscle myopathy. We are conducting preclinical studies of an oral activator of adenosine monophosphate (AMP)-activated protein kinase (AMPK) to examine whether it can improve the body’s energy utilization and restore muscle endurance in chronically ill subjects. Our focus for this program is to evaluate its potential treatment in patients with congestive heart failure (CHF), COPD or peripheral vascular disease who exhibit exercise intolerance.

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

On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that may trigger payments to us under the AZ agreement are based solely on AZ’s future efforts and achievements of milestones.

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

Daiichi Sankyo

In August 2002, we signed a collaboration agreement with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. Daiichi paid us approximately $900,000 at the time we entered into the collaboration agreement. Under the terms of the agreement, the aggregate of potential amounts payable to us is $33.9 million and we are entitled to receive royalties on any commercialized products to emerge from the collaboration, if any, at low to mid-single-digit royalties on sales. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments totaling $6.5 million and may earn additional payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of milestones.

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

Other Agreement

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

We do not track fully-burdened research and development costs separately for each of our drug candidates. We review our research and development expense by focusing on three categories: research, development, and other. Our research team is focused on creating a portfolio of product candidates that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners and utilizes our robust discovery engine to rapidly discover and validate new product candidates in our focused range of therapeutic indications. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, lab supplies and fees to third party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock-based compensation expense relating to personnel in research and development groups.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended
	March 31,
	2012	2011
Categories:
Research	$6,139	$5,606
Development	5,975	2,955
Other	5,790	6,545

	$17,904	$15,106

“Other” expenses mainly represent allocated facilities costs of approximately $4.1 million and $4.0 million for the three months ended March 31, 2012 and 2011, respectively, and allocated stock-based compensation expenses of approximately $1.7 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively.

For the period from January 1, 2007 to March 31, 2012, our total research and development expense by category was approximately $115.4 million, $172.7 million, and $133.7 million, for research, development and other, respectively.

For the three months ended March 31, 2012, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, allocated facilities costs, and research and development expense for our asthma program, our oral JAK3 inhibitor program, and our topical JAK/SYK inhibitor program. For the three months ended March 31, 2011, the major portion of our research and development expense was associated with the salaries of our research and development personnel, allocated facilities costs, and allocated stock-based compensation expense.

The Phase 2 clinical trials of fostamatinib in RA were completed in 2009. We licensed the rights to fostamatinib to AZ in February 2010. On September 29, 2010, AZ announced the enrollment of the first patient in the Phase 3 clinical program for fostamatinib, referred to as OSKIRA-1. AZ also announced that in the first quarter of 2011 they had commenced a Phase 2b clinical trial, OSKIRA-4, that explores fostamatinib as a monotherapy in RA. Recently, AZ indicated that the Phase 3 clinical studies in RA are continuing as planned. OSKIRA-1 completed full enrollment in the fourth quarter of 2011. AZ has indicated that it expects to file a NDA for fostamatinib in the United States and a European equivalent in the second half of 2013. AZ will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors.

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

•                  “We will need additional capital in the future to sufficiently fund our operations and research.”

•                  “Because we expect to be dependent upon collaborative and license agreements, we might not meet our strategic objectives.”

•                  “We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.”

•                  “Delays in clinical testing could result in increased costs to us.”

For further discussion on research and development activities, see “Research and Development Expense” under “Results of Operations” below.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 related to disclosures on offsetting of assets and liabilities thereby amending ASC 210, Balance Sheet. The amendments require us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. ASU No. 2011-11 will be effective on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented. We are currently evaluating the impact on our financial statements of adopting ASU No. 2011-11 and cannot estimate the impact of adoption at this time.

In June 2011, FASB issued ASU No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective in fiscal years beginning after December 15, 2011 and will be applied retrospectively. In December 2011, FASB issued ASU No. 2011-12 to defer the effective date of certain amendments to the presentation of reclassifications of items out of the accumulated other comprehensive income in ASU No. 2011-05 to allow FASB time to redeliberate on the matter. ASU No. 2011-12 is effective at the same time as the amendments in ASU No. 2011-05. We adopted the amendments on January 1, 2012 and presented a separate statement of comprehensive loss.

In May 2011, FASB issued ASU No. 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and clarify the application of existing fair value measurements and requirements regarding the disclosure of information about fair value measurements. The amendments are effective in fiscal years beginning after December 15, 2011 and will be applied prospectively. We adopted the amendments on January 1, 2012 on a prospective basis. The adoption of ASU No. 2011-04 had no material effect on our financial statements.

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

Revenue Recognition

We present revenue from our collaboration arrangements under FASB Accounting Standards Codification (ASC) 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU No. 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under our control. The consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues

	Three Months Ended
	March 31,
	2012	2011	Aggregate Change
	(in thousands)
Contract revenues from collaborations	$750	$—	$750

Contract revenues from collaborations for the three months ended March 31, 2012 was comprised of a $750,000 payment from Daiichi related to our existing collaboration agreement with them.  This payment relates to an oncology compound in pre-clinical testing at Daiichi. There were no contract revenues from collaborations reported during the three months ended March 31, 2011. We had no deferred revenue as of March 31, 2012. Our potential future revenues may include payments from our current collaboration partners and from new collaboration partners with which we enter into agreements in the future, if any.

Research and Development Expense

	Three Months Ended
	March 31,
	2012	2011	Aggregate Change
	(in thousands)
Research and development expense	$17,904	$15,106	$2,798
Stock-based compensation expense included in research and development expense	$1,712	$2,513	$(801)

The increase in research and development expense for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to the research and development expense related to R343, our inhaled SYK inhibitor program for asthma, R548, our oral JAK3 inhibitor program for transplant rejection and other immune system disorders, and R333, our topical JAK/SYK inhibitor program for discoid lupus, partially offset by the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below. We expect that our research and development expense will increase through 2012 as we plan to initiate Phase 2 clinical trials for our asthma and our topical JAK/SYK inhibitor programs in the summer of 2012, and as our oral JAK3 inhibitor program progresses.

General and Administrative Expense

	Three Months Ended
	March 31,
	2012	2011	Aggregate Change
	(in thousands)
General and administrative expense	$6,156	$5,754	$402
Stock-based compensation expense included in general and administrative expense	$1,386	$1,324	$62

General and administrative expense for the three months ended March 31, 2012 is relatively flat compared to the same period in 2011. Our general and administrative expense may increase modestly through 2012 to support growing clinical development activities.

Stock-Based Compensation Expense

	Three Months Ended
	March 31,
	2012	2011	Aggregate Change
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$3,088	$3,837	$(749)
Consultant options	10	—	10

Total	$3,098	$3,837	$(739)

The decrease in stock-based compensation expense for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to higher amortization of stock-based compensation expense in 2011 related to options granted in the previous years, partially offset by the increase in amortization of stock-based compensation expense related to grants in the first quarter of 2012 as a result of higher valuation of such options.

Interest Income

	Three Months Ended
	March 31,
	2012	2011	Aggregate Change
	(in thousands)
Interest income	$136	$90	$46

Interest income results from our interest-bearing cash and investment balances. The increase in interest income for the three months ended March 31, 2012, as compared to the same period in 2011, was due to higher average cash balances on our investments in 2012.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral SYK inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment from AZ of $100.0 million in April 2010. In October 2010, we received $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical studies in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that could trigger payments to us under the AZ agreement are based solely on AZ’s future efforts and achievements of milestones.

In June 2011, we completed an underwritten public offering in which we sold 18,745,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $8.00 per share. We received net proceeds of approximately $140.5 million after deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2012, we had approximately $223.3 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $247.6 million as of December 31, 2011, a decrease of approximately $24.3 million. The decrease was primarily attributable to payments of operating expenses for the three months ended March 31, 2012, as well as payments of certain capital expenditures. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

•                  the costs and timing of regulatory filings and approvals by us and our collaborators; and

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

For the three months ended March 31, 2012, we maintained an investment portfolio primarily in money market funds, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. The credit rating for the U.S. long-term sovereign debt was downgraded by S&P in 2011. Given the short duration of our investment portfolio, we believe that the downgrade did not materially affect the value of our investments. We have evaluated our investment strategy and decided not to change it at this time. There is no assurance that further deterioration in the conditions of the credit and financial markets would not negatively impact our current investment portfolio. We will continue to monitor the impact in the downgrade of the credit rating and the disruptions in the financial markets to our investment portfolio and if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,273)	$(20,763)
Investing activities	26,185	37,791
Financing activities	488	(199)

Net increase in cash and cash equivalents	$3,400	$16,829

Net cash used in operating activities was approximately $23.3 million for the three months ended March 31, 2012, compared to approximately $20.8 million for the three months ended March 31, 2011. In each period, net cash used in operating activities primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $26.2 million for the three months ended March 31, 2012, compared to approximately $37.8 million for the three months ended March 31, 2011.  Net cash provided by investing activities in 2012 was primarily due to maturities and sale of available-for-sale securities of approximately $133.7 million, partially offset by purchases of available-for-sale securities of approximately $105.9 million. Net cash provided by investing activities in 2011 was primarily due to maturities of available-for-sale securities of approximately $77.6 million, partially offset by purchases of available-for-sale securities of approximately $38.9 million. Capital expenditures were approximately $1.6 million for the three months ended March 31, 2012, compared to approximately $860,000 for the same period in 2011.

Net cash provided by financing activities was approximately $488,000 for the three months ended March 31, 2012, compared to net cash used in financing activities of approximately $199,000 for the same period in 2011. Net cash provided by financing activities in 2012 was primarily due to the proceeds from the exercise of outstanding options during the quarter. Net cash used in financing activities in 2011 was primarily due to payments for capital lease financing of approximately $251,000, partially offset by the proceeds from the exercise of outstanding options of approximately $52,000 during the quarter.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

As of March 31, 2012, we had the following contractual commitments:

		Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Facilities lease	$86,110	$13,405	$28,438	$30,763	$13,504

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2012, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for the Stock Offering. An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010 to the Circuit Court appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. On May 9, 2011, the plaintiff filed its reply brief. On February 17, 2012, the Circuit Court heard oral arguments on plaintiff’s appeal.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012.

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

•                  are subject to continuing FDA and regulatory oversight;

•                  may require large numbers of test subjects; and

•                  may be suspended by us, our collaborators or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

While we have stated that we intend to file additional INDs for future product candidates, this is only a statement of intent, and we may not be able to do so because we may not be able to identify potential product candidates. In addition, the FDA may not approve any IND in a timely manner, or at all.

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

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have four product compounds in the clinical testing stage: one with indication for RA subject to a collaboration agreement with AZ; one that has completed an initial Phase 1b allergen challenge trial for allergic asthma for which we expect to start a Phase 2 clinical trial in the summer of 2012; one with indication for DLE currently in a Phase 1 clinical trial for which we expect to start a Phase 2 clinical trial in the summer of 2012; and one with indication for transplant rejection currently in a Phase 1 clinical trial. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 94 pending patent applications and over 205 issued patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, this resulted from the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $23.3 million for the three months ended March 31, 2012. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses for at least the next two years and there can be no assurance that we will generate operating income in the future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of March 31, 2012, we had an accumulated deficit of approximately $684.6 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (the Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010 to the Ninth Circuit Court of Appeals (the “Circuit Court”), appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. On May 9, 2011, the plaintiff filed its reply brief. On February 17, 2012, the Circuit Court heard oral arguments on plaintiff’s appeal.

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

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including R343 for our asthma program, R333 for DLE and R548 for transplant rejection. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval. The credit rating for the U.S. long-term sovereign debt was downgraded in August 2011 by S&P. There can be no assurance that further deterioration in credit and financial markets will not occur. As a result, the interest paid on certain of our investments may decrease and the value of certain securities we hold may decline in the future, which could negatively affect our financial condition, cash flows and reported earnings.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.33*	2012 Cash Incentive Plan. (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended September 30, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(7)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 8, 2012, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

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

Date: May 1, 2012

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 1, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.33*	2012 Cash Incentive Plan. (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended September 30, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(7)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 8, 2012, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

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