Form 10-Q
period 2012-06-30
RIGEL PHARMACEUTICALS INC
filed 2012-08-07
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 2, 2012, there were 71,626,582 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,151	$18,633
Available-for-sale securities	176,488	229,007
Prepaid expenses and other current assets	3,734	2,593
Total current assets	206,373	250,233
Property and equipment, net	6,112	4,882
Other assets	1,875	1,991
	$214,360	$257,106

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,912	$1,556
Accrued compensation	3,673	7,271
Other accrued liabilities	3,518	2,571
Deferred rent	397	129
Total current liabilities	9,500	11,527

Long-term portion of deferred rent	9,003	9,313
Other long-term liabilities	107	117

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized as of June 30, 2012 and December 31, 2011, respectively; 71,595,137 and 71,379,052 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	72	71
Additional paid-in capital	904,960	897,479
Accumulated other comprehensive income	37	6
Accumulated deficit	(709,319)	(661,407)
Total stockholders’ equity	195,750	236,149
	$214,360	$257,106

(1)  The balance sheet at December 31, 2011 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2011.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contract revenues from collaborations	$1,500	$395	$2,250	$395
Costs and expenses:
Research and development	20,924	17,109	38,828	32,215
General and administrative	5,458	4,843	11,614	10,597
Total costs and expenses	26,382	21,952	50,442	42,812

Loss from operations	(24,882)	(21,557)	(48,192)	(42,417)
Interest income	144	90	280	180
Interest expense	—	(7)	—	(18)

Net loss	$(24,738)	$(21,474)	$(47,912)	$(42,255)

Net loss per share, basic and diluted	$(0.35)	$(0.37)	$(0.67)	$(0.76)

Weighted average shares used in computing net loss per share, basic and diluted	71,458	58,272	71,440	55,290

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(24,738)	$(21,474)	$(47,912)	$(42,255)
Other comprehensive income:
Unrealized gain on available-for-sale securities	12	25	31	98

Comprehensive loss	$(24,726)	$(21,449)	$(47,881)	$(42,157)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(47,912)	$(42,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,162	923
Stock-based compensation expense	6,109	7,037
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,141)	(841)
Other assets	116	105
Accounts payable	356	58
Accrued compensation	(3,598)	(1,459)
Other accrued liabilities	947	(1,805)
Deferred revenue	—	105
Deferred rent and other long term liabilities	(52)	204

Net cash used in operating activities	(44,013)	(37,928)

Investing activities
Purchases of available-for-sale securities	(224,541)	(214,929)
Maturities and sale of available-for-sale securities	277,091	147,300
Capital expenditures	(2,392)	(1,557)

Net cash provided by (used in) investing activities	50,158	(69,186)

Financing activities
Net proceeds from issuances of common stock	1,373	141,674
Payments on capital lease obligations	—	(485)

Net cash provided by financing activities	1,373	141,189

Net increase in cash and cash equivalents	7,518	34,075
Cash and cash equivalents at beginning of period	18,633	8,877

Cash and cash equivalents at end of period	$26,151	$42,952

Supplemental disclosure of cash flow information
Interest paid	$—	$17

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

During the periods presented, we had securities which could potentially dilute basic income (loss) per share, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive. These securities at June 30, 2012 and 2011 consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Outstanding options	13,799	11,823	13,799	11,823
Warrant	200	200	200	200
Purchase Plan	101	97	67	64

	14,100	12,120	14,066	12,087

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Research and development	$1,636	$2,337	$3,348	$4,850
General and administrative	1,375	863	2,761	2,187
Total stock-based compensation expense	$3,011	$3,200	$6,109	$7,037

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2012 and 2011:

	Equity Incentive Plans		Equity Incentive Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.8%	1.9%	0.9%	2.1%
Expected term (in years)	5.8	6.0	5.5	5.2
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	80.1%	87.8%	81.6%	84.2%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 2,134,605 shares of common stock during the six months ended June 30, 2012, with a grant-date weighted-average fair value of $5.44 per share. We granted options to purchase 2,224,985 shares of common stock during the six months ended June 30, 2011, with a grant-date weighted-average fair value of $4.63 per share.  As of June 30, 2012, there was approximately $8.1 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At June 30, 2012, there were 3,174,458 shares of common stock available for future grant under our equity incentive plans and options to purchase 83,367 shares were exercised during the six months ended June 30, 2012.

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

As of June 30, 2012, there were approximately 604,710 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the six months ended June 30, 2012 and 2011. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

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

Revenues associated with substantive, at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non-refundable contingent future amounts receivable in connection with future events specified in collaboration agreements that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through their completion or achievement of any underlying events, the amounts are fixed or determinable and collectability is reasonably assured.

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

8.              Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We currently have one significant active collaboration with AstraZeneca (AZ), relating to fostamatinib for the treatment of rheumatoid arthritis (RA) and other indications. Our collaboration with AZ does not provide us with regular reimbursement of research expenses. If certain conditions are met, we are entitled to receive future payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further payments or royalties under the agreement with AZ.

AstraZeneca

In February 2010, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our oral spleen tyrosine kinase (SYK) inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, previously known as R788, our late-stage investigational product candidate for the treatment of RA and other indications. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors. The agreement became effective on March 26, 2010, and we received an upfront payment from AZ of $100.0 million in April 2010.

Under the agreement, our deliverables were: (i) granting a license of rights to fostamatinib, (ii) transfer of technology (know-how) related to fostamatinib, and (iii) conducting, at our expense, the fostamatinib open label extension study until it was transferred to AZ on September 25, 2010. We concluded that these deliverables should be accounted for as one single unit of accounting and we recognized the $100.0 million upfront payment received in April 2010 from AZ ratably over the performance period from March 26, 2010, the effective date of the agreement, through September 25, 2010, the completion date of the last deliverable, which was the transfer of the fostamatinib long-term open label extension study to AZ. We elected a straight-line method for recognition of this upfront payment as the effort to advance and transfer the study was consistent over the transition period.

On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for their initiation of Phase 3 clinical trials in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and product launch events are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that may trigger payments to us under the AZ agreement are based solely on AZ’s future efforts and achievements of the specified tasks.

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

Other Agreements

In June 2012, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our program, R256, an inhaled janus kinase (JAK) inhibitor shown to inhibit interleukin (IL)-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma. AZ will be responsible for beginning the first-in-human clinical studies for R256, and for designing and conducting the clinical development of the compound. AZ will also have exclusive rights to commercialize R256 around the world. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting. We used management’s best estimate of selling price in the allocation of the upfront payment and recognized revenue of $1.0 million in the quarter ended June 30, 2012.

In July 2011, we received a $4.3 million final payment from Merck Serono S.A. (Merck Serono). The final payment from Merck Serono was for the collaboration agreement that was terminated in 2010, and all licenses under the collaboration agreement to aurora kinase inhibitors reverted back to us. The payment did not qualify as a substantive milestone as it related solely to the past performance of Merck Serono. We recognized the receipt of the $4.3 million as revenue in the third quarter of 2011.

In June 2011, we entered into an exclusive license agreement with BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license granted. BerGenBio paid us an upfront payment of $500,000 in August 2011. We recognized a second payment of $500,000 from BerGenBio as revenue in the second quarter of 2012. This oncology program was developed before we focused our research and development efforts on inflammatory and autoimmune diseases, as well as muscle disorders.

In August 2002, we signed a collaboration agreement with Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments totaling $6.5 million and may earn additional payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of events.

9.     Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Checking account	$1,309	$686
Money market funds	15,893	11,947
U. S. treasury bills	—	3,002
Government-sponsored enterprise securities	80,085	144,599
Corporate bonds and commercial paper	105,352	87,406
	$202,639	$247,640
Reported as:
Cash and cash equivalents	$26,151	$18,633
Available-for-sale securities	176,488	229,007
	$202,639	$247,640

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2012	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$80,080	$18	$(13)	$80,085
Corporate bonds and commercial paper	105,320	78	(46)	105,352

Total	$185,400	$96	$(59)	$185,437

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$3,001	$1	$—	$3,002
Government-sponsored enterprise securities	144,602	27	(30)	144,599
Corporate bonds and commercial paper	87,398	48	(40)	87,406

Total	$235,001	$76	$(70)	$235,007

As of June 30, 2012, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Five Years
Money market funds	$15,893	$—
Government-sponsored enterprise securities	44,295	35,790
Corporate bonds and commercial paper	94,710	10,642
	$154,898	$46,432

As of June 30, 2012, our cash equivalents and available-for-sale securities had a weighted average time to maturity of 266 days. We view our available-for-sale portfolio as available for use in current operations.  Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of June 30, 2012 to maturity. At June 30, 2012 and December 31, 2011, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  Given the short duration of our investment portfolio, we believe that the downgrade in 2011 by S&P in the credit rating for the U.S. long-term sovereign debt did not materially affect the value of our investments. As of June 30, 2012, a total of 31 individual securities had been in an unrealized loss position for twelve months or less and the losses were determined to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
June 30, 2012	Fair Value	Losses
Government-sponsored enterprise securities	$37,028	$(13)
Corporate bonds and commercial paper	41,141	(46)
Total	$78,169	$(59)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$15,893	$—	$—	$15,893
Government-sponsored enterprise securities	—	80,085	—	80,085
Corporate bonds and commercial paper	—	105,352	—	105,352

Total	$15,893	$185,437	$—	$201,330

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$11,947	$—	$—	$11,947
U. S. treasury bills	—	3,002	—	3,002
Government-sponsored enterprise securities	—	144,599	—	144,599
Corporate bonds and commercial paper	—	87,406	—	87,406

Total	$11,947	$235,007	$—	$246,954

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

12.       Capital Stock

In May 2012, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 100,000,000 to 200,000,000 shares.  The increase in the authorized number of shares of our common stock was effected pursuant to a Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware in May 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of June 30, 2012, we had approximately $202.6 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

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

The current treatment options for RA have significant potential side effects and other shortfalls, including gastrointestinal complications and kidney damage. RA patients may receive multiple drugs, depending on the extent and aggressiveness of their disease. Most RA patients eventually require some form of disease modifying anti-rheumatic drugs (DMARDs). This category of drugs includes methotrexate (MTX) and a variety of intravenously-delivered immunomodulatory agents (tumor necrosis factor (TNF) inhibitors and co-stimulation inhibitors).

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

OSKIRA

The Oral SYK Inhibition in Rheumatoid Arthritis (OSKIRA) Phase 3 clinical trial program is designed to investigate fostamatinib as a treatment for RA in patients with an inadequate response to DMARDs, including MTX. AZ announced that the OSKIRA clinical trial program included three pivotal Phase 3 studies assessing the efficacy and tolerability of fostamatinib: two 12-month studies examining the effect of fostamatinib on patients responding inadequately to DMARDs (including MTX), and a six-month study assessing the effect of fostamatinib on patients who have previously responded inadequately to anti-TNF therapy. The fostamatinib clinical trial program is also expected to include long-term safety extension studies involving more than 2,000 of the patients recruited during the course of the Phase 2 and 3 clinical trial programs. AZ also announced that in the first quarter of 2011 they had commenced a Phase 2b clinical trial (OSKIRA-4) that explores fostamatinib as a monotherapy in RA. This trial will provide information on the profile of fostamatinib without concomitant treatment with a DMARD. Recently, AZ indicated that the Phase 3 clinical studies in RA are continuing as planned. OSKIRA-1 completed enrollment in the fourth quarter of 2011 and OSKIRA-2 completed enrollment in the second quarter of 2012. AZ expects to report Phase 3 results from OSKIRA-1, OSKIRA-2, and OSKIRA-3 in the first half of 2013. AZ also expects to report data from OSKIRA—4 by late 2012.  AZ has stated that they expect to file a new drug application (NDA) for fostamatinib in the United States, and a European equivalent, in the second half of 2013.

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

In 2005, we announced a collaborative research and license agreement with Pfizer, Inc. (Pfizer) for the development of inhaled products for the treatment of allergic asthma. The collaboration was focused on our pre-clinical small-molecule compounds, which inhibit SYK. R343 was the oral SYK inhibitor small molecule at the center of this collaboration. Pfizer completed the Phase 1a clinical trial of an inhaled formulation of R343, which commenced in December 2007 and resulted in a payment of $5.0 million to us. Pfizer also completed an initial Phase 1b allergen challenge clinical trial. In 2011, we assumed development of R343 after Pfizer returned full rights to the R343 program to us as a result of its decision to exit research and development in the allergy and respiratory therapeutic area, and the collaborative research and license agreement was terminated. We expect to initiate a Phase 2 multi-center, multiple-dose, and placebo-controlled study with R343 for the treatment of allergic asthma this month. R343 will be delivered directly into the lungs via a dry inhalation device.

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

Topical JAK/SYK inhibitor program.  R333 is a topical (ointment) JAK/SYK inhibitor, which may be useful in treating both the acute and chronic phases of DLE. We initiated Phase 1 clinical studies of its topical agent in the fourth quarter of 2011 to test its application in treating acute and chronic phases of DLE. We expect to initiate a Phase 2 clinical trial of R333 for the treatment of DLE this month.

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

In the area of inflammation/immunology, we expect to initiate clinical trials with one new molecule in late 2012. We have a lead candidate, R348, which is a soluble JAK/SYK inhibitor for topical ophthalmic use which may be useful to treat Sjogren’s syndrome, an autoimmune disorder that affects the lacrimal glands of the eye (tear ducts).

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

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. We currently have one significant active collaboration with AZ, relating to fostamatinib for the treatment of RA and other indications. Our collaboration with AZ does not provide us with regular reimbursement of research expenses. If certain conditions are met, we are entitled to receive future payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further payments or royalties under the agreement with AZ.

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

On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that may trigger payments to us under the AZ agreement are based solely on AZ’s future efforts and achievements of the specified tasks.

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

Other Agreements

In June 2012, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our program, R256, JAK inhibitor shown to inhibit IL-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma. AZ will be responsible for beginning the first-in-human clinical studies for R256, and for designing and conducting the clinical development of the compound. AZ will also have exclusive rights to commercialize R256 around the world. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting. We used management’s best estimate of selling price in the allocation of the upfront payment and recognized revenue of $1.0 million in the quarter ended June 30, 2012.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license granted. BerGenBio paid us an upfront payment of $500,000 in August 2011. We recognized a second payment of $500,000 from BerGenBio as revenue in the second quarter of 2012. This oncology program was developed before we focused our research and development efforts on inflammatory and autoimmune diseases, as well as muscle disorders.

In August 2002, we signed a collaboration agreement with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments totaling $6.5 million and may earn additional payments in connection with certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of events.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Categories:	2012	2011	2012	2011
Research	$6,243	$5,879	$12,382	$11,485
Development	8,749	4,796	14,723	7,750
Other	5,932	6,434	11,723	12,980

	$20,924	$17,109	$38,828	$32,215

“Other” expenses mainly represent allocated facilities costs of approximately $4.3 million and $4.1 million for the three months ended June 30, 2012 and 2011, respectively, and allocated stock-based compensation expenses of approximately $1.6 million and $2.3 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, allocated facilities costs were approximately $8.4 million and $8.1 million, respectively, and allocated stock-based compensation expenses were approximately $3.3 million and $4.9 million, respectively.

For the period from January 1, 2007 to June 30, 2012, our total research and development expense by category was approximately $121.7 million, $181.4 million, and $139.6 million, for research, development and other, respectively.

For the three and six months ended June 30, 2012, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, research and development expense for our asthma program, our topical JAK/SYK inhibitor program, and our oral JAK3 inhibitor program, and allocated facilities costs. For the three months and six months ended June 30, 2011, a major portion of our research and development expense was associated with the salaries of our research and development personnel, allocated facilities costs, and allocated stock-based compensation expense.

The Phase 2 clinical trials of fostamatinib in RA were completed in 2009. We licensed the rights to fostamatinib to AZ in February 2010. On September 29, 2010, AZ announced the enrollment of the first patient in the Phase 3 clinical program for fostamatinib, referred to as OSKIRA-1. AZ also announced that in the first quarter of 2011 they had commenced a Phase 2b clinical trial, OSKIRA-4, that explores fostamatinib as a monotherapy in RA. Recently, AZ indicated that the Phase 3 clinical studies in RA are continuing as planned. OSKIRA-1 completed enrollment in the fourth quarter of 2011 and OSKIRA-2 completed enrollment in the second quarter of 2012. AZ expects to report Phase 3 results from OSKIRA-1, OSKIRA-2, and OSKIRA-3 in the first half of 2013.  AZ also expects to report data from OSKIRA—4 by late 2012.  AZ has stated that they expect to file an NDA for fostamatinib in the United States, and a European equivalent, in the second half of 2013. AZ will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors.

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

Revenues associated with substantive, at-risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non-refundable contingent future amounts receivable in connection with future events specified in collaboration agreements that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through their completion or achievement of any underlying events, the amounts are fixed or determinable and collectability is reasonably assured.

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

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2012	2011	Change	2012	2011	Change
	(in thousands)			(in thousands)
Contract revenues from collaborations	$1,500	$395	$1,105	$2,250	$395	$1,855

Revenues by collaborator were:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Aggregate Change	2012	2011	Aggregate Change
	(in thousands)			(in thousands)
AstraZeneca	$1,000	$—	$1,000	$1,000	$—	$1,000
BerGenBio	500	395	105	500	395	105
Daiichi	—	—	—	750	—	750

Total	$1,500	$395	$1,105	$2,250	$395	$1,855

The increase in contract revenues from collaborations for the three and six months ended June 30, 2012, compared to the same periods in 2011, was primarily due to the $1.0 million upfront payment from AZ pursuant to our worldwide license agreement for R256, $500,000 payment from BerGenBio related to our oncology program, in each case in the second quarter of 2012, as well as a $750,000 payment from Daiichi in the first quarter of 2012 related to an oncology compound in pre-clinical testing pursuant to our existing collaboration agreement.

Contract revenues from collaborations for the three months ended June 30, 2012 comprised of the $1.0 million upfront payment from AZ pursuant to our worldwide license agreement for R256, as well as the $500,000 payment from BerGenBio related to our oncology program. Contract revenues from collaborations for the six months ended June 30, 2012 comprised of the $1.0 million upfront payment from AZ, the $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing pursuant to our existing collaboration agreement in the first quarter of 2012, as well as the $500,000 payment from BerGenBio related to our oncology program. Contract revenue from collaborations for the three and six months ended June 30, 2011 was $395,000, which represents a portion of the $500,000 upfront payment we earned for out-licensing our oncology program with BerGenBio. We had no deferred revenue as of June 30, 2012. Our potential future revenues may include payments from our current collaboration partners and from new collaboration partners with which we enter into agreements in the future, if any.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Aggregate Change	2012	2011	Aggregate Change
	(in thousands)			(in thousands)
Research and development expense	$20,924	$17,109	$3,815	$38,828	$32,215	$6,613
Stock-based compensation expense included in research and development expense	$1,636	$2,337	$(701)	$3,348	$4,850	$(1,502)

The increase in research and development expense for the three and six months ended June 30, 2012, compared to the same periods in 2011, was primarily due to the research and development expense related to the clinical trials of R343, our inhaled SYK inhibitor program for asthma and R333, our topical JAK/SYK inhibitor program for discoid lupus, partially offset by the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below. We expect that our research and development expense will increase through 2012 due to the initiation of the two Phase 2 clinical trials for our asthma and our topical JAK/SYK inhibitor programs, and the continued progress of our oral JAK3 inhibitor program.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Aggregate Change	2012	2011	Aggregate Change
	(in thousands)			(in thousands)
General and administrative expense	$5,458	$4,843	$615	$11,614	$10,597	$1,017
Stock-based compensation expense included in general and administrative expense	$1,375	$863	$512	$2,761	$2,187	$574

The increase in general and administrative expense for the three and six months ended June 30, 2012, compared to the same periods in 2011, was primarily due to the increase in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below.

Stock-Based Compensation Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2012	2011	Change	2012	2011	Change
	(in thousands)			(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$2,993	$3,200	$(207)	$6,081	$7,037	$(956)
Consultant options	18	—	18	28	—	28
Total	$3,011	$3,200	$(189)	$6,109	$7,037	$(928)

The decrease in stock-based compensation expense for the three and six months ended June 30, 2012, as compared to the same periods in 2011, was primarily due to decreased stock-based compensation expenses related to research and development (see “Research and Development Expense” above), partially offset by increased stock-based compensation expense related to general and administrative (see “General and Administrative Expense” above). The decrease related to research and development was due to the full recognition of stock-based compensation expense by the end of 2011 of certain options granted to research and development personnel in the first quarter of 2008. The increase related to general and administrative was due to the higher valuation of options granted to general and administrative personnel in the first quarter of 2012.

Interest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Aggregate Change	2012	2011	Aggregate Change
	(in thousands)			(in thousands)
Interest income	$144	$90	$54	$280	$180	$100

Interest income results from our interest-bearing cash and investment balances. The increase in interest income for the three and six months ended June 30, 2012, as compared to the same period in 2011, was due to higher average cash balances in our investments in 2012.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral SYK inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment from AZ of $100.0 million in April 2010. In October 2010, we received $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical studies in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib. We are also eligible to receive up to an additional $800.0 million if specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that could trigger payments to us under the AZ agreement are based solely on AZ’s future efforts and achievements of specified tasks.

In June 2011, we completed an underwritten public offering in which we sold 18,745,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $8.00 per share. We received net proceeds of approximately $140.5 million after deducting underwriting discounts and commissions and offering expenses.

As of June 30, 2012, we had approximately $202.6 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $247.6 million as of December 31, 2011, a decrease of approximately $45.0 million. The decrease was primarily attributable to payments of operating expenses for the six months ended June 30, 2012, as well as payments for certain capital expenditures. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

For the six months ended June 30, 2012, we maintained an investment portfolio primarily in money market funds, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. The credit rating for the U.S. long-term sovereign debt was downgraded by S&P in 2011. Given the short duration of our investment portfolio, we believe that the downgrade did not materially affect the value of our investments. We have evaluated our investment strategy and decided not to change it at this time. There is no assurance that further deterioration in the conditions of the credit and financial markets would not negatively impact our current investment portfolio. We will continue to monitor the impact in the downgrade of the credit rating and the disruptions in the financial markets to our investment portfolio and if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(44,013)	$(37,928)
Investing activities	50,158	(69,186)
Financing activities	1,373	141,189

Net increase in cash and cash equivalents	$7,518	$34,075

Net cash used in operating activities was approximately $44.0 million for the six months ended June 30, 2012, compared to approximately $37.9 million for the same period in 2011.  In each period, net cash used in operating activities primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $50.2 million for the six months ended June 30, 2012, compared to net cash used in investing activities of approximately $69.2 million for the six months ended June 30, 2011.  Net cash provided by investing activities for the six months ended June 30, 2012 was primarily due to maturities and sale of available-for-sale securities of approximately $277.1 million, partially offset by purchases of available-for-sale securities of approximately $224.5 million. Net cash used in investing activities for the six months ended June 30, 2011 was primarily due to purchases of available-for-sale securities of approximately $214.9 million, partially offset by maturities of available-for-sale securities of approximately $147.3 million. Capital expenditures were approximately $2.4 million for the six months ended June 30, 2012, compared to approximately $1.6 million for the same period in 2011.

Net cash provided by financing activities was approximately $1.4 million for the six months ended June 30, 2012, compared to approximately $141.2 million for the same period in 2011. Net cash provided by financing activities for the six months ended June 30, 2012 was primarily due to the proceeds from the exercise of outstanding options during the period and the issuance of shares under our Purchase Plan. In the second quarter of 2011, we completed a public offering in which we received net proceeds of approximately $140.5 million after deducting underwriting discounts and commissions and offering expenses. Net cash provided by financing activities for the six months ended June 30, 2011 also included proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan of approximately $1.2 million, partially offset by payments of capital lease obligations of approximately $485,000.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

As of June 30, 2012, we had the following contractual commitments:

		Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Facilities lease	$82,781	$13,540	$28,718	$31,070	$9,453

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2012, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have four product compounds in the clinical testing stage: one with indication for RA subject to a collaboration agreement with AZ; one that has completed an initial Phase 1b allergen challenge trial for allergic asthma for which we expect to start a Phase 2 clinical trial this month; one with indication for DLE currently in a Phase 1 clinical trial for which we expect to start a Phase 2 clinical trial this month; and one with indication for transplant rejection currently in a Phase 1 clinical trial. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 96 pending patent applications and over 209 issued patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, this resulted from the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $24.9 million for six months ended June 30, 2012. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses for at least the next two years and there can be no assurance that we will generate operating income in the future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of June 30, 2012, we had an accumulated deficit of approximately $709.3 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our IND applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.

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

Exhibit Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation. (1)

3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation. (1)

3.3		Amended and Restated Bylaws. (2)

4.1		Form of warrant to purchase shares of common stock. (3)

4.2		Specimen Common Stock Certificate. (4)

4.3		Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.19	*	Rigel Pharmaceuticals, Inc.2000 Equity Incentive Plan, as amended.

10.30	*	Rigel Pharmaceuticals, Inc.2011 Equity Incentive Plan, as amended.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#		XBRL Instance Document

101.SCH#		XBRL Taxonomy Extension Schema Document

101.CAL#		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#		XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended September 30, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

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

Date: August 7, 2012

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2012

INDEX TO EXHIBITS

Exhibit Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation. (1)

3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation. (1)

3.3		Amended and Restated Bylaws. (2)

4.1		Form of warrant to purchase shares of common stock. (3)

4.2		Specimen Common Stock Certificate. (4)

4.3		Warrant issued to Kwacker Limited for the purchase of shares of common stock. (5)

4.4		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.19	*	Rigel Pharmaceuticals, Inc.2000 Equity Incentive Plan, as amended.

10.30	*	Rigel Pharmaceuticals, Inc.2011 Equity Incentive Plan, as amended.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#		XBRL Instance Document

101.SCH#		XBRL Taxonomy Extension Schema Document

101.CAL#		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#		XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended September 30, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

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