Form 10-Q
period 2012-09-30
RIGEL PHARMACEUTICALS INC
filed 2012-11-06
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of October 31, 2012, there were 87,000,253 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,801	$18,633
Available-for-sale securities	157,094	229,007
Prepaid expenses and other current assets	2,734	2,593
Total current assets	186,629	250,233
Property and equipment, net	5,861	4,882
Other assets	1,826	1,991
	$194,316	$257,106

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,388	$1,556
Accrued compensation	5,399	7,271
Other accrued liabilities	3,267	2,571
Deferred rent	531	129
Total current liabilities	10,585	11,527

Long-term portion of deferred rent	8,825	9,313
Other long-term liabilities	102	117

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized as of September 30, 2012 and December 31, 2011, respectively; 71,760,104 and 71,379,052 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	72	71
Additional paid-in capital	909,401	897,479
Accumulated other comprehensive income	106	6
Accumulated deficit	(734,775)	(661,407)
Total stockholders’ equity	174,804	236,149
	$194,316	$257,106

(1)  The balance sheet at December 31, 2011 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2011.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contract revenues from collaborations	$—	$4,355	$2,250	$4,750
Costs and expenses:
Research and development	20,186	17,316	59,014	49,531
General and administrative	5,383	5,080	16,997	15,677
Total costs and expenses	25,569	22,396	76,011	65,208

Loss from operations	(25,569)	(18,041)	(73,761)	(60,458)
Interest income	113	114	393	294
Interest expense	—	(4)	—	(22)

Net loss	$(25,456)	$(17,931)	$(73,368)	$(60,186)

Net loss per share, basic and diluted	$(0.36)	$(0.25)	$(1.03)	$(0.99)

Weighted average shares used in computing net loss per share, basic and diluted	71,636	71,226	71,505	60,660

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(25,456)	$(17,931)	$(73,368)	$(60,186)
Other comprehensive income:
Unrealized gain (loss) on available-for- sale securities	69	(82)	100	16

Comprehensive loss	$(25,387)	$(18,013)	$(73,268)	$(60,170)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(73,368)	$(60,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,797	1,429
Stock-based compensation expense	9,354	10,127
Changes in assets and liabilities:
Prepaid expenses and other current assets	(141)	(279)
Other assets	165	185
Accounts payable	(168)	(128)
Accrued compensation	(1,872)	(294)
Other accrued liabilities	696	(1,861)
Deferred rent and other long term liabilities	(101)	286

Net cash used in operating activities	(63,638)	(50,721)

Investing activities
Purchases of available-for-sale securities	(282,813)	(312,622)
Maturities and sale of available-for-sale securities	354,826	234,056
Capital expenditures	(2,776)	(2,118)

Net cash provided by (used in) investing activities	69,237	(80,684)

Financing activities
Net proceeds from issuances of common stock	2,569	141,876
Payments on capital lease obligations	—	(666)

Net cash provided by financing activities	2,569	141,210
Net increase in cash and cash equivalents	8,168	9,805
Cash and cash equivalents at beginning of period	18,633	8,877

Cash and cash equivalents at end of period	$26,801	$18,682

Supplemental disclosure of cash flow information
Interest paid	$—	$20

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

2.              Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended, (the Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2011 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

3.              Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 related to disclosures on offsetting of assets and liabilities thereby amending Accounting Standards Codification (ASC) 210, Balance Sheet. ASU No. 2011-11 requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. ASU No. 2011-11 will be effective on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented. We expect to adopt ASU No. 2011-11 on January 1, 2013 on a retrospective basis. We evaluated the impact of adopting ASU No. 2011-11 and believe it will have no material effect on our financial position or results of operations.

In June 2011, FASB issued ASU No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective in fiscal years beginning after December 15, 2011 and applied retrospectively. In December 2011, FASB issued ASU No. 2011-12 to defer the effective date of certain amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05 to allow FASB time to redeliberate on the matter. ASU No. 2011-12 is effective at the same time as the amendments in ASU No. 2011-05. We adopted ASU No. 2011-05 on January 1, 2012 and presented a separate statement of comprehensive loss.

In May 2011, FASB issued ASU No. 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and clarify the application of existing fair value measurements and requirements regarding the disclosure of information about fair value measurements. The amendments were effective for fiscal years beginning after December 15, 2011 and applied prospectively. We adopted ASU No. 2011-04 on January 1, 2012 on a prospective basis, which had no effect on our financial position or results of operations.

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

During the periods presented, we had securities which could potentially dilute basic income (loss) per share, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Outstanding options	13,596	11,785	13,596	11,785
Warrant	200	200	200	200
Purchase Plan	26	32	36	32

Total	13,822	12,017	13,832	12,017

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Research and development	$1,866	$2,236	$5,213	$7,086
General and administrative	1,379	854	4,141	3,041
Total stock-based compensation expense	$3,245	$3,090	$9,354	$10,127

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and nine months ended September 30, 2012 and 2011:

	Equity Incentive Plans		Equity Incentive Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.7%	1.2%	0.9%	2.1%
Expected term (in years)	5.0	5.0	5.5	5.2
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	83.9%	83.8%	81.6%	84.2%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 2,135,016 shares of common stock during the nine months ended September 30, 2012, with a grant-date weighted-average fair value of $5.44 per share. We granted options to purchase 2,233,315 shares of common stock during the nine months ended September 30, 2011, with a grant-date weighted-average fair value of $4.63 per share.  As of September 30, 2012, there was approximately $5.3 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At September 30, 2012, there were 3,212,380 shares of common stock available for future grant under our equity incentive plans and options to purchase 248,334 shares were exercised during the nine months ended September 30, 2012.

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

As of September 30, 2012, there were approximately 604,710 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the nine months ended September 30, 2012 and 2011. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2012	2011
Risk-free interest rate	0.2%	0.3%
Expected term (in years)	1.2	1.0
Dividend yield	0.0%	0.0%
Expected volatility	47.3%	61.4%

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

8.              Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We currently have one significant active collaboration with AstraZeneca AB (AZ), relating to fostamatinib for the treatment of rheumatoid arthritis (RA) and other indications. Our collaboration with AZ does not provide us with regular reimbursement of research expenses. If certain conditions are met, we are entitled to receive future payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts will be successful. As a result, we may not receive any further payments or royalties under the agreement with AZ.

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

Under the agreement, our deliverables were: (i) granting a license of rights to fostamatinib, (ii) transfer of technology (know-how) related to fostamatinib, and (iii) conducting, at our expense, the fostamatinib open label extension study until it was transferred to AZ on September 25, 2010. We concluded that these deliverables should be accounted for as one single unit of accounting, and we recognized the $100.0 million upfront payment received in April 2010 from AZ ratably over the performance period from March 26, 2010, the effective date of the agreement, through September 25, 2010, the completion date of the last deliverable, which was the transfer of the fostamatinib long-term open label extension study to AZ. We elected a straight-line method for recognition of this upfront payment as the effort to advance and transfer the study was consistent over the transition period.

On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for their initiation of Phase 3 clinical trials in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and product launch events are achieved for fostamatinib, of which up to $25.0 million relates to the achievement of development events, up to $100.0 million relates to the achievement of regulatory events and up to $195.0 million relates to the achievement of product launch events. We are also eligible to receive up to an additional $800.0 million if post-launch specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that may trigger payments to us under the AZ agreement are based solely on AZ’s future efforts and achievements of specified tasks and we cannot assure you that we will receive all of the potential contingent payments provided for under this agreement.

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

Other Agreements

We have additional active collaborations with several other partners. Under these collaborations, which we enter into in the ordinary course of business, we received or are entitled to receive upfront cash payments, progress dependent contingent payments and royalties on any net sales of products under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $160.0 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $68.9 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of commercial or launch events.

Since we do not control the research, development or commercialization of the product candidates generated under these collaborations, we are not able to reasonably estimate when, if at all, any contingent payments may be payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these collaborations and it is possible that we may never receive any significant contingent payments under these collaborations.

In June 2012, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our program, R256, an inhaled janus kinase (JAK) inhibitor shown to inhibit interleukin (IL)-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma. AZ will be responsible for beginning the first-in-human clinical studies for R256, and for designing and conducting the clinical development of the compound. AZ will also have exclusive rights to commercialize R256 around the world. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting.   As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012.

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

In June 2011, we entered into an exclusive license agreement with BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it. BerGenBio paid us an upfront payment of $500,000 in August 2011. As our obligations with respect to the deliverables under the agreement were achieved by September 30, 2011, we recognized revenue of $500,000 for the period ended September 30, 2011. In July 2012, we received a second payment of $500,000 from BerGenBio due to us twelve months from June 29, 2011, the effective date of the agreement. We recognized the second payment as revenue in the second quarter of 2012.

In August 2002, we entered into a collaboration agreement with Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments under this arrangement totaling $6.5 million and may earn additional payments in connection with the achievement of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of specified events.

9.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Checking account	$116	$686
Money market funds	9,198	11,947
U. S. treasury bills	—	3,002
Government-sponsored enterprise securities	50,902	144,599
Corporate bonds and commercial paper	123,679	87,406
	$183,895	$247,640
Reported as:
Cash and cash equivalents	$26,801	$18,633
Available-for-sale securities	157,094	229,007
	$183,895	$247,640

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2012	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$50,867	$35	$—	$50,902
Corporate bonds and commercial paper	123,608	86	(15)	123,679
Total	$174,475	$121	$(15)	$174,581

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$3,001	$1	$—	$3,002
Government-sponsored enterprise securities	144,602	27	(30)	144,599
Corporate bonds and commercial paper	87,398	48	(40)	87,406
Total	$235,001	$76	$(70)	$235,007

As of September 30, 2012, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Five Years
Money market funds	$9,198	$—
Government-sponsored enterprise securities	27,196	23,706
Corporate bonds and commercial paper	112,616	11,063
	$149,010	$34,769

As of September 30, 2012, our cash equivalents and available-for-sale securities had a weighted average time to maturity of 207 days. We view our available-for-sale portfolio as available for use in current operations.  Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of September 30, 2012 to maturity. At September 30, 2012 and December 31, 2011, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  As of September 30, 2012, a total of 8 individual securities had been in an unrealized loss position for twelve months or less and the losses were determined to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
September 30, 2012	Fair Value	Losses
Corporate bonds and commercial paper	$18,164	$(15)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$9,198	$—	$—	$9,198
Government-sponsored enterprise securities	—	50,902	—	50,902
Corporate bonds and commercial paper	—	123,679	—	123,679
Total	$9,198	$174,581	$—	$183,779

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$11,947	$—	$—	$11,947
U. S. treasury bills	—	3,002	—	3,002
Government-sponsored enterprise securities	—	144,599	—	144,599
Corporate bonds and commercial paper	—	87,406	—	87,406
Total	$11,947	$235,007	$—	$246,954

11.       Contingencies

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (the Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010 to the Ninth Circuit Court of Appeals (the Circuit Court), appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. On May 9, 2011, the plaintiff filed its reply brief. On February 17, 2012, the Circuit Court heard oral arguments on plaintiff’s appeal. On September 6, 2012, the Ninth Circuit affirmed the district court’s dismissal of the complaint. On September 27, 2012, the plaintiff filed a petition for rehearing and rehearing en banc. On October 25, 2012, the Ninth Circuit denied the petition for rehearing and rehearing en banc.

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

In October 2012, we completed an underwritten public offering in which we sold an aggregate of 15,237,750 shares of our common stock pursuant to an effective registration statement at a price to the public of $9.50 per share. We received net proceeds of approximately $135.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib, an oral SYK inhibitor that is in Phase 3 clinical trials for RA with our partner AZ; R343, an inhaled SYK inhibitor that has completed Phase 1 clinical trials for asthma, R333, a topical JAK/SYK inhibitor for discoid lupus — both of which have commenced Phase 2 clinical trials; and R548, an oral janus kinase 3 (JAK3) inhibitor for the treatment of transplant rejection and other immune disorders.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of September 30, 2012, we had approximately $183.9 million in cash, cash equivalents and available-for-sale securities. In October 2012, we completed an underwritten public offering in which we sold an aggregate of 15,237,750 shares of our common stock pursuant to an effective registration statement at a price to the public of

$9.50 per share. We received net proceeds of approximately $135.7 million after deducting underwriting discounts and commissions and estimated offering expenses. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

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

The current treatment options for RA have significant potential side effects and other shortfalls, including gastrointestinal complications and kidney damage. RA patients may receive multiple drugs, depending on the extent and aggressiveness of their disease. Most RA patients eventually require some form of disease modifying anti-rheumatic drugs (DMARDs). This category of drugs includes methotrexate (MTX) and a variety of intravenously-delivered immunomodulatory agents (tumor necrosis factor (TNF), inhibitors and co-stimulation inhibitors).

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

OSKIRA

The Oral SYK Inhibition in Rheumatoid Arthritis (OSKIRA) Phase 3 clinical trial program is designed to investigate fostamatinib as a treatment for RA in patients with an inadequate response to DMARDs, including MTX. AZ announced that the OSKIRA clinical trial program included three pivotal Phase 3 studies assessing the efficacy and tolerability of fostamatinib: two 12-month studies examining the effect of fostamatinib on patients responding inadequately to DMARDs (including MTX), and a six-month study assessing the effect of fostamatinib on patients who have previously responded inadequately to anti-TNF therapy. The fostamatinib clinical trial program is also expected to include long-term safety extension studies involving more than 2,000 of the patients recruited during the course of the Phase 2 and 3 clinical trial programs. AZ also announced that in the first quarter of 2011 they had commenced a Phase 2b clinical trial (OSKIRA-4) that explores fostamatinib as a monotherapy in RA. This trial will provide information on the profile of fostamatinib without concomitant treatment with a DMARD. Recently, AZ indicated that the Phase 3 clinical studies in RA are continuing as planned. OSKIRA-1 completed enrollment in the fourth quarter of 2011 and OSKIRA-2 completed enrollment in the second quarter of 2012. AZ expects to report Phase 3 results from OSKIRA-1, OSKIRA-2, and OSKIRA-3 in the first half of 2013. AZ also expects to report data from OSKIRA-4 by late 2012. AZ has stated that they expect to submit a new drug application (NDA), to the U.S. Food and Drug Administration (FDA), for fostamatinib, and a European equivalent, in the second half of 2013.

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

In 2005, we announced a collaborative research and license agreement with Pfizer, Inc. (Pfizer) for the development of inhaled products for the treatment of allergic asthma. The collaboration was focused on our preclinical small-molecule compounds, which inhibit SYK. R343 was the oral SYK inhibitor small molecule at the center of this collaboration. Pfizer completed the Phase 1a clinical trial of an inhaled formulation of R343, which commenced in December 2007 and resulted in a payment of $5.0 million to us. Pfizer also completed an initial Phase 1b allergen challenge clinical trial. In 2011, we assumed development of R343 after Pfizer returned full rights to the R343 program to us as a result of its decision to exit research and development in the allergy and respiratory therapeutic area, and the collaborative research and license agreement was terminated.

SITAR.  In September 2012, we initiated a Phase 2 clinical study designed to investigate R343 for the treatment of allergic asthma. The Phase 2 clinical study, called SITAR (SYK Inhibition for Treatment of Asthma with R343), is designed to randomize approximately 270 adults with allergic asthma into the three arms of the study for eight weeks of treatment with either of two different doses of the study agent or placebo. R343 is being delivered directly into the lungs via a dry powder inhalation device. We expect to complete this study in 2013.

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

Topical JAK/SYK inhibitor program.  R333 is a topical (ointment) JAK/SYK inhibitor, which may be useful in treating both the acute and chronic phases of DLE. We completed the Phase 1 clinical study of its topical agent to test its application in treating acute and chronic phases of DLE in the first half of 2012.

SKINDLE.  In September 2012, we initiated a Phase 2 clinical study designed to investigate R333 for the treatment of DLE. In this Phase 2 clinical study, called SKINDLE (SYK Kinase Inhibition for DLE), more than 50 patients with active discoid skin lesions from DLE or Systemic Lupus Erythematosus (SLE), will be randomized into two groups. One group will receive R333 in a topical ointment and the other a placebo ointment to be administered on the lesions twice daily for four weeks. We expect to complete this study in 2013.

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

In the area of muscle atrophy and muscle endurance, we are focusing on several signaling pathways that are important for muscle homeostasis. Patients with chronic illnesses such as chronic heart failure, chronic obstructive pulmonary disease (COPD), or diabetes, often experience a decrease in strength and increase in fatigue due to muscle myopathy. We are conducting preclinical studies of an oral activator of adenosine monophosphate (AMP)-activated protein kinase (AMPK) to examine whether it can improve the body’s energy utilization and restore muscle endurance in chronically ill subjects. Our focus for this program is to evaluate its potential treatment in patients with congestive heart failure (CHF), COPD or peripheral vascular disease who exhibit exercise intolerance.

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

Under the agreement, our deliverables were: (i) granting a license of rights to fostamatinib, (ii) transfer of technology (know-how) related to fostamatinib, and (iii) conducting, at our expense, the fostamatinib open label extension study until it was transferred to AZ on September 25, 2010. We concluded that these deliverables should be accounted for as one single unit of accounting, and we recognized the $100.0 million upfront payment received in April 2010 from AZ ratably over the performance period from March 26, 2010, the effective date of the agreement, through September 25, 2010, the completion date of the last deliverable, which was the transfer of the fostamatinib long-term open label extension study to AZ. We elected a straight-line method for recognition of this upfront payment as the effort to advance and transfer the study was consistent over the transition period.

On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for their initiation of Phase 3 clinical trials in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and product launch events are achieved for fostamatinib, of which up to $25.0 million relates to the achievement of development events, up to $100.0 million relates to the achievement of regulatory events and up to $195.0 million relates to the achievement of product launch events. We are also eligible to receive up to an additional $800.0 million if post-launch specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that may trigger payments to us under the AZ agreement are based solely on AZ’s future efforts and achievements of specified tasks and we cannot assure you that we will receive all of the potential contingent payments provided for under this agreement.

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

Other Agreements

We have additional active collaborations with several other partners. Under these collaborations, which we enter into in the ordinary course of business, we received or are entitled to receive upfront cash payments, progress dependent contingent payments and royalties on any net sales of products under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $160.0 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $68.9 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of commercial or launch events.

Since we do not control the research, development or commercialization of the product candidates generated under these collaborations, we are not able to reasonably estimate when, if at all, any contingent payments may be payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these collaborations and it is possible that we may never receive any significant contingent payments under these collaborations.

In June 2012, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our program, R256, an inhaled JAK inhibitor shown to inhibit IL-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma. AZ will be responsible for beginning the first-in-human clinical studies for R256, and for designing and conducting the clinical development of the compound. AZ will also have exclusive rights to commercialize R256 around the world. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting.   As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012.

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

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it. BerGenBio paid us an upfront payment of $500,000 in August 2011. As our obligations with respect to the deliverables under the agreement were achieved by September 30, 2011, we recognized revenue of $500,000 for the period ended September 30, 2011. In July 2012, we received a second payment of $500,000 from BerGenBio due to us twelve months from June 29, 2011, the effective date of the agreement. We recognized the second payment as revenue in the second quarter of 2012.

In August 2002, we entered into a collaboration agreement with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments under this arrangement totaling $6.5 million and may earn additional payments in connection with the achievement of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of specified events.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Categories:
Research	$6,165	$5,493	$18,547	$16,977
Development	7,822	5,570	22,545	13,321
Other	6,199	6,253	17,922	19,233

	$20,186	$17,316	$59,014	$49,531

“Other” expenses mainly represent allocated facilities costs of approximately $4.3 million and $4.0 million for the three months ended September 30, 2012 and 2011, respectively, and allocated stock-based compensation expenses of approximately $1.9 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, allocated facilities costs were approximately $12.7 million and $12.1 million, respectively, and allocated stock-based compensation expenses were approximately $5.2 million and $7.1 million, respectively.

For the period from January 1, 2007, the date when we started tracking research and development expense by category, to September 30, 2012, our total research and development expense by category was approximately $127.8 million, $189.3 million, and $145.8 million, for research, development and other, respectively.

For the three and nine months ended September 30, 2012, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, research and development expense for our asthma program, our oral JAK3 inhibitor program, and our topical JAK/SYK inhibitor programs, and allocated facilities costs. For the three and nine months ended September 30, 2011, a major portion of our research and development expense was associated with our allocated facilities costs, salaries of our research and development personnel, outside costs related to our asthma program, topical JAK3 inhibitor program, as well as oral JAK3 inhibitor program, and allocated stock-based compensation expense.

The Phase 2 clinical trials of fostamatinib in RA were completed in 2009. We licensed the rights to fostamatinib to AZ in February 2010. On September 29, 2010, AZ announced the enrollment of the first patient in the Phase 3 clinical program for fostamatinib, referred to as OSKIRA-1. AZ also announced that in the first quarter of 2011 they had commenced a Phase 2b clinical trial, OSKIRA-4, that explores fostamatinib as a monotherapy in RA. Recently, AZ indicated that the Phase 3 clinical studies in RA are continuing as planned. OSKIRA-1 completed enrollment in the fourth quarter of 2011 and OSKIRA-2 completed enrollment in the second quarter of 2012. AZ expects to report Phase 3 results from OSKIRA-1, OSKIRA-2, and OSKIRA-3 in the first half of 2013.  AZ also expects to report data from OSKIRA-4 by late 2012.  AZ has stated that they expect to submit an NDA to the U.S. FDA, for fostamatinib, and a European equivalent, in the second half of 2013.  AZ will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 related to disclosures on offsetting of assets and liabilities thereby amending ASC 210, Balance Sheet. ASU No. 2011-11 requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. ASU No. 2011-11 will be effective on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented. We expect to adopt ASU No. 2011-11 on January 1, 2013 on a retrospective basis. We evaluated the impact of adopting ASU No. 2011-11 and believe it will have no material effect on our financial position or results of operations.

In June 2011, FASB issued ASU No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective in fiscal years beginning after December 15, 2011 and applied retrospectively. In December 2011, FASB issued ASU No. 2011-12 to defer the effective date of certain amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05 to allow FASB time to redeliberate on the matter. ASU No. 2011-12 is effective at the same time as the amendments in ASU No. 2011-05. We adopted ASU No. 2011-05 on January 1, 2012 and presented a separate statement of comprehensive loss.

In May 2011, FASB issued ASU No. 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and clarify the application of existing fair value measurements and requirements regarding the disclosure of information about fair value measurements. The amendments were effective for fiscal years beginning after December 15, 2011 and applied prospectively. We adopted ASU No. 2011-04 on January 1, 2012 on a prospective basis, which had no effect on our financial position or results of operations.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 and 2011

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Aggregate Change	2012	2011	Aggregate Change
	(in thousands)			(in thousands)
Contract revenues from collaborations	$—	$4,355	$(4,355)	$2,250	$4,750	$(2,500)

Revenues by collaborator were:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Aggregate Change	2012	2011	Aggregate Change
	(in thousands)			(in thousands)
AstraZeneca	$—	$—	$—	$1,000	$—	$1,000
Daiichi	—	—	—	750	—	750
BerGenBio	—	105	(105)	500	500	—
Merck Serono	—	4,250	(4,250)	—	4,250	(4,250)
Total	$—	$4,355	$(4,355)	$2,250	$4,750	$(2,500)

There were no contract revenues from collaborations for the three months ended September 30, 2012. Contract revenues from collaborations of $4.4 million for the same period in 2011 consist of $4.3 million payment from Merck Serono and $105,000 from BerGenBio related to our oncology program.  The decrease in contract revenues from collaborations for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily due to the final payment of $4.3 million from Merck Serono in 2011, partially offset by revenues in 2012 for the $1.0 million upfront payment from AZ pursuant to our worldwide license agreement for R256, $750,000 payment from Daiichi related to an oncology compound, as well as the $500,000 payment from BerGenBio related to our oncology program. Our potential future revenues may include payments from our current collaboration partners and from new collaboration partners with which we enter into agreements in the future, if any.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Aggregate Change	2012	2011	Aggregate Change
	(in thousands)			(in thousands)
Research and development expense	$20,186	$17,316	$2,870	$59,014	$49,531	$9,483
Stock-based compensation expense included in research and development expense	$1,866	$2,236	$(370)	$5,213	$7,086	$(1,873)

The increase in research and development expense for the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily due to increased costs related to clinical trials for R343 for the treatment of allergic asthma, R548 for the treatment of transplant rejection, as well as our topical JAK/SYK inhibitor programs for ophthalmic use and discoid lupus, partially offset by the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below. We expect that our research and development expense will increase through the remainder of 2012 due to the continued progress of our two Phase 2 clinical trials for our asthma and our topical JAK/SYK inhibitor programs, as well as the Phase 1 clinical trials of our oral JAK3 inhibitor program.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Aggregate Change	2012	2011	Aggregate Change
	(in thousands)			(in thousands)
General and administrative expense	$5,383	$5,080	$303	$16,997	$15,677	$1,320
Stock-based compensation expense included in general and administrative expense	$1,379	$854	$525	$4,141	$3,041	$1,100

The increase in general and administrative expense for the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily due to the increase in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below.

Stock-Based Compensation Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Aggregate Change	2012	2011	Aggregate Change
	(in thousands)			(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$3,229	$3,090	$139	$9,310	$10,127	$(817)
Consultant options	16	—	16	44	—	44
Total	$3,245	$3,090	$155	$9,354	$10,127	$(773)

The increase in stock-based compensation expense for the three months ended September 30, 2012, as compared to the same period in 2011 was primarily due to increased stock-based compensation expense related to general and administrative (see “General and Administrative Expense” above), partially offset by decreased stock-based compensation expense related to research and development (see “Research and Development Expense” above).  The decrease in stock-based compensation expense for the nine months ended September 30, 2012, as compared to the same period in 2011, was primarily due to decreased stock-based compensation expenses related to research and development, partially offset by increased stock-based compensation expense related to general and administrative. The increases related to general and administrative were due to the higher valuation of options granted to general and administrative personnel in 2012. The decrease related to research and development was due to the full recognition of stock-based compensation expense by the end of 2011 related to certain options granted to research and development personnel in the first quarter of 2008.

Interest Income

	September 30,			September 30,
	2012	2011	Aggregate Change	2012	2011	Aggregate Change
	(in thousands)			(in thousands)
Interest income	$113	$114	$(1)	$393	$294	$99

Interest income results from our interest-bearing cash and investment balances. Interest income for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was relatively flat.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral SYK inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment from AZ of $100.0 million in April 2010. In October 2010, we received $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical studies in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and product launch events are achieved for fostamatinib, of which up to $25.0 million relates to the achievement of development events, up to $100.0 million relates to the achievement of regulatory events and up to $195.0 million relates to the achievement of product launch events. We are also eligible to receive up to an additional $800.0 million if post-launch specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that may trigger payments to us under the AZ agreement are based solely on AZ’s future efforts and achievements of specified tasks and we cannot assure you that we will receive all of the potential contingent payments provided for under this agreement.

In October 2012, we completed an underwritten public offering in which we sold an aggregate of 15,237,750 shares of our common stock pursuant to an effective registration statement at a price to the public of $9.50 per share. We received net proceeds of approximately $135.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

As of September 30, 2012, we had approximately $183.9 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $247.6 million as of December 31, 2011, a decrease of approximately $63.7 million. The decrease was primarily attributable to payments of operating expenses for the nine months ended September 30, 2012, as well as payments for certain capital expenditures. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

For the nine months ended September 30, 2012, we maintained an investment portfolio primarily in money market funds, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. The credit rating for the U.S. long-term sovereign debt was downgraded by S&P in 2011. Given the short duration of our investment portfolio, we believe that the downgrade did not materially affect the value of our investments. We have evaluated our investment strategy and decided not to change it at this time. There is no assurance that further deterioration in the conditions of the credit and financial markets would not negatively impact our current investment portfolio. We will continue to monitor the impact in the downgrade of the credit rating and the disruptions in the financial markets to our investment portfolio and if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(63,638)	$(50,721)
Investing activities	69,237	(80,684)
Financing activities	2,569	141,210

Net increase in cash and cash equivalents	$8,168	$9,805

Net cash used in operating activities was approximately $63.6 million for the nine months ended September 30, 2012, compared to approximately $50.7 million for the same period in 2011. In each period, net cash used in operating activities primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $69.2 million for the nine months ended September 30, 2012, compared to net cash used in investing activities of approximately $80.7 million for the nine months ended September 30, 2011.  Net cash provided by investing activities for the nine months ended September 30, 2012 was primarily due to maturities and sale of available-for-sale securities of approximately $354.8 million, partially offset by purchases of available-for-sale securities of approximately $282.8 million. Net cash used in investing activities in 2011 was primarily due to purchases of available-for-sale securities of approximately $312.6 million, partially offset by maturities of available-for-sale securities of approximately $234.0 million. Capital expenditures were approximately $2.8 million for the nine months ended September 30, 2012, compared to approximately $2.1 million for the same period in 2011.

Net cash provided by financing activities was approximately $2.6 million for the nine months ended September 30, 2012, compared to approximately $141.2 million for the same period in 2011. Net cash provided by financing activities for the nine months ended September 30, 2012 was primarily due to the proceeds from the exercise of outstanding options during the period and the issuance of shares under our Purchase Plan. In the second quarter of 2011, we completed a public offering in which we received net proceeds of approximately $140.5 million after deducting underwriting discounts and commissions and offering expenses. Net cash provided by financing activities for the nine months ended September 30, 2011 also included proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan of approximately $1.4 million, partially offset by payments of capital lease obligations of approximately $666,000.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

As of September 30, 2012, we had the following contractual commitments:

		Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Facilities lease	$79,452	$13,674	$28,999	$31,377	$5,402

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2012, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (the Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010 to the Ninth Circuit Court of Appeals (the Circuit Court), appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. On May 9, 2011, the plaintiff filed its reply brief. On February 17, 2012, the Circuit Court heard oral arguments on plaintiff’s appeal. On September 6, 2012, the Ninth Circuit affirmed the district court’s dismissal of the complaint. On September 27, 2012, the plaintiff filed a petition for rehearing and rehearing en banc. On October 25, 2012, the Ninth Circuit denied the petition for rehearing and rehearing en banc.

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

Outside the United States, our ability, or that of our collaborative partners, to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks and costs associated with FDA approval described above and may also include additional risks and costs, such as the risk that such foreign regulatory authorities, which often have different regulatory and clinical study requirements, interpretations and guidance from the FDA, may require additional clinical trials or results for approval of a product candidate, any of which could result in delays, significant additional costs or failure to obtain such regulatory approval. For example, there can be no assurance that we or our collaborative partners, including AZ, will not have to provide additional information or analysis, or conduct additional studies, before receiving approval to market product candidates, such as fostamatinib in Europe, or other countries.

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

•                  patients may drop out of the trials; and

•                  regulatory and clinical study requirements, interpretations or guidance may change.

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

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have four product compounds in the clinical testing stage: one with indication for RA subject to a collaboration agreement with AZ; one that has completed an initial Phase 1b allergen challenge trial for allergic asthma for which we initiated a Phase 2 clinical trial in September 2012; one with indication for DLE for which we initiated a Phase 2 clinical trial in September 2012; and one with indication for transplant rejection currently in a Phase 1 clinical trial. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 93 pending patent applications and about 220 issued patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral SYK inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. In October 2010, we received $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib, of which up to $25.0 million relates to the achievement of development events, up to $100.0 million relates to the achievement of regulatory events and up to $195.0 million relates to the achievement of product launch events. We are also eligible to receive up to an additional $800.0 million if post-launch specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. In October 2012, we completed an underwritten public offering in which we sold an aggregate of 15,237,750 shares of our common stock pursuant to an effective registration statement at a price to the public of $9.50 per share. We received net proceeds of approximately $135.7 million after deducting underwriting discounts and commissions and estimated offering expenses. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, this resulted from the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $73.4 million for nine months ended September 30, 2012. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses for at least the next two years and there can be no assurance that we will generate operating income in the future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of September 30, 2012, we had an accumulated deficit of approximately $734.8 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (the Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010 to the Ninth Circuit Court of Appeals (the Circuit Court), appealing the district court’s order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. On May 9, 2011, the plaintiff filed its reply brief. On February 17, 2012, the Circuit Court heard oral arguments on plaintiff’s appeal. On September 6, 2012, the Ninth Circuit affirmed the district court’s dismissal of the complaint. On September 27, 2012, the plaintiff filed a petition for rehearing and rehearing en banc. On October 25, 2012, the Ninth Circuit denied the petition for rehearing and rehearing en banc.

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

If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.*

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, there are existing therapies and drug candidates in development for the treatment of RA that may be alternative therapies to fostamatinib, if it is ultimately approved for commercialization. Although fostamatinib has a novel mechanism of action for the treatment of RA, our partners may experience difficulties in convincing patients and healthcare providers to use fostamatinib, if approved, over other available treatments for RA. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as from academic and research institutions and government agencies, both in the United States and abroad. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions as our research programs. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small-molecule pharmaceuticals. We also face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that are useful in compound screening, as the technologies used by us in our drug discovery efforts.

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

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, in October 2012, we completed an underwritten public offering in which we sold an aggregate of 15,237,750 shares of our common stock pursuant to an effective registration statement. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (1)

3.3	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.4	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2012

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 6, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (1)

3.3	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.

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