Form 10-K
period 2012-12-31
RIGEL PHARMACEUTICALS INC
filed 2013-03-05
CIK 1034842

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Common Stock as reported on the Nasdaq Global Market on June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $662,418,484. Shares of the registrant's outstanding Common Stock held by each executive officer, director and affiliates of the registrant's outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

         As of February 27, 2013, there were 87,140,632 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant's 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend" or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of commencement and results thereof; our corporate collaborations, and revenues that may be received from collaborations and the timing of those potential payments; our drug discovery technologies; our research and development expenses; protection of our intellectual property; and sufficiency of our cash resources and need for additional capital. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. A forward-looking statement speaks only as of the date on which it is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.    Business

Overview

        Rigel Pharmaceuticals, Inc. was incorporated in Delaware in June 1996, and is based in South San Francisco, California. We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor that is in Phase 3 clinical trials for rheumatoid arthritis (RA) with our partner AstraZeneca (AZ); R343, an inhaled SYK inhibitor for asthma and R333, a topical janus kinase (JAK)/SYK inhibitor for discoid lupus—both of which have commenced Phase 2 clinical trials; and, R348, a topical JAK/SYK inhibitor in a Phase 1 clinical trial for the treatment of chronic dry eye.

        Since the beginning of 2012, we have experienced the following business milestones:

  •
  In December 2012, we initiated a Phase 1 clinical study of R348, a topical ophthalmic JAK/SYK inhibitor, as a potential therapeutic for chronic dry eye, and expect to initiate a Phase 2 clinical study in the first half of 2013.

  •
  In December 2012, we announced that, as reported by AZ, the Phase 3 trials of fostamatinib in the OSKIRA (Oral SYK Inhibition in Rheumatoid Arthritis) program are proceeding on course.

    The OSKIRA Phase 3 studies are expected to report top line results in the second quarter of 2013. AZ expects to submit regulatory filings in the United States (U.S.) and European Union (E.U.) for fostamatinib use in combination with a disease modifying anti-rheumatic drug (DMARD), based on the OSKIRA Phase 3 program, by the end of 2013.

  •
  In December 2012, AZ released top-line results of OSKIRA-4, a Phase 2b monotherapy study of fostamatinib in development as an oral treatment for RA. In the OSKIRA-4 study, fostamatinib as a monotherapy met the first primary objective showing statistical significance over placebo. However, in a separate arm of the trial, fostamatinib did not meet its second primary objective to show non-inferiority to adalimumab monotherapy.

  •
  In October 2012, we completed a public offering of 15,237,750 shares of our common stock, resulting in net proceeds of approximately $135.7 million, after deducting underwriting discounts and commissions and offering expenses.

  •
  In September 2012, we commenced Phase 2 clinical studies with two of our most advanced proprietary therapeutic product candidates, R343, an inhaled SYK inhibitor that is being evaluated as a potential treatment for allergic asthma, and R333, a topical dermatological JAK/SYK inhibitor aimed at treating various phases of discoid lupus erythematosus (DLE). We expect results for these trials in the second half of 2013.

  •
  In June 2012, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of R256, an inhaled JAK inhibitor shown to inhibit interleukin (IL)-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma.

Strategy

        Our research team is focused on creating a portfolio of product candidates that may be developed as small-molecule therapeutics for our own proprietary programs and/or for development by potential collaborative partners. We recognize that the product development process is subject to both high costs and a high risk of failure. We believe that identifying a variety of product candidates and working in conjunction with other pharmaceutical partners may minimize the risk of failure, fill the product pipeline gap at major pharmaceutical companies, and ultimately increase the likelihood of advancing clinical development and potential commercialization of the product candidates.

        The key elements to our business and scientific strategy are to:

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

Pipeline	Current Stage	Status
Fostamatinib—Oral SYK Inhibitor
RA	Phase 3—AZ	In December 2012, our partner, AZ, announced top-line results of OSKIRA-4, a Phase 2b monotherapy study of fostamatinib. The ongoing Phase 3 pivotal studies in the OSKIRA program are expected to be completed in the second quarter of 2013. Regulatory filings in the U.S. and E.U. for use in combination with a DMARD based on the OSKIRA Phase 3 program, are expected by the end of 2013.
R343—Inhaled SYK Inhibitor
Asthma	Phase 2	In September 2012, we initiated a Phase 2 clinical study designed to investigate R343 for the treatment of allergic asthma. We expect results of this trial in the second half of 2013.
R333—Topical Dermatological JAK/SYK Inhibitor
Discoid Lupus Erythematosus (DLE)	Phase 2	In September 2012, we initiated a Phase 2 clinical study designed to investigate R333 for the treatment of DLE. We expect results of this trial in the second half of 2013.
R348—Topical Ophthalmic JAK/SYK Inhibitor
Keratoconjunctivitis Sicca	Phase 1	We initiated a Phase 1 clinical study in December 2012. We expect to initiate a Phase 2 clinical study to investigate R348 for the treatment of keratoconjunctivitis sicca or chronic dry eye in the first half of 2013.

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

        The current treatment options for RA have significant potential side effects and other shortfalls, including gastrointestinal complications and kidney damage. RA patients may receive multiple drugs, depending on the extent and aggressiveness of their disease. Most RA patients eventually require some form of DMARDs. This category of drugs includes methotrexate (MTX) and a variety of intravenously-delivered immunomodulatory agents (tumor necrosis factor (TNF), inhibitors and co-stimulation inhibitors).

        Orally-available SYK inhibitor program.    Fostamatinib is an orally bio-available SYK inhibitor. It has a novel mechanism of action for the treatment of RA in which it reversibly blocks signaling in multiple cell types involved in inflammation and tissue degradation (e.g. macrophages, osteoclasts, mast cells and B cells).

  OSKIRA

        The OSKIRA Phase 3 clinical trial program is designed to investigate fostamatinib as a treatment for RA in patients with an inadequate response to DMARDs, including MTX. AZ announced that the OSKIRA clinical trial program included three pivotal Phase 3 studies assessing the efficacy and tolerability of fostamatinib: two 12-month studies (OSKIRA-1 and OSKIRA-2) examining the effect of fostamatinib on patients responding inadequately to DMARDs (including MTX), and a six-month study (OSKIRA-3) assessing the effect of fostamatinib on patients who have previously responded inadequately to anti-TNF therapy. The fostamatinib clinical trial program also included long-term safety extension studies (OSKIRA-X) involving more than 2,000 of the patients recruited during the course of the Phase 2 and 3 clinical trial programs. A more comprehensive assessment of the benefit and risk profile of fostamatinib used in combination with a DMARD is being undertaken in the pivotal studies that form the OSKIRA Phase 3 program and would, if successful, form the basis of regulatory submissions. OSKIRA-1 completed enrollment in the fourth quarter of 2011 and OSKIRA-2 completed enrollment in the second quarter of 2012. In December 2012, AZ reported that the Phase 3 trials of fostamatinib in the OSKIRA program are proceeding on course. The OSKIRA Phase 3 studies are expected to report top line results in the second quarter of 2013. AZ expects to submit regulatory filings in the U.S. and E.U. for fostamatinib use in combination with a DMARD, based on the OSKIRA Phase 3 program, by the end of 2013.

  OSKIRA-4

        In December 2012, AZ announced top-line results of OSKIRA-4, a Phase 2b monotherapy study of fostamatinib. OSKIRA-4 was a six month study evaluating improvements in signs and symptoms of RA in 280 patients who had never previously used a DMARD, were DMARD intolerant or had an inadequate response to DMARDs and were randomized to receive fostamatinib as a monotherapy, adalimumab as a monotherapy, or placebo. Three dose regimens of fostamatinib were evaluated in OSKIRA-4: 100mg twice daily, 100mg twice daily for a month followed by 150mg once daily, and 100mg twice daily for a month followed by 100mg once daily. OSKIRA-4 had two primary objectives—a superiority comparison to placebo at 6 weeks and a non-inferiority analysis against adalimumab monotherapy at 24 weeks as measured by change from baseline in DAS28 score (a composite endpoint assessing signs and symptoms of RA). In the OSKIRA-4 study, fostamatinib as a monotherapy met the first primary objective, showing a statistically significant superior DAS28 score change from baseline compared to placebo at 6 weeks at the 100mg twice daily dose and the 100mg twice daily for a month followed by 150mg once daily dose, but not at the 100mg twice daily for a month followed by 100mg once daily dose. The OSKIRA-4 study did not meet its second primary objective as all fostamatinib monotherapy doses were inferior to adalimumab monotherapy at week 24 based on DAS28. The adalimumab monotherapy American College of Rheumatology (ACR) 20 result at the 24 week endpoint was 59%. The safety and tolerability findings for fostamatinib as reported in the OSKIRA-4 study were generally consistent with that previously observed in the TASKi Phase 2 program.

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

  TASKi3

        In July 2009, we also announced results for the TASKi3 Phase 2b clinical trial involving 219 RA patients who had failed to respond to at least one biologic treatment. In the TASKi3 clinical trial, patients received either 100 mg of fostamatinib b.i.d. or placebo b.i.d. for up to three months. The group treated with fostamatinib did not report significantly higher ACR 20, ACR 50, ACR 70 and DAS 28 response rates than the placebo group at three months, and therefore, the trial failed to meet its efficacy endpoints. The objective components (C-Reactive Protein and Erythrocyte Sedimentation Rate) of these ACR scores did show a statistically significant difference; however, the subjective reported response rate components did not show a statistically significant difference as compared to placebo.

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

  Fostamatinib—Other Indications

        In addition to RA, fostamatinib has been studied in patients with other immune disorders and some cancers. Our collaboration with AZ gives AZ sole responsibility for all development decisions for all indications. AZ commenced Phase 2 clinical trials to investigate the effect of fostamatinib on hematological malignancies in the first quarter of 2012. The randomized double-blind Phase 2 clinical trial was designed to evaluate the effectiveness of two doses of fostamatinib (100mg twice daily and

200mg twice daily) in patients with worsening or unmanageable diffuse large B-cell lymphoma. AZ expects data from this trial by the end of 2013.

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

        SITAR.    In September 2012, we initiated a Phase 2 clinical study designed to investigate R343 for the treatment of allergic asthma. The Phase 2 clinical study, called SITAR (SYK Inhibition for Treatment of Asthma with R343), is designed to randomize approximately 270 adults with allergic asthma into the three arms of the study for eight weeks of treatment with either of two different doses of the study agent or placebo. R343 is being delivered directly into the lungs via a dry powder inhalation device. We expect results of this study in the second half of 2013.

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

        Topical Dermatological JAK/SYK inhibitor program.    R333 is a topical dermatological JAK/SYK inhibitor, which may be useful in treating both the acute and chronic phases of DLE. We completed the Phase 1 clinical study of its topical agent to test its application in treating acute and chronic phases of DLE in the first half of 2012.

        SKINDLE.    In September 2012, we initiated a Phase 2 clinical study designed to investigate R333 for the treatment of DLE. In this Phase 2 clinical study, called SKINDLE (SYK Kinase Inhibition for DLE), more than 50 patients with active discoid skin lesions from DLE or Systemic Lupus Erythematosus (SLE), are randomized into two groups. One group received R333 in a topical ointment and the other a placebo ointment administered on the lesions twice daily for four weeks. We expect results of this study in the second half of 2013.

  R348—Keratoconjunctivitis Sicca

        Disease background.    Chronic dry eye, or keratoconjunctivitis sicca, is a relatively common inflammatory condition affecting the lacrimal glands of the eye. Adults with this condition may also suffer from SLE, Sjogren's syndrome, RA or other autoimmune disorders. Chronic dry eye is an irritating and painful syndrome that, if not well controlled, may be destructive to the cornea.

        Topical Ophthalmic JAK/SYK inhibitor program.    Since both JAK and SYK are important components in the body's immune and inflammatory responses, R348's combined JAK/SYK inhibition is expected to offer relief directly to the eye. A first in human Phase 1 clinical trial of R348 eye drops was initiated in patients with chronic dry eye disease in December 2012. We expect to move into Phase 2 clinical trials with R348 in the first half of 2013.

  R548—Transplant Rejection and Other Immune Disorders

        Oral JAK3 inhibitor program.    R548 is an oral JAK3 inhibitor that is expected to moderate the immune system's response to the allograft and improve patient outcomes. In December 2012, we decided to discontinue development of R548 as an oral JAK3 inhibitor program.

Research/Preclinical Program

        We are conducting proprietary research in the broad disease areas of inflammation/immunology and muscle wasting/muscle endurance. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential. In the area of inflammation/immunology, we are in the process of selecting a lead product candidate from our protein kinase C theta (PKCq) inhibitor program, initially focusing on psoriasis.

        We have active small molecule discovery programs in muscle wasting. Excessive loss of muscle in the context of illness can contribute significantly to both morbidity and mortality rates. Many conditions that have been associated with muscle atrophy, or the loss of muscle mass, including cancer, chronic heart failure, chronic kidney disease, mechanical ventilation and aging (sarcopenia), have significant patient populations that may benefit from therapeutics that counter such muscle loss.

        In the area of muscle atrophy and muscle endurance, we are focusing on several signaling pathways that are important for muscle homeostasis. Patients with chronic illnesses such as chronic heart failure, chronic obstructive pulmonary disease (COPD), or diabetes, often experience a decrease in strength and increase in fatigue due to muscle myopathy. We are conducting preclinical studies of an oral activator of adenosine monophosphate (AMP)-activated protein kinase (AMPK) to examine whether it can improve the body's energy utilization and restore muscle endurance in chronically ill subjects. Our focus for this program is to evaluate its potential treatment in patients with peripheral vascular disease who exhibit exercise intolerance. We expect to enter into the clinic with this program by the end of 2013.

Corporate Collaborations

        We conduct research and development programs independently and in connection with our corporate collaborators. We currently have one significant active collaboration with AZ, relating to fostamatinib for the treatment of RA and other indications. Our collaboration with AZ does not provide us with regular reimbursement of research expenses. If certain conditions are met, we are entitled to receive future payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts conducted by AZ will be successful. As a result, we may not receive any further payments or royalties under the agreement with AZ.

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

        On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for their initiation of Phase 3 clinical trials in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and product launch events are achieved for fostamatinib, of which up to $25.0 million relates to the achievement of development events, up to $100.0 million relates to the achievement of regulatory events and up to $195.0 million relates to the achievement of product launch events. We are also eligible to receive up to an additional $800.0 million if post-launch specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that may trigger payments to us under the AZ agreement are based solely on AZ's future efforts and achievements of specified tasks and we cannot assure you that we will receive any or all of the potential contingent payments provided for under this agreement.

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

  Other Agreements

        We have additional active collaborations with several other partners. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments and royalties on any net sales of products under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $160.0 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $68.9 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of commercial or launch events.

        Since we do not control the research, development or commercialization of the product candidates generated under these collaborations, we are not able to reasonably estimate when, if at all, any contingent payments may be payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these collaborations and it is possible that we may never receive any additional significant contingent payments under these collaborations.

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

        In August 2002, we entered into a collaboration agreement with Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments under this arrangement totaling $6.5 million and may earn additional payments in connection with the achievement of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi's future efforts and achievements of specified events.

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

Intellectual Property

        We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. We have about 91 pending patent applications and over 230 issued patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

        Our patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Our material patents relate to compositions of matter covering specific drug candidates in clinical trials that target SYK. These patents will expire, excluding patent term extensions, in 2023, 2024 and 2026. Several of these patents will have patent term extensions, depending on the length of time required to conduct clinical trials.

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

        We believe that our ability to compete is dependent, in part, upon our ability to create, maintain and license scientifically advanced technology and upon our and our collaborators' ability to develop and commercialize pharmaceutical products based on this technology, as well as our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon our technology. The failure by any of our collaborators or us in any of those areas may prevent the successful commercialization of our potential drug targets.

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

Research and Development Expenses

        A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. See "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for fiscal years 2012, 2011 and 2010.

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

        Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the E.U., registration procedures are available to companies wishing to market a product in more than one E.U. member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA clearance.

Manufacturing and Raw Materials

        We currently rely on, and will continue to rely on, third party contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical and clinical trials.

Employees

        As of December 31, 2012, we had 157 employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

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

        Conflicts also might arise with collaborative partners concerning proprietary rights to particular compounds. While our existing collaborative agreements typically provide that we retain milestone payments and royalty rights with respect to drugs developed from certain derivative compounds, any such payments or royalty rights may be at reduced rates, and disputes may arise over the application of derivative payment provisions to such drugs, and we may not be successful in such disputes. Additionally, management teams of our collaborators may change for various reasons including due to being acquired. Different management teams or an acquiring company of our collaborators may have different priorities which may result adversely on the collaboration with us.

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

        If regulatory approval of a product is granted, this approval will be limited to those indications or disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot assure you that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing approval.

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

        At the present time, the majority of our operations are in various stages of drug identification and development. We currently have four product compounds in the clinical testing stage: one with indication for RA subject to a collaboration agreement with AZ; one with indication for allergic asthma and one with indication for DLE which are currently in Phase 2 clinical trials; and one with indication for chronic dry eye which is currently in a Phase 1 clinical trial. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

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

        The results of preliminary and mid-stage studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous studies. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. For example, fostamatinib produced significant clinical improvement in RA patients who had failed to respond to MTX alone in our TASKi2 Phase 2b clinical trial, but our TASKi3 Phase 2b clinical trial failed to meet its efficacy endpoints in RA patients who had failed to respond to at least one biologic treatment. In addition, if we were to repeat either of the TASKi2 and TASKi3 Phase 2b clinical trials, any such additional trials may not confirm the results observed in the original trials. The Phase 3 clinical program evaluating fostamatinib in RA patients, initiated by our partner, AZ, may not show fostamatinib to be safe and effective for the treatment of RA patients. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical studies based on existing knowledge of the compounds. However, we cannot provide assurance that we will meet any of these timelines for clinical development. Additionally, the initial results of the completed Phase 1b allergen challenge trial conducted by Pfizer for our asthma program and the results of the completed Phase 1 clinical trial for R333 for DLE do not necessarily predict final results and the results may not be repeated in our Phase 2 and later clinical trials.

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

        Our success will depend to a large part on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 91 pending patent applications and over 230 issued patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies' patents.

        Because the degree of future protection for our proprietary rights is uncertain, we cannot assure you that:

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

        We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral SYK inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement includes a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment of $100.0 million in April 2010 from AZ. In October 2010, we received $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and launch events are achieved for fostamatinib, of which up to $25.0 million relates to the achievement of development events, up to $100.0 million relates to the achievement of regulatory events and up to $195.0 million relates to the achievement of product launch events. We are also eligible to receive up to an additional $800.0 million if post-launch specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. In

October 2012, we completed an underwritten public offering in which we sold 15,237,750 shares of our common stock pursuant to an effective registration statement at a price to the public of $9.50 per share. We received net proceeds of approximately $135.7 million after deducting underwriting discounts and commissions and offering expenses. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

  •
  our ability to manage our growth; and

  •
  expenses associated with any unforeseen litigation, including any securities class action lawsuits.

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

        Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, it was due to the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $99.4 million for the year ended December 31, 2012. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses for at least the next twelve months and there can be no assurance that we will generate operating income in the future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of December 31, 2012, we had an accumulated deficit of approximately $760.2 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

Securities class action lawsuits or related litigation could result in substantial damages and may divert management's time and attention from our business.

        We have been subject to class action lawsuits in the past, including a securities class action lawsuit commenced in the United States District Court for the Northern District of California in February 2009, that was recently dismissed. However, we may be subject to similar claims in the future. These and other lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on any such actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

        We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including R343 for our asthma program, R333 for DLE and R348 for chronic dry eye. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

Our ability to generate revenues will be diminished if our collaborative partners fail to obtain acceptable prices or an adequate level of reimbursement for products from third-party payers or government agencies.

        The drugs we hope to develop may be rejected by the marketplace due to many factors, including cost. Our ability to commercially exploit a drug may be limited due to the continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will likely continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that any of our collaborators would receive for any products in the future. Further, cost control initiatives could adversely affect our collaborators' ability to commercialize our products and our ability to realize royalties from this commercialization.

        Our ability to commercialize pharmaceutical products with collaborators may depend, in part, on the extent to which reimbursement for the products will be available from:

  •
  government and health administration authorities;

  •
  private health insurers; and

  •
  other third-party payers.

        Significant uncertainty exists as to the reimbursement status of newly-approved healthcare products. Third-party payers, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payers increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third- party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other third-party payers do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

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

        Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, in October 2012, we completed an underwritten public offering in which we sold 15,237,750 shares of our common stock pursuant to an effective registration statement. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

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

Item 3.    Legal Proceedings

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock (the Stock Offering). An additional purported securities class action lawsuit containing similar allegations was subsequently filed in the United States District Court for the Northern District of California on February 20, 2009. By order of the Court dated March 19, 2009, the two lawsuits were consolidated into a single action. On June 9, 2009, the Court issued an order naming the Inter-Local Pension Fund GCC/IBT as lead plaintiff and Robbins Geller Rudman & Dowd LLP (formerly Coughlin Stoia) as lead counsel. The lead plaintiff filed a consolidated complaint on July 24, 2009. We filed a motion to dismiss on September 8, 2009. On December 21, 2009, the Court granted our motion and dismissed the consolidated complaint with leave to amend. Plaintiff filed its consolidated amended complaint on January 27, 2010. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate fostamatinib (then known as R788). The plaintiff sought damages, including rescission or rescissory damages for purchasers in the Stock Offering, an award of their costs and injunctive and/or equitable relief for purchasers of our common stock during the period between December 13, 2007 and February 9, 2009, including purchasers in the Stock Offering. We filed a motion to dismiss the consolidated amended complaint on February 16, 2010. On August 24, 2010, the Court issued an order granting our motion and dismissed the consolidated complaint with leave to amend. On September 22, 2010, plaintiff filed a notice informing the Court that it will not amend its complaint and requested that the Court enter a final judgment. On October 28, 2010, the plaintiff submitted a proposed judgment requesting entry of such judgment in favor of the defendants. On November 1, 2010, judgment was entered dismissing the action. The plaintiff filed a notice of appeal on November 15, 2010 to the Ninth Circuit Court of Appeals (the Circuit Court), appealing the district court's order granting our motion to dismiss the consolidated amended complaint. The plaintiff filed its opening brief on February 23, 2011. We filed our opposition brief on April 8, 2011. On May 9, 2011, the plaintiff filed its reply brief. On February 17, 2012, the Circuit Court heard oral arguments on plaintiff's appeal. On September 6, 2012, the Ninth Circuit affirmed the district court's dismissal of the complaint. On September 27, 2012, the plaintiff filed a petition for rehearing and rehearing en banc. On October 25, 2012, the Ninth Circuit denied the petition for rehearing and rehearing en banc. On November 5, 2012, the Ninth Circuit entered judgment in our favor. The plaintiff had until January 23, 2013 to seek a writ of certiorari from the United States Supreme Court, but did not do so.

        Lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We may be required to establish reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on such actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flows, results of operations and financial position. In addition, the uncertainty of any such litigation could lead to increased volatility in our stock price.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock commenced trading publicly on a predecessor to the Nasdaq Global Market under the symbol "RIGL" on December 7, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2011
First Quarter	$7.84	$6.42
Second Quarter	$9.42	$6.98
Third Quarter	$10.21	$6.57
Fourth Quarter	$8.77	$6.60
Year Ended December 31, 2012
First Quarter	$10.60	$7.72
Second Quarter	$9.31	$7.10
Third Quarter	$11.44	$9.18
Fourth Quarter	$10.40	$5.37

        On February 27, 2013, the last reported sale price for our common stock on the Nasdaq Global Market was $6.68 per share.

Holders

        As of February 27, 2013, there were approximately 111 stockholders of record of our common stock.

Dividends

        We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

        The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2007 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified-capitalization weighted index that includes securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

*
$100 invested on 12/31/07 in stock or index-including reinvestment of dividends at fiscal year ending December 31.

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

	Fiscal Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations	$2,250	$4,750	$125,000	$750	$—
Costs and expenses:
Research and development	78,778	69,350	64,392	90,743	109,670
General and administrative	22,849	21,768	25,291	20,903	27,044
Restructuring charges	—	—	—	1,141	—

Total costs and expenses	101,627	91,118	89,683	112,787	136,714

Income (loss) from operations	(99,377)	(86,368)	35,317	(112,037)	(136,714)
Other income	—	—	2,361	—	—
Interest income	537	420	303	600	4,439
Interest expense	—	(25)	(91)	(203)	(160)

Income (loss) before income taxes	(98,840)	(85,973)	37,890	(111,640)	(132,435)
Income tax benefit	—	—	—	93	89

Net income (loss)	$(98,840)	$(85,973)	$37,890	$(111,547)	$(132,346)

Net income (loss) per share:
Basic	$(1.32)	$(1.36)	$0.73	$(2.73)	$(3.67)
Diluted	$(1.32)	$(1.36)	$0.72	$(2.73)	$(3.67)
Weighted average shares used in computing net income (loss) per share:
Basic	74,967	63,329	52,055	40,876	36,025
Diluted	74,967	63,329	52,573	40,876	36,025

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$298,241	$247,640	$177,295	$133,318	$134,477
Working capital	290,254	238,706	168,600	118,195	113,936
Total assets	310,043	257,106	186,695	140,744	143,858
Capital lease obligations, less current portion	—	—	45	883	2,053
Accumulated deficit	(760,247)	(661,407)	(575,434)	(613,324)	(501,777)
Total stockholders' equity	289,096	236,149	166,131	109,867	104,165

        See Note 1 to the Financial Statements for description of the number of shares used in the computation of basic and diluted income (loss) per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib, an oral SYK inhibitor that is in Phase 3 clinical trials for RA with our partner AZ; R343, an inhaled SYK inhibitor for asthma and R333, a topical JAK/SYK inhibitor for discoid lupus—both of which have commenced Phase 2 clinical trials; and, R348, a topical JAK/SYK inhibitor in a Phase 1 clinical trial for the treatment of chronic dry eye.

        Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of December 31, 2012, we had approximately $298.2 million in cash, cash equivalents and available-for-sale securities. In October 2012, we completed an underwritten public offering in which we sold 15,237,750 shares of our common stock pursuant to an effective registration statement at a price to the public of $9.50 per share. We received net proceeds of approximately $135.7 million after deducting underwriting discounts and commissions and offering expenses. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

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

        We do not track fully-burdened research and development costs separately for each of our drug candidates. We review our research and development expense by focusing on three categories: research, development, and other. Our research team is focused on creating a portfolio of product candidates that can be developed into small-molecule therapeutics in our own proprietary programs or with potential collaborative partners and utilizes our robust discovery engine to rapidly discover and validate new product candidates in our focused range of therapeutic indications. "Research" expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. "Development" expenses relate primarily to clinical trials, personnel expenses, lab supplies and fees to third party research consultants. "Other" expenses primarily consist of allocated facilities costs and allocated stock-based compensation expense relating to personnel in research and development groups.

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

        The following table presents our total research and development expense by category.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Categories:
Research	$24,220	$23,331	$20,082
Development	30,683	20,363	19,000
Other	23,875	25,656	25,310

	$78,778	$69,350	$64,392

        "Other" expenses mainly represent allocated facilities costs of approximately $16.8 million, $16.4 million and $16.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, and allocated stock-based compensation expenses of approximately $7.0 million, $9.3 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        For the period from January 1, 2007, the date when we started tracking research and development expense by category, to December 31, 2012, our total research and development expense by category was approximately $133.9 million, $197.7 million, and $151.8 million, for research, development and other, respectively.

        For the year ended December 31, 2012, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, research and development expense for our asthma program, as well as our other topical JAK/SYK inhibitor program and allocated facilities costs. For the year ended December 31, 2011, a major portion of our total research and development expense was associated with our allocated facilities costs, the salaries of our research and development personnel, allocated stock-based compensation expense and research and development expense for our asthma program, as well as our oral JAK3 inhibitor program. For the year ended December 31, 2010, the major portion of our total research and development expense was related to the extension trials in RA patients and the oral JAK3 inhibitor program.

        The Phase 2 clinical trials of fostamatinib in RA were completed in 2009. We licensed the rights to fostamatinib to AZ in February 2010. On September 29, 2010, AZ announced the enrollment of the first patient in the Phase 3 clinical program for fostamatinib, referred to as OSKIRA-1. OSKIRA-1 completed enrollment in the fourth quarter of 2011 and OSKIRA-2 completed enrollment in the second quarter of 2012. Recently, AZ reported that the Phase 3 clinical studies in RA are proceeding on course. The OSKIRA Phase 3 clinical studies are expected to report top line results in the second quarter of 2013. AZ expects to submit regulatory filings in the U.S. and E.U. for fostamatinib use in combination with a DMARD, based on the OSKIRA Phase 3 program, by the end of 2013.

        In December 2012, AZ announced top-line results of OSKIRA-4, a Phase 2b monotherapy study of fostamatinib. In the OSKIRA-4 study, fostamatinib as a monotherapy met the first primary objective, showing a statistically significant superior DAS28 score change from baseline compared to placebo at 6 weeks at the 100mg twice daily dose and the 100mg twice daily for a month followed by 150mg once daily dose, but not at the 100mg twice daily for a month followed by 100mg once daily dose. The OSKIRA-4 study did not meet its second primary objective as all fostamatinib monotherapy doses were inferior to adalimumab monotherapy at week 24 based on DAS28. AZ will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors.

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

  •
  "We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval."

        For further discussion on research and development activities, see "Research and Development Expense" under "Results of Operations" below.

Critical Accounting Policies and the Use of Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to the terms of our research and development collaborations (i.e. revenue recognition of upfront fees and certain contingent payments), investments, stock-based compensation, impairment issues, the estimated useful life of assets, and estimated accruals and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the year ended December 31, 2012 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended

December 31, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

        We present revenue from our collaboration arrangements under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by Accounting Standards Update (ASU) No. 2009-13), and are divided into separate units of accounting if certain criteria are met. The consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. We make significant judgments and estimates in the allocation of the consideration among the deliverables under the agreement, as well as the determination of the periods the units will be delivered to our collaborators. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our oral SYK inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. We received an upfront payment from AZ of $100.0 million in April 2010. We concluded that the deliverables under the agreement should be accounted for as one single unit of accounting, and we recognized the $100.0 million upfront payment ratably from March 26, 2010, the effective date of the agreement, through September 25, 2010, the completion date of the last deliverable. We elected a straight-line method for recognition of this upfront payment as the effort to advance and transfer the study was consistent over the transition period. In June 2012, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our program, R256, an inhaled JAK inhibitor shown to inhibit IL-13 and IL-4 signaling. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. AZ paid us an upfront payment of $1.0 million in July 2012. We concluded that the deliverables under the agreement should be accounted for as separate units of accounting. As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012.

Stock-Based Compensation

        We grant options to purchase our common stock to our officers, directors and all other employees and consultants under our stock option plans. Eligible employees can also purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date under our employee stock purchase plan (Purchase Plan). The benefits provided under these plans are stock-based payments subject to the provisions of FASB ASC 718. We adopted the use of the straight-line attribution method over the requisite service period for each entire stock award. In addition, we estimate the amount of expected forfeitures when calculating compensation costs, then record actual forfeitures as they occur. We review our forfeiture rates each quarter and make any necessary changes to our estimates.

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

Research and Development Accruals

        We have various contracts with third parties related to our research and development activities. Costs that are incurred for services rendered, but not billed to us, as of the end of the period are estimated and accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity reported by third parties. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight-line basis over the duration of the contracts. Raw materials and study materials purchased for us by third parties are expensed at the time of purchase. Many of our estimates are based significantly or in part on information provided for us by third parties. If such information were not reported properly, our research and development expense amounts could be misstated.

Results of Operations

Year Ended December 31, 2012, 2011 and 2010

Revenues

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2012 from 2011	2011 from 2010
	2012	2011	2010
	(in thousands)
Contract revenues from collaborations	$2,250	$4,750	$125,000	$(2,500)	$(120,250)

        Revenues by collaborator were:

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2012 from 2011	2011 from 2010
	2012	2011	2010
	(in thousands)
AstraZeneca	$1,000	$—	$125,000	$1,000	$(125,000)
Daiichi Sankyo	750	—	—	750	—
BerGenBio	500	500	—	—	500
Merck Serono	—	4,250	—	(4,250)	4,250

Total	$2,250	$4,750	$125,000	$(2,500)	$(120,250)

        Contract revenue from collaborations of $2.3 million in 2012 consisted of the $1.0 million upfront payment from AZ pursuant to our worldwide license agreement for R256, a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing pursuant to our existing collaboration agreement, as well as a $500,000 payment from BerGenBio related to an oncology program. Contract revenue from collaborations of $4.8 million in 2011 consisted of the $4.3 million final payment from Merck Serono and the $500,000 upfront payment we received from BerGenBio for out-licensing an oncology program in June 2011. The final payment from Merck Serono was for the collaboration agreement that was terminated in 2010 and all licenses to aurora kinase inhibitors reverted back to us. Contract revenue from collaborations of $125.0 million in 2010 consisted of the $100.0 million upfront payment from AZ pursuant to the exclusive worldwide license agreement for fostamatinib and $25.0 million in revenue earned from AZ under the agreement for their initiation of the Phase 3 clinical program with fostamatinib in patients with RA and for the completion of transferring the fostamatinib long-term open label extension study to AZ.

        The decrease in contract revenue from collaborations for the year ended December 31, 2012, as compared to the same period in 2011, was primarily due to the payment of $4.3 million received from Merck Serono in 2011. The decrease in contract revenue from collaborations for the year ended December 31, 2011, as compared to the same period in 2010, was primarily due to the $100.0 million upfront payment from AZ and the $25.0 million in revenues earned from AZ in 2010, partially offset by the $4.3 million payment from Merck Serono, as well as the $500,000 upfront payment we received from BerGenBio in 2011. We had no deferred revenue as of December 31, 2012. Our potential future revenues may include payments from our current collaboration partners and from new collaboration partners with which we enter into agreements in the future, if any.

Research and Development Expense

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2012 from 2011	2011 from 2010
	2012	2011	2010
	(in thousands)
Research and development expense	$78,778	$69,350	$64,392	$9,428	$4,958
Stock-based compensation expense included in research and development expense	$7,050	$9,277	$9,025	$(2,227)	$252

        The increase in research and development expense for the year ended December 31, 2012, compared to the same period in 2011, was primarily due to an increase in research and development costs related to R343 and our topical JAK/SYK inhibitor programs, partially offset by the decrease in stock-based compensation expense due to the full recognition of stock-based compensation expense by the end of 2011 related to certain options granted to research and development personnel in the first quarter of 2008. The increase in research and development expense for the year ended December 31, 2011, compared to the same period in 2010, was primarily due to an increase in research and development costs related to our asthma program, our oral JAK3 inhibitor and topical JAK/SYK inhibitor programs, partially offset by the completion of the transfer of the fostamatinib open label extension study to AZ in September 2010. We expect that our research and development expense will increase in 2013 due to the continued progress of our two Phase 2 clinical trials for R343 and R333, and our plan to initiate a Phase 2 clinical trial for our R348 program in the first half of 2013.

General and Administrative Expense

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2012 from 2011	2011 from 2010
	2012	2011	2010
	(in thousands)
General and administrative expense	$22,849	$21,768	$25,291	$1,081	$(3,523)
Stock-based compensation expense included in general and administrative expense	$5,567	$3,891	$7,411	$1,676	$(3,520)

        The increase in general and administrative expense for the year ended December 31, 2012, as compared to the same period in 2011, was primarily due to the increase in stock-based compensation expense related to higher valuation of options granted to general and administrative personnel in 2012, partially offset by the decrease in legal costs associated with our patent portfolio. The decrease in general and administrative expense for the year ended December 31, 2011, as compared to the same period in 2010, was primarily due to the decrease in stock-based compensation expense where the amortization of stock-based compensation expense for the year ended December 31, 2011 primarily related to options granted in 2011 that vested over one year while the stock-based compensation expense in 2010 primarily related to the amortization of stock-based compensation expense in the first quarter of 2010 related to options granted in late March of 2009 that vested over one year, in addition to the amortization of stock-based compensation expense related to options granted in January of 2010 that vested over one year.

Other income

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2012 from 2011	2011 from 2010
	2012	2011	2010
	(in thousands)
Other income	$—	$—	$2,361	$—	$(2,361)

        Other income in 2010 consisted of our total cash grant from the Internal Revenue Service of approximately $2.4 million related to the previously filed applications under the Qualifying Therapeutic Discovery Projects (Section 48D of the Internal Revenue Code). Of this amount, approximately $300,000 and $2.1 million was actually received in 2011 and 2010, respectively.

Interest income

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2012 from 2011	2011 from 2010
	2012	2011	2010
	(in thousands)
Interest income	$537	$420	$303	$117	$117

        Interest income results from our interest-bearing cash and investment balances. The increases in interest income for the years ended December 31, 2012 and 2011, as compared to the same periods in 2011 and 2010, respectively, was primarily due to higher average cash balances of our available-for-sale investments.

Interest expense

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2012 from 2011	2011 from 2010
	2012	2011	2010
	(in thousands)
Interest expense	$—	$(25)	$(91)	$25	$66

        Interest expense primarily results from our capital lease obligations associated with fixed asset acquisitions. We did not have any capital lease obligations as of December 31, 2012 and 2011. The decrease in interest expense for the year ended December 31, 2011, as compared to the same period in 2010, was primarily due to the lower average outstanding balance of capital lease obligations during the year ended December 31, 2011.

Recent Accounting Pronouncements

        In December 2011, the FASB issued ASU No. 2011-11 related to disclosures on offsetting of assets and liabilities thereby amending ASC 210, Balance Sheet. ASU No. 2011-11 requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. In January 2013, the FASB issued ASU No. 2013-01 which clarified that the scope of ASU No. 2011-11 only applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging. ASU No. 2013-01 and ASU No. 2011-11 will be effective on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented. We will adopt ASU No. 2013-01 and ASU No. 2011-11 on January 1, 2013 on a retrospective basis. We do not expect the adoption to have any effect on our financial position or results of operations.

        In June 2011, the FASB issued ASU No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective in fiscal years beginning after December 15, 2011 and applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12 to defer the effective date of certain amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05 to allow the FASB time to redeliberate on the matter. In February 2013, the FASB issued ASU No. 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2011-12 is effective at the same time as the amendments in ASU No. 2011-05. ASU No. 2013-02 will be effective beginning after December 15, 2012 and will be applied prospectively. We adopted ASU No. 2011-05 on January 1, 2012 and have presented separate statements of comprehensive income (loss). We will adopt ASU No. 2013-02 on January 1, 2013 on a prospective basis. We do not expect the adoption to have any effect on our financial position or results of operations.

        In May 2011, the FASB issued ASU No. 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and clarify the application of existing fair value measurements and requirements regarding the disclosure of information about fair value measurements. The amendments were effective for fiscal years beginning after December 15, 2011 and applied prospectively. We adopted ASU No. 2011-04 on January 1, 2012 on a prospective basis. The adoption had no effect on our financial position or results of operations.

Liquidity and Capital Resources

Cash Requirements

        From inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In February 2010, we entered into an exclusive worldwide license agreement with AZ for the global development and commercialization of our oral SYK inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors. The agreement became effective on March 26, 2010 and, in connection with the effectiveness of the agreement, we received an upfront payment from AZ of $100.0 million in April 2010. In October 2010, we received $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical studies in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and product launch events are achieved for fostamatinib, of which up to $25.0 million relates to the achievement of development events, up to $100.0 million relates to the achievement of regulatory events and up to $195.0 million relates to the achievement of product launch events. We are also eligible to receive up to an additional $800.0 million if post-launch specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that may trigger payments to us under the AZ agreement are based solely on AZ's future efforts and achievements of specified tasks and we cannot assure you that we will receive any or all of the potential contingent payments provided for under this agreement.

        In October 2012, we completed an underwritten public offering in which we sold 15,237,750 shares of our common stock pursuant to an effective registration statement at a price to the public of $9.50 per share. We received net proceeds of approximately $135.7 million after deducting underwriting discounts and commissions and offering expenses.

        As of December 31, 2012, we had approximately $298.2 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $247.6 million as of December 31, 2011, an increase of approximately $50.6 million. The increase was primarily attributable to the net proceeds of approximately $135.7 million from our underwritten public offering in the fourth quarter of 2012, partially offset by payments of operating expenses for the year ended December 31, 2012. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

  •
  the costs and timing of regulatory filings and approvals by us and our collaborators; and

  •
  expenses associated with any unforeseen litigation, including any securities class action lawsuits.

        Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.

        For the year ended December 31, 2012 and 2011, we maintained an investment portfolio primarily in money market funds, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. The credit rating for the U.S. long-term sovereign debt was downgraded by S&P in 2011. Given the short duration of our investment portfolio, we believe that the downgrade did not materially affect the value of our investments. We have evaluated our investment strategy and decided not to change it at this time. There is no assurance that further deterioration in the conditions of the credit and financial markets would not negatively impact our current investment portfolio. We will continue to monitor the impact in the downgrade of the credit rating and the disruptions in the financial markets to our investment portfolio and if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(85,192)	$(69,375)	$46,743
Investing activities	(39,051)	(62,848)	(53,403)
Financing activities	139,094	141,979	820

Net increase (decrease) in cash and cash equivalents	$14,851	$9,756	$(5,840)

        Net cash used in operating activities was approximately $85.2 million in 2012 compared to approximately $69.4 million in 2011 and net cash provided by operating activities of approximately $46.7 million in 2010. Net cash used in operating activities for the year ended December 31, 2012 and 2011 primarily consisted of cash payments related to our research and development programs. Net cash provided by operating activities for year ended December 31, 2010 was primarily due to the receipt of the $100.0 million upfront payment from AZ in April 2010 and $25.0 million in contingent payments in October 2010, partially offset by cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

        Net cash used in investing activities was approximately $39.1 million in 2012 compared to approximately $62.8 million and $53.4 million in 2011 and 2010, respectively. Net cash used in investing activities in each year related to net purchases of available-for-sale securities and capital expenditures. Capital expenditures were approximately $3.4 million, $2.3 million and $3.6 million in in 2012, 2011 and 2010, respectively.

        Net cash provided by financing activities was approximately $139.1 million in 2012 compared to approximately $142.0 million and $820,000 in 2011 and 2010, respectively. In the fourth quarter of 2012, we completed an underwritten public offering in which we received net proceeds of approximately $135.7 million. Net cash provided by financing activities in 2012 also included proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan of approximately $3.4 million. In the second quarter of 2011, we completed an underwritten public offering in which we received net proceeds of approximately $140.5 million. Net cash provided by financing activities in 2011 also included proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan of approximately $2.3 million. Net cash provided by financing activities in 2010 included proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan of approximately $2.0 million. Net cash provided by financing activities was partially offset by payments on capital lease obligations of approximately $800,000 and $1.1 million in 2011 and 2010, respectively. We do not have an outstanding balance of capital lease obligations as of December 31, 2012.

Off-Balance Sheet Arrangements

        As of December 31, 2012, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

        We conduct our research and development programs internally and through third parties that include, among others, arrangements with universities, consultants and contract research organizations. We have contractual arrangements with these parties, however our contracts with them are cancelable generally on reasonable notice and our obligations under these contracts are primarily based on services performed.

        As of December 31, 2012, we had the following contractual commitments:

		Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Facilities lease	$76,123	$13,809	$29,280	$31,684	$1,350

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than two years. In 2012, 2011 and 2010, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short-term nature of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. In addition, we believe we have no incremental or new risk related to recent credit market volatility. Therefore, no quantitative tabular disclosure is provided.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rigel Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 5, 2013

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$33,484	$18,633
Available-for-sale securities	264,757	229,007
Prepaid expenses and other current assets	4,217	2,593

Total current assets	302,458	250,233
Property and equipment, net	5,826	4,882
Other assets	1,759	1,991

	$310,043	$257,106

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,697	$1,556
Accrued compensation	6,775	7,271
Accrued research and development	2,124	2,067
Other accrued liabilities	942	504
Deferred rent	666	129

Total current liabilities	12,204	11,527
Long-term portion of deferred rent	8,647	9,313
Other long-term liabilities	96	117
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 87,140,632 and 71,379,052 shares issued and outstanding as of December 31, 2012 and 2011, respectively	87	71
Additional paid-in capital	1,049,174	897,479
Accumulated other comprehensive income	82	6
Accumulated deficit	(760,247)	(661,407)

Total stockholders' equity	289,096	236,149

	$310,043	$257,106

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Contract revenues from collaborations	$2,250	$4,750	$125,000
Costs and expenses:
Research and development	78,778	69,350	64,392
General and administrative	22,849	21,768	25,291

Total costs and expenses	101,627	91,118	89,683

Income (loss) from operations	(99,377)	(86,368)	35,317
Interest income	537	420	303
Interest expense	—	(25)	(91)
Other income	—	—	2,361

Net income (loss)	$(98,840)	$(85,973)	$37,890

Net income (loss) per share:
Basic	$(1.32)	$(1.36)	$0.73
Diluted	$(1.32)	$(1.36)	$0.72
Weighted average shares used in computing net income (loss) per share:
Basic	74,967	63,329	52,055
Diluted	74,967	63,329	52,573

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(98,840)	$(85,973)	$37,890
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	76	44	(26)

Comprehensive (loss) income	$(98,764)	$(85,929)	$37,864

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2009	51,956,140	$52	$723,151	$(12)	$(613,324)	$109,867
Net income	—	—	—	—	37,890	37,890
Change in unrealized loss on available-for-sale securities	—	—	—	(26)	—	(26)
Issuance of common stock upon exercise of options and participation in Purchase Plan	315,044	—	1,964	—	—	1,964
Stock compensation expense	—	—	16,436	—	—	16,436

Balance at December 31, 2010	52,271,184	52	741,551	(38)	(575,434)	166,131
Net loss	—	—	—	—	(85,973)	(85,973)
Change in unrealized loss on available-for-sale securities	—	—	—	44	—	44
Issuance of common stock at $8.00 per share for cash, net of issuance costs	18,745,000	19	140,486	—	—	140,505
Issuance of common stock upon exercise of options and participation in Purchase Plan	362,868	—	2,274	—	—	2,274
Stock compensation expense	—	—	13,168	—	—	13,168

Balance at December 31, 2011	71,379,052	71	897,479	6	(661,407)	236,149
Net loss	—	—	—	—	(98,840)	(98,840)
Change in unrealized gain on available-for-sale securities	—	—	—	76	—	76
Issuance of common stock at $9.50 per share for cash, net of issuance costs	15,237,750	15	135,714	—	—	135,729
Issuance of common stock upon exercise of options and participation in Purchase Plan	523,830	1	3,364	—	—	3,365
Stock compensation expense	—	—	12,617	—	—	12,617

Balance at December 31, 2012	87,140,632	$87	$1,049,174	$82	$(760,247)	$289,096

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net (loss) income	$(98,840)	$(85,973)	$37,890
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,433	1,955	1,317
Stock-based compensation expense	12,617	13,168	16,436
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,624)	38	19
Other assets	232	244	250
Accounts payable	141	153	(1,751)
Accrued compensation	(496)	2,460	(2,029)
Accrued research and development	57	(1,384)	(2,363)
Other accrued liabilities	438	(402)	2
Deferred rent and other long term liabilities	(150)	366	(3,028)

Net cash (used in) provided by operating activities	(85,192)	(69,375)	46,743

Investing activities
Purchases of available-for-sale securities	(475,398)	(476,038)	(266,092)
Maturities and sale of available-for-sale securities	439,724	415,493	216,249
Capital expenditures	(3,377)	(2,303)	(3,560)

Net cash used in investing activities	(39,051)	(62,848)	(53,403)

Financing activities
Net proceeds from issuances of common stock	139,094	142,779	1,964
Payments on capital lease obligations	—	(800)	(1,144)

Net cash provided by financing activities	139,094	141,979	820

Net increase (decrease) in cash and cash equivalents	14,851	9,756	(5,840)
Cash and cash equivalents at beginning of period	18,633	8,877	14,717

Cash and cash equivalents at end of period	$33,484	$18,633	$8,877

Supplemental disclosure of cash flow information
Interest paid	$—	$21	$84

Income tax refund	$—	$—	$98

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

Financial statement preparation

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made by management include those relating to the terms of our research and development collaborations (i.e. revenue recognition of upfront fees and certain contingent payments), investments, stock-based compensation, impairment issues, estimated useful life of assets, estimated accruals, particularly research and development accruals, and potential loss contingencies. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made, however actual results could differ from these estimates. To the extent there are material differences between these estimates and actual results, our financial statements will be affected.

Stock award plans

        We have three stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan) and 2000 Non-Employee Directors Stock Option Plan (Directors' Plan), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, among other things, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock-based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest. We review our forfeiture rates each quarter and make any necessary changes to our estimates. We use the straight-line attribution method over the requisite service period for the entire award in recognizing stock-based compensation expense.

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

        All cash equivalents and short-term investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value at December 31, 2012 and 2011. Unrealized gains (losses) are reported in the statements of stockholders' equity and comprehensive income (loss). Fair value is estimated based on available market information or valuation methodologies. The cost of securities sold is based on the specific identification method. See Note 5 for a summary of available-for-sale securities at December 31, 2012 and 2011.

Fair value of financial instruments

        The carrying values of cash, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. Cash equivalents and available-for-sale securities are carried at fair value at December 31, 2012 and 2011.

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

Revenue recognition

        We present revenue from our collaboration arrangements under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by Accounting Standards Update (ASU) No. 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under our control. The consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income (loss) per share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include warrant and stock options and shares issuable under our Purchase Plan. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Year Ended December 31,
	2012	2011	2010
EPS Numerator:
Net income (loss)	$(98,840)	$(85,973)	$37,890

EPS Denominator—Basic:
Weighted-average common shares outstanding	74,967	63,329	52,055

EPS Denominator—Diluted:
Weighted-average common shares outstanding	74,967	63,329	52,055
Dilutive effect of stock options, shares under Purchase Plan and warrant	—	—	518

Weighted-average shares outstanding and
common stock equivalents	74,967	63,329	52,573

Net income (loss) per common share:
Basic	$(1.32)	$(1.36)	$0.73
Diluted	$(1.32)	$(1.36)	$0.72

        During the periods presented, we had securities which could potentially dilute basic income (loss) per share, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive. These securities consist of the following (in thousands except per share data):

	December 31,
	2012	2011	2010
Outstanding options	13,604	11,749	7,536
Warrant	200	200	—
Weighted average exercise price of options	$11.52	$12.07	$15.08
Weighted average exercise price of warrant	$6.61	$6.61	$—

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

        In December 2011, the FASB issued ASU No. 2011-11 related to disclosures on offsetting of assets and liabilities thereby amending ASC 210, Balance Sheet. ASU No. 2011-11 requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. In January 2013, the FASB issued ASU No. 2013-01 which clarified that the scope of ASU No. 2011-11 only applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging. ASU No. 2013-01 and ASU No. 2011-11 will be effective on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented. We will adopt ASU No. 2013-01 and ASU No. 2011-11 on January 1, 2013 on a retrospective basis. We do not expect the adoption to have any effect on our financial position or results of operations.

        In June 2011, the FASB issued ASU No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective in fiscal years beginning after December 15, 2011 and applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12 to defer the effective date of certain amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05 to allow the FASB time to redeliberate on the matter. In February 2013, the FASB issued ASU No. 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2011-12 is effective at the same time as the amendments in ASU No. 2011-05. ASU No. 2013-02 will be effective beginning after December 15, 2012 and will be applied prospectively. We adopted ASU No. 2011-05 on January 1, 2012 and have presented separate statements of comprehensive income (loss). We will adopt ASU No. 2013-02 on January 1, 2013 on a prospective basis. We do not expect the adoption to have any effect on our financial position or results of operations.

        In May 2011, the FASB issued ASU No. 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and clarify the application of existing fair value measurements and requirements regarding the disclosure of information about fair value measurements. The amendments were effective for fiscal years beginning after December 15, 2011 and applied prospectively. We adopted ASU No. 2011-04 on January 1, 2012 on a prospective basis. The adoption had no effect on our financial position or results of operations.

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS

        We conduct research and development programs independently and in connection with our corporate collaborators. We currently have one significant active collaboration with AstraZeneca AB (AZ), relating to fostamatinib for the treatment of rheumatoid arthritis (RA) and other indications. Our collaboration with AZ does not provide us with regular reimbursement of research expenses. If certain conditions are met, we are entitled to receive future payments and royalties. We cannot guarantee that these conditions will be met or that research and development efforts conducted by AZ

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

will be successful. As a result, we may not receive any further payments or royalties under the agreement with AZ.

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

        On September 29, 2010, we announced that we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for their initiation of Phase 3 clinical trials in the fostamatinib program by AZ. AZ is required to pay us up to an additional $320.0 million if specified development, regulatory and product launch events are achieved for fostamatinib, of which up to $25.0 million relates to the achievement of development events, up to $100.0 million relates to the achievement of regulatory events and up to $195.0 million relates to the achievement of product launch events. We are also eligible to receive up to an additional $800.0 million if post-launch specified sales levels are achieved for fostamatinib, as well as significant stepped double-digit royalties on net worldwide sales, if any. Future events that may trigger payments to us under the AZ agreement are based solely on AZ's future efforts and achievements of specified tasks and we cannot assure you that we will receive any or all of the potential contingent payments provided for under this agreement.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

  Other Agreements

        We have additional active collaborations with several other partners. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments and royalties on any net sales of products under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $160.0 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $68.9 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of commercial or launch events.

        Since we do not control the research, development or commercialization of the product candidates generated under these collaborations, we are not able to reasonably estimate when, if at all, any contingent payments may be payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these collaborations and it is possible that we may never receive any additional significant contingent payments under these collaborations.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

        In August 2002, we entered into a collaboration agreement with Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments under this arrangement totaling $6.5 million and may earn additional payments in connection with the achievement of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi's future efforts and achievements of specified events.

3. SIGNIFICANT CONCENTRATIONS

        For the year ended December 31, 2012, AZ, Daiichi and BerGenBio accounted for 44%, 33% and 22% of our revenues, respectively. For the year ended December 31, 2011, Merck Serono and BerGenBio accounted for 89% and 11% of our revenues, respectively. For the year ended December 31, 2010, AZ accounted for 100% of our revenues. At December 31, 2012 and 2011, we had no accounts receivable.

4. STOCK-BASED COMPENSATION

        Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research and development	$7,050	$9,277	$9,025
General and administrative	5,567	3,891	7,411

Total stock-based compensation expense	$12,617	$13,168	$16,436

Employee Stock Option Plans

        In 2011, we adopted our 2011 Plan which was approved in May 2011 by our stockholders, (i) to establish a reserve of shares authorized for issuance under the 2011 Plan of 3,500,000 shares of common stock, (ii) provide that the number of shares available for issuance under the 2011 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by 1.7 shares for each share of common stock subject to any other type of award issued pursuant to the 2011 Plan, and (iii) establish an equity plan that specifically excludes our Chief Executive Officer as an eligible participant. In 2012, an amendment to the 2011 Plan was approved primarily to (i) increase the aggregate number of shares of common stock authorized for issuance under the 2011 Plan by 600,000 shares, (ii) provide that the number of shares available for issuance under the 2011 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by 1.4 (instead of 1.7) shares

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

for each share of common stock subject to any other type of award issued pursuant to the 2011 Plan and (iii) include the Company's Chief Executive Officer as an eligible participant under the 2011 Plan. Options granted under our 2011 Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2012, a total of 4,090,106 shares of common stock were authorized for issuance under the 2011 Plan. Options to purchase 9,894 shares were exercised during the year ended December 31, 2012 under the 2011 Plan.

        In 2011, an amendment to the 2000 Plan was approved primarily to (i) increase the number of shares authorized for issuance by 600,000 shares to an aggregate total of 13,610,403 and (ii) provide that the number of shares available for issuance under the 2000 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by 1.7 shares for each share of common stock subject to any other type of award issued pursuant to the 2000 Plan. In 2012, an amendment to the 2000 Plan was approved primarily to (i) extend the term of the 2000 Plan to May 22, 2022, (ii) provide that the number of shares available for issuance under the 2000 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by 1.4 (instead of 1.7) shares for each share of common stock subject to any other type of award issued pursuant to the 2000 Plan and (iii) increase the maximum amount that may be received by an individual in any calendar year attributable to performance-based stock awards under the 2000 Plan from the value of not more than 166,666 shares of the Company's common stock to the value of not more than 1,500,000 shares of the Company's common stock. Options granted under our 2000 Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2012, a total of 11,624,675 shares of common stock were authorized for issuance under the 2000 Plan. Options to purchase 200,226 shares were exercised during the year ended December 31, 2012 under the 2000 Plan.

        In 2011, an amendment to the Directors' Plan was approved primarily to increase the number of shares authorized for issuance by 250,000 shares to an aggregate total of 1,135,000 shares. The exercise price of options under the Directors' Plan is equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors' Plan is ten years. As of December 31, 2012, a total of 1,088,182 shares of common stock were authorized for issuance under the Directors' Plan. Options to purchase 44,029 shares were exercised during the year ended December 31, 2012 under the Directors' Plan.

        Pursuant to FASB ASC 718, we are required to estimate the amount of expected forfeitures when calculating compensation costs. We estimated the forfeiture rate using our historical experience with nonvested options. We adjust our stock-based compensation expense as actual forfeitures occur, review our estimated forfeiture rates each quarter and make changes to our estimate as appropriate.

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

  •
  Expected term—For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods. We worked with various historical data to determine the applicable expected term for each of the other option groups. This data included: (1) for exercised options, the term of the options from option grant date to exercise date; (2) for cancelled options, the term of the options from option grant date to cancellation date, excluding nonvested option forfeitures; and (3) for options that remained outstanding at the balance sheet date, the term of the options from option grant date to the end of the reporting period and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each employee group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we considered the optionee type (i.e., officers and directors or all other employees) and other factors that may affect the expected term of the option.

  •
  Risk-free interest rate—The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group.

  •
  Dividend yield—The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the future.

        The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2012, 2011 and 2010:

	Equity Incentive Plans
	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.9%	2.1%	2.3%
Expected term (in years)	5.5	5.2	5.3
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	81.5%	84.2%	90.1%

        Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At December 31, 2012, options to purchase 3,198,586 shares of common stock were available for grant and 16,802,963 reserved shares of common stock were available for future issuance under our stock option plans.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        We recorded stock-based compensation expense of approximately $55,000 and $31,000 for the years ended December 31, 2012 and 2010, respectively, associated with options granted to consultants reflecting the fair value valuation and periodic fair value re-measurement of outstanding consultant options under FASB ASC 505-50. For the year ended December 31, 2011, there was no stock-based compensation expense associated with options granted to consultants. The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. We amortized stock-based compensation related to consultants using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of FASB ASC 718. No options to purchase shares granted to consultants were exercised during the year ended December 31, 2012.

Stock-Based Compensation Award Activity

        Option activity under our equity incentive plans was as follows:

	Shares Available For Grant	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,793,690	7,914,869	$14.32

Authorized for grant	1,600,000	—
Granted	(1,957,020)	1,957,020	$8.60
Exercised	—	(86,459)	$6.60
Cancelled	91,429	(91,429)	$16.04

Outstanding at December 31, 2010	2,528,099	9,694,001	$13.22

Authorized for grant	4,350,000	—
Granted	(2,236,270)	2,236,270	$6.80
Exercised	—	(114,988)	$6.67
Cancelled	65,924	(65,924)	$10.95

Outstanding at December 31, 2011	4,707,753	11,749,359	$12.07

Authorized for grant	600,000	—
Granted	(2,149,266)	2,149,266	$8.13
Exercised	—	(254,149)	$7.08
Cancelled	40,099	(40,099)	$19.60

Outstanding at December 31, 2012	3,198,586	13,604,377	$11.52	5.76	$16,768

Vested and expected to vest at December 31, 2012		13,569,092	$11.53

Exercisable at December 31, 2012		12,841,378	$11.75	5.59	$16,729

Exercisable at December 31, 2011		10,982,934	$12.38

Exercisable at December 31, 2010		8,934,275	$13.34

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        Weighted-average grant date fair value of options granted during 2012, 2011 and 2010 was $5.44, $4.63 and $6.14, respectively.

        The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2012. We had approximately 762,999 and 766,425 of nonvested stock options with approximately no intrinsic value at December 31, 2012 and approximately $699,000 intrinsic value at December 31, 2011. During the years ended December 31, 2012, 2011 and 2010, the aggregate intrinsic value of options exercised under our stock option plans was approximately $701,000, $201,000 and $122,000, respectively, determined as of the date of option exercise.

        As of December 31, 2012, there was approximately $2.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock-based compensation arrangements granted under our stock option plans and approximately $742,000 of total unamortized compensation cost related to our Purchase Plan. The unamortized compensation cost related to our stock option plans and our Purchase Plan is expected to be recognized over a weighted-average period of approximately 2.20 years and 1.5 years, respectively. For the years ended December 31, 2012, and 2011, there were 2,128,233 and 2,121,922 shares vested with weighted-average exercise price of $8.12 and $8.27, respectively. Future option grants and their increasing valuation will increase our compensation cost in the future as the options are granted, valued and expensed ratably according to their vesting periods.

        Details of our stock options by exercise price are as follows as of December 31, 2012:

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life (in years)
Exercise Price	Number of Shares Underlying Options		Weighted-Average Exercise Price	Number of Shares Underlying Options	Weighted-Average Exercise Price
$6.48 - $6.49	1,675,636	6.24	$6.49	1,671,713	$6.49
$6.50 - $6.73	2,406,410	7.96	6.72	2,145,582	6.70
$6.74 - $8.15	2,924,346	7.74	7.97	2,494,317	7.96
$8.16 - $9.59	1,267,156	1.98	8.44	1,231,653	8.44
$9.60 - $11.23	1,587,992	6.25	9.79	1,555,276	9.79
$11.24 - $23.93	1,960,633	3.04	17.36	1,960,633	17.36
$23.94 - $26.45	1,782,204	4.36	25.88	1,782,204	25.88

$6.48 - $26.45	13,604,377	5.76	$11.52	12,841,378	$11.75

Employee Stock Purchase Plan

        In August 2000, we adopted our Purchase Plan which was approved in September 2000 by our stockholders. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 269,681, 247,880 and 228,585 shares of common stock during 2012, 2011 and 2010, respectively, pursuant to the

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

Purchase Plan at an average price of $5.81, $6.08 and $6.09 per share, respectively. For 2012, 2011 and 2010, the weighted average fair value of stock purchased under the Purchase Plan was $3.42, $2.96 and $3.73, respectively. As of December 31, 2012, we had 467,747 reserved shares of common stock available for future issuance under the Purchase Plan.

        The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a "reset." Participants are automatically enrolled in the new offering period. We had a "reset" on January 2, 2013 because the fair market value of our stock on December 31, 2012 was lower than the fair market value of our stock on July 2, 2012, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan "reset" and will recognize the related stock-based compensation expense according to FASB ASC Subtopic No. 718-50, Employee Share Purchase Plan. The total incremental fair value for this Purchase Plan "reset" was approximately $874,000, that will be recognized from January 2, 2013 to December 31, 2014.

        The following table summarizes the weighted-average assumptions related to our Purchase Plan for the years ended December 31, 2012, 2011 and 2010. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.2%	0.3%	0.7%
Expected term (in years)	1.2	1.0	1.4
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	47.4%	61.4%	81.1%

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

        Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	December 31,
	2012	2011
Checking account	$251	$686
Money market funds	23,936	11,947
U. S. treasury bills	—	3,002
Government-sponsored enterprise securities	77,047	144,599
Corporate bonds and commercial paper	197,007	87,406

	$298,241	$247,640

Reported as:
Cash and cash equivalents	$33,484	$18,633
Available-for-sale securities	264,757	229,007

	$298,241	$247,640

        Cash equivalents and available-for-sale securities included the following securities with unrealized gains and losses (in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprise securities	$77,041	$37	$(31)	$77,047
Corporate bonds and commercial paper	196,931	98	(22)	197,007

Total	$273,972	$135	$(53)	$274,054

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury bills	$3,001	$1	$—	$3,002
Government-sponsored enterprise securities	144,602	27	(30)	144,599
Corporate bonds and commercial paper	87,398	48	(40)	87,406

Total	$235,001	$76	$(70)	$235,007

        As of December 31, 2012, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
	Within One Year	After One Year Through Two Years
Money market funds	$23,936	$—
Government-sponsored enterprise securities	53,973	23,074
Corporate bonds and commercial paper	165,695	31,312

	$243,604	$54,386

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES (Continued)

        As of December 31, 2012, our cash equivalents and available-for-sale securities had a weighted-average time to maturity of approximately 212 days. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of December 31, 2012 to maturity. At December 31, 2012 and 2011, we had no investments that had been in a continuous unrealized loss position for more than twelve months. As of December 31, 2012, a total of 25 individual securities had been in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

        The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2012	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$6,288	$(31)
Corporate bonds and commercial paper	72,223	(22)

	$78,511	$(53)

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

  The fair valued assets we hold that are generally assessed under Level 2 included government-sponsored enterprise securities, U. S. treasury bills and corporate bonds and commercial paper. We utilize third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE (Continued)

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

Fair Value on a Recurring Basis

        Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$23,936	$—	$—	$23,936
Government-sponsored enterprise securities	—	77,047	—	77,047
Corporate bonds and commercial paper	—	197,007	—	197,007

Total	$23,936	$274,054	$—	$297,990

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$11,947	$—	$—	$11,947
U. S. treasury bills	—	3,002	—	3,002
Government-sponsored enterprise securities	—	144,599	—	144,599
Corporate bonds and commercial paper	—	87,406	—	87,406

Total	$11,947	$235,007	$—	$246,954

7. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	Year Ended
	2012	2011
Laboratory and office equipment	$26,022	$23,071
Assets to be placed in service	40	31

Total property and equipment	26,062	23,102
Less accumulated depreciation and amortization	(20,236)	(18,220)

Property and equipment, net	$5,826	$4,882

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

7. PROPERTY AND EQUIPMENT (Continued)

        During 2012, we disposed of approximately $422,000 of assets with related accumulated depreciation of approximately $417,000. During 2011, we disposed of fully depreciated assets of approximately $206,000.

        At December 31, 2012 and 2011, we did not have equipment under capital lease. Total depreciation expense was $2.4 million, $2.0 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

8. LONG-TERM OBLIGATIONS

        We currently lease our research and office space under a noncancelable build-to-suit lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC) which expires in 2018. The lease term provides for renewal option for up to two additional period of five years each, and rental payments on a graduated scale. We determined our existing lease agreement to be an operating lease and recognize rent expense on a straight-line basis over the lease period. At December 31, 2012, future minimum lease payments and obligations under our noncancelable operating lease were as follows (in thousands):

For years ending December 31,
2013	$13,809
2014	14,351
2015	14,929
2016	15,530
2017	16,153
2018	1,351

Total minimum payments required	$76,123

        Rent expense under our operating lease amounted to approximately $14.7 million, $14.8 million and $15.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

9. STOCKHOLDERS' EQUITY

Preferred Stock

        We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2012 and 2011, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

Common Stock

        In May 2012, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 100,000,000 to 200,000,000 shares. The increase in the authorized number of shares of our common stock was effected

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

pursuant to a Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware in May 2012.

        In October 2012, we completed an underwritten public offering in which we sold 15,237,750 shares of our common stock pursuant to an effective registration statement at a price to the public of $9.50 per share. We received net proceeds of approximately $135.7 million after deducting underwriting discounts and commissions and offering expenses.

Warrants

        In conjunction with the facilities lease entered into in May 2001, we issued a warrant to the lessor to purchase 16,666 shares of our common stock at an exercise price of $80.21 per share, a 15% premium to market at the time of issuance. This warrant expired in May 2006. The fair market value of this warrant, as determined using the Black-Scholes valuation model, was approximately $683,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2012, approximately $231,000 remained to be amortized over the term of the lease.

        In conjunction with the facilities lease amendment in October 2002, we issued a warrant to the lessor to purchase 55,555 shares of our common stock at an exercise price of $17.73 per share. The warrant expired in October 2007. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $565,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2012, approximately $191,000 remained to be amortized over the term of the lease.

        In conjunction with the facilities lease amendment in July 2006, we issued a warrant to the lessor to purchase 100,000 shares of our common stock at an exercise price of $10.57 per share. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $801,000. This amount has been included in other long-term assets and is being amortized into expense over the term of the lease. As of December 31, 2012, approximately $352,000 remained to be amortized over the term of the lease. The build-to-suit lease agreement was further amended in March 2009. The lease amendment provided for the cancellation of the abovementioned warrant to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock. The exercise price per share of the new warrant is $6.61. The new warrant is outstanding as of December 31, 2012 and remains exercisable at any time up to February 2016. We applied modification accounting and determined the fair value of this warrant using the Black-Scholes valuation model. The incremental fair market value of the new warrant as a result of the modification is $616,000. This amount has been included in other long-term assets and is being amortized into expense over the term of the lease. As of December 31, 2012, approximately $354,000 remained to be amortized over the term of the lease.

        As of December 31, 2012, we had reserved shares of common stock for future issuance as follows:

Warrant	200,000
Incentive Stock Plans	16,802,963
Purchase Plan	467,747

Total	17,470,710

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

        For the years ended December 31, 2012, 2011 and 2010, our income (loss) before income taxes was from domestic operations. For the year ended December 31, 2012 and 2011, we did not record a provision for income taxes due to our net loss. For the year ended December 31, 2010, we did not record a provision for income taxes because of the utilization of net operating loss carryforwards for federal tax purposes and manufacturing investment credits for state tax purposes.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$208,772	$163,747
Research and development credits	23,118	19,997
Capitalized research and development expenses	19,813	19,014
Deferred compensation	27,420	24,607
Other, net	4,145	4,168

Total deferred tax assets	283,268	231,533
Valuation allowance	(283,268)	(231,533)

Net deferred tax assets	$—	$—

        The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory tax rate	(34.0)%	(34.0)%	34.0%
Valuation allowance	47.5%	33.6%	(33.6)%
True up of prior year net operating loss	(11.4)%	0.0%	0.0%
Other, net	(2.1)%	0.4%	(0.4)%

Effective tax rate	0.0%	0.0%	0.0%

        In general, under Section 382 of the Internal Revenue Code ("Section 382"), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating loss carryovers and tax credits to offset future taxable income. Our existing net operating loss carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our net operating loss carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2012. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

        As of December 31, 2012, we had net operating loss carryforwards for federal income tax purposes of approximately $563.2 million, which expire beginning in the year 2019 and state net operating loss carryforwards of approximately $307.9 million, which expire beginning in the year 2014.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        We also have federal research and development tax credits of approximately $14.3 million, which begin to expire in the year 2023 and state research and development tax credits of approximately $18.3 million, which have no expiration date.

        The American Taxpayer Relief Act of 2012, which extended the federal research and development credit for 2012, was not enacted until January 2, 2013. As such, no federal research and development tax credits were recorded related to 2012 for the year ended December 31, 2012. We expect to recognize the impact of federal research and development tax credits generated in 2012 of $2.6 million in a future period.

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $51.7 million and $34.5 million for the years ended December 31, 2012 and 2011, respectively.

        Included in the valuation allowance balance at December 31, 2012 and 2011 is approximately $2.5 million of tax deductions related to the exercise of stock options prior to the adoption of ASC 718 which have not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations. As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include loss carryforward tax assets of approximately $1.7 million at December 31, 2012 and 2011 that arose directly from (or the use of which was postponed by) tax deductions related to stock-based compensation expense in excess of compensation expense recognized for financial reporting. Equity will be increased by approximately $1.7 million if and when such deferred tax assets are ultimately realized.

        Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

        The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2012	2011
Balance at the beginning of the year	$1,500	$1,500
Increase related to prior year tax positions	2,600	—
Increase related to current year tax positions	200	—

Balance at the end of the year	$4,300	$1,500

        Included in the balance of unrecognized tax benefits at December 31, 2012 and 2011, respectively, are $3.3 million and $1.0 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. No income tax benefit would be realized due to the company's valuation allowance position. We do not anticipate a significant change to the unrecognized tax benefits over the next twelve months.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

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

11. CONTINGENCIES

        On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate, fostamatinib. On November 5, 2012, the Ninth Circuit Court of Appeals entered judgment in our favor. The plaintiff had until January 23, 2013 to seek a writ of certiorari from the United States Supreme Court, but did not do so. We did not establish any reserve for any potential liability related to this recently dismissed lawsuit.

        We may be subject to similar claims in the future. Lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to such lawsuits will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We may be required to establish reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on any such actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

12. SELECTED QUARTERLY FINANCIAL DATA

	(unaudited, in thousands, except per share amounts)
	Year Ended December 31, 2012				Year Ended December 31, 2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$750	$1,500	$—	$—	$—	$395	$4,355	$—
Net loss	$(23,174)	$(24,738)	$(25,456)	$(25,472)	$(20,781)	$(21,474)	$(17,931)	$(25,787)
Net loss per share, basic and diluted	$(0.32)	$(0.35)	$(0.36)	$(0.30)	$(0.40)	$(0.37)	$(0.25)	$(0.36)
Weighted average shares used in computing net loss per share, basic and diluted	71,422	71,458	71,636	85,274	52,275	58,272	71,226	71,249

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

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

        We have audited Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rigel Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Rigel Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Rigel Pharmaceuticals, Inc. and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 5, 2013

Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions "Election of Directors" and "Management—Executive Officers" in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference.

        In 2003, we adopted a code of ethics, the Rigel Pharmaceuticals, Inc. Code of Conduct, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is on our website at http://media.corporate-ir.net/media_files/IROL/12/120936/corpgov/codeofconduct.pdf. If we make any amendments to the code or grant any waiver from a provision of the code applicable to any executive officer or director, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by disclosing the nature of the amendment or waiver on our website at the address and the location specified above.

        Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

        Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions "Compensation Discussion and Analysis," "Executive Compensation" and "Director Compensation" in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference.

        Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference.

        Information regarding our Compensation Committee's review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption "Compensation Committee Report" in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Equity Compensation Plan Information" in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions "Transactions with Related Persons" and "Information Regarding the Board of Directors and Corporate Governance" in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption "Ratification of Selection of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are being filed as part of this Annual Report on Form 10-K:

1.
Financial Statements—Index to Financial Statements in Item 8 of this Annual Report on Form 10-K including selected quarterly financial data for the last two years in Note 12.

2.
Financial Statement Schedules—None—As all required disclosures have been made in the footnotes to the financial statements.

3.
Exhibits:

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated May 29, 2012, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889), dated February 2, 2007, and incorporated herein by reference).
4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).

4.3		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).
10.1	+
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
10.18	+	Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889), as amended, and incorporated herein by reference).
10.19	+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (No. 000-29889) and incorporated herein by reference).
10.20	+	2008 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on February 26, 2008 and incorporated herein by reference).
10.21	+	2009 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on April 1, 2009 and incorporated herein by reference).
10.22	+
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
10.30	+	2011 Equity Incentive Plan (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (No. 000-29889) and incorporated herein by reference).
10.31	*
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
10.33	+	2012 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 8, 2012, and incorporated herein by reference).
10.34	+	2013 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 14, 2013, and incorporated herein by reference).
23.1	#	Consent of Independent Registered Public Accounting Firm.
24.1	#	Power of Attorney (included on signature page).
31.1	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	#†	XBRL Instance Document
101.SCH	#†	XBRL Taxonomy Extension Schema Document
101.CAL	#†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	#†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	#†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	#†	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 5, 2013.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES M. GOWER James M. Gower	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2013
/s/ RYAN D. MAYNARD Ryan D. Maynard	Executive Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)	March 5, 2013
/s/ DONALD G. PAYAN Donald G. Payan	Executive Vice President, President of Discovery and Research	March 5, 2013
/s/ BRADFORD S. GOODWIN Bradford S. Goodwin	Director	March 5, 2013
/s/ GARY A. LYONS Gary A. Lyons	Director	March 5, 2013
/s/ WALTER H. MOOS Walter H. Moos	Director	March 5, 2013
/s/ HOLLINGS C. RENTON Hollings C. Renton	Director	March 5, 2013
/s/ PETER S. RINGROSE Peter S. Ringrose	Director	March 5, 2013
/s/ STEPHEN A. SHERWIN Stephen A. Sherwin	Director	March 5, 2013

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated May 29, 2012 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889), dated February 2, 2007, and incorporated herein by reference).
4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).
4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).
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
10.18+	Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889), as amended, and incorporated herein by reference).
10.19+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (No. 000-29889) and incorporated herein by reference).
10.20+	2008 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on February 26, 2008 and incorporated herein by reference).

10.21+	2009 Cash Incentive Compensation Plan (filed as an exhibit to Rigel's Current on Form 8-K (No. 000-29889) filed on April 1, 2009 and incorporated herein by reference).
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
10.26*
License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).
10.27+	2010 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on June 1, 2010 and incorporated herein by reference).
10.28+	2011 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 9, 2011 and incorporated herein by reference).
10.29+
2011 Base Salaries for Named Executive Officers (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (No. 000-29889) and incorporated herein by reference).
10.30+	2011 Equity Incentive Plan (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (No. 000-29889) and incorporated herein by reference).
10.31*
Termination Agreement between Rigel and Pfizer, Inc., dated May 2, 2011 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (No. 000-29889) and incorporated herein by reference).
10.32+
Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (No. 000-29889) and incorporated herein by reference).
10.33+	2012 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 8, 2012, and incorporated herein by reference).
10.34+	2013 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 14, 2013, and incorporated herein by reference).
23.1#	Consent of Independent Registered Public Accounting Firm.
24.1#	Power of Attorney (included on signature page).
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS#†	XBRL Instance Document
101.SCH#†	XBRL Taxonomy Extension Schema Document
101.CAL#†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#†	XBRL Taxonomy Extension Definition Linkbase Document

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