Form 10-Q
period 2013-03-31
RIGEL PHARMACEUTICALS INC
filed 2013-05-07
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 1, 2013, there were 87,140,632 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,159	$33,484
Available-for-sale securities	238,291	264,757
Prepaid expenses and other current assets	2,955	4,217
Total current assets	275,405	302,458
Property and equipment, net	5,833	5,826
Other assets	1,701	1,759
	$282,939	$310,043

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,138	$1,697
Accrued compensation	3,271	6,775
Accrued research and development	2,075	2,124
Other accrued liabilities	873	942
Deferred rent	801	666
Total current liabilities	9,158	12,204

Long-term portion of deferred rent	8,379	8,647
Other long-term liabilities	91	96

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	87	87
Additional paid-in capital	1,050,967	1,049,174
Accumulated other comprehensive income	78	82
Accumulated deficit	(785,821)	(760,247)
Total stockholders’ equity	265,311	289,096
	$282,939	$310,043

(1)  The balance sheet at December 31, 2012 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2012.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Contract revenues from collaborations	$—	$750
Costs and expenses:
Research and development	20,315	17,904
General and administrative	5,395	6,156
Total costs and expenses	25,710	24,060

Loss from operations	(25,710)	(23,310)
Interest income	136	136

Net loss	$(25,574)	$(23,174)

Net loss per share, basic and diluted	$(0.29)	$(0.32)

Weighted average shares used in computing net loss per share, basic and diluted	87,141	71,422

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(25,574)	$(23,174)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(4)	19

Comprehensive loss	$(25,578)	$(23,155)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(25,574)	$(23,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	669	552
Stock-based compensation expense	1,793	3,098
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,262	(182)
Other assets	58	59
Accounts payable	441	366
Accrued compensation	(3,504)	(4,186)
Accrued research and development	(49)	(861)
Other accrued liabilities	(69)	1,060
Deferred rent and other long term liabilities	(138)	(5)
Net cash used in operating activities	(25,111)	(23,273)
Investing activities
Purchases of available-for-sale securities	(100,934)	(105,926)
Maturities and sales of available-for-sale securities	127,396	133,685
Capital expenditures	(676)	(1,574)
Net cash provided by investing activities	25,786	26,185
Financing activities
Net proceeds from issuances of common stock	—	488
Net cash provided by financing activities	—	488
Net increase in cash and cash equivalents	675	3,400
Cash and cash equivalents at beginning of period	33,484	18,633
Cash and cash equivalents at end of period	$34,159	$22,033

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

2.              Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2012 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

3.              Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 for the presentation of comprehensive income thereby amending Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective in fiscal years beginning after December 15, 2011 and applied retrospectively. In February 2013, the FASB issued ASU No. 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2013-02 was effective beginning after December 15, 2012 and applied prospectively. We adopted ASU No. 2011-05 on January 1, 2012 and have presented separate statements of comprehensive loss. We adopted ASU No. 2013-02 on January 1, 2013 on a prospective basis. The adoption had no effect on our financial position or results of operations.

4.              Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include warrant and stock options and shares issuable under our employee stock purchase plan (Purchase Plan). The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	March 31,
	2013	2012
Outstanding options	15,614	13,688
Warrant	200	200
Purchase Plan	41	34

Total	15,855	13,922

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Research and development	$1,023	$1,712
General and administrative	770	1,386
Total stock-based compensation expense	$1,793	$3,098

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three months ended March 31, 2013 and 2012:

	Equity Incentive Plans
	Three Months Ended
	March 31,
	2013	2012
Risk-free interest rate	0.8%	0.9%
Expected term (in years)	5.5	5.5
Dividend yield	0.0%	0.0%
Expected volatility	73.4%	81.7%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 2,018,691 shares of common stock during the three months ended March 31, 2013, with a grant-date weighted-average fair value of $4.02 per share. We granted options to purchase 2,012,105 shares of common stock during the three months ended March 31, 2012, with a grant-date weighted-average fair value of $5.46 per share.  As of March 31, 2013, there was approximately $9.1 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At March 31, 2013, there were 1,188,793 shares of common stock available for future grant under our equity incentive plans and no options to purchase shares were exercised during the three months ended March 31, 2013.

Employee Stock Purchase Plan

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2013 because the fair market value of our stock on December 31, 2012 was lower than the fair market value of our stock on July 2, 2012, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and will recognize the related stock-based compensation expense according to FASB ASC Subtopic No. 718-50, Employee Share Purchase Plan. The total incremental fair value for this Purchase Plan “reset” was approximately $874,000 that is being amortized from January 2, 2013 to December 31, 2014.

As of March 31, 2013, there were approximately 467,747 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three months ended March 31, 2013 and 2012. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Three Months Ended
	March 31,
	2013	2012
Risk-free interest rate	0.2%	0.1%
Expected term (in years)	1.4	0.5
Dividend yield	0.0%	0.0%
Expected volatility	58.0%	49.7%

6.              Revenue Recognition

We present revenue from our collaboration arrangements under the FASB ASC 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU No. 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under our control. The consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

In June 2011, we entered into an exclusive license agreement with BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it. BerGenBio paid us an upfront payment of $500,000 in August 2011. As our obligations with respect to the deliverables under the agreement were achieved by September 30, 2011, we recognized revenue of $500,000 for the period ended September 30, 2011. In July 2012, we received a second payment of $500,000 from BerGenBio due to us 12 months from June 29, 2011, the effective date of the agreement. We recognized the second payment as revenue in the second quarter of 2012.

In August 2002, we entered into a collaboration agreement with Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments under this arrangement totaling $7.9 million and may earn additional payments in connection with the achievement of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of specified events.

9.     Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Checking account	$157	$251
Money market funds	9,053	23,936
Government-sponsored enterprise securities	75,233	77,047
Corporate bonds and commercial paper	188,007	197,007
	$272,450	$298,241
Reported as:
Cash and cash equivalents	$34,159	$33,484
Available-for-sale securities	238,291	264,757
	$272,450	$298,241

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2013	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$75,196	$37	$—	$75,233
Corporate bonds and commercial paper	187,966	77	(36)	188,007
Total	$263,162	$114	$(36)	$263,240

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$77,041	$37	$(31)	$77,047
Corporate bonds and commercial paper	196,931	98	(22)	197,007
Total	$273,972	$135	$(53)	$274,054

As of March 31, 2013, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Two Years
Government-sponsored enterprise securities	$44,121	$31,112
Corporate bonds and commercial paper	164,758	23,249
	$208,879	$54,361

As of March 31, 2013, our cash equivalents and available-for-sale securities had a weighted average time to maturity of 214 days. We view our available-for-sale portfolio as available for use in current operations.  Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of March 31, 2013 to maturity. At March 31, 2013 and December 31, 2012, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of March 31, 2013, a total of 24 individual securities had been in an unrealized loss position for 12 months or less and the losses were determined to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
March 31, 2013	Fair Value	Losses
Corporate bonds and commercial paper	$56,609	$(36)

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

The fair valued assets we hold that are generally assessed under Level 2 included government-sponsored enterprise securities and corporate bonds and commercial paper. We utilize third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. We use quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by our third party pricing service providers. We review independent auditor’s reports from our third party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that our internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

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

We do not have fair valued assets classified under Level 3.

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$9,053	$—	$—	$9,053
Government-sponsored enterprise securities	—	75,233	—	75,233
Corporate bonds and commercial paper	—	188,007	—	188,007
Total	$9,053	$263,240	$—	$272,293

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$23,936	$—	$—	$23,936
Government-sponsored enterprise securities	—	77,047	—	77,047
Corporate bonds and commercial paper	—	197,007	—	197,007
Total	$23,936	$274,054	$—	$297,990

11.       Income Taxes

In the first quarter of 2013, we recorded a tax benefit of approximately $2.6 million that resulted from the retroactive extension of the U.S. federal research and development tax credit for 2012 when the American Taxpayer Relief Act was signed into law on January 2, 2013. The federal research and development tax credit benefit recorded was offset by a full valuation allowance and as such no income tax benefit was ultimately recognized for the period ended March 31, 2013.

12.       Contingencies

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock. The lawsuit alleged violations of the Securities Act of 1933, as amended (Securities Act) and the Securities Exchange Act of 1934, as amended (Exchange Act) in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate, fostamatinib. On November 5, 2012, the Ninth Circuit Court of Appeals entered judgment in our favor. The plaintiff had until January 23, 2013 to seek a writ of certiorari from the United States Supreme Court, but did not do so. We did not record any amounts for this potential liability as the case was dismissed and the plaintiff has not further pursued this matter.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signalling pathways and related targets that are critical to disease mechanisms. Our productivity has resulted in strategic collaborations with large pharmaceutical partners to develop and market our product candidates. Current product development programs include fostamatinib, an oral SYK inhibitor that is in Phase 3 clinical trials for RA with our partner AZ; R343, an inhaled SYK inhibitor for asthma and R333, a topical JAK/SYK inhibitor for discoid lupus — both of which have commenced Phase 2 clinical trials; and, R348, a topical JAK/SYK inhibitor for the treatment of chronic dry eye that will soon begin a Phase 2 clinical trial.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of March 31, 2013, we had approximately $272.4 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

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

In April 2013, AZ announced top-line results of OSKIRA-1, a Phase 3 study to assess the efficacy and safety of fostamatinib.  OSKIRA-1 had two primary endpoints: assessing signs and symptoms of RA as measured by ACR20 response rates, and an X-ray endpoint known as mTSS (modified Total Sharp Score). In the OSKIRA-1 study, fostamatinib achieved a statistically significant improvement in American College of Rheumatology (ACR) 20 response rate at 24 weeks in both the 100 mg twice daily group and the group that received 100 mg twice daily for four weeks followed by 150 mg once daily (49%, p<0.001 and 44%, p=0.006 respectively) compared to placebo (34%). Fostamatinib did not demonstrate a statistically significant difference in mTSS compared to placebo at 24 weeks for either dose (p=0.252 and p=0.170, respectively). The safety and tolerability findings for fostamatinib observed in the OSKIRA-1 study were generally consistent with those previously reported for the TASKi Phase 2 program. The most commonly reported adverse events were typical of those seen in earlier studies, including hypertension, diarrhea, nausea, headache and nasopharyngitis (common cold). OSKIRA-1 randomized 923 patients who had experienced an inadequate response to MTX and, over a 24-week period, evaluated the effectiveness of two dosing regimens of fostamatinib (100 mg twice daily or fostamatinib 100 mg twice daily for four weeks followed by 150 mg once daily) in combination with MTX versus placebo in combination with MTX. Patients on fostamatinib remained on treatment in OSKIRA-1 for 12 months. The OSKIRA-2 and OSKIRA-3 results are expected to be announced later in the second quarter of 2013.

In December 2012, AZ announced top-line results of OSKIRA-4, a Phase 2b monotherapy study of fostamatinib. OSKIRA-4 was a six month study evaluating improvements in signs and symptoms of RA in 280 patients who had never previously used a DMARD, were DMARD intolerant or had an inadequate response to DMARDs and were randomized to receive fostamatinib as a monotherapy, adalimumab as a monotherapy, or placebo. Three dose regimens of fostamatinib were evaluated in OSKIRA-4: 100mg twice daily, 100mg twice daily for a month followed by 150mg once daily, and 100mg twice daily for a month followed by 100mg once daily. OSKIRA-4 had two primary objectives—a superiority comparison to placebo at 6 weeks and a non-inferiority analysis against adalimumab monotherapy at 24 weeks as measured by change from baseline in DAS28 score (a composite endpoint assessing signs and symptoms of RA). In the OSKIRA-4 study, fostamatinib as a monotherapy met the first primary objective, showing a statistically significant superior DAS28 score change from baseline compared to placebo at 6 weeks at the 100mg twice daily dose and the 100mg twice daily for a month followed by 150mg once daily dose, but not at the 100mg twice daily for a month followed by 100mg once daily dose. The OSKIRA-4 study did not meet its second primary objective as all fostamatinib monotherapy doses were inferior to adalimumab monotherapy at week 24 based on DAS28. The adalimumab monotherapy ACR20 result at the 24 week endpoint was 59%. The safety and tolerability findings for fostamatinib as reported in the OSKIRA-4 study were generally consistent with that previously observed in the TASKi Phase 2 program.

AZ expects to further evaluate the profile of fostamatinib as a potential treatment for RA after the results of the remaining Phase 3 studies, OSKIRA-2 and OSKIRA-3 become available later in the second quarter of 2013.  AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors.

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

SITAR.  In September 2012, we initiated a Phase 2 clinical study designed to investigate R343 for the treatment of allergic asthma. The Phase 2 clinical study, called SITAR (SYK Inhibition for Treatment of Asthma with R343), is designed to randomize approximately 270 adults with allergic asthma into the three arms of the study for eight weeks of treatment with either of two different doses of the study agent or placebo. R343 is being delivered directly into the lungs via a dry powder inhalation device. We expect results of this study in the third quarter of 2013.

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

R348—Keratoconjunctivitis Sicca

Disease background.  Chronic dry eye, or keratoconjunctivitis sicca, is a relatively common inflammatory condition affecting the lacrimal glands of the eye. Adults with this condition may also suffer from SLE, Sjogren’s syndrome, RA or other autoimmune disorders. Chronic dry eye is an irritating and painful syndrome that, if not well controlled, may be destructive to the cornea.

Topical Ophthalmic JAK/SYK inhibitor program.  Since both JAK and SYK are important components in the body’s immune and inflammatory responses, R348’s combined JAK/SYK inhibition is expected to offer relief directly to the eye. A first in human Phase 1 clinical trial of R348 eye drops was initiated in patients with chronic dry eye disease in December 2012. We expect to move into Phase 2 clinical trials with R348 in the second quarter of 2013.

Research/Preclinical Programs

We are conducting proprietary research in the broad disease areas of inflammation/immunology and muscle wasting/muscle endurance. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential. In the area of inflammation/immunology, we are in the process of selecting a lead product candidate from our protein kinase C theta (PKCθ) inhibitor program, initially focusing on psoriasis.

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

In June 2011, we entered into an exclusive license agreement with BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it. BerGenBio paid us an upfront payment of $500,000 in August 2011. As our obligations with respect to the deliverables under the agreement were achieved by September 30, 2011, we recognized revenue of $500,000 for the period ended September 30, 2011. In July 2012, we received a second payment of $500,000 from BerGenBio due to us 12 months from June 29, 2011, the effective date of the agreement. We recognized the second payment as revenue in the second quarter of 2012.

In August 2002, we entered into a collaboration agreement with Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments under this arrangement totaling $7.9 million and may earn additional payments in connection with the achievement of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of specified events.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended
	March 31,
Categories:	2013	2012
Research	$6,635	$6,139
Development	8,313	5,975
Other	5,367	5,790
	$20,315	$17,904

“Other” expenses mainly represent allocated facilities costs of approximately $4.3 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively, and allocated stock-based compensation expenses of approximately $1.0 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively.

For the period from January 1, 2007, the date when we started tracking research and development expense by category, to March 31, 2013, our total research and development expense by category was approximately $140.5 million, $206.0 million and $157.2 million, for research, development and other, respectively.

For the three months ended March 31, 2013, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, research and development expense for our asthma program, topical ophthalmic JAK/SYK inhibitor program, and our topical JAK/SYK inhibitor program, and allocated facilities costs.  For the three months ended March 31, 2012, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, allocated facilities costs, and research and development expense for our asthma program, our oral JAK3 inhibitor program, and our topical JAK/SYK inhibitor program.

The Phase 2 clinical trials of fostamatinib in RA were completed in 2009. We licensed the rights to fostamatinib to AZ in February 2010. On September 29, 2010, AZ announced the enrollment of the first patient in the Phase 3 clinical program for fostamatinib, referred to as OSKIRA-1. OSKIRA-1 completed enrollment in the fourth quarter of 2011 and OSKIRA-2 completed enrollment in the second quarter of 2012. In April 2013, AZ announced top-line results of OSKIRA-1, a Phase 3 study to assess the efficacy and safety of fostamatinib.  In the OSKIRA-1 study, fostamatinib achieved a statistically significant improvement in ACR20 response rate at 24 weeks in both the 100 mg twice daily group and the group that received 100 mg twice daily for four weeks followed by 150 mg once daily compared to placebo. Fostamatinib did not demonstrate a statistically significant difference in mTSS compared to placebo at 24 weeks for either dose. In December 2012, AZ announced top-line results of OSKIRA-4, a Phase 2b monotherapy study of fostamatinib. In the OSKIRA-4 study, fostamatinib as a monotherapy met the first primary objective, showing a statistically significant superior DAS28 score change from baseline compared to placebo. The OSKIRA-4 study did not meet its second primary objective as all fostamatinib monotherapy doses were inferior to adalimumab monotherapy at week 24 based on DAS28.  AZ expects to further evaluate the profile of fostamatinib as a potential treatment for RA after the results of the remaining Phase 3 studies, OSKIRA-2 and OSKIRA-3 becomes available later in the second quarter of 2013. AZ is responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05 for the presentation of comprehensive income thereby amending ASC 220, Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective in fiscal years beginning after December 15, 2011 and applied retrospectively. In February 2013, the FASB issued ASU No. 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2013-02 was effective beginning after December 15, 2012 and applied prospectively. We adopted ASU No. 2011-05 on January 1, 2012 and have presented separate statements of comprehensive loss. We adopted ASU No. 2013-02 on January 1, 2013 on a prospective basis. The adoption had no effect on our financial position or results of operations.

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

Revenue Recognition

We present revenue from our collaboration arrangements under the FASB ASC 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU No. 2009-13), and are divided into separate units of accounting if certain criteria are met. The consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. We make significant judgments and estimates in the allocation of the consideration among the deliverables under the agreement, as well as the determination of the periods the units will be delivered to our collaborators.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenues

	Three Months Ended
	March 31,
	2013	2012	Aggregate Change
		(in thousands)
Contract revenues from collaborations	$—	$750	$(750)

Contract revenues from collaborations for the three months ended March 31, 2012 was comprised of a $750,000 payment from Daiichi related to our oncology compound in pre-clinical testing at Daiichi. We had no deferred revenue as of March 31, 2013. Our potential future revenues may include payments from our current collaboration partners and from new collaboration partners with which we enter into agreements in the future, if any.

Research and Development Expense

	Three Months Ended
	March 31,
	2013	2012	Aggregate Change
		(in thousands)
Research and development expense	$20,315	$17,904	$2,411
Stock-based compensation expense included in research and development expense	$1,023	$1,712	$(689)

The increase in research and development expense for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to the research and development expense related to R348, our topical ophthalmic JAK/SYK inhibitor program for chronic dry eye, R343, our inhaled SYK inhibitor program for asthma, and R333, our topical JAK/SYK inhibitor program for discoid lupus, partially offset by the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below. We expect that our research and development expense will increase through the remainder of 2013 due to the continued progress of our two Phase 2 clinical trials for R343 and R333, and our plan to initiate a Phase 2 clinical trial for our R348 program in the second quarter of 2013.

General and Administrative Expense

	Three Months Ended
	March 31,
	2013	2012	Aggregate Change
	(in thousands)
General and administrative expense	$5,395	$6,156	$(761)
Stock-based compensation expense included in general and administrative expense	$770	$1,386	$(616)

The decrease in general and administrative expense for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below.

Stock-Based Compensation Expense

	Three Months Ended
	March 31,
	2013	2012	Aggregate Change
	(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$1,783	$3,088	$(1,305)
Consultant options	10	10	—
Total	$1,793	$3,098	$(1,305)

The decrease in stock-based compensation expense for the three months ended March 31, 2013, as compared to the same period in 2012, was mainly because the majority of options granted in 2013 have a longer vesting period and a lower valuation as compared to options granted in 2012.

Interest Income

	Three Months Ended
	March 31,
	2013	2012	Aggregate Change
	(in thousands)
Interest income	$136	$136	$—

Interest income results from our interest-bearing cash and investment balances. Interest income was flat for the three months ended March 31, 2013, as compared to the same period in 2012.

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

As of March 31, 2013, we had approximately $272.4 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $298.2 million as of December 31, 2012, a decrease of approximately $25.8 million. The decrease was primarily attributable to payments associated with operating expenses for the three months ended March 31, 2013. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

For the three months ended March 31, 2013, we maintained an investment portfolio primarily in money market funds, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. The credit rating for the U.S. long-term sovereign debt was downgraded by Standard & Poors (S&P) in 2011. Given the short duration of our investment portfolio, we believe that the downgrade did not materially affect the value of our investments. There is no assurance that further deterioration in the conditions of the credit and financial markets would not negatively impact our current investment portfolio. We will continue to monitor the impact in the downgrade of the credit rating and the disruptions in the financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(25,111)	$(23,273)
Investing activities	25,786	26,185
Financing activities	—	488

Net increase in cash and cash equivalents	$675	$3,400

Net cash used in operating activities was approximately $25.1 million for the three months ended March 31, 2013, compared to approximately $23.3 million for the three months ended March 31, 2012. In each period, net cash used in operating activities primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $25.8 million for the three months ended March 31, 2013, compared to approximately $26.2 million for the three months ended March 31, 2012.  Net cash used in investing activities in each period related to net purchases of available-for-sale securities and capital expenditures. Capital expenditures were approximately $676,000 for the three months ended March 31, 2013, compared to approximately $1.6 million for the same period in 2012.

There was no cash provided by or used in financing activities for the three months ended March 31, 2013, compared to net cash provided by financing activities of approximately $488,000 for the same period in 2012. Net cash provided by financing activities in 2012 was primarily due to the proceeds from the exercise of outstanding options during the quarter.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

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

As of March 31, 2013, we had the following contractual commitments:

	Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 years
	(in thousands)
Facilities lease	$72,705	$13,944	$29,572	$29,189	$—

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 6, 2009, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers, directors and underwriters for our February 2008 public offering of common stock. The lawsuit alleged violations of the Securities Act and the Exchange Act in connection with allegedly false and misleading statements made by us related to the results of the Phase 2a clinical trial of our product candidate, fostamatinib. On November 5, 2012, the Ninth Circuit Court of Appeals entered judgment in our favor. The plaintiff had until January 23, 2013 to seek a writ of certiorari from the United States Supreme Court, but did not do so. We did not record any amounts for this potential liability as the case was dismissed and the plaintiff has not further pursued this matter.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2013.

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

Conflicts also might arise with collaborative partners concerning proprietary rights to particular compounds. While our existing collaborative agreements typically provide that we retain milestone payments and royalty rights with respect to drugs developed from certain derivative compounds, any such payments or royalty rights may be at reduced rates, and disputes may arise over the application of derivative payment provisions to such drugs, and we may not be successful in such disputes. Additionally, the management teams of our collaborators may change for various reasons including due to being acquired. Different management teams or an acquiring company of our collaborators may have different priorities which may have adverse results on the collaboration with us.

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

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have four product compounds in the clinical testing stage: one with indication for RA subject to a collaboration agreement with AZ; one with indication for allergic asthma and one with indication for discoid lupus which are currently in Phase 2 clinical trials; and one with indication for chronic dry eye which we expect to move into Phase 2 clinical trials by the end of the second quarter of 2013. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. For example, in the recently announced top line results from OSKIRA-1 Phase 3 clinical trial of fostamatinib in RA by our partner, AZ, the safety and tolerability findings for fostamatinib observed in the OSKIRA-1 study were generally consistent with those previously reported for the TASKi Phase 2 program. The most commonly reported adverse events were typical of those seen in earlier studies, including hypertension, diarrhea, nausea, headache and nasopharyngitis (common cold). In future clinical trials, we or our partners may discover additional side effects and/or higher frequency of side effects than those observed in completed clinical trials. If approved by the FDA, the side effect profile of fostamatinib may also result in a narrowly approved indication for use of the product, especially in light of other drugs currently available to treat RA, dependent on the safety profile of fostamatinib relative to those drugs.

The results of preliminary and mid-stage studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous studies. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. For example, in the OSKIRA-1 top line results recently announced by our partner, AZ, fostamatinib achieved a statistically significant improvement in ACR20 response rate at 24 weeks in both the 100 mg twice daily group and the group that received 100 mg twice daily for four weeks followed by 150 mg once daily compared to placebo. However, fostamatinib did not demonstrate a statistically significant difference in mTSS compared to placebo at 24 weeks for either dose. The remaining Phase 3 clinical trials (OSKIRA-2 and OSKIRA-3) by our partner, AZ, may not show fostamatinib to be safe and effective for the treatment of RA patients. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical studies based on existing knowledge of the compounds. However, we cannot provide assurance that we will meet any of these timelines for clinical development. Additionally, the initial results of the completed Phase 1b allergen challenge trial conducted by Pfizer for our asthma program and the results of the completed Phase 1 clinical trials for R348 for chronic dry eye and R333 for discoid lupus do not necessarily predict final results and the results may not be repeated in our Phase 2 and later clinical trials.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 93 pending patent applications and over 235 issued patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, it was due to the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $25.7 million for the three months ended March 31, 2013. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses for at least the next 12 months and there can be no assurance that we will generate operating income in the future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of March 31, 2013, we had an accumulated deficit of approximately $785.8 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

Securities class action lawsuits or related litigation could result in substantial damages and may divert management’s time and attention from our business.

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

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including R343 for our asthma program, R333 for discoid lupus and R348 for chronic dry eye. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.34*	2013 Cash Incentive Plan. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

(1)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

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

(6)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 14, 2013, and incorporated herein by reference.

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

Date: May 7, 2013

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.34*	2013 Cash Incentive Plan. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

(1)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

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

(6)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 14, 2013, and incorporated herein by reference.

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