Form 10-Q
period 2013-06-30
RIGEL PHARMACEUTICALS INC
filed 2013-08-06
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of July 31, 2013, there were 87,430,342 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012 (1)

Assets
Current assets:
Cash and cash equivalents	$21,868	$33,484
Available-for-sale securities	229,773	264,757
Prepaid expenses and other current assets	2,935	4,217
Total current assets	254,576	302,458
Property and equipment, net	5,454	5,826
Other assets	1,644	1,759
	$261,674	$310,043

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,121	$1,697
Accrued compensation	2,703	6,775
Accrued research and development	2,021	2,124
Other accrued liabilities	690	942
Deferred rent, current portion	937	666
Total current liabilities	8,472	12,204

Long-term portion of deferred rent	8,066	8,647
Other long-term liabilities	85	96

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	87	87
Additional paid-in capital	1,053,536	1,049,174
Accumulated other comprehensive income	17	82
Accumulated deficit	(808,589)	(760,247)
Total stockholders’ equity	245,051	289,096
	$261,674	$310,043

(1)  The balance sheet at December 31, 2012 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2012.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contract revenues from collaborations	$1,400	$1,500	$1,400	$2,250
Costs and expenses:
Research and development	19,393	20,924	39,708	38,828
General and administrative	4,892	5,458	10,287	11,614
Total costs and expenses	24,285	26,382	49,995	50,442

Loss from operations	(22,885)	(24,882)	(48,595)	(48,192)
Interest income	117	144	253	280

Net loss	$(22,768)	$(24,738)	$(48,342)	$(47,912)

Net loss per share, basic and diluted	$(0.26)	$(0.35)	$(0.55)	$(0.67)

Weighted average shares used in computing net loss per share, basic and diluted	87,147	71,458	87,144	71,440

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(22,768)	$(24,738)	$(48,342)	$(47,912)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(61)	12	(65)	31

Comprehensive loss	$(22,829)	$(24,726)	$(48,407)	$(47,881)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(48,342)	$(47,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,297	1,162
Stock-based compensation expense	3,540	6,109
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,282	(1,141)
Other assets	115	116
Accounts payable	424	356
Accrued compensation	(4,072)	(3,598)
Accrued research and development	(103)	875
Other accrued liabilities	(252)	72
Deferred rent and other long term liabilities	(321)	(52)

Net cash used in operating activities	(46,432)	(44,013)

Investing activities
Purchases of available-for-sale securities	(209,436)	(224,541)
Maturities of available-for-sale securities	227,876	277,091
Sales of available-for-sale securities	16,479	—
Capital expenditures	(925)	(2,392)

Net cash provided by investing activities	33,994	50,158

Financing activities
Net proceeds from issuances of common stock	822	1,373

Net cash provided by financing activities	822	1,373

Net (decrease) increase in cash and cash equivalents	(11,616)	7,518
Cash and cash equivalents at beginning of period	33,484	18,633

Cash and cash equivalents at end of period	$21,868	$26,151

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

3.              Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of Accumulated Other Comprehensive Income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU No. 2013-02 is effective for fiscal years beginning after December 15, 2012. We adopted ASU No. 2013-02 on January 1, 2013 on a prospective basis. The adoption had no material effect on our financial position or results of operations.

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

During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Outstanding options	15,681	13,799	15,681	13,799
Warrant	200	200	200	200
Purchase Plan	235	101	153	67

	16,116	14,100	16,034	14,066

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Research and development	$1,002	$1,636	$2,025	$3,348
General and administrative	745	1,375	1,515	2,761
Total stock-based compensation expense	$1,747	$3,011	$3,540	$6,109

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2013 and 2012:

	Equity Incentive Plans		Equity Incentive Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.9%	0.8%	0.8%	0.9%
Expected term (in years)	6.0	5.8	5.5	5.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	83.8%	80.1%	73.9%	81.6%

Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 2,109,941 shares of common stock during the six months ended June 30, 2013, with a grant-date weighted-average fair value of $4.00 per share. We granted options to purchase 2,134,605 shares of common stock during the six months ended June 30, 2012, with a grant-date weighted-average fair value of $5.44 per share.  As of June 30, 2013, there was approximately $8.1 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At June 30, 2013, there were 8,896,872 shares of common stock available for future grant under our equity incentive plans and no options to purchase shares were exercised during the six months ended June 30, 2013.

Employee Stock Purchase Plan

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on July 1, 2013 because the fair market value of our stock on June 28, 2013 was lower than the fair market value of our stock on January 2, 2013, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and will recognize the related stock-based compensation expense according to FASB ASC Subtopic No. 718-50, Employee Share Purchase Plan. The total incremental fair value for the above Purchase Plan “reset” was approximately $682,000 that is being amortized from July 1, 2013 to June 30, 2015.

As of June 30, 2013, there were approximately 178,037 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the six months ended June 30, 2013 and 2012. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

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

8.              Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We currently do not have significant active collaborations.

AstraZeneca

Fostamatinib

In February 2010, we entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the development and commercialization of our oral spleen tyrosine kinase (SYK) inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement included a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of rheumatoid arthritis (RA) and other indications. AZ was responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors. The agreement became effective on March 26, 2010, and we received an upfront payment from AZ of $100.0 million in April 2010. In September 2010, we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for their initiation of Phase 3 clinical trials in the fostamatinib program by AZ.

In June 2013, based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, AZ informed us that it would not proceed with regulatory filings and, instead would return the rights to the compound to us.  Fostamatinib is the most advanced oral SYK inhibitor in development and may have applications in patients with RA as well as other potential indications.  We are collecting and reviewing the results of AZ’s extensive development efforts with fostamatanib and will determine the appropriate path forward. AZ is solely responsible for all costs and expenses incurred by both parties in connection with the transfer of responsibilities within 180 days from the date of written notice of termination, which was June 7, 2013.

Other Agreements

We have active collaborations with several partners. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments and royalties on any net sales of products under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $160.0 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $68.9 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of commercial or launch events.

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

In June 2011, we entered into an exclusive license agreement with BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it. In July 2012, we received a payment of $500,000 from BerGenBio due to us 12 months from June 29, 2011, the effective date of the agreement. We recognized the payment as revenue in the second quarter of 2012.

In August 2002, we entered into a collaboration agreement with Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In April 2013, we received a $1.4 million payment from Daiichi related to the filing of an IND for an oncology compound. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments under this arrangement totaling $7.9 million and may earn additional payments in connection with the achievement of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of specified events.

9.     Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Checking account	$281	$251
Money market funds	7,688	23,936
Government-sponsored enterprise securities	92,470	77,047
Corporate bonds and commercial paper	151,202	197,007
	$251,641	$298,241
Reported as:
Cash and cash equivalents	$21,868	$33,484
Available-for-sale securities	229,773	264,757
	$251,641	$298,241

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2013	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$92,459	$25	$(14)	$92,470
Corporate bonds and commercial paper	151,196	54	(48)	151,202
Total	$243,655	$79	$(62)	$243,672

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$77,041	$37	$(31)	$77,047
Corporate bonds and commercial paper	196,931	98	(22)	197,007
Total	$273,972	$135	$(53)	$274,054

As of June 30, 2013, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Two Years
Government-sponsored enterprise securities	$56,069	$36,401
Corporate bonds and commercial paper	149,647	1,555
	$205,716	$37,956

As of June 30, 2013, our cash equivalents and available-for-sale securities had a weighted average time to maturity of 235 days. We view our available-for-sale portfolio as available for use in current operations.  Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of June 30, 2013 to maturity. In the second quarter of 2013, we sold certain available-for-sale securities at their approximate carrying values prior to maturity and received proceeds of $16.5 million. The cost of securities we sell is determined based on the specific identification method. At June 30, 2013 and December 31, 2012, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of June 30, 2013, a total of 44 individual securities had been in an unrealized loss position for 12 months or less and the losses were determined to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
June 30, 2013	Fair Value	Losses
Government-sponsored enterprise securities	$31,495	$(14)
Corporate bonds and commercial paper	67,105	(48)
Total	$98,600	$(62)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$7,688	$—	$—	$7,688
Government-sponsored enterprise securities	—	92,470	—	92,470
Corporate bonds and commercial paper	—	151,202	—	151,202
Total	$7,688	$243,672	$—	$251,360

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$23,936	$—	$—	$23,936
Government-sponsored enterprise securities	—	77,047	—	77,047
Corporate bonds and commercial paper	—	197,007	—	197,007
Total	$23,936	$274,054	$—	$297,990

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders.  Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. We currently have six product candidates in clinical development: fostamatinib, an oral SYK inhibitor having shown efficacy in certain advanced clinical trials for immune disorders; R343, an inhaled SYK inhibitor for asthma, R333, a topical JAK/SYK inhibitor for discoid lupus, and R348, a topical JAK/SYK inhibitor for chronic dry eye — all in Phase 2 clinical trials; and two oncology product candidates in Phase 1 development with partners BerGenBio and Daiichi Sankyo.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of June 30, 2013, we had approximately $251.6 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

Product Development Programs

Our product development portfolio features multiple novel, small-molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory and autoimmune diseases, as well as muscle disorders.

Clinical Stage Programs

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

OSKIRA

The (Oral SYK Inhibition in Rheumatoid Arthritis) OSKIRA program was designed to investigate fostamatinib as a potential new oral treatment option for RA and an alternative to injectable therapies for patients with an inadequate response to conventional DMARDs, including MTX (OSKIRA-1 and OSKIRA-2) and those with an inadequate response to TNF-α antagonists (OSKIRA-3). OSKIRA-1 was a 12-month study with approximately 900 patients, examining the effect of fostamatinib (100 mg bid or 100 mg bid for one month followed by 150 mg qd) compared with placebo over a 24 week period, in patients responding inadequately to MTX. OSKIRA-1 had co-primary endpoints of American College of Rheumatology (ACR)20 scores and mTSS (x-ray endpoint assessing structural progression) at 24 weeks. OSKIRA-2 was a 12-month study with approximately 900 patients, examining the effect of fostamatinib (100 mg bid or 100 mg bid for one month followed by 150 mg qd) compared with placebo over a 24 week period, in patients responding inadequately to DMARDs. OSKIRA-2 had a primary endpoint of ACR20 at 24 weeks. OSKIRA-3 was a six-month study of approximately 320 patients assessing the effect of fostamatinib (100 mg bid or 100 mg bid for one month followed by 150 mg qd) compared with placebo in patients responding inadequately to TNF-α antagonist therapy. The primary endpoint of OSKIRA-3 was ACR20 at 24 weeks.

In June 2013, AZ announced the topline results from OSKIRA-2 and OSKIRA-3, two pivotal Phase 3 clinical trials investigating fostamatinib, the first oral SYK inhibitor in development for RA. In the OSKIRA-2 study of patients inadequately responding to DMARDs, fostamatinib in combination with DMARDs showed statistically significant improvements in ACR20 response rates at 24 weeks in both the 100mg twice daily group and the group receiving 100mg twice daily for four weeks followed by 150mg once daily (39.6%, p<0.001 both arms) compared to placebo (24.5%). In the OSKIRA-3 study of patients inadequately responding to MTX and a single TNF-alpha antagonist, fostamatinib in combination with MTX showed statistically significant improvements in ACR20 response rates at 24 weeks in the 100mg twice daily group (36.2%, p=0.004) but not in the group given 100mg twice daily for four weeks followed by 150mg once daily (27.8%, p=0.168) compared to placebo (21.1%). The safety and tolerability findings for fostamatinib observed in the OSKIRA Phase 3 program were generally consistent with those previously reported in earlier studies. The most commonly reported adverse events in the OSKIRA program include hypertension, diarrhea, nausea, headache and nasopharyngitis (common cold).

Based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, in June 2013, AZ informed us that it would not proceed with regulatory filings and, instead would return the rights to the compound to us. Fostamatinib is the most advanced oral SYK inhibitor in development and may have applications in patients with RA as well as other potential indications.  We are collecting and reviewing the results of AZ’s extensive development efforts with fostamatanib and will determine the appropriate path forward. AZ is solely responsible for all costs and expenses incurred by both parties in connection with the transfer of responsibilities within 180 days from the date of written notice of termination, which was June 7, 2013.

In April 2013, AZ announced top-line results of OSKIRA-1, a Phase 3 study to assess the efficacy and safety of fostamatinib.  OSKIRA-1 had two primary endpoints: assessing signs and symptoms of RA as measured by ACR20 response rates, and an X-ray endpoint known as mTSS (modified Total Sharp Score). In the OSKIRA-1 study, fostamatinib achieved a statistically significant improvement in ACR 20 response rate at 24 weeks in both the 100 mg twice daily group and the group that received 100 mg twice daily for four weeks followed by 150 mg once daily (49%, p<0.001 and 44%, p=0.006 respectively) compared to placebo (34%). Fostamatinib did not demonstrate a statistically significant difference in mTSS compared to placebo at 24 weeks for either dose (p=0.252 and p=0.170, respectively). The safety and tolerability findings for fostamatinib observed in the OSKIRA-1 study were generally consistent with those previously reported for the TASKi Phase 2 program. The most commonly reported adverse events were typical of those seen in earlier studies, including hypertension, diarrhea, nausea, headache and nasopharyngitis (common cold).

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

Fostamatinib—Other Indications

In addition to RA, fostamatinib has been studied in patients with other immune disorders and some cancers. AZ commenced Phase 2 clinical trials to investigate the effect of fostamatinib on hematological malignancies in the first quarter of 2012. The randomized double-blind Phase 2 clinical trial was designed to evaluate the effectiveness of two doses of fostamatinib (100mg twice daily and 200mg twice daily) in patients with worsening or unmanageable diffuse large B-cell lymphoma. As discussed above, AZ informed us that it would return the rights to the compound to us.

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

SITAR.  In September 2012, we initiated a Phase 2 clinical study designed to investigate R343 for the treatment of allergic asthma. The Phase 2 clinical study, called SITAR (SYK Inhibition for Treatment of Asthma with R343), is designed to randomize approximately 270 adults with allergic asthma into the three arms of the study for eight weeks of treatment with either of two different doses of the study agent or placebo. R343 is being delivered directly into the lungs via a dry powder inhalation device. We expect results of this study this quarter.

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

SKINDLE.  In September 2012, we initiated a Phase 2 clinical study designed to investigate R333 for the treatment of DLE. In this Phase 2 clinical study, called SKINDLE (SYK Kinase Inhibition for DLE), more than 50 patients with active discoid skin lesions from DLE or Systemic Lupus Erythematosus (SLE), are randomized into two groups. One group received R333 in a topical ointment and the other a placebo ointment administered on the lesions twice daily for four weeks. We expect results of this study in the fourth quarter of 2013.

R348—Keratoconjunctivitis Sicca

Disease background.  Chronic dry eye, or keratoconjunctivitis sicca, an inflammatory disease that often affects the lacrimal (tear producing) glands of the eye. Over five million Americans suffer with this disorder, and many patients with chronic dry eye may also suffer with autoimmune conditions, including systemic lupus erythematosus and rheumatoid arthritis.  Chronic dry eye is an irritating and painful disease that may be destructive to the cornea if not well controlled.

Topical Ophthalmic JAK/SYK inhibitor program.  Since both JAK and SYK are important components in the body’s immune and inflammatory responses, R348’s combined JAK/SYK inhibition is expected to offer relief directly to the eye. A recently completed Phase 1 study of R348 in patients with dry eye disease showed that the drug candidate is well tolerated. In July 2013, we initiated a Phase 2 study, called DROPS (Dry Eye Rigel Ophthalmic Phase 2 Study). This multi-center, randomized, double-masked study, will evaluate two doses of R348 versus placebo administered twice a day over a three-month period in approximately 210 patients with dry eye disease.  The efficacy endpoints will include change from baseline in corneal staining, tear production and dry eye symptom scores.  Results of this Phase 2 study are expected in the first half of 2014.

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

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. We currently do not have significant active collaborations.

AstraZeneca

Fostamatinib

In February 2010, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our oral SYK inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement included a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. AZ was responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors. The agreement became effective on March 26, 2010, and we received an upfront payment from AZ of $100.0 million in April 2010. In September 2010, we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ.

In June 2013, based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, AZ informed us that it would not proceed with regulatory filings and, instead would return the rights to the compound to us. Fostamatinib is the most advanced oral SYK inhibitor in development and may have applications in patients with RA as well as other potential indications.  We are collecting and reviewing the results of AZ’s extensive development efforts with fostamatanib and will determine the appropriate path forward. AZ is solely responsible for all costs and expenses incurred by both parties in connection with the transfer of responsibilities within 180 days from the date of written notice of termination, which was June 7, 2013.

Other Agreements

We have active collaborations with several partners. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments and royalties on any net sales of products under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $160.0 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $68.9 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of commercial or launch events.

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

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it. In July 2012, we received a payment of $500,000 from BerGenBio due to us 12 months from June 29, 2011, the effective date of the agreement. We recognized the payment as revenue in the second quarter of 2012.

In August 2002, we entered into a collaboration agreement with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In April 2013, we received a $1.4 million payment from Daiichi related to the filing of an IND for an oncology compound. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments under this arrangement totaling $7.9 million and may earn additional payments in connection with the achievement of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of specified events.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Categories:	2013	2012	2013	2012
Research	$6,171	$6,243	$12,806	$12,382
Development	7,860	8,749	16,173	14,723
Other	5,362	5,932	10,729	11,723

	$19,393	$20,924	$39,708	$38,828

“Other” expenses mainly represent allocated facilities costs of approximately $4.4 million and $4.3 million for the three months ended June 30, 2013 and 2012, respectively, and allocated stock-based compensation expenses of approximately $1.0 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, allocated facilities costs were approximately $8.7 million and $8.4 million, respectively, and allocated stock-based compensation expenses were approximately $2.0 million and $3.3 million, respectively.

For the period from January 1, 2007, the date when we started tracking research and development expense by category, to June 30, 2013, our total research and development expense for research, development and other was approximately $146.7 million, $213.8 million and $162.5 million, respectively.

For the three and six months ended June 30, 2013, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, research and development expense for our asthma program, topical ophthalmic JAK/SYK inhibitor program, and our topical JAK/SYK inhibitor program, and allocated facilities costs.  For the three and six months ended June 30, 2012, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, research and development expense for our asthma program, our topical JAK/SYK inhibitor program, and our oral JAK3 inhibitor program, and allocated facilities costs.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of Accumulated Other Comprehensive Income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU No. 2013-02 is effective for fiscal years beginning after December 15, 2012. We adopted ASU No. 2013-02 on January 1, 2013 on a prospective basis. The adoption had no material effect on our financial position or results of operations.

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

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Contract revenues from collaborations	$1,400	$1,500	$(100)	$1,400	$2,250	$(850)

Revenues by collaborator were:

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Daiichi Sankyo	$1,400	$—	$1,400	$1,400	$750	$650
AstraZeneca	—	1,000	(1,000)	—	1,000	(1,000)
BerGenBio	—	500	(500)	—	500	(500)
Total	$1,400	$1,500	$(100)	$1,400	$2,250	$(850)

Contract revenue from collaborations in the three months ended June 30, 2013 was comprised of a $1.4 million payment from Daiichi for the IND filing for an oncology compound. Contract revenue from collaborations for the three months ended June 30, 2012 was comprised of a $1.0 million upfront payment from AZ pursuant to the worldwide license agreement for R256, a potential treatment for moderate to severe chronic asthma, as well as a payment of $500,000 from BerGenBio related to an oncology program. Contract revenue from collaborations for the six months ended June 30, 2012 was comprised of a $1.0 million upfront payment from AZ, a $750,000 payment from Daiichi related to an oncology compound, as well as a payment of $500,000 from BerGenBio. We had no deferred revenue as of June 30, 2013. Our potential future revenues may include payments from our current collaboration partners and from new collaboration partners with which we enter into agreements in the future, if any.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Research and development expense	$19,393	$20,924	$(1,531)	$39,708	$38,828	$880
Stock-based compensation expense included in research and development expense	$1,002	$1,636	$(634)	$2,025	$3,348	$(1,323)

The decrease in research and development expense for the three months ended June 30, 2013, compared to the same period in 2012, was primarily due to the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below, as well as a decrease in personnel cost related to bonus expense. The increase in research and development expense for the six months ended June 30, 2013, compared to the same period in 2012, was primarily due to the increase in research and development expense related to R348, our topical JAK/SYK inhibitor program for chronic dry eye and R118, our muscle endurance program for intermittent claudication, partially offset by a decrease in research and development expense related to R548, our transplant rejection program, and R333, our topical JAK/SYK inhibitor program for discoid lupus, as well as a decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below. We expect that our research and development expense will increase through the remainder of 2013 due to the continued progress of our three Phase 2 clinical trials for R343, R333 and R348.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
General and administrative expense	$4,892	$5,458	$(566)	$10,287	$11,614	$(1,327)
Stock-based compensation expense included in general and administrative expense	$745	$1,375	$(630)	$1,515	$2,761	$(1,246)

The decrease in general and administrative expense for the three and six months ended June 30, 2013, compared to the same periods in 2012, was primarily due to the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below.

Stock-Based Compensation Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$1,734	$2,993	$(1,259)	$3,517	$6,081	$(2,564)
Consultant options	13	18	(5)	23	28	(5)
Total	$1,747	$3,011	$(1,264)	$3,540	$6,109	$(2,569)

The decrease in stock-based compensation expense for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was mainly because the majority of options granted in 2013 have a longer vesting period and a lower valuation as compared to options granted in 2012.

Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Interest income	$117	$144	$(27)	$253	$280	$(27)

Interest income results from our interest-bearing cash and investment balances. Interest income was relatively flat for the three months and six months ended June 30, 2013, as compared to the same periods in 2012.

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

As of June 30, 2013, we had approximately $251.6 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $298.2 million as of December 31, 2012, a decrease of approximately $46.6 million. The decrease was primarily attributable to payments associated with operating expenses for the six months ended June 30, 2013. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

For the six months ended June 30, 2013, we maintained an investment portfolio primarily in money market funds, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(46,432)	$(44,013)
Investing activities	33,994	50,158
Financing activities	822	1,373

Net (decrease) increase in cash and cash equivalents	$(11,616)	$7,518

Net cash used in operating activities was approximately $46.4 million for the six months ended June 30, 2013, compared to approximately $44.0 million for the six months ended June 30, 2012. In each period, net cash used in operating activities primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $34.0 million for the six months ended June 30, 2013, compared to approximately $50.2 million for the six months ended June 30, 2012.  Net cash provided by investing activities in each period related to net maturities of available-for-sale securities and capital expenditures. Capital expenditures were approximately $925,000 for the six months ended June 30, 2013, compared to approximately $2.4 million for the same period in 2012.

Net cash provided by financing activities was approximately $822,000 for the six months ended June 30, 2013, compared to approximately $1.4 million for the same period in 2012. Net cash provided by financing activities in 2013 was primarily due to the proceeds from the issuance of shares under our Purchase Plan. Net cash provided by financing activities in 2012 was primarily due to the proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

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

As of June 30, 2013, we had the following contractual commitments:

		Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Facilities lease	$69,241	$14,080	$29,867	$25,294	$—

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In June 2013, our partner, AZ announced the topline results from OSKIRA-2 and OSKIRA-3, two pivotal Phase 3 clinical trials investigating fostamatinib, the first oral SYK inhibitor in development for RA. Based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, in June 2013, AZ informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. As such, our collaboration agreement with AZ related to fostamatinib will no longer be a potential source of future funds for us. Accordingly, we may have to fund any further clinical development and potential commercialization of fostamatinib on our own, which would likely accelerate our need for additional capital, or alternatively seek another collaborator or licensee for clinical development and commercialization, which we may not be able to obtain on commercially reasonable terms or at all, or abandon the development and commercialization of fostamatinib. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

Our future funding requirements will depend on many uncertain factors.*

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

•                  the progress and success of clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us or our collaborative partners or licensees;

•                  the progress of research and development programs carried out by us;

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

We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, in June 2013, our partner, AZ, informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. We are in the process of collecting and reviewing the results of AZ’s extensive development efforts with fostamatanib and determine the appropriate path forward, but cannot assure you that we will be able to successfully complete the clinical development of fostamatinib and ultimately commercialize fostamatinib. If we are unable to complete the clinical development of fostamatinib, our business may be harmed.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have four product compounds in the clinical testing stage: fostamatinib, of which topline results for OSKIRA-2 and OSKIRA-3 pivotal Phase 3 clinical trials in RA has recently been released; R343, with indication for allergic asthma; R333, with indication for discoid lupus; and R348, with indication for chronic dry eye. R343, R333 and R348 are currently in Phase 2 clinical trials. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, it was due to the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $48.6 million for the six months ended June 30, 2013. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses for at least the next 12 months and there can be no assurance that we will generate operating income in the future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of June 30, 2013, we had an accumulated deficit of approximately $808.6 million. The extent of our future losses or profitability, if any, is highly uncertain.

If our corporate collaborations or license agreements are unsuccessful, our research and development efforts could be delayed.*

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties now and in the future. We rely on these arrangements for not only financial resources, but also for expertise we need now and in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if these collaborations or additional third parties with which we may collaborate, if any, will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. In addition, our corporate collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate or development program. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason, including corporate restructuring, such failure might delay our ongoing research and development efforts, because we might not receive any future payments, and we would not receive any royalties associated with such compound or product. For example, our partner, AZ, recently decided that it will not proceed with regulatory filings and will return the rights to fostamatinib to us. As a result, the agreement with AZ is no longer a potential source of funds and may require us to seek another collaborator or licensee for clinical development and commercialization, which we may not be able to obtain on commercially reasonable terms or at all. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

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

Outside the United States, our ability, or that of our collaborative partners, to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks and costs associated with FDA approval described above and may also include additional risks and costs, such as the risk that such foreign regulatory authorities, which often have different regulatory and clinical study requirements, interpretations and guidance from the FDA, may require additional clinical trials or results for approval of a product candidate, any of which could result in delays, significant additional costs or failure to obtain such regulatory approval. For example, there can be no assurance that we or our collaborative partners will not have to provide additional information or analysis, or conduct additional studies, before receiving approval to market product candidates.

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 100 pending patent applications and over 240 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Future interest income and value of our investments may be impacted by declines in interest rates and the broader effects of the recent turmoil in the global credit markets.*

The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval. There can be no assurance that future deterioration in credit and financial markets will not occur. As a result, the interest paid on certain of our investments may decrease and the value of certain securities we hold may decline in the future, which could negatively affect our financial condition, cash flows and reported earnings.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.19*	2000 Equity Incentive Plan, as amended. (6)

10.22*	2000 Non-Employee Directors’ Stock Option Plan, as amended. (6)

10.30*	2011 Equity Incentive Plan, as amended. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

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

(6)         Filed as an exhibit to Rigel’s Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013, and incorporated herein by reference.

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

Date: August 6, 2013

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 6, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.19*	2000 Equity Incentive Plan, as amended. (6)

10.22*	2000 Non-Employee Directors’ Stock Option Plan, as amended. (6)

10.30*	2011 Equity Incentive Plan, as amended. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

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

(6)         Filed as an exhibit to Rigel’s Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013, and incorporated herein by reference.

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