Form 10-Q
period 2013-09-30
RIGEL PHARMACEUTICALS INC
filed 2013-11-05
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of October 30, 2013, there were 87,430,342 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,031	$33,484
Available-for-sale securities	214,851	264,757
Prepaid expenses and other current assets	2,131	4,217
Total current assets	233,013	302,458
Property and equipment, net	4,938	5,826
Other assets	1,586	1,759
	$239,537	$310,043

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,025	$1,697
Accrued compensation	2,874	6,775
Accrued research and development	2,679	2,124
Other accrued liabilities	652	942
Deferred rent - current portion	1,073	666
Total current liabilities	8,303	12,204

Long-term portion of deferred rent	7,752	8,647
Other long-term liabilities	80	96

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	87	87
Additional paid-in capital	1,055,599	1,049,174
Accumulated other comprehensive income	129	82
Accumulated deficit	(832,413)	(760,247)
Total stockholders’ equity	223,402	289,096
	$239,537	$310,043

(1)  The balance sheet at December 31, 2012 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2012.

See accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contract revenues from collaborations	$—	$—	$1,400	$2,250
Costs and expenses:
Research and development	17,574	20,186	57,282	59,014
General and administrative	4,677	5,383	14,964	16,997
Restructuring charges	1,679	—	1,679	—
Total costs and expenses	23,930	25,569	73,925	76,011

Loss from operations	(23,930)	(25,569)	(72,525)	(73,761)
Interest income	106	113	359	393

Net loss	$(23,824)	$(25,456)	$(72,166)	$(73,368)

Net loss per share, basic and diluted	$(0.27)	$(0.36)	$(0.83)	$(1.03)

Weighted average shares used in computing net loss per share, basic and diluted	87,430	71,636	87,240	71,505

See accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(23,824)	$(25,456)	$(72,166)	$(73,368)
Other comprehensive income:
Unrealized gain on available-for-sale securities	112	69	47	100

Comprehensive loss	$(23,712)	$(25,387)	$(72,119)	$(73,268)

See accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(72,166)	$(73,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,941	1,797
Stock-based compensation expense	5,603	9,354
Changes in assets and liabilities:
Prepaid expenses and other current assets	2,086	(141)
Other assets	173	165
Accounts payable	(672)	(168)
Accrued compensation	(3,901)	(1,872)
Accrued research and development	555	203
Other accrued liabilities	(290)	493
Deferred rent and other long term liabilities	(504)	(101)

Net cash used in operating activities	(67,175)	(63,638)

Investing activities
Purchases of available-for-sale securities	(276,328)	(282,813)
Maturities of available-for-sale securities	309,802	354,826
Sales of available-for-sale securities	16,479	—
Capital expenditures	(1,053)	(2,776)

Net cash provided by investing activities	48,900	69,237

Financing activities
Net proceeds from issuances of common stock	822	2,569

Net cash provided by financing activities	822	2,569
Net (decrease) increase in cash and cash equivalents	(17,453)	8,168
Cash and cash equivalents at beginning of period	33,484	18,633

Cash and cash equivalents at end of period	$16,031	$26,801

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

During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Outstanding options	15,473	13,596	15,473	13,596
Warrant	200	200	200	200
Purchase Plan	52	26	52	36
	15,725	13,822	15,725	13,832

5.              Stock Award Plans

Total stock-based compensation expense related to all of our stock-based awards that we recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Research and development	$1,035	$1,866	$3,060	$5,213
General and administrative	789	1,379	2,304	4,141
Restructuring charges	239	—	239	—
Total stock-based compensation expense	$2,063	$3,245	$5,603	$9,354

In September 2013, we announced that we had reduced our workforce by 18% or 30 positions in connection with efforts to prioritize projects and conserve our working capital. As part of the severance arrangement we offered the terminated employees, we extended the date to which the terminated employees had to exercise their vested options to June 30, 2014, rather than 90 days from the termination date as was stipulated under the employee’s option agreements pursuant to our equity incentive plan.  In addition, we also accelerated the vesting period of certain unvested stock options for one terminated employee. As a result of these modifications, we recorded non-cash stock-based compensation expense of $239,000 in the third quarter of 2013.  See Note 11 for further discussion regarding this reduction in our workforce.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and nine months ended September 30, 2013 and 2012:

	Equity Incentive Plans		Equity Incentive Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.5%	0.7%	1.0%	0.9%
Expected term (in years)	5.0	5.0	5.4	5.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	69.5%	83.9%	72.5%	81.6%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 3,034,456 shares of common stock during the nine months ended September 30, 2013, with a grant-date weighted-average fair value of $3.40 per share. We granted options to purchase 2,135,016 shares of common stock during the nine months ended September 30, 2012, with a grant-date weighted-average fair value of $5.44 per share.  As of September 30, 2013, there was approximately $8.3 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At September 30, 2013, there were 9,104,761 shares of common stock available for future grant under our equity incentive plans and no options to purchase shares were exercised during the nine months ended September 30, 2013.

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

As of September 30, 2013, there were approximately 178,037 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the nine months ended September 30, 2013 and 2012. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2013	2012
Risk-free interest rate	0.2%	0.2%
Expected term (in years)	1.4	1.2
Dividend yield	0.0%	0.0%
Expected volatility	64.4%	47.3%

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

In June 2013, based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, AZ informed us that it would not proceed with regulatory filings and, instead would return the rights to the compound to us. AZ is solely responsible for all costs and expenses incurred by both parties in connection with the transfer of responsibilities up to December 4, 2013.

In September 2013, we announced that we would not continue further development of fostamatinib for the treatment of RA or lymphoma due to insufficient efficacy findings from recent clinical trials and the competitive landscape in those indications.

Other Agreements

We have several active collaborations with additional several partners. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments and royalties on any net sales of products under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $160.0 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $68.9 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of commercial or launch events.

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

In June 2011, we entered into an exclusive license agreement with BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it. In July 2012, we received a payment of $500,000 from BerGenBio which we recognized as revenue in the second quarter of 2012.

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

9.     Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Checking account	$94	$251
Money market funds	14,437	23,936
U. S. treasury bills	2,104	—
Government-sponsored enterprise securities	80,867	77,047
Corporate bonds and commercial paper	133,380	197,007
	$230,882	$298,241
Reported as:
Cash and cash equivalents	$16,031	$33,484
Available-for-sale securities	214,851	264,757
	$230,882	$298,241

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2013	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$2,102	$2	$—	$2,104
Government-sponsored enterprise securities	80,809	60	(2)	80,867
Corporate bonds and commercial paper	133,311	75	(6)	133,380
Total	$216,222	$137	$(8)	$216,351

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$77,041	$37	$(31)	$77,047
Corporate bonds and commercial paper	196,931	98	(22)	197,007
Total	$273,972	$135	$(53)	$274,054

As of September 30, 2013, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Two Years
U. S. treasury bills	$—	$2,104
Government-sponsored enterprise securities	53,203	27,664
Corporate bonds and commercial paper	129,885	3,495
	$183,088	$33,263

As of September 30, 2013, our cash equivalents and available-for-sale securities had a weighted average time to maturity of 218 days. We view our investment portfolio as available for use in current operations.  Accordingly, we have classified all of our investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. In the second quarter of 2013, we sold certain available-for-sale securities at their approximate carrying values prior to maturity and received proceeds of $16.5 million. The cost of securities we sell is determined based on the specific identification method. At each of September 30, 2013 and December 31, 2012, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of September 30, 2013, a total of 14 individual securities had been in an unrealized loss position for 12 months or less and the losses were determined to be temporary.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
September 30, 2013	Fair Value	Losses
Government-sponsored enterprise securities	$2,998	$(2)
Corporate bonds and commercial paper	28,265	(6)
Total	$31,263	$(8)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$14,437	$—	$—	$14,437
U. S. treasury bills	—	2,104	—	2,104
Government-sponsored enterprise securities	—	80,867	—	80,867
Corporate bonds and commercial paper	—	133,380	—	133,380
Total	$14,437	$216,351	$—	$230,788

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$23,936	$—	$—	$23,936
Government-sponsored enterprise securities	—	77,047	—	77,047
Corporate bonds and commercial paper	—	197,007	—	197,007
Total	$23,936	$274,054	$—	$297,990

11.                               Restructuring Charges

In September 2013, we announced that we had reduced our workforce by 30 positions, mostly from the drug discovery area, as a consequence of prioritizing projects and looking to conserve our working capital. We recorded restructuring charges in the third quarter of 2013 of approximately $1.7 million within Restructuring Charges, which included $1.5 million of costs paid or to be paid in cash, and $239,000 of non-cash stock-based compensation expense primarily as a result of the modification of certain stock options (see Note 5). At September 30, 2013, the remaining accrued restructuring costs consists of $171,000 related to COBRA benefits for the fourth quarter of 2013.  This accrued liability is classified under accrued compensation on the balance sheet.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; the potential impact of our cost reduction plans and reduction in workforce, our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. We currently have five product candidates in development: fostamatinib, an oral SYK inhibitor for ITP that we expect to commence Phase 3 clinical trials; R348, a topical JAK/SYK inhibitor for dry eye in Phase 2 clinical trials; R118, an AMPK activator entering Phase 1 in early 2014; and two oncology product candidates in Phase 1 development with partners BerGenBio AS and Daiichi Sankyo.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of September 30, 2013, we had approximately $230.9 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

Product Development Programs

Our product development portfolio features multiple novel, small-molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory and autoimmune diseases, as well as muscle disorders.

Clinical Stage Programs

Fostamatinib - Immune Thrombocytopenic Purpura

Disease background.  Chronic ITP affects approximately 100,000 people, with the majority of these cases being in women. ITP is a blood disorder in which the immune system attacks and destroys the body’s own blood platelets, which have an important role in the clotting and healing process.  ITP patients can suffer bruising, bleeding and fatigue as a result of their low blood platelet counts.  Currently marketed therapies aim to raise blood platelet counts, but do not address the etiology of the disorder.

Orally-available SYK inhibitor program.    Platelet destruction from ITP is mediated by IgG signaling, and fostamatinib is a potent inhibitor of IgG signaling. The results of our Phase 2 study of fostamatinib to evaluate its safety and initial efficacy in chronic ITP patients, published in Blood (volume 113, number 14), showed that fostamatinib may be effective in treating this rare autoimmune disorder.  In this clinical trial, fostamatinib was orally administered in varying doses for 30 or more days and demonstrated that it can improve platelet counts in highly refractory patients.

In October 2013, we met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib in ITP. We expect to initiate two pivotal Phase 3 studies in the first half of 2014. Each of these trials is expected to enroll approximately 75 patients who would be treated for six months and have the option to enroll in an extension study. These trials will be randomized, placebo-controlled and will enroll verified ITP patients with platelet counts below 30,000 platelets per microliter of blood. The goal of the trials will be to achieve a durable platelet count increase to over 50,000 platelets per microliter of blood. We expect top line data from these studies in 2015.

Fostamatinib—Rheumatoid Arthritis

Disease background.  RA is a systemic autoimmune inflammatory disease that causes damage to the joints and other organs, affecting approximately 1 in 100 people in the United States. It is a major cause of disability and is also associated with reduced life expectancy, especially if it is not adequately treated.

In September 2013, we announced that we would not continue further development of fostamatinib for the treatment of RA or lymphoma due to insufficient efficacy findings from recent clinical trials and the competitive landscape in those indications.

OSKIRA

The (Oral SYK Inhibition in Rheumatoid Arthritis) OSKIRA program was designed to investigate fostamatinib as a potential new oral treatment option for RA and an alternative to injectable therapies for patients with an inadequate response to conventional disease modifying anti-rheumatic drugs (DMARDs). OSKIRA-1 was a 12-month study with approximately 900 patients, examining the effect of fostamatinib compared with placebo over a 24 week period, in patients responding inadequately to MTX. OSKIRA-1 had co-primary endpoints of American College of Rheumatology (ACR)20 scores and mTSS (x-ray endpoint assessing structural progression) at 24 weeks. OSKIRA-2 was a 12-month study with approximately 900 patients, examining the effect of fostamatinib compared with placebo over a 24 week period, in patients responding inadequately to DMARDs. OSKIRA-2 had a primary endpoint of ACR20 at 24 weeks. OSKIRA-3 was a six-month study of approximately 320 patients assessing the effect of fostamatinib compared with placebo in patients responding inadequately to TNF-α antagonist therapy. The primary endpoint of OSKIRA-3 was ACR20 at 24 weeks.

In June 2013, AZ announced the topline results from OSKIRA-2 and OSKIRA-3, two pivotal Phase 3 clinical trials investigating fostamatinib, the first oral SYK inhibitor in development for RA. In the OSKIRA-2 study of patients inadequately responding to DMARDs, fostamatinib in combination with DMARDs showed statistically significant improvements in ACR20 response rates at 24 weeks compared to placebo. In the OSKIRA-3 study of patients inadequately responding to MTX and a single TNF-alpha antagonist, fostamatinib in combination with MTX showed statistically significant improvements in ACR20 response rates at 24 weeks in the 100mg twice daily group but not in the group given 100mg twice daily for four weeks followed by 150mg once daily compared to placebo. The safety and tolerability findings for fostamatinib observed in the OSKIRA Phase 3 program were generally consistent with those previously reported in earlier studies. The most commonly reported adverse events in the OSKIRA program include hypertension, diarrhea, nausea, headache and nasopharyngitis (common cold).

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

In April 2013, AZ announced top-line results of OSKIRA-1, a Phase 3 study to assess the efficacy and safety of fostamatinib.  OSKIRA-1 had two primary endpoints: assessing signs and symptoms of RA as measured by ACR20 response rates, and an X-ray endpoint known as mTSS (modified Total Sharp Score). In the OSKIRA-1 study, fostamatinib achieved a statistically significant improvement in ACR 20 response rate at 24 weeks compared to placebo. Fostamatinib did not demonstrate a statistically significant difference in mTSS compared to placebo at 24 weeks. The safety and tolerability findings for fostamatinib observed in the OSKIRA-1 study were generally consistent with those previously reported for the TASKi Phase 2 program. The most commonly reported adverse events were typical of those seen in earlier studies, including hypertension, diarrhea, nausea, headache and nasopharyngitis (common cold).

Fostamatinib—Other Indications

In addition to RA, fostamatinib had been studied in patients with other immune disorders and some cancers. AZ commenced Phase 2 clinical trials to investigate the effect of fostamatinib on hematological malignancies in the first quarter of 2012. The randomized double-blind Phase 2 clinical trial was designed to evaluate the effectiveness of two doses of fostamatinib (100mg twice daily and 200mg twice daily) in patients with worsening or unmanageable diffuse large B-cell lymphoma. As discussed above, we have decided not to continue further development of fostamatinib for the treatment of lymphoma.

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

SITAR.  In August 2013, we announced that R343, an inhaled SYK inhibitor being evaluated as a potential therapeutic for patients with allergic asthma, did not meet the primary or secondary endpoints in a recently completed Phase 2 clinical study.  The primary endpoint was the change in pre-bronchodilator FEV1 (a measure of lung function) from baseline to dosing completion at Week 8, comparing active doses to placebo. R343 was shown to be relatively safe and well tolerated at both doses. The Phase 2 clinical study, called SITAR (SYK Inhibition for Treatment of Asthma with R343), was designed to randomize approximately 270 adults with allergic asthma into the three arms of the study for eight weeks of treatment with either of two different doses of the study agent or placebo. R343 is being delivered directly into the lungs via a dry powder inhalation device. In light of these overall findings, we have decided not to move forward with R343.

R333—Discoid Lupus Erythematosus (DLE)

Disease background.  DLE is an autoimmune disease of the skin characterized by disc-shaped sores with inflammation, swelling, scaling, scarring, pigment discoloration and hair loss. The lesions most commonly appear in sun exposed areas, predominantly on the face, chest and scalp. This disease has an acute phase, which research has connected to SYK signaling within the immune cascade. There is also a chronic phase of the disease due to the abundance of JAK signaling. Current treatments for DLE have either poor efficacy or significant toxicities.

Topical Dermatological JAK/SYK inhibitor program.  R333 is a topical dermatological JAK/SYK inhibitor, which may be useful in treating both the acute and chronic phases of DLE. We completed the Phase 1 clinical study of its topical agent to test its application in treating acute and chronic phases of DLE in the first half of 2012.

SKINDLE.  In October 2013, we announced that R333, which was being evaluated as a potential therapeutic for active skin lesions in patients with DLE in a Phase 2 clinical study, called SKINDLE (SYK Kinase Inhibition for DLE), did not meet the primary endpoint in a recently completed Phase 2 clinical study. The primary endpoint was the proportion of patients who achieved at least a 50% decrease from baseline in the total combined Erythema and Scaling score of all treated lesions at Week 4. R333 was shown to be relatively safe and well tolerated. In light of these overall findings, we have decided not to pursue this indication further with R333.

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

Topical Ophthalmic JAK/SYK inhibitor program.  Since both JAK and SYK are important components in the body’s immune and inflammatory responses, R348’s combined JAK/SYK inhibition is expected to offer relief directly to the eye. A recently completed Phase 1 study of R348 in patients with dry eye disease showed that the drug candidate is well tolerated. In July 2013, we initiated a Phase 2 study, called DROPS (Dry Eye Rigel Ophthalmic Phase 2 Study). This multi-center, randomized, double-masked study, will evaluate two doses of R348 versus placebo administered twice a day over a three-month period in approximately 210 patients with dry eye disease.  The efficacy endpoints will include change from baseline in corneal staining, tear production and dry eye symptom scores.  Results of this Phase 2 study are expected in the second half of 2014.

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

In the area of muscle atrophy and muscle endurance, we are focusing on several signaling pathways that are important for muscle homeostasis. Patients with chronic illnesses such as chronic heart failure, chronic obstructive pulmonary disease (COPD), or diabetes, often experience a decrease in strength and increase in fatigue due to muscle myopathy. We are conducting preclinical studies of an oral activator of adenosine monophosphate (AMP)-activated protein kinase (AMPK) to examine whether it can improve the body’s energy utilization and restore muscle endurance in chronically ill subjects. Our focus for this program is to evaluate its potential treatment in patients with peripheral vascular disease who exhibit exercise intolerance. We expect to enter into the clinic with this program in the beginning of 2014.

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

In June 2013, based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, AZ informed us that it would not proceed with regulatory filings and, instead would return the rights to the compound to us. AZ is solely responsible for all costs and expenses incurred by both parties in connection with the transfer of responsibilities up to December 4, 2013.

In September 2013, we announced that we would not continue further development of fostamatinib for the treatment of RA or lymphoma due to insufficient efficacy findings from recent clinical trials and the competitive landscape in those indications.

Other Agreements

We have several active collaborations with additional partners. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments and royalties on any net sales of products under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $160.0 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $68.9 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of commercial or launch events.

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

In August 2002, we entered into a collaboration agreement with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In April 2013, we received a $1.4 million payment from Daiichi related to the filing of an investigational new drug (IND) application for an oncology compound. In January 2012, we received a $750,000 payment from Daiichi related to an oncology compound in pre-clinical testing at Daiichi. We have earned, to date, payments under this arrangement totaling $7.9 million and may earn additional payments in connection with the achievement of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of specified events.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		From January 1, 2007*
Categories:	2013	2012	2013	2012	to September 30, 2013
Research	$5,336	$6,165	$18,142	$18,547	$152,001
Development	6,802	7,822	22,975	22,545	220,627
Other	5,436	6,199	16,165	17,922	167,951

	$17,574	$20,186	$57,282	$59,014	$540,579

* We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $4.4 million and $4.3 million for the three months ended September 30, 2013 and 2012, respectively, and allocated stock-based compensation expenses of approximately $1.0 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, allocated facilities costs were approximately $13.1 million and $12.7 million, respectively, and allocated stock-based compensation expenses were approximately $3.1 million and $5.2 million, respectively.

For the three and nine months ended September 30, 2013 and 2012, a major portion of our total research and development expense were associated with the salaries of our research and development personnel, research and development expense for our asthma program, topical ophthalmic JAK/SYK inhibitor program, topical JAK/SYK inhibitor program and AMPK activator program, as well as allocated facilities costs.

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

•                  “If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.”

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

Results of Operations

Three and Nine Months Ended September 30, 2013 and 2012

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Aggregate Change	2013	2012	Aggregate Change
	(in thousands)			(in thousands)
Contract revenues from collaborations	$—	$—	$—	$1,400	$2,250	$(850)

Revenues by collaborator were:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Aggregate Change	2013	2012	Aggregate Change
	(in thousands)			(in thousands)
Daiichi Sankyo	$—	$—	$—	$1,400	$750	$650
AstraZeneca	—	—	—	—	1,000	(1,000)
BerGenBio	—	—	—	—	500	(500)

Total	$—	$—	$—	$1,400	$2,250	$(850)

Contract revenue from collaborations in the nine months ended September 30, 2013 was comprised of a $1.4 million payment in the second quarter of 2013 from Daiichi for the IND filing for an oncology compound. Contract revenue from collaborations for the nine months ended September 30, 2012 was comprised of a $1.0 million upfront payment from AZ related to an asthma program in preclinical stage, a $750,000 payment from Daiichi related to an oncology compound, as well as a payment of $500,000 from BerGenBio related to an oncology program. We had no deferred revenue as of September 30, 2013. Our potential future revenues may include payments from our current collaboration partners and from new collaboration partners with which we enter into agreements in the future, if any.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Aggregate Change	2013	2012	Aggregate Change
	(in thousands)			(in thousands)
Total research and development expense	$17,574	$20,186	$(2,612)	$57,282	$59,014	$(1,732)
Stock-based compensation expense included in research and development expense	$1,035	$1,866	$(831)	$3,060	$5,213	$(2,153)

The decrease in research and development expense for the three months ended September 30, 2013, compared to the same period in 2012, was primarily due to the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below, as well as a decrease in bonus compensation expense. The decrease in research and development expense for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily due to the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below, as well as a decrease in accrued bonus compensation expense, partially offset by an increase in preclinical and clinical development costs. These costs were mainly related to the costs of R348, our topical JAK/SYK inhibitor program for chronic dry eye and R118, our oral AMPK activator program for intermittent claudication, partially offset by the decrease in research and development costs related to R548, our transplant rejection program. We expect that our research and development expense will increase through the remainder of 2013 due to the continued progress of our Phase 2 clinical trial of R348 in chronic dry eye and our plan to initiate two Phase 3 clinical trials of fostamatinib in ITP.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Aggregate Change	2013	2012	Aggregate Change
	(in thousands)			(in thousands)
Total general and administrative expense	$4,677	$5,383	$(706)	$14,964	$16,997	$(2,033)
Stock-based compensation expense included in general and administrative expense	$789	$1,379	$(590)	$2,304	$4,141	$(1,837)

The decrease in general and administrative expense for the three and nine months ended September 30, 2013, compared to the same periods in 2012, was primarily due to the decrease in stock-based compensation expense as discussed under “Stock-Based Compensation Expense” below, as well as a decrease in bonus compensation expense.

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Aggregate Change	2013	2012	Aggregate Change
	(in thousands)			(in thousands)
Total restructuring charges	$1,679	$—	$1,679	$1,679	$—	$1,679
Stock-based compensation expense included in restructuring charges	$239	$—	$239	$239	$—	$239

In September 2013, we announced that we had reduced our workforce by 30 positions, mostly from the drug discovery area as a consequence of prioritizing projects and looking to conserve our working capital. We recorded restructuring charges of approximately $1.7 million, including $1.5 million of workforce reduction costs paid or to be paid in cash, and $239,000 of non-cash stock-based compensation expense primarily as a result of the extension of the date the terminated employees have to exercise their vested options to June 30, 2014 rather than 90 days from termination date as is typically required under our equity incentive plan.

Stock-Based Compensation Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Aggregate Change	2013	2012	Aggregate Change
	(in thousands)			(in thousands)
Stock-based compensation expense from:
Officer, director and employee options	$2,057	$3,229	$(1,172)	$5,574	$9,310	$(3,736)
Consultant options	6	16	(10)	29	44	(15)
Total	$2,063	$3,245	$(1,182)	$5,603	$9,354	$(3,751)

The decrease in stock-based compensation expense for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was mainly because the majority of options granted in 2013 have a longer vesting period and a lower valuation as compared to options granted in 2012, offset by the increase in stock-based compensation expense of $239,000 related to the workforce reduction implemented in the third quarter of 2013.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Aggregate Change	2013	2012	Aggregate Change
	(in thousands)			(in thousands)
Interest income	$106	$113	$(7)	$359	$393	$(34)

Interest income results from our interest-bearing cash and investment balances. Interest income was relatively flat for the three months and nine months ended September 30, 2013, as compared to the same periods in 2012.

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

As of September 30, 2013, we had approximately $230.9 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $298.2 million as of December 31, 2012, a decrease of approximately $67.3 million. The decrease was primarily attributable to payments associated with operating expenses for the nine months ended September 30, 2013. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

Our future funding requirements will depend upon many factors, including, but not limited to:

•                  the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

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

For the nine months ended September 30, 2013, we maintained an investment portfolio primarily in money market funds, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(67,175)	$(63,638)
Investing activities	48,900	69,237
Financing activities	822	2,569

Net (decrease) increase in cash and cash equivalents	$(17,453)	$8,168

Net cash used in operating activities was approximately $67.2 million for the nine months ended September 30, 2013, compared to approximately $63.6 million for the nine months ended September 30, 2012. In each period, net cash used in operating activities primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $48.9 million for the nine months ended September 30, 2013, compared to approximately $69.2 million for the nine months ended September 30, 2012.  Net cash provided by investing activities in each period related to net maturities of available-for-sale securities and capital expenditures. Capital expenditures were approximately $1.1 million for the nine months ended September 30, 2013, compared to approximately $2.8 million for the same period in 2012.

Net cash provided by financing activities was approximately $822,000 for the nine months ended September 30, 2013, compared to approximately $2.6 million for the same period in 2012. Net cash provided by financing activities in 2013 was primarily due to the proceeds from the issuance of shares under our Purchase Plan. Net cash provided by financing activities in 2012 was primarily due to the proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

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

As of September 30, 2013, we had the following contractual commitments:

		Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Facilities lease	$65,778	$14,215	$30,164	$21,399	$—

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In June 2013, our partner, AZ announced the topline results from OSKIRA-2 and OSKIRA-3, two pivotal Phase 3 clinical trials investigating fostamatinib, the first oral SYK inhibitor in development for RA. Based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, in June 2013, AZ informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. As such, our collaboration agreement with AZ related to fostamatinib is no longer a potential source of future funds for us.  We have decided not to continue development of fostamatinib for the treatment of RA or lymphoma due to insufficient efficacy findings from recent clinical trials and the competitive landscape in those indications. We plan to commence Phase 3 clinical studies of fostamatinib in ITP on our own, which would likely accelerate our need for additional capital. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

Our future funding requirements will depend on many uncertain factors.*

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

•                  the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

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

We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials.  For example, R343, our inhaled SYK inhibitor being evaluated as a potential therapeutic for patients with allergic asthma, did not meet the primary or secondary endpoints in a recently completed Phase 2 clinical study.  Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, in June 2013, our partner, AZ, informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. We plan to commence Phase 3 clinical studies of fostamatinib in ITP on our own. We cannot assure you that we will be able to successfully complete the clinical development of fostamatinib and ultimately commercialize fostamatinib. If we are unable to complete the clinical development of fostamatinib, our business may be harmed.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have five product compounds in the clinical testing stage: fostamatinib, an oral SYK inhibitor for ITP which we expect to commence Phase 3 clinical trials; R348, with indication for chronic dry eye in Phase 2 clinical trials, R118, an AMPK activator entering Phase 1 in early 2014, and two oncology product candidates in Phase 1 development with partners BerGenBio and Daiichi Sankyo. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

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

The results of preliminary and mid-stage studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous studies. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical studies based on existing knowledge of the compounds. However, we cannot provide assurance that we will meet any of these timelines for clinical development. Additionally, the initial result of the completed Phase 1 clinical trial of R348 for chronic dry eye does not necessarily predict final result and the result may not be repeated in later clinical trials.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, it was due to the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $72.5 million for the nine months ended September 30, 2013. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses for at least the next 12 months and there can be no assurance that we will generate operating income in the future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of September 30, 2013, we had an accumulated deficit of approximately $832.4 million. The extent of our future losses or profitability, if any, is highly uncertain.

If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.*

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties now and in the future. We rely on these arrangements for not only financial resources, but also for expertise we need now and in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if these collaborations or additional third parties with which we may collaborate, if any, will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. In addition, our corporate collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate or development program. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason, including corporate restructuring, such failure might delay our ongoing research and development efforts, because we might not receive any future payments, and we would not receive any royalties associated with such compound or product. For example, our partner, AZ, recently decided that it would not proceed with regulatory filings and would return the rights to fostamatinib to us. As a result, the agreement with AZ is no longer a potential source of funds to us. We plan to commence a Phase 3 clinical study of fostamatinib in ITP on our own, which would likely accelerate our need for additional capital. We may seek another collaborator or licensee in the future for clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. If we are unable to form new collaborations or enter into new license agreements, our research and development efforts could be delayed. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 88 pending patent applications and over 250 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.*

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including fostamatinib for ITP and R348 for chronic dry eye. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•                  the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (File No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (File No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)        Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (File No. 333-45864), as amended, and incorporated herein by reference.

(4)        Filed as an exhibit to Rigel’s Current Report on Form 8-K (File No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)         Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (File No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2013

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 5, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)         (1)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (File No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (File No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)         Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (File No. 333-45864), as amended, and incorporated herein by reference.

(4)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (File No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)         Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (File No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.