Form 10-K
period 2013-12-31
RIGEL PHARMACEUTICALS INC
filed 2014-03-04
CIK 1034842

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Common Stock as reported on the Nasdaq Global Market on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $290,854,625. Shares of the registrant's outstanding Common Stock held by each executive officer, director and affiliates of the registrant's outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

          As of February 26, 2014, there were 87,524,349 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant's 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as "may," "will," "should," "could," "expect," "plan," ""anticipate," "might," "believe," "estimate," "predict," "intend" or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of commencement and results thereof; our corporate collaborations, and revenues that may be received from collaborations and the timing of those potential payments; our drug discovery technologies; our research and development expenses; protection of our intellectual property; and sufficiency of our cash resources and need for additional capital. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. A forward- looking statement speaks only as of the date on which it is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.    Business

Overview

        Rigel Pharmaceuticals, Inc. was incorporated in Delaware in June 1996, and is based in South San Francisco, California. We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. We currently have five product candidates in development: fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor expected to enter Phase 3 clinical trials for immune thrombocytopenic purpura (ITP) and a Phase 2 clinical trial for immunoglobulin A nephropathy (IgAN) in the first half of 2014; R348, a topical JAK/SYK inhibitor currently in Phase 2 clinical trials for dry eye; R118, an adenosine monophosphate (AMP)-activated protein kinase (AMPK) activator entering Phase 1 in the first half of 2014; and two oncology product candidates in Phase 1 development with partners BerGenBio AS (BerGenBio) and Daiichi Sankyo (Daiichi), respectively.

        Since the beginning of 2013, we have experienced the following business events:

  •
  In January 2014, we announced that we earned a payment of $5.8 million from AstraZeneca AB (AZ) resulting from AZ's continued development of R256 in asthma during December 2013.

  •
  In October 2013, our representatives met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib, an oral SYK inhibitor in development for patients with ITP. We expect to enter a pivotal Phase 3 clinical study in the first half of 2014.

  •
  In October 2013, we announced that R333, which was being evaluated as a potential therapeutic for active skin lesions in patients with discoid lupus erythematosus (DLE), did not meet the primary endpoint in the completed Phase 2 clinical study. In light of the overall findings, we have decided not to pursue this indication further with R333.

  •
  In September 2013, we announced that we reduced our workforce by 18%, resulting in the elimination of 30 positions, mostly from the drug discovery area as a consequence of prioritizing projects and efforts to conserve our cash resources.

  •
  In August 2013, we announced that R343, an inhaled SYK inhibitor being evaluated as a potential therapeutic for patients with allergic asthma, did not meet the primary or secondary endpoints in the completed Phase 2 clinical study. In light of the overall findings, we have decided not to pursue this indication further with R343.

  •
  In July 2013, we initiated a Phase 2 study, called DROPS (Dry Eye Rigel Ophthalmic Phase 2 Study). This multi-center, randomized, double-masked study evaluates two doses of R348 versus placebo administered twice a day over a three-month period in approximately 210 patients with dry eye disease. Results of this Phase 2 study are expected in the second half of 2014.

  •
  In April 2013, AZ announced top-line results of OSKIRA-1, a Phase 3 study to assess the efficacy and safety of fostamatinib, the first oral SYK inhibitor in development for rheumatoid arthritis (RA). In June 2013, AZ announced the topline results from OSKIRA-2 and OSKIRA-3, two pivotal Phase 3 clinical trials in patients with RA. Based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, in June 2013, AZ informed us that it would not proceed with regulatory filings and, instead would return the rights to the compound to us. In September 2013, we announced that we would not continue further development of fostamatinib for the treatment of RA or lymphoma due to insufficient efficacy findings from recent clinical trials and the competitive landscape in those indications.

Strategy

        Our research team is focused on creating a portfolio of product candidates that may be developed as small-molecule therapeutics for our own proprietary programs or for development by potential collaborative partners. We recognize that the product development process is subject to both high costs and a high risk of failure. We believe that identifying a variety of product candidates and working in conjunction with other pharmaceutical partners may minimize the risk of failure, fill the product pipeline gap at major pharmaceutical companies, and ultimately increase the likelihood of advancing clinical development and potential commercialization of the product candidates.

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

Pipeline	Current Stage	Status
Fostamatinib—Oral SYK Inhibitor
Immune Thrombocytopenic Purpura (ITP)	Phase 3	In October 2013, our representatives met with the FDA for an end-of-Phase 2 meeting for fostamatinib in development for patients with ITP. We expect to initiate a Phase 3 clinical program with two pivotal studies, one commencing in the first half of 2014 and one commencing in the third quarter of 2014, with top-line data for both studies expected by the second half of 2015.
IgA Nephropathy (IgAN)	Phase 2	We expect to initiate a Phase 2 clinical study to investigate fostamatinib for the treatment of IgAN in the summer of 2014.
R348—Topical Ophthalmic JAK/SYK Inhibitor
Keratoconjunctivitis Sicca	Phase 2	In July 2013, we initiated a Phase 2 clinical study to investigate R348 for the treatment of keratoconjunctivitis sicca or chronic dry eye. Results of this Phase 2 study are expected in the second half of 2014.
Dry Eye in Patients with Ocular Graft-Versus-Host Disease	Phase 2	We expect to initiate a Phase 2 clinical study to investigate R348 for the treatment of dry eye in patients with ocular graft-versus-host disease (GvHD) in the second quarter of 2014.
R118—AMPK Activator
Intermittent Claudication (IC)	Phase 1	We plan to initiate a Phase 1clinical trial of R118 in patients with IC in the first half of 2014.

Clinical Stage Programs

  Fostamatinib—Immune Thrombocytopenic Purpura

        Disease background.    Chronic ITP affects approximately 100,000 people, with the majority of these cases being in women. ITP is a blood disorder in which the immune system attacks and destroys the body's own blood platelets, which have an important role in the clotting and healing process. ITP patients can suffer bruising, bleeding and fatigue as a result of their low blood platelet counts. Currently marketed therapies aim to raise blood platelet counts, but do not address the underlying cause of the disorder.

        Orally-available SYK inhibitor program.    Platelet destruction from ITP is mediated by immunoglobulin G (IgG) signaling, and fostamatinib is a potent inhibitor of IgG signaling. The results of our Phase 2 study of fostamatinib to evaluate its safety and initial efficacy in chronic ITP patients, published in Blood (2009, volume 113, number 14), showed that fostamatinib may be effective in treating this rare autoimmune disorder. In this clinical trial, fostamatinib was orally administered in varying doses for 30 or more days and demonstrated that it can improve platelet counts in highly refractory patients.

        In October 2013, we met with the FDA for an end-of-Phase 2 meeting for fostamatinib in ITP. We expect to initiate a Phase 3 clinical program with two pivotal studies, one commencing in the first half of 2014 and one commencing in the third quarter of 2014. Each of these trials is expected to enroll approximately 75 patients who would be treated for six months and have the option to enroll in an extension study. These trials will be randomized, placebo-controlled and will enroll verified ITP patients with platelet counts below 30,000 platelets per microliter of blood. The goal of the trials will be to achieve a durable platelet count increase to over 50,000 platelets per microliter of blood. We expect top-line data from these studies in the second half of 2015.

  Fostamatinib—IgA Nephropathy

        Disease background.    IgAN is an autoimmune disease that severely affects the functioning of the kidneys. An estimated 12,000 Americans are diagnosed with this type of glomerulonephritis each year, with 25% of its victims eventually requiring dialysis and/or kidney transplantation over time. IgAN is characterized by the deposition of IgA immune complexes in the glomeruli of the kidneys leading to an inflammatory response and subsequent tissue damage that ultimately disrupts the normal filtering function of the kidneys. By inhibiting SYK in kidney cells, fostamatinib may block the signaling of IgA immune complex receptors and arrest or slow destruction of the glomeruli. We expect to enter a Phase 2 study of fostamatinib in patients with IgAN in the summer of 2014.

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

  OSKIRA

        The OSKIRA (Oral SYK Inhibition in Rheumatoid Arthritis) program was designed to investigate fostamatinib as a potential new oral treatment option for RA and an alternative to injectable therapies for patients with an inadequate response to conventional disease modifying anti-rheumatic drugs (DMARDs). OSKIRA-1 was a 12-month study with approximately 900 patients, examining the effect of fostamatinib compared with placebo over a 24 week period, in patients responding inadequately to MTX. OSKIRA-1 had co-primary endpoints of American College of Rheumatology (ACR)20 scores and mTSS (x-ray endpoint assessing structural progression) at 24 weeks. OSKIRA-2 was a 12-month study with approximately 900 patients, examining the effect of fostamatinib compared with placebo over a 24 week period, in patients responding inadequately to DMARDs. OSKIRA-2 had a primary endpoint of ACR20 at 24 weeks. OSKIRA-3 was a six-month study of approximately 320 patients assessing the effect of fostamatinib compared with placebo in patients responding inadequately to TNF-a antagonist therapy. The primary endpoint of OSKIRA-3 was ACR20 at 24 weeks.

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

        Based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, in June 2013, AZ informed us that it would not proceed with regulatory filings and, instead would return the rights to the compound to us. AZ was solely responsible for all costs and expenses incurred by both parties in connection with the transfer of responsibilities up to the effective termination of the agreement on December 4, 2013.

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

  R348—Keratoconjunctivitis Sicca

        Disease background.    Chronic dry eye, or keratoconjunctivitis sicca, is an inflammatory disease that often affects the lacrimal (tear producing) glands of the eye. Over five million Americans suffer with this disorder, and many patients with chronic dry eye may also suffer with autoimmune conditions, including systemic lupus erythematosus and rheumatoid arthritis. Chronic dry eye is an irritating and painful disease that may be destructive to the cornea if not well controlled.

        Topical Ophthalmic JAK/SYK inhibitor program.    Since both JAK and SYK are important components in the body's immune and inflammatory responses, R348's combined JAK/SYK inhibition is expected to offer relief directly to the eye. A recently completed Phase 1 study of R348 in patients with dry eye disease showed that the drug candidate is well tolerated. In July 2013, we initiated a Phase 2 study, called DROPS. This multi-center, randomized, double-masked study, evaluates two doses of R348 versus placebo administered twice a day over a three-month period in approximately 210 patients with dry eye disease. The efficacy endpoints will include change from baseline in corneal staining, tear production and dry eye symptom scores. Results of this Phase 2 study are expected in the second half of 2014.

  R348—Dry Eye in Patients with Ocular Graft-Versus-Host Disease

        Disease background.    According to an article published by the American Academy of Ophthalmology, a significant number (22% to 80%) of patients with acute or chronic GvHD develop a secondary incidence of dry eye (keratoconjunctivitis sicca). In general, these patients are severely ill and have a great medical need for a topical therapy that may better manage their symptoms.

        Topical Ophthalmic JAK/SYK inhibitor program.    We expect to initiate a Phase 2 study of R348 in patients with dry eye as a result of primary GvHD in the second quarter of 2014.

  R118—Intermittent Claudication

        Disease background.    Intermittent claudication (IC) refers to the muscle pain associated with peripheral artery disease (PAD) caused by either atherosclerosis or inflammation. Patients with IC have difficulty with simple activities, like walking, and current therapies do not provide sufficient relief. IC affects more than 5% of the population age 65 or older, but anyone with PAD may also suffer the effects of IC.

        AMPK activator program.    Preclinical evaluation of R118, an AMPK activator, has shown it to be a central regulator of lipid and metabolic activity and capable of increasing muscle endurance. We plan to initiate a Phase 1 trial of R118 in patients with IC in the first half of 2014.

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

        SITAR.    In August 2013, we announced that R343, an inhaled SYK inhibitor being evaluated as a potential therapeutic for patients with allergic asthma, did not meet the primary or secondary endpoints in a recently completed Phase 2 clinical study. The primary endpoint was the change in pre-bronchodilator FEV1 (a measure of lung function) from baseline to dosing completion at Week 8, comparing active doses to placebo. R343 was shown to be relatively safe and well tolerated at both doses. The Phase 2 clinical study, called SITAR (SYK Inhibition for Treatment of Asthma with R343), was designed to randomize approximately 270 adults with allergic asthma into the three arms of the study for eight weeks of treatment with either of two different doses of the study agent or placebo. R343 was being delivered directly into the lungs via a dry powder inhalation device. In light of these overall findings, we have decided not to move forward with R343.

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

  AstraZeneca

  Fostamatinib

        In February 2010, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our oral SYK inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement included a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. AZ was responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors. The agreement became effective on March 26, 2010, and we received an upfront payment from AZ of $100.0 million in April 2010. In September 2010, we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for their initiation of Phase 3 clinical trials in the fostamatinib program by AZ. Under the agreement, our deliverables were: (i) granting a license of rights to fostamatinib, (ii) transfer of technology (know-how) related to fostamatinib, and (iii) conducting, at our expense, the fostamatinib open label extension study until it was transferred to AZ on September 25, 2010. We concluded that these deliverables should be accounted for as one single unit of accounting, and we recognized the $100.0 million upfront payment received in April 2010 from AZ ratably over the performance period from March 26, 2010, the effective date of the agreement, through September 25, 2010, the completion date of the last deliverable, which was the transfer of the fostamatinib long-term open label extension study to AZ. We elected a straight-line method for recognition of this upfront payment as the effort to advance and transfer the study was consistent over the short transition period.

        In June 2013, based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, AZ informed us that it would not proceed with regulatory filings and, instead would return the rights to the compound to us. AZ was solely responsible for all costs and expenses incurred by both parties in connection with the transfer of responsibilities up to the effective termination of the agreement on December 4, 2013.

        In September 2013, we announced that we would not continue further development of fostamatinib for the treatment of RA or lymphoma due to insufficient efficacy findings from recent clinical trials and the competitive landscape in those indications.

  Other Agreements

        We have several active collaborations with additional partners. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $152.3 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $61.2 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize the licensed products.

        Since we do not control the research, development or commercialization of the product candidates generated under these collaborations, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these collaborations and it is possible that we may never receive any additional significant contingent payments or royalties under these collaborations.

        In June 2012, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our program, R256, an inhaled janus kinase (JAK) inhibitor shown to inhibit interleukin (IL)-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma. AZ is responsible for beginning the first-in-human clinical studies for R256, and for designing and conducting the clinical development of the compound. AZ also has exclusive rights to commercialize R256 around the world. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting. As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012. On December 31, 2013, we earned revenue associated with the time-based non-refundable payment of $5.8 million from AZ in consideration for AZ's decision to continue its development of R256 in asthma.

        In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program, which is currently in Phase 1 development. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it. In July 2012, we received a time-based payment of $500,000 from BerGenBio due to us on June 29, 2012, pursuant to the terms of the agreement. We recognized the payment as revenue in the second quarter of 2012.

        In August 2002, we entered into a collaboration agreement with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In April 2013, we received a $1.4 million payment from Daiichi related to Daiichi's filing of an IND for an oncology compound, which is currently in Phase 1 development. In January 2012, we received a $750,000 payment from Daiichi. To date, we have earned payments under this arrangement totaling $7.9 million and may earn additional payments in connection with the achievement by Daiichi of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi's future efforts and achievements of specified events.

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

Pharmacology and Preclinical Development

        We believe that the rapid characterization and optimization of compounds identified in high-throughput screening (HTS) will generate high quality preclinical development candidates. Our pharmacology and preclinical development group facilitates lead optimization by characterizing lead compounds with respect to pharmacokinetics, potency, efficacy and selectivity. The generation of proof-of-principle data in animals and the establishment of standard pharmacological models with which to assess lead compounds represent integral components of lead optimization. As programs move through the lead optimization stage, our pharmacology and preclinical development groups support our chemists and biologists by performing the necessary studies, including toxicology, for investigational new drug (IND) application submissions.

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

Intellectual Property

        We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. We have about 83 pending patent applications and over 260 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

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

        R406.    R406 is covered as a composition of matter in a U.S. issued patent and, with a patent term adjustment, has an expiration date in February 2025. R406 is also covered under two broader composition of matter patents issued in the U.S. expiring in February 2023 and July 2024. Methods of using R406 to treat various indications and compositions of matter covering certain intermediates used to make R406 are also covered under patents described above. Corresponding applications have been filed in foreign jurisdictions under the PCT and are at various stages of prosecution.

Competition

        The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, there are existing therapies and drug candidates in development for the treatment of ITP that may be alternative therapies to fostamatinib, if it is ultimately approved for commercialization. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as from academic and research institutions and government agencies, both in the United States and abroad. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions as our research programs. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small molecule pharmaceuticals. We also face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that are useful in compound screening, as the technologies used by us in our drug discovery efforts.

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

        Our competitors might develop technologies and drugs that are more effective or less costly than any that are being developed by us or that would render our technology and product candidates obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory agencies for product candidates more rapidly. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before us may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay or prevent our ability to market certain products. Any drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, might not be able to compete successfully with competitors' existing or future products or obtain regulatory approval in the United States or elsewhere.

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

Research and Development Expenses

        A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. See "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for each of the fiscal years 2013, 2012 and 2011.

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

Employees

        As of December 31, 2013, we had 129 employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

        In September 2013, we announced that we reduced our workforce by 18%, which resulted in the elimination of 30 positions, mostly from the drug discovery area as a consequence of prioritizing projects and efforts to conserve our cash resources.

Scientific and Medical Advisors

        We utilize scientists and physicians to advise us on scientific and medical matters as part of our ongoing research and product development efforts, including experts in clinical trial design, preclinical development work, chemistry, biology, infectious diseases, immunology, muscle wasting and metabolism, general metabolism and oncology. Certain of our scientific and medical advisors and consultants receive non-employee options to purchase our common stock and an honorarium for time spent assisting us.

Available Information

        Our website is located at www.rigel.com. The information found on our website is not part of or incorporated by reference into this Annual Report on Form 10-K. We electronically file with the Securities and Exchange Commission (SEC) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to the reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Further, copies of these reports are available at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

        We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In April 2013, our partner, AZ announced the top-line results of OSKIRA-1, a Phase 3 study to assess the efficacy and safety of fostamatinib, the first oral SYK inhibitor in development for RA. In June 2013, AZ announced the topline results from OSKIRA-2 and OSKIRA-3, two pivotal Phase 3 clinical trials investigating fostamatinib. Based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, in June 2013, AZ informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. As such, our collaboration agreement with AZ related to fostamatinib is no longer a potential source of future funds for us. We have decided not to continue development of fostamatinib for the treatment of RA or lymphoma due to insufficient efficacy findings from recent clinical trials and the competitive landscape in those indications. We plan to commence a Phase 3 clinical program to study fostamatinib in ITP in the first half of 2014 on our own, which may accelerate our need for additional capital. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

  •
  we, or the FDA or similar foreign regulatory authorities, may terminate or suspend the trials;

  •
  our results may not be statistically significant;

  •
  patient recruitment and enrollment may be slower than expected;

  •
  patients may drop out of the trials; and

  •
  regulatory and clinical study requirements, interpretations or guidance may change.

        We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, R343, our inhaled SYK inhibitor being evaluated as a potential therapeutic for patients with allergic asthma, did not meet the primary or secondary endpoints in a recently completed Phase 2 clinical study. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, in June 2013, our partner, AZ, informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. We plan to commence a Phase 3 clinical program to study fostamatinib in ITP in the first half of 2014 on our own. We cannot assure you that we will be able to successfully complete the clinical development of fostamatinib and ultimately commercialize fostamatinib. If we are unable to complete the clinical development of fostamatinib, our business may be harmed.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.

        At the present time, the majority of our operations are in various stages of drug identification and development. We currently have five product compounds in the clinical testing stage: fostamatinib, an oral SYK inhibitor expected to enter Phase 3 clinical trials for ITP and a Phase 2 clinical trial for IgAN; R348, with indication for chronic dry eye in Phase 2 clinical trials and dry eye in patients with graft-versus-host disease entering Phase 2 clinical trials in the second quarter of 2014; R118, an AMPK activator entering Phase 1 in the first half of 2014; and two oncology product candidates in Phase 1 development with partners BerGenBio and Daiichi. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

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

        Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, it was due to the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $89.5 million for year ended December 31, 2013. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of December 31, 2013, we had an accumulated deficit of approximately $849.3 million. The extent of our future losses or profitability, if any, is highly uncertain.

If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

        Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties now and in the future. We rely on these arrangements for not only financial resources, but also for expertise we need now and in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if these collaborations or additional collaborations with third parties, if any, will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. In addition, our corporate collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate or development program. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason, including corporate restructuring, such failure might delay our ongoing research and development efforts, because we might not receive any future payments, and we would not receive any royalties associated with such compound or product. For example, our partner, AZ, recently decided that it would not proceed with regulatory filings and would return the rights to fostamatinib to us. As a result, the agreement with AZ is no longer a potential source of funds to us. We plan to commence a Phase 3 clinical program to study fostamatinib in ITP in the first half of 2014 on our own. We may seek another collaborator or licensee in the future for clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. If we are unable to form new collaborations or enter into new license agreements, our research and development efforts could be delayed. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

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

If we are unable to obtain regulatory approval to market products in the United States and foreign jurisdictions, we will not be permitted to commercialize products we or our collaborative partners may develop.

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

        Our success will depend to a large part on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 83 pending patent applications and over 260 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies' patents.

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

        As a small company, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. In September 2013, we announced that we had reduced our workforce by 18%, resulting in the elimination of 30 positions, mostly from the drug discovery area, which resulted in fewer personnel devoted to research and development. If we lose the services of any of our key personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

        In general, under Section 382 of the Internal Revenue Code of 1986 (Internal Revenue Code), a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. Our existing net operating losses and credits may be subject to limitations arising from previous and future ownership changes under Section 382 of the Internal Revenue Code. To the extent we cannot completely utilize net operating loss carryforwards or tax credits in our financial statements to offset future taxable income, our tax expense may increase in future periods.

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

        To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations with Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma A.G., Daiichi, Merck & Co., Inc., Merck Serono and Pfizer. Under many agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

Securities class action lawsuits or other litigation could result in substantial damages and may divert management's time and attention from our business.

        We have been subject to class action lawsuits in the past, including a securities class action lawsuit commenced in the United States District Court for the Northern District of California in February 2009, that was dismissed in November 2012. However, we may be subject to similar or completely unrelated claims in the future, such as those that might occur if there was to be a change in our corporate strategy. These and other lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on any such actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

        We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including fostamatinib for ITP and IgA nephropathy, and R348 for chronic dry eye and dry eye in patients with graft-versus-host disease. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

        The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, there are existing therapies and drug candidates in development for the treatment of ITP that may be alternative therapies to fostamatinib, if it is ultimately approved for commercialization. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as from academic and research institutions and government agencies, both in the United States and abroad. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions as our research programs. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small-molecule pharmaceuticals. We also face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that are useful in compound screening, as the technologies used by us in our drug discovery efforts.

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

        Our competitors might develop technologies and drugs that are more effective or less costly than any that are being developed by us or that would render our technology and product candidates obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory agencies for product candidates more rapidly. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before us may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay or prevent our ability to market certain products. Any drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, might not be able to compete successfully with competitors' existing or future products or obtain regulatory approval in the United States or elsewhere.

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

        The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. For example, the market price of our common stock dropped by about 40% when the results of our OSKIRA-1 clinical trials was announced in April 2013. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock commenced trading publicly on a predecessor to the Nasdaq Global Market under the symbol "RIGL" on December 7, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2012
First Quarter	$10.60	$7.72
Second Quarter	$9.31	$7.10
Third Quarter	$11.44	$9.18
Fourth Quarter	$10.40	$5.37
Year Ended December 31, 2013
First Quarter	$7.57	$6.35
Second Quarter	$7.61	$3.22
Third Quarter	$4.24	$3.00
Fourth Quarter	$3.70	$2.31

        On February 26, 2014, the last reported sale price for our common stock on the Nasdaq Global Market was $3.59 per share.

Holders

        As of February 26, 2014, there were approximately 104 stockholders of record of our common stock.

Dividends

        We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

        The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2008 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified-capitalization weighted index that includes securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

*
$100 invested on 12/31/08 in stock or index-including reinvestment of dividends at fiscal year ending December 31.

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

	Fiscal Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations	$7,150	$2,250	$4,750	$125,000	$750
Costs and expenses:
Research and development	75,328	78,778	69,350	64,392	90,743
General and administrative	19,612	22,849	21,768	25,291	20,903
Restructuring charges	1,679	—	—	—	1,141

Total costs and expenses	96,619	101,627	91,118	89,683	112,787

Income (loss) from operations	(89,469)	(99,377)	(86,368)	35,317	(112,037)
Interest income	442	537	420	303	600
Interest expense	—	—	(25)	(91)	(203)
Other income	—	—	—	2,361	—

Income (loss) before income taxes	(89,027)	(98,840)	(85,973)	37,890	(111,640)
Income tax benefit	—	—	—	—	93

Net income (loss)	$(89,027)	$(98,840)	$(85,973)	$37,890	$(111,547)

Net income (loss) per share:
Basic	$(1.02)	$(1.32)	$(1.36)	$0.73	$(2.73)
Diluted	$(1.02)	$(1.32)	$(1.36)	$0.72	$(2.73)
Weighted average shares used in computing net income (loss) per share:
Basic	87,288	74,967	63,329	52,055	40,876
Diluted	87,288	74,967	63,329	52,573	40,876

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$211,975	$298,241	$247,640	$177,295	$133,318
Working capital	209,781	290,254	238,706	168,600	118,195
Total assets	226,058	310,043	257,106	186,695	140,744
Capital lease obligations, less current portion	—	—	—	45	883
Accumulated deficit	(849,274)	(760,247)	(661,407)	(575,434)	(613,324)
Total stockholders' equity	208,251	289,096	236,149	166,131	109,867

        See Note 1 to the Financial Statements for description of the number of shares used in the computation of basic and diluted income (loss) per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. We currently have five product candidates in development: fostamatinib, an oral SYK inhibitor expected to enter a Phase 3 clinical trial for ITP and a Phase 2 clinical trial for IgAN in the first half of 2014; R348, a topical JAK/SYK inhibitor currently in Phase 2 clinical trials for dry eye; R118, an AMPK activator entering Phase 1 in the first half of 2014; and two oncology product candidates in Phase 1 development with partners BerGenBio and Daiichi.

        Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of December 31, 2013, we had approximately $212.0 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, and to a much lesser extent through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

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

        The following table presents our total research and development expense by category.

	Year Ended December 31,
				From January 1, 2007* to December 31, 2013
	2013	2012	2011
	(in thousands)
Categories:
Research	$22,348	$24,220	$23,331	$156,207
Development	31,915	30,683	20,363	229,567
Other	21,065	23,875	25,656	172,851

	$75,328	$78,778	$69,350	$558,625

*
We started tracking research and development expense by category on January 1, 2007.

        "Other" expenses mainly represent allocated facilities costs of approximately $17.1 million, $16.8 million and $16.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and allocated stock-based compensation expenses of approximately $3.9 million, $7.0 million and $9.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        For the year ended December 31, 2013, a major portion of our total research and development expense was associated with our research and development expense for our asthma program, our topical JAK/SYK inhibitor program, as well as our oral SYK inhibitor program in ITP, salaries of our research and development personnel, and allocated facilities costs. For the year ended December 31, 2012, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, research and development expense for our asthma program, as well as our topical JAK/SYK inhibitor program and allocated facilities costs. For the year ended December 31, 2011, a major portion of our total research and development expense was associated with our allocated facilities costs, the salaries of our research and development personnel, allocated stock-based compensation expense and research and development expense for our asthma program, as well as our oral JAK3 inhibitor program.

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

  •
  "If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed."

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

Critical Accounting Policies and the Use of Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to the terms of our research and development collaborations (i.e. revenue recognition of upfront fees and certain contingent payments), investments, stock-based compensation, impairment issues, the estimated useful life of assets, and estimated accruals and contingencies, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the year ended December 31, 2013 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

        We present revenue from our collaboration arrangements under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by Accounting Standards Update (ASU) No. 2009-13), and are divided into separate units of accounting if certain criteria are met. The consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. We make significant judgments and estimates in the allocation of the consideration among the deliverables under the agreement, as well as the determination of the periods the units will be delivered to our collaborators. In June 2012, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our program, R256, an inhaled JAK inhibitor shown to inhibit IL-13 and IL-4 signaling. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting. As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012. On December 31, 2013, we earned a time-based non-refundable payment of $5.8 million from AZ resulting from AZ's continued development of R256 in asthma. We recognized the non-refundable payment as revenue in 2013. Also, in April 2013, we received a $1.4 million non-refundable payment from Daiichi related to Daiichi's filing of an IND for an oncology compound which we recognized as revenue in the second quarter of 2013.

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

Results of Operations

Year Ended December 31, 2013, 2012 and 2011

Revenues

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2013 from 2012	2012 from 2011
	2013	2012	2011
	(in thousands)
Contract revenues from collaborations	$7,150	$2,250	$4,750	$4,900	$(2,500)

        Revenues by collaborator were:

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2013 from 2012	2012 from 2011
	2013	2012	2011
	(in thousands)
AstraZeneca	$5,750	$1,000	$—	$4,750	$1,000
Daiichi Sankyo	1,400	750	—	650	750
BerGenBio	—	500	500	(500)	—
Merck Serono	—	—	4,250	—	(4,250)

Total	$7,150	$2,250	$4,750	$4,900	$(2,500)

        Contract revenues from collaboration of $7.2 million in 2013 consisted of a $5.8 million time-based payment earned from AZ resulting from AZ's continued development of R256 in asthma, and a non-refundable payment of $1.4 million from Daiichi for an investigational new drug application filing for an oncology compound. Contract revenue from collaborations of $2.3 million in 2012 consisted of a $1.0 million upfront payment from AZ pursuant to our worldwide license agreement for R256, a $750,000 payment from Daiichi related to an oncology compound pursuant to our existing collaboration agreement, as well as a $500,000 payment from BerGenBio related to an oncology program. Contract revenue from collaborations of $4.8 million in 2011 consisted of a $4.3 million final payment from Merck Serono and a $500,000 upfront payment we received from BerGenBio for out-licensing an oncology program in June 2011. We had no deferred revenue as of December 31, 2013 and 2012. Our potential future revenues may include payments from our current collaboration partners and from new collaboration partners with whom we enter into agreements in the future, if any.

Research and Development Expense

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2013 from 2012	2012 from 2011
	2013	2012	2011
	(in thousands)
Research and development expense	$75,328	$78,778	$69,350	$(3,450)	$9,428
Stock-based compensation expense included in research and development expense	$3,930	$7,050	$9,277	$(3,120)	$(2,227)

        The decrease in research and development expense for the year ended December 31, 2013, compared to the same period in 2012, was primarily due to the decrease in stock-based compensation expense, as well as a decrease in bonus compensation expense, partially offset by an increase in preclinical and clinical development costs. The decrease in stock-based compensation expense was mainly because the majority of options granted to research and development personnel in 2013 have a longer vesting period and a lower valuation as compared to options granted in 2012. The increase in research and development expense for the year ended December 31, 2012, compared to the same period in 2011, was primarily due to an increase in research and development costs related to R343 and R348, partially offset by the decrease in stock-based compensation expense due to the full recognition of stock-based compensation expense by the end of 2011 related to certain options granted to research and development personnel in the first quarter of 2008. We expect that our research and development expense will increase through 2014 due to our plan to initiate our own Phase 3 clinical program to study fostamatinib in ITP in the first half of 2014, and the continued progress of our Phase 2 clinical trial of R348 in chronic dry eye.

General and Administrative Expense

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2013 from 2012	2012 from 2011
	2013	2012	2011
	(in thousands)
General and administrative expense	$19,612	$22,849	$21,768	$(3,237)	$1,081
Stock-based compensation expense included in general and administrative expense	$2,997	$5,567	$3,891	$(2,570)	$1,676

        The decrease in general and administrative expense for the year ended December 31, 2013, compared to the same period in 2012, was primarily due to the decrease in stock-based compensation expense, as well as a decrease in bonus compensation expense. The decrease in stock-based compensation expense was mainly because the majority of options granted to general and administrative personnel in 2013 have a longer vesting period and a lower valuation as compared to options granted in 2012. The increase in general and administrative expense for the year ended December 31, 2012, as compared to the same period in 2011, was primarily due to the increase in stock-based compensation expense related to higher valuation of options granted to general and administrative personnel in 2012, partially offset by the decrease in legal costs associated with our patent portfolio.

Restructuring Charges

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2013 from 2012	2012 from 2011
	2013	2012	2011
	(in thousands)
Restructuring charges	$1,679	$—	$—	$1,679	$—
Stock-based compensation expense included in restructuring charges	$239	$—	$—	$239	$—

        In September 2013, we announced that we had reduced our workforce by 30 positions, mostly from the drug discovery area as a consequence of prioritizing projects and efforts to conserve our working capital. We recorded restructuring charges of approximately $1.7 million, including $1.5 million of workforce reduction costs paid or to be paid in cash, and $239,000 of non-cash stock-based compensation expense primarily as a result of the extension of the date to which the terminated employees have to exercise their vested options through June 30, 2014.

Interest income

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2013 from 2012	2012 from 2011
	2013	2012	2011
	(in thousands)
Interest income	$442	$537	$420	$(95)	$117

        Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the year ended December 31, 2013, as compared to the same period in 2012 was primarily due to lower average cash balance of our available-for-sale investments. The increase in interest income for the year ended December 31, 2012, as compared to the same period in 2011 was primarily due to higher average cash balance of our available-for-sale investments.

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

        As of December 31, 2013, we had approximately $212.0 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $298.2 million as of December 31, 2012, a decrease of approximately $86.2 million. The decrease was primarily attributable to payments associated with operating expenses for the year ended December 31, 2013. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

        Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, and to a much lesser extent through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

        For the year ended December 31, 2013 and 2012, we maintained an investment portfolio primarily in money market funds, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(86,061)	$(85,192)	$(69,375)
Investing activities	72,380	(39,051)	(62,848)
Financing activities	1,051	139,094	141,979

Net (decrease) increase in cash and cash equivalents	$(12,630)	$14,851	$9,756

        Net cash used in operating activities was approximately $86.1 million in 2013 compared to approximately $85.2 million and $69.4 million in 2012 and 2011, respectively. Net cash used in operating activities primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

        Net cash provided by investing activities was approximately $72.4 million in 2013 compared to net cash used in investing activities of approximately $39.1 million and $62.8 million in 2012 and 2011, respectively. Net cash provided by investing activities in 2013 related to net maturities of available-for-sale securities, partially offset by capital expenditures. Net cash used in investing activities in 2012 and 2011 related to net purchases of available-for-sale securities and capital expenditures. Capital expenditures were approximately $1.2 million, $3.4 million and $2.3 million in 2013, 2012 and 2011, respectively.

        Net cash provided by financing activities was approximately $1.1 million in 2013 compared to approximately $139.1 million and $142.0 million in 2012 and 2011, respectively. Net cash provided by financing activities in 2013 related to the proceeds from the issuance of shares under our Purchase Plan. In the fourth quarter of 2012, we completed an underwritten public offering in which we received net proceeds of approximately $135.7 million. Net cash provided by financing activities in 2012 also included proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan of approximately $3.4 million. In the second quarter of 2011, we completed an underwritten public offering in which we received net proceeds of approximately $140.5 million. Net cash provided by financing activities in 2011 also included proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan of approximately $2.3 million. Net cash provided by financing activities in 2011 was partially offset by payments on capital lease obligations of approximately $800,000.

Off-Balance Sheet Arrangements

        As of December 31, 2013, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

        We conduct our research and development programs internally and through third parties that include, among others, arrangements with universities, consultants and contract research organizations. We have contractual arrangements with these parties, however our contracts with them are cancelable generally on reasonable notice and our obligations under these contracts are primarily based on services performed. We do not have any purchase commitments under any collaboration arrangements.

        As of December 31, 2013, we had the following contractual commitments:

			Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Facilities lease	$62,314	$14,351	$30,460	$17,503	$—

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and available-for-sale securities in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than two years. In 2013, 2012 and 2011, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short-term nature of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rigel Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 4, 2014

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$20,854	$33,484
Available-for-sale securities	191,121	264,757
Accounts receivable	5,750	—
Prepaid and other current assets	2,350	4,217

Total current assets	220,075	302,458
Property and equipment, net	4,455	5,826
Other assets	1,528	1,759

	$226,058	$310,043

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,903	$1,697
Accrued compensation	2,849	6,775
Accrued research and development	1,588	2,124
Other accrued liabilities	746	942
Deferred rent, current portion	1,208	666

Total current liabilities	10,294	12,204
Long-term portion of deferred rent	7,439	8,647
Other long-term liabilities	74	96
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 87,524,349 and 87,140,632 shares issued and outstanding as of December 31, 2013 and 2012, respectively	88	87
Additional paid-in capital	1,057,390	1,049,174
Accumulated other comprehensive income	47	82
Accumulated deficit	(849,274)	(760,247)

Total stockholders' equity	208,251	289,096

	$226,058	$310,043

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Contract revenues from collaborations	$7,150	$2,250	$4,750
Costs and expenses:
Research and development	75,328	78,778	69,350
General and administrative	19,612	22,849	21,768
Restructuring charges	1,679	—	—

Total costs and expenses	96,619	101,627	91,118

Loss from operations	(89,469)	(99,377)	(86,368)
Interest income	442	537	420
Interest expense	—	—	(25)

Net loss	$(89,027)	$(98,840)	$(85,973)

Net loss per share, basic and diluted	$(1.02)	$(1.32)	$(1.36)

Weighted average shares used in computing net loss per share, basic and diluted	87,288	74,967	63,329

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(89,027)	$(98,840)	$(85,973)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(35)	76	44

Comprehensive loss	$(89,062)	$(98,764)	$(85,929)

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2010	52,271,184	$52	$741,551	$(38)	$(575,434)	$166,131
Net loss	—	—	—	—	(85,973)	(85,973)
Change in unrealized loss on available-for-sale securities	—	—	—	44	—	44
Issuance of common stock at $8.00 per share for cash, net of issuance costs	18,745,000	19	140,486	—	—	140,505
Issuance of common stock upon exercise of options and participation in Purchase Plan	362,868	—	2,274	—	—	2,274
Stock compensation expense	—	—	13,168	—	—	13,168

Balance at December 31, 2011	71,379,052	71	897,479	6	(661,407)	236,149
Net loss	—	—	—	—	(98,840)	(98,840)
Change in unrealized gain on available-for-sale securities	—	—	—	76	—	76
Issuance of common stock at $9.50 per share for cash, net of issuance costs	15,237,750	15	135,714	—	—	135,729
Issuance of common stock upon exercise of options and participation in Purchase Plan	523,830	1	3,364	—	—	3,365
Stock compensation expense	—	—	12,617	—	—	12,617

Balance at December 31, 2012	87,140,632	87	1,049,174	82	(760,247)	289,096
Net loss	—	—	—	—	(89,027)	(89,027)
Change in unrealized gain on available-for-sale securities	—	—	—	(35)	—	(35)
Issuance of common stock upon exercise of options and participation in Purchase Plan	383,717	1	1,050	—	—	1,051
Stock compensation expense	—	—	7,166	—	—	7,166

Balance at December 31, 2013	87,524,349	$88	$1,057,390	$47	$(849,274)	$208,251

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(89,027)	$(98,840)	$(85,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,592	2,433	1,955
Stock-based compensation expense	7,166	12,617	13,168
Changes in assets and liabilities:
Accounts receivable	(5,750)	—	—
Prepaid expenses and other current assets	1,867	(1,624)	38
Other assets	231	232	244
Accounts payable	2,206	141	153
Accrued compensation	(3,926)	(496)	2,460
Accrued research and development	(536)	57	(1,384)
Other accrued liabilities	(196)	438	(402)
Deferred rent and other long term liabilities	(688)	(150)	366

Net cash used in operating activities	(86,061)	(85,192)	(69,375)

Investing activities
Purchases of available-for-sale securities	(308,846)	(475,398)	(476,038)
Maturities of available-for-sale securities	365,968	439,724	415,493
Sales of available-for-sale securities	16,479	—	—
Capital expenditures	(1,221)	(3,377)	(2,303)

Net cash provided by (used in) investing activities	72,380	(39,051)	(62,848)

Financing activities
Net proceeds from issuances of common stock	1,051	139,094	142,779
Payments on capital lease obligations	—	—	(800)

Net cash provided by financing activities	1,051	139,094	141,979

Net (decrease) increase in cash and cash equivalents	(12,630)	14,851	9,756
Cash and cash equivalents at beginning of period	33,484	18,633	8,877

Cash and cash equivalents at end of period	$20,854	$33,484	$18,633

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$21

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

Stock award plans

        We have three stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan) and 2000 Non-Employee Directors Stock Option Plan (Directors' Plan), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock- based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest. We review our forfeiture rates each quarter and make any necessary changes to our estimates. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense.

Cash, cash equivalents and available-for-sale securities

        We consider all highly liquid investments in debt securities with maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds, U.S. treasury

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

bills, corporate bonds and commercial paper and investments in government-sponsored enterprises. Our available-for-sale investments include obligations of government- sponsored enterprises and corporate bonds and commercial paper. By policy, we limit the concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers.

        All cash equivalents and short-term investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value at December 31, 2013 and 2012. Unrealized gains (losses) are reported in the statements of stockholders' equity and comprehensive loss. Fair value is estimated based on available market information or valuation methodologies. The cost of securities sold is based on the specific identification method. See Note 5 for a summary of available-for-sale securities at December 31, 2013 and 2012.

Fair value of financial instruments

        The carrying values of cash, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. Cash equivalents and available-for-sale securities are carried at fair value at December 31, 2013 and 2012.

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

Research and development expenses

        Research and development expenses include costs for scientific personnel, supplies, equipment, consultants, research sponsored by us, allocated facility costs, costs related to pre-clinical and clinical trials, including raw materials, and stock-based compensation expense. All such costs are charged to research and development expense as incurred and at the time raw materials are purchased.

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

Net loss per share

        Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include warrant and stock options and shares issuable under our Purchase Plan. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

        The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	Year Ended December 31,
	2013	2012	2011
EPS Numerator:
Net loss	$(89,027)	$(98,840)	$(85,973)

EPS Denominator—Basic:
Weighted-average common shares outstanding	87,288	74,967	63,329

EPS Denominator—Diluted:
Weighted-average common shares outstanding	87,288	74,967	63,329
Dilutive effect of stock options, shares under ESPP and warrant	—	—	—

Weighted-average shares outstanding and common stock equivalents	87,288	74,967	63,329

Net loss per common share:
Basic and diluted	$(1.02)	$(1.32)	$(1.36)

        During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands except per share data):

	December 31,
	2013	2012	2011
Outstanding options	15,532	13,604	11,749
Warrant	200	200	200
Weighted average exercise price of options	$10.55	$11.52	$12.07
Weighted average exercise price of warrant	$6.61	$6.61	$6.61

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

  AstraZeneca

  Fostamatinib

        In February 2010, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our oral SYK inhibitors for the treatment of human diseases other than those primarily involving respiratory or pulmonary dysfunction. The agreement included a license of rights to fostamatinib, our late-stage investigational product candidate for the treatment of RA and other indications. AZ was responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of products containing most of our oral SYK inhibitors. The agreement became effective on March 26, 2010, and we received an upfront payment from AZ of $100.0 million in April 2010. In September 2010, we earned $25.0 million from AZ for completing the transfer of the fostamatinib long-term open label extension study to AZ and for their initiation of Phase 3 clinical trials in the fostamatinib program by AZ. Under the agreement, our deliverables were: (i) granting a license of rights to fostamatinib, (ii) transfer of technology (know-how) related to fostamatinib, and (iii) conducting, at our expense, the fostamatinib open label extension study until it was transferred to AZ on September 25, 2010. We concluded that these deliverables should be accounted for as one single unit of accounting, and we recognized the $100.0 million upfront payment received in April 2010 from AZ ratably over the performance period from March 26, 2010, the effective date of the agreement, through September 25, 2010, the completion date of the last deliverable, which was the transfer of the fostamatinib long-term open label extension study to AZ. We elected a straight-line method for recognition of this upfront payment as the effort to advance and transfer the study was consistent over the short transition period.

        In June 2013, based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, AZ informed us that it would not proceed with regulatory filings and, instead would return the rights to the compound to us. AZ was solely responsible for all costs and expenses incurred by both parties in connection with the transfer of responsibilities up to the effective termination of the agreement on December 4, 2013.

        In September 2013, we announced that we would not continue further development of fostamatinib for the treatment of RA or lymphoma due to insufficient efficacy findings from recent clinical trials and the competitive landscape in those indications.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

  Other Agreements

        We have several active collaborations with additional partners. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $152.3 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $61.2 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize the licensed products.

        Since we do not control the research, development or commercialization of the product candidates generated under these collaborations, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these collaborations and it is possible that we may never receive any additional significant contingent payments or royalties under these collaborations.

        In June 2012, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our program, R256, an inhaled JAK inhibitor shown to inhibit IL-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma. AZ is responsible for beginning the first-in-human clinical studies for R256, and for designing and conducting the clinical development of the compound. AZ also has exclusive rights to commercialize R256 around the world. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting. As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012. On December 31, 2013, we earned revenue associated with the time-based non-refundable payment of $5.8 million from AZ in consideration for AZ's decision to continue its development of R256 in asthma.

        In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program, which is currently in Phase 1 development. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it. In July 2012, we received a time-based payment of $500,000 from BerGenBio due to us on June 29, 2012, pursuant to the terms of the agreement. We recognized the payment as revenue in the second quarter of 2012.

        In August 2002, we entered into a collaboration agreement with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation. In April 2013, we received a $1.4 million non-refundable payment from Daiichi related to Daiichi's filing of an IND for an oncology compound, which is currently in Phase 1 development. In January 2012, we received a $750,000 payment from Daiichi. To date, we have earned payments under this arrangement totaling $7.9 million and may earn additional payments in connection

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS (Continued)

with the achievement by Daiichi of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi's future efforts and achievements of specified events.

3. SIGNIFICANT CONCENTRATIONS

        For the year ended December 31, 2013, AZ and Daiichi accounted for 80% and 20% of our revenues, respectively. For the year ended December 31, 2012, AZ, Daiichi and BerGenBio accounted for 44%, 33% and 22% of our revenues, respectively. For the year ended December 31, 2011, Merck Serono and BerGenBio accounted for 89% and 11% of our revenues, respectively. At December 31, 2013, we had accounts receivable of $5.8 million from AZ. We had no accounts receivable at December 31, 2012.

4. STOCK-BASED COMPENSATION

        Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$3,930	$7,050	$9,277
General and administrative	2,997	5,567	3,891
Restructuring charges	239	—	—

Total stock-based compensation expense	$7,166	$12,617	$13,168

        In September 2013, we announced that we had reduced our workforce by 18%, or 30 positions, in connection with efforts to prioritize projects and conserve our working capital. As part of the severance arrangement we offered the terminated employees, we extended the date to which the terminated employees had to exercise their vested options to June 30, 2014, rather than 90 days from the termination date as was stipulated under the employee's option agreements pursuant to our equity incentive plan. In addition, we also accelerated the vesting period of certain unvested stock options for one terminated employee. As a result of these modifications, we recorded non-cash stock-based compensation expense of $239,000 in the third quarter of 2013. See Note 11 for further discussion regarding this reduction in our workforce.

Employee Stock Option Plans

        In 2012, an amendment to the 2011 Plan was approved primarily to (i) increase the aggregate number of shares of common stock authorized for issuance under the 2011 Plan by 600,000 shares, (ii) provide that the number of shares available for issuance under the 2011 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by 1.4 (instead of 1.7) shares for each share of common stock subject to any other type of award

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

issued pursuant to the 2011 Plan and (iii) include the Company's Chief Executive Officer as an eligible participant under the 2011 Plan. In 2013, an amendment to the 2011 Plan was approved primarily to (i) increase the aggregate number of shares of common stock authorized for issuance under the 2011 Plan by 7,000,000 shares and (ii) provide that the number of shares available for issuance under the 2011 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right and by 1.64 shares for each share of common stock subject to any other type of award issued pursuant to the 2011 Plan. Options granted under our 2011 Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2013, a total of 11,090,106 shares of common stock were authorized for issuance under the 2011 Plan. There were no options to purchase shares exercised during the year ended December 31, 2013 under the 2011 Plan.

        In 2012, an amendment to the 2000 Plan was approved primarily to (i) extend the term of the 2000 Plan to May 22, 2022, (ii) provide that the number of shares available for issuance under the 2000 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by 1.4 (instead of 1.7) shares for each share of common stock subject to any other type of award issued pursuant to the 2000 Plan and (iii) increase the maximum amount that may be received by an individual in any calendar year attributable to performance-based stock awards under the 2000 Plan from the value of not more than 166,666 shares of the Company's common stock to the value of not more than 1,500,000 shares of the Company's common stock. In 2013, an amendment to the 2000 Plan was approved primarily to (i) increase the number of shares authorized for issuance under the 2000 Plan by 675,000 shares of common stock and (ii) provide that the number of shares available for issuance under the 2000 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right and by 1.64 shares (instead of 1.4 shares) for each share of common stock subject to any other type of award issued pursuant to the 2000 Plan. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2013, a total of 12,299,675 shares of common stock were authorized for issuance under the 2000 Plan. There were no options to purchase shares exercised during the year ended December 31, 2013 under the 2000 Plan.

        In 2013, an amendment to the Directors' Plan was approved primarily to increase the number of shares authorized for issuance under the Directors' Plan by 100,000 shares of common stock to an aggregate total of 1,235,000 shares. The exercise price of options under the Directors' Plan is equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors' Plan is ten years. As of December 31, 2013, a total of 1,188,182 shares of common stock were authorized for issuance under the Directors' Plan. There were no options to purchase shares exercised during the year ended December 31, 2013 under the Directors' Plan.

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

        The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2013, 2012 and 2011:

	Equity Incentive Plans
	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.1%	0.9%	2.1%
Expected term (in years)	5.4	5.5	5.2
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	72.2%	81.5%	84.2%

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        Options are priced at the market price of our common stock on the date immediately preceding the date of grant, become exercisable at varying dates and generally expire ten years from the date of grant. At December 31, 2013, options to purchase 9,045,761 shares of common stock were available for grant and 24,577,963 reserved shares of common stock were available for future issuance under our stock option plans.

        We recorded stock-based compensation expense of approximately $36,000 and $55,000 for the years ended December 31, 2013 and 2012, respectively, associated with options granted to consultants reflecting the fair value valuation and periodic fair value re-measurement of outstanding consultant options subject to vesting under FASB ASC 505-50. For the year ended December 31, 2011, there was no stock-based compensation expense associated with options granted to consultants. The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. We amortized stock- based compensation related to consultants using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of FASB ASC 718. No options to purchase shares granted to consultants were exercised during the year ended December 31, 2013.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

Stock-Based Compensation Award Activity

        Option activity under our equity incentive plans was as follows:

	Shares Available For Grant	Number of Shares Underlying Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,528,099	9,694,001	$13.22

Authorized for grant	4,350,000	—
Granted	(2,236,270)	2,236,270	$6.80
Exercised	—	(114,988)	$6.67
Cancelled	65,924	(65,924)	$10.95

Outstanding at December 31, 2011	4,707,753	11,749,359	$12.07

Authorized for grant	600,000	—
Granted	(2,149,266)	2,149,266	$8.13
Exercised	—	(254,149)	$7.08
Cancelled	40,099	(40,099)	$19.60

Outstanding at December 31, 2012	3,198,586	13,604,377	$11.52

Authorized for grant	7,775,000	—
Granted	(3,140,956)	3,140,956	$5.46
Exercised	—	—	$—
Cancelled	1,213,131	(1,213,131)	$8.26

Outstanding at December 31, 2013	9,045,761	15,532,202	$10.55	5.71	$13,845

Vested and expected to vest at December 31, 2013		15,432,482	$10.58

Exercisable at December 31, 2013		13,246,612	$11.44	5.12	$—

Exercisable at December 31, 2012		12,841,378	$11.75

Exercisable at December 31, 2011		10,982,934	$12.38

        Weighted-average grant date fair value of options granted during 2013, 2012 and 2011 was $3.34, $5.44 and $4.63, respectively.

        The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2013. At December 31, 2013 and 2012, we had 2,281,966 and 762,999, respectively, of nonvested stock options, with approximately $14,000 intrinsic value at December 31, 2013 and approximately no intrinsic value at December 31, 2012. There were no options to purchase shares exercised during the year ended December 31, 2013. During the years ended December 31, 2012

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

and 2011, the aggregate intrinsic value of options exercised under our stock option plans was approximately $701,000 and $201,000, respectively, determined as of the date of option exercise.

        As of December 31, 2013, there was approximately $6.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock-based compensation arrangements granted under our stock option plans and approximately $768,000 of total unamortized compensation cost related to our Purchase Plan. The unamortized compensation cost related to our stock option plans and our Purchase Plan is expected to be recognized over a weighted- average period of approximately 1.6 years and 1.4 years, respectively. For the years ended December 31, 2013, and 2012, there were 1,513,339 and 2,128,233 shares vested with weighted-average exercise price of $6.64 and $8.12, respectively.

        Details of our stock options by exercise price are as follows as of December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Outstanding Options	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$2.72 - $6.49	2,768,133	6.90	$5.32	1,820,354	$6.26
$6.51 - $6.55	2,324,035	8.44	6.52	1,207,475	6.52
$6.73 - $7.15	2,219,353	6.23	6.76	2,109,238	6.77
$7.40 - $8.15	2,584,871	6.64	8.03	2,488,854	8.03
$8.27 - $11.73	2,694,603	4.47	10.22	2,679,484	10.23
$15.49 - $25.36	1,707,314	1.44	22.27	1,707,314	22.27
$26.45	1,233,893	3.87	26.45	1,233,893	26.45

$2.72 - $26.45	15,532,202	5.73	$10.55	13,246,612	$11.44

Employee Stock Purchase Plan

        In August 2000, we adopted our Purchase Plan which was approved in September 2000 by our stockholders. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 383,717, 269,681 and 247,880 shares of common stock during 2013, 2012 and 2011, respectively, pursuant to the Purchase Plan at an average price of $2.74, $5.81 and $6.08 per share, respectively. For 2013, 2012 and 2011, the weighted average fair value of stock purchased under the Purchase Plan was $2.05, $3.42 and $2.96, respectively. As of December 31, 2013, we had 84,030 reserved shares of common stock available for future issuance under the Purchase Plan.

        The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted- average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a "reset." Participants are automatically enrolled in the new offering period. We had a "reset" on January 2, 2014 because the fair market value of our stock on December 31, 2013 was lower than the fair market value of our stock on July 1, 2013, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan "reset" and will recognize the related stock-based compensation expense according to FASB ASC Subtopic No. 718-50, Employee Share Purchase Plan. The total incremental fair value for this Purchase Plan "reset" was approximately $577,000, that will be recognized from January 2, 2014 to December 31, 2015.

        The following table summarizes the weighted-average assumptions related to our Purchase Plan for the years ended December 31, 2013, 2012 and 2011. Expected volatilities for our Purchase Plan are based on the two-year historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.2%	0.2%	0.3%
Expected term (in years)	1.4	1.2	1.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	64.4%	47.4%	61.4%

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

        Cash, cash equivalents and available-for-sale securities consist of the following (in thousands):

	December 31,
	2013	2012
Checking account	$195	$251
Money market funds	9,059	23,936
U. S. treasury bills	2,085	—
Government-sponsored enterprise securities	67,178	77,047
Corporate bonds and commercial paper	133,458	197,007

	$211,975	$298,241

Reported as:
Cash and cash equivalents	$20,854	$33,484
Available-for-sale securities	191,121	264,757

	$211,975	$298,241

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES (Continued)

        Cash equivalents and available-for-sale securities included the following securities with unrealized gains and losses (in thousands):

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury bills	$2,083	$2	$—	$2,085
Government-sponsored enterprise securities	67,160	29	(11)	67,178
Corporate bonds and commercial paper	133,431	33	(6)	133,458

Total	$202,674	$64	$(17)	$202,721

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprise securities	$77,041	$37	$(31)	$77,047
Corporate bonds and commercial paper	196,931	98	(22)	197,007

Total	$273,972	$135	$(53)	$274,054

        As of December 31, 2013, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
	Within One Year	After One Year Through Two Years
U. S. treasury bills	$—	$2,085
Government-sponsored enterprise securities	49,394	17,784
Corporate bonds and commercial paper	132,452	1,006

	$181,846	$20,875

        As of December 31, 2013, our cash equivalents and available-for-sale securities had a weighted-average time to maturity of approximately 159 days. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of December 31, 2013 through their respective maturity dates. In the second quarter of 2013, we sold certain available-for-sale securities at their approximate carrying values prior to maturity and received proceeds of $16.5 million. At December 31, 2013, we had 4 investments in continuous unrealized loss position for more than twelve months, which will mature on February 10, 2014. The total unrealized loss for these investments is approximately $2,000, which is immaterial. At December 31, 2012, we had no investments that had been in a continuous unrealized loss position for more than twelve months. As of December 31, 2013, a total of 12 individual securities had been in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES (Continued)

        The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2013	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$7,989	$(11)
Corporate bonds and commercial paper	23,266	(6)

Total	$31,255	$(17)

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE (Continued)

  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

  Fair Value on a Recurring Basis

        Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$9,059	$—	$—	$9,059
U. S. treasury bills	—	2,085	—	2,085
Government-sponsored enterprise securities	—	67,178	—	67,178
Corporate bonds and commercial paper	—	133,458	—	133,458

Total	$9,059	$202,721	$—	$211,780

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$23,936	$—	$—	$23,936
Government-sponsored enterprise securities	—	77,047	—	77,047
Corporate bonds and commercial paper	—	197,007	—	197,007

Total	$23,936	$274,054	$—	$297,990

7. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Laboratory equipment	$24,418	$23,504
Computer and software	1,244	1,312
Furniture and equipment	1,177	1,206
Assets to be placed in service	—	40

Total property and equipment	$26,839	$26,062
Less accumulated depreciation and amortization	(22,384)	(20,236)

Property and equipment, net	$4,455	$5,826

        During 2013, we disposed of approximately $445,000 of fully depreciated assets. During 2012, we disposed of approximately $422,000 of assets with related accumulated depreciation of approximately $417,000.

        At December 31, 2013 and 2012, we did not have equipment under capital lease. Total depreciation and amortization expense was $2.6 million, $2.4 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. LONG-TERM OBLIGATIONS

        We currently lease our research and office space under a noncancelable lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC) which expires in 2018. The lease term provides for renewal option for up to two additional period of five years each, and rental payments on a graduated scale. We determined our existing lease agreement to be an operating lease and recognize rent expense on a straight-line basis over the lease period. At December 31, 2013, future minimum lease payments and obligations under our noncancelable operating lease were as follows (in thousands):

For years ending December 31,
2014	$14,351
2015	14,929
2016	15,530
2017	16,153
2018	1,351

Total minimum payments required	$62,314

        Rent expense under our operating lease amounted to approximately $14.8 million, $14.7 million and $14.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

9. STOCKHOLDERS' EQUITY

Preferred Stock

        We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2013 and 2012, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

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

Warrants

        In conjunction with the facilities lease entered into in May 2001, we issued a warrant to the lessor to purchase 16,666 shares of our common stock at an exercise price of $80.21 per share, a 15%

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

premium to market at the time of issuance. This warrant expired unexercised in May 2006. The fair market value of this warrant, as determined using the Black-Scholes valuation model, was approximately $683,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2013, approximately $186,000 remained to be amortized over the remaining term of the lease.

        In conjunction with the facilities lease amendment in October 2002, we issued a warrant to the lessor to purchase 55,555 shares of our common stock at an exercise price of $17.73 per share. The warrant expired unexercised in October 2007. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $565,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2013, approximately $154,000 remained to be amortized over the term of the lease.

        In conjunction with the facilities lease amendment in July 2006, we issued a warrant to the lessor to purchase 100,000 shares of our common stock at an exercise price of $10.57 per share. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $801,000. This amount has been included in other long-term assets and is being amortized into expense over the term of the lease. As of December 31, 2013, approximately $283,000 remained to be amortized over the term of the lease. The build-to-suit lease agreement was further amended in March 2009. The lease amendment provided for the cancellation of the abovementioned warrant to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock. The exercise price per share of the new warrant is $6.61. The new warrant is outstanding as of December 31, 2013 and remains exercisable at any time up to February 2016. We applied modification accounting and determined the fair value of this warrant using the Black-Scholes valuation model. The incremental fair value of the new warrant as a result of the modification is $616,000. This amount has been included in other long-term assets and is being amortized into expense over the term of the lease. As of December 31, 2013, approximately $285,000 remained to be amortized over the term of the lease.

10. INCOME TAXES

        For the years ended December 31, 2013, 2012 and 2011, our loss before income taxes was from domestic operations. For the years ended December 31, 2013, 2012 and 2011, we did not record a provision for income taxes due to our net loss.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$236,737	$208,772
Research and development credits	28,869	23,118
Capitalized research and development expenses	499	19,813
Deferred compensation	24,538	27,420
Other, net	3,466	4,145

Total deferred tax assets	294,109	283,268
Valuation allowance	(294,109)	(283,268)

Net deferred tax assets	$—	$—

        The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Valuation allowance	37.9%	47.5%	33.6%
True up of prior year net operating loss	0.0%	(11.4)%	0.0%
Other, net	(3.9)%	(2.1)%	0.4%

Effective tax rate	0.0%	0.0%	0.0%

        In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating loss carryovers and tax credits to offset future taxable income. Our existing net operating loss carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our net operating loss carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2012. We did not experience any significant changes in ownership in 2013. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

        As of December 31, 2013, we had net operating loss carryforwards for federal income tax purposes of approximately $645.5 million, which expire beginning in the year 2019 and state net operating loss carryforwards of approximately $307.2 million, which expire beginning in the year 2014.

        We also have federal research and development tax credits of approximately $19.4 million, which begin to expire in the year 2023 and state research and development tax credits of approximately $20.4 million, which have no expiration date.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $10.8 million and $51.7 million for the years ended December 31, 2013 and 2012, respectively.

        Included in the valuation allowance balance at December 31, 2013 and 2012 is approximately $2.5 million of tax deductions related to the exercise of stock options prior to the adoption of ASC 718 which have not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations. As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include loss carryforward tax assets of approximately $1.7 million at December 31, 2013 and 2012 that arose directly from (or the use of which was postponed by) tax deductions related to stock-based compensation expense in excess of compensation expense recognized for financial reporting. Equity will be increased by approximately $1.7 million if and when such deferred tax assets are ultimately realized.

        The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2013	2012
Balance at the beginning of the year	$4,300	$1,500
Increase related to prior year tax positions	249	2,600
Increase related to current year tax positions	452	200

Balance at the end of the year	$5,001	$4,300

        Included in the balance of unrecognized tax benefits at December 31, 2013 and 2012, respectively, are $3.9 million and $3.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. No income tax benefit would be realized due to the company's valuation allowance position. We do not anticipate a significant change to the unrecognized tax benefits over the next twelve months.

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

11. RESTRUCTURING CHARGES

        In September 2013, we announced that we had reduced our workforce by 30 positions, mostly from the drug discovery area, as a consequence of prioritizing projects and efforts to conserve our working capital. We recorded restructuring charges in the third quarter of 2013 of approximately $1.7 million within Restructuring Charges, which included $1.5 million of costs paid or to be paid in cash, and $239,000 of non-cash stock-based compensation expense primarily as a result of the modification of certain stock options (see Note 4). At December 31, 2013, the remaining accrued restructuring costs consisted of $47,000 related to COBRA benefits for the first quarter of 2014, which was classified within accrued compensation on the balance sheet.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

12. SELECTED QUARTERLY FINANCIAL DATA

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(unaudited, in thousands, except per share amounts)
Revenue	$—	$1,400	$—	$5,750	$750	$1,500	$—	$—
Net loss	$(25,574)	$(22,768)	$(23,824)	$(16,861)	$(23,174)	$(24,738)	$(25,456)	$(25,472)
Net loss per share, basic and diluted	$(0.29)	$(0.26)	$(0.27)	$(0.19)	$(0.32)	$(0.35)	$(0.36)	$(0.30)
Weighted average shares used in computing net loss per share, basic and diluted	87,141	87,147	87,430	87,430	71,422	71,458	71,636	85,274

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

        We have audited Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) ("the COSO criteria"). Rigel Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Rigel Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Rigel Pharmaceuticals, Inc. and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 4, 2014

Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions "Election of Directors" and "Management—Executive Officers" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference.

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

        Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

        Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions "Compensation Discussion and Analysis," "Executive Compensation" and "Director Compensation" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference.

        Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference.

        Information regarding our Compensation Committee's review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption "Compensation Committee Report" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Equity Compensation Plan Information" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions "Transactions with Related Persons" and "Information Regarding the Board of Directors and Corporate Governance" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption "Ratification of Selection of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference.

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

10.14	*	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).
10.15	+
Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000-29889) and incorporated herein by reference).
10.16	*
Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (No. 000-29889) and incorporated herein by reference).
10.17	+	Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889), as amended, and incorporated herein by reference).
10.18	+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).
10.19	+
2000 Non-Employee Directors' Stock Option Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).
10.20	+
Amended and Restated Employment Agreement between Rigel and Donald G. Payan, effective January 1, 2011 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 000-29889) and incorporated herein by reference).
10.21	+
Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 000-29889) and incorporated herein by reference).
10.22	+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).
10.23	*
License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).
10.24	+	2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).
10.25	*
Termination Agreement between Rigel and Pfizer, Inc., dated May 2, 2011 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (No. 000-29889) and incorporated herein by reference).
10.26	+
Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (No. 000-29889) and incorporated herein by reference).
10.27	+	2012 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 8, 2012, and incorporated herein by reference).

10.28	+	2013 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 14, 2013, and incorporated herein by reference).
23.1	#	Consent of Independent Registered Public Accounting Firm.
24.1	#	Power of Attorney (included on signature page).
31.1	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	#	XBRL Instance Document
101.SCH	#	XBRL Taxonomy Extension Schema Document
101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document

+
Management contract or compensatory plan.

*
Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#
Filed herewith.

•
The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Exchange Act.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 4, 2014.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES M. GOWER James M. Gower	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2014
/s/ RYAN D. MAYNARD Ryan D. Maynard	Executive Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)	March 4, 2014
/s/ DONALD G. PAYAN Donald G. Payan	Executive Vice President, President of Discovery and Research, and Director	March 4, 2014
/s/ BRADFORD S. GOODWIN Bradford S. Goodwin	Director	March 4, 2014
/s/ GARY A. LYONS Gary A. Lyons	Director	March 4, 2014
/s/ WALTER H. MOOS Walter H. Moos	Director	March 4, 2014
/s/ HOLLINGS C. RENTON Hollings C. Renton	Director	March 4, 2014

Signature	Title	Date

/s/ PETER S. RINGROSE Peter S. Ringrose	Director	March 4, 2014
/s/ STEPHEN A. SHERWIN Stephen A. Sherwin	Director	March 4, 2014

EXHIBIT INDEX

3.1		Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated May 29, 2012, and incorporated herein by reference).

3.2		Amended and Restated Bylaws (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889), dated February 2, 2007, and incorporated herein by reference).

4.1		Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

4.2		Specimen Common Stock Certificate (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).

4.3		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.1	+	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.2		Collaboration Agreement between Rigel and Janssen Pharmaceutical N.V., dated December 4, 1998 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.3		Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.4		Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.5		Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated May 16, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.6	*	Amendment to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000-29889) and incorporated herein by reference).

10.7		Amendment No. Two to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.8		Amendment No. Three to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.9		Amendment No. Four to Build-to-Suit Lease between Rigel and HCP BTC, LLC, dated February 1, 2009 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.10		First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.11	*	Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.12		First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated June 30, 2000 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.13		Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated December 4, 2001 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.14	*	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).

10.15	+	Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000-29889) and incorporated herein by reference).

10.16	*	Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (No. 000-29889) and incorporated herein by reference).

10.17	+	Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889), as amended, and incorporated herein by reference).

10.18	+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).

10.19	+	2000 Non-Employee Directors' Stock Option Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).

10.20	+	Amended and Restated Employment Agreement between Rigel and Donald G. Payan, effective January 1, 2011 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.21	+	Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.22	+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.23	*	License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.24	+	2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).

10.25	*	Termination Agreement between Rigel and Pfizer, Inc., dated May 2, 2011 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (No. 000-29889) and incorporated herein by reference).

10.26	+	Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (No. 000-29889) and incorporated herein by reference).

10.27	+	2012 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 8, 2012, and incorporated herein by reference).

10.28	+	2013 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 14, 2013, and incorporated herein by reference).

23.1	#	Consent of Independent Registered Public Accounting Firm.

24.1	#	Power of Attorney (included on signature page).

31.1	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	#	XBRL Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema Document

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document

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