Form 10-Q
period 2014-03-31
RIGEL PHARMACEUTICALS INC
filed 2014-05-07
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of April 30, 2014, there were 87,531,317 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,910	$20,854
Available-for-sale securities	180,474	191,121
Accounts receivable	—	5,750
Prepaid and other current assets	2,444	2,350
Total current assets	197,828	220,075
Property and equipment, net	3,978	4,455
Other assets	1,484	1,528
	$203,290	$226,058

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,157	$3,903
Accrued compensation	2,475	2,849
Accrued research and development	2,312	1,588
Other accrued liabilities	571	746
Deferred rent, current portion	1,350	1,208
Total current liabilities	7,865	10,294

Long-term portion of deferred rent	7,029	7,439
Other long-term liabilities	69	74

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	88	88
Additional paid-in capital	1,059,778	1,057,390
Accumulated other comprehensive income	38	47
Accumulated deficit	(871,577)	(849,274)
Total stockholders’ equity	188,327	208,251
	$203,290	$226,058

(1)  The balance sheet at December 31, 2013 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2013.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Contract revenues from collaborations	$—	$—
Costs and expenses:
Research and development	16,869	20,315
General and administrative	5,516	5,395
Total costs and expenses	22,385	25,710

Loss from operations	(22,385)	(25,710)
Interest income	82	136

Net loss	$(22,303)	$(25,574)

Net loss per share, basic and diluted	$(0.25)	$(0.29)

Weighted average shares used in computing net loss per share, basic and diluted	87,526	87,141

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(22,303)	$(25,574)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(9)	(4)

Comprehensive loss	$(22,312)	$(25,578)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(22,303)	$(25,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	655	669
Stock-based compensation expense	2,364	1,793
Changes in assets and liabilities:
Accounts receivable	5,750	—
Prepaid and other current assets	(94)	1,262
Other assets	44	58
Accounts payable	(2,746)	441
Accrued compensation	(374)	(3,504)
Accrued research and development	724	(49)
Other accrued liabilities	(175)	(69)
Deferred rent and other long term liabilities	(273)	(138)
Net cash used in operating activities	(16,428)	(25,111)
Investing activities
Purchases of available-for-sale securities	(79,637)	(100,934)
Maturities of available-for-sale securities	90,275	127,396
Capital expenditures	(178)	(676)
Net cash provided by investing activities	10,460	25,786
Financing activities
Net proceeds from issuances of common stock	24	—
Net cash provided by financing activities	24	—
Net increase (decrease) in cash and cash equivalents	(5,944)	675
Cash and cash equivalents at beginning of period	20,854	33,484
Cash and cash equivalents at end of period	$14,910	$34,159

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

2.              Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2013 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

3. Stock Award Plans

We have three stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan) and 2000 Non-Employee Directors’ Stock Option Plan (Directors’ Plan), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock- based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest. We review our forfeiture rates each quarter and make any necessary changes to our estimates. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. In the first quarter of 2014, we granted certain performance-based stock options to purchase shares of our common stock which will vest upon the achievement of certain performance-based conditions. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognized stock-based compensation expense on the related estimated fair value of such options on straight-line basis from the date of grant up to the date when we expect the performance condition will be probably achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly evaluation period, prior to the event actually occurring, we will recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement.  In those cases, we will recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up as if we had estimated at the grant date that the performance condition will be achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be probably achieved, if any.

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

During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	March 31,
	2014	2013
Outstanding stock options	18,281	15,614
Warrant to purchase common stock	200	200
Purchase Plan	68	41

	18,549	15,855

5.              Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized in the quarters ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Research and development	$1,314	$1,023
General and administrative	1,050	770
Total stock-based compensation expense	$2,364	$1,793

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

We determined weighted-average valuation assumptions separately for each of these groups as follows:

•                  Volatility—We estimated volatility using our historical share price performance over the expected life of the option. We also considered other factors, such as implied volatility, our current clinical trials and other company activities that may affect the volatility of our stock in the future. We determined that at this time historical volatility is more indicative of our expected future stock performance than implied volatility.

•                  Expected term—For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods. We analyzed various historical data to determine the applicable expected term for each of the other option groups. This data included: (1) for exercised options, the term of the options from option grant date to exercise date; (2) for cancelled options, the term of the options from option grant date to cancellation date, excluding non-vested option forfeitures; and (3) for options that remained outstanding at the balance sheet date, the term of the options from option grant date to the end of the reporting period and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each employee group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we considered the optionee type (i.e., officers and directors or all other employees) and other factors that may affect the expected term of the option.

•                  Risk-free interest rate—The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group.

•                  Dividend yield—The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the future.

Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, we are required to estimate the amount of expected forfeitures when calculating compensation costs. We estimated the forfeiture rate using our historical experience with non-vested options. We adjust our stock-based compensation expense as actual forfeitures occur, review our estimated forfeiture rates each quarter and make changes to our estimate as appropriate.

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three months ended March 31, 2014 and 2013:

	Equity Incentive Plans
	Three Months Ended
	March 31,
	2014	2013
Risk-free interest rate	2.2%	0.8%
Expected term (in years)	6.5	5.5
Dividend yield	0.0%	0.0%
Expected volatility	75.2%	73.4%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 3,188,150 shares of common stock during the three months ended March 31, 2014, with a grant-date weighted-average fair value of $2.36 per share. Of the 3,188,150 common stock options granted, 950,000 shares were related to performance-based stock option awards which will vest upon the achievement of certain corporate performance-based milestones related to the progress and success of the Phase 3 clinical program of fostamatinib in ITP. We granted options to purchase 2,018,691 shares of common stock during the three months ended March 31, 2013, with a grant-date weighted-average fair value of $4.02 per share.  As of March 31, 2014, there was approximately $12.0 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At March 31, 2014, there were 6,290,247 shares of common stock available for future grant under our equity incentive plans and 6,968 options to purchase shares were exercised during the three months ended March 31, 2014.

Employee Stock Purchase Plan

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted- average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2014 because the fair market value of our stock on December 31, 2013 was lower than the fair market value of our stock on July 1, 2013, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and will recognize the related stock-based compensation expense according to FASB ASC Subtopic No. 718-50, Employee Share Purchase Plan. The total incremental fair value for this Purchase Plan “reset” was approximately $577,000, and is being recognized from January 2, 2014 to December 31, 2015.

As of March 31, 2014, there were approximately 84,030 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three months ended March 31, 2014 and 2013. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Three Months Ended
	March 31,
	2014	2013
Risk-free interest rate	0.3%	0.2%
Expected term (in years)	1.7	1.4
Dividend yield	0.0%	0.0%
Expected volatility	66.0%	58.0%

6.              Research and Development Accruals

We have various contracts with third parties related to our research and development activities. Costs that are incurred but not billed to us as of the end of the period are accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight-line basis over the duration of the contracts. Raw materials and study materials purchased for us by third parties are expensed at the time of purchase.

7.              Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We currently do not have significant active collaborations. We have several active collaborations that we have currently considered not significant. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $152.3 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $61.2 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize the licensed products.

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

In June 2012, we entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the development and commercialization of our program, R256, an inhaled janus kinase (JAK) inhibitor shown to inhibit interleukin (IL)-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma. AZ is responsible for beginning the first-in- human clinical studies for R256, and for designing and conducting the clinical development of the compound. AZ also has exclusive rights to commercialize R256 around the world. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting. As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012. On December 31, 2013, we earned revenue associated with the time-based non-refundable payment of $5.8 million from AZ in consideration for AZ’s decision to continue its development of R256 in asthma.

In June 2011, we entered into an exclusive license agreement with BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program, which is currently in Phase 1 development. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it. In July 2012, we received a time-based payment of $500,000 from BerGenBio due to us on June 29, 2012, pursuant to the terms of the agreement. We recognized the payment as revenue in the second quarter of 2012.

In August 2002, we entered into a collaboration agreement with Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation, which is currently in Phase 1 development. In April 2013, we received a $1.4 million payment from Daiichi related to Daiichi’s filing of an investigational new drug (IND) for an oncology compound. In January 2012, we received a $750,000 payment from Daiichi. To date, we have earned payments under this arrangement totaling $7.9 million and may earn additional payments in connection with the achievement by Daiichi of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co- promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of specified events.

8.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Checking account	$409	$195
Money market funds	13,625	9,059
U. S. treasury bills	2,068	2,085
Government-sponsored enterprise securities	62,827	67,178
Corporate bonds and commercial paper	116,455	133,458
	$195,384	$211,975
Reported as:
Cash and cash equivalents	$14,910	$20,854
Available-for-sale securities	180,474	191,121
	$195,384	$211,975

Cash equivalents and available-for-sale securities include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2014	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$2,065	$3	$—	$2,068
Government-sponsored enterprise securities	62,799	34	(6)	62,827
Corporate bonds and commercial paper	116,448	27	(20)	116,455
Total	$181,312	$64	$(26)	$181,350

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$2,083	$2	$—	$2,085
Government-sponsored enterprise securities	67,160	29	(11)	67,178
Corporate bonds and commercial paper	133,431	33	(6)	133,458
Total	$202,674	$64	$(17)	$202,721

As of March 31, 2014, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Two Years
U. S. treasury bills	$2,068	$—
Government-sponsored enterprise securities	45,326	17,501
Corporate bonds and commercial paper	105,332	11,123
	$152,726	$28,624

As of March 31, 2014, our cash equivalents and available-for-sale securities had a weighted-average time to maturity of approximately 197 days. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of March 31, 2014 through their respective maturity dates. At March 31, 2014, we had no investments that had been in a continuous unrealized loss position for more than twelve months. As of March 31, 2014, a total of 31 individual securities had been in an unrealized loss position for twelve months or less and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at March 31, 2014.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
March 31, 2014	Fair Value	Losses
Government-sponsored enterprise securities	$15,697	$(6)
Corporate bonds and commercial paper	48,766	(20)
Total	$64,463	$(26)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$13,625	$—	$—	$13,625
U. S. treasury bills	—	2,068	—	2,068
Government-sponsored enterprise securities	—	62,827	—	62,827
Corporate bonds and commercial paper	—	116,455	—	116,455

Total	$13,625	$181,350	$—	$194,975

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$9,059	$—	$—	$9,059
U. S. treasury bills	—	2,085	—	2,085
Government-sponsored enterprise securities	—	67,178	—	67,178

Corporate bonds and commercial paper	—	133,458	—	133,458
Total	$9,059	$202,721	$—	$211,780

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. We currently have five product candidates in development: fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor expected to enter a Phase 3 clinical trial for immune thrombocytopenic purpura (ITP) in the second quarter of 2014 and a Phase 2 clinical trial for immunoglobulin A nephropathy (IgAN) in the second half of 2014; R348, a topical JAK/SYK inhibitor currently in Phase 2 clinical trials for dry eye and expected to enter a Phase 2 clinical trial in dry eye in patients with ocular graft-versus-host disease in the second quarter of 2014; R118, an adenosine monophosphate (AMP)-activated protein kinase (AMPK) activator currently in a Phase 1 clinical trial; and two oncology product candidates in Phase 1 development with partners BerGenBio and Daiichi.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of March 31, 2014, we had approximately $195.4 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements though the second quarter of 2016. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, and to a much lesser extent through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

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

Orally-available SYK inhibitor program.  Platelet destruction from ITP is mediated by immunoglobulin G (IgG) signaling, and fostamatinib is a potent inhibitor of IgG signaling. The results of our Phase 2 trial of fostamatinib to evaluate its safety and initial efficacy in chronic ITP patients, published in Blood (2009, volume 113, number 14), showed that fostamatinib may be effective in treating this rare autoimmune disorder. In this clinical trial, fostamatinib was orally administered in varying doses for 30 or more days and demonstrated that it can improve platelet counts in highly refractory patients.

In October 2013, we met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib in ITP. We expect to initiate a Phase 3 clinical program with two pivotal studies, one commencing in the second quarter of 2014 and one commencing in the third quarter of 2014. Each of these trials is expected to enroll approximately 75 patients who would be treated for six months and have the option to enroll in an extension study. These trials will be randomized, placebo-controlled and will enroll verified ITP patients with platelet counts below 30,000 platelets per microliter of blood. The goal of the trials will be to achieve a durable platelet count increase to over 50,000 platelets per microliter of blood. We expect top-line data from these studies by the end of 2015.

Fostamatinib—IgAN

Disease background.  IgAN is an autoimmune disease that severely affects the functioning of the kidneys. An estimated 12,000 Americans are diagnosed with this type of glomerulonephritis each year, with 25% of its victims eventually requiring dialysis and/or kidney transplantation over time. IgAN is characterized by the deposition of IgA immune complexes in the glomeruli of the kidneys leading to an inflammatory response and subsequent tissue damage that ultimately disrupts the normal filtering function of the kidneys. By inhibiting SYK in kidney cells, fostamatinib may block the signaling of IgA immune complex receptors and arrest or slow destruction of the glomeruli. We expect to enter a Phase 2 trial of fostamatinib in patients with IgAN in the second half of 2014.

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

Topical Ophthalmic JAK/SYK inhibitor program.  Since both JAK and SYK are important components in the body’s immune and inflammatory responses, R348’s combined JAK/SYK inhibition is expected to offer relief directly to the eye. A completed Phase 1 study of R348 in patients with dry eye disease showed that the drug candidate is well tolerated. In July 2013, we initiated a Phase 2 study, called DROPS (Dry eye Rigel Ophthalmic Phase 2 Study). This multi-center, randomized, double-masked study, evaluates two doses of R348 versus placebo administered twice a day over a three-month period in approximately 210 patients with dry eye disease. The efficacy endpoints will include change from baseline in corneal staining, tear production and dry eye symptom scores. Results of this Phase 2 study are expected in the third quarter of 2014.

R348—Dry Eye in Patients with Ocular Graft-Versus-Host Disease (GvHD)

Disease background.  According to an article published by the American Academy of Ophthalmology, a significant number (22% to 80%) of patients with acute or chronic GvHD develop a secondary incidence of dry eye (keratoconjunctivitis sicca). In general, these patients are severely ill and have a great medical need for a topical therapy that may better manage their symptoms.

Topical Ophthalmic JAK/SYK inhibitor program.  We expect to initiate a Phase 2 trial of R348 in patients with dry eye as a result of primary GvHD in the second quarter of 2014.

R118—Intermittent Claudication

Disease background.  Intermittent claudication (IC) refers to the muscle pain associated with peripheral artery disease (PAD) caused by either atherosclerosis or inflammation. Patients with IC have difficulty with simple activities, like walking, and current therapies do not provide sufficient relief. IC affects more than 5% of the population age 50 or older, but anyone with PAD may also suffer the effects of IC.

AMPK activator program.  Preclinical evaluation of R118, an AMPK activator, has shown it to be a central regulator of lipid and metabolic activity and capable of increasing muscle endurance. We have performed extensive research profiling R118 in a novel murine model designed to mimic the physiological conditions of people with chronic PAD.  Various measurements were taken to record both the cellular-level functionality of R118 in the muscles’ vasculature and the exercise performance of the group receiving R118 treatments compared to the untreated, or those treated with a positive control. In the study, the group treated with R118 showed functional performance benefits, including the ability to run faster and longer, as well as notable improvements in cellular energy efficiencies and small blood vessel perfusion.

In March 2014, we announced that the American Journal of Physiology has published recent research results with its orally-bioavailable AMPK activator, R118.  The publication, entitled “Exercise performance and peripheral vascular insufficiency improve with AMPK activation…” indicates that R118 may be useful in treating PAD, a chronic and progressive vascular disease effecting nearly 5% of the population over the age of 50, and related metabolic disorders. We also announced that we commenced Phase 1 clinical studies with R118 as a potential treatment for IC.

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

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. We currently do not have significant active collaborations. We have several active collaborations that we have currently considered not significant. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $152.3 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $61.2 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize the licensed products.

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

In June 2012, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our program, R256, an inhaled JAK inhibitor shown to inhibit IL-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma. AZ is responsible for beginning the first-in-human clinical studies for R256, and for designing and conducting the clinical development of the compound. AZ also has exclusive rights to commercialize R256 around the world. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting. As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012. On December 31, 2013, we earned revenue associated with the time-based non-refundable payment of $5.8 million from AZ in consideration for AZ’s decision to continue its development of R256 in asthma.

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

In August 2002, we entered into a collaboration agreement with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation which is currently in Phase 1 development. In April 2013, we received a $1.4 million non-refundable payment from Daiichi related to Daiichi’s filing of an IND for an oncology compound. In January 2012, we received a $750,000 payment from Daiichi. To date, we have earned payments under this arrangement totaling $7.9 million and may earn additional payments in connection with the achievement by Daiichi of certain clinical events. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world. Future events that may trigger payments to us under the Daiichi agreement are based solely on Daiichi’s future efforts and achievements of specified events.

Research and Development Expenses

Our research and development expenditures include costs related to preclinical studies and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs.

We do not track fully-burdened research and development costs separately for each of our drug candidates. We review our research and development expense by focusing on three categories: research, development and other. Our research team is focused on creating a portfolio of product candidates that can be developed into small-molecule therapeutics in our own proprietary programs or with potential collaborative partners and utilizes our robust discovery engine to rapidly discover and validate new product candidates in our focused range of therapeutic indications. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, lab supplies and fees to third party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock-based compensation expense relating to personnel in research and development groups.

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

The following table presents our total research and development expense by category.

	Three Months Ended
	March 31,		From January 1, 2007
	2014	2013	to March 31, 2014
Categories:
Research	$4,793	$6,635	$161,000
Development	6,496	8,313	236,063
Other	5,580	5,367	178,431

	$16,869	$20,315	$575,494

*                                         We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $4.3 million for each of the three months ended March 31, 2014 and 2013, and allocated stock-based compensation expenses of approximately $1.3 and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014, a major portion of our total research and development expense was associated with our allocated facilities costs, research and development expense for our ITP program and topical ophthalmic JAK/SYK inhibitor program, as well as salaries of our research and development personnel. For the three months ended March 31, 2013, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, research and development expense for our asthma program, topical ophthalmic JAK/SYK inhibitor program, and our topical JAK/SYK inhibitor program, and allocated facilities costs.

The scope and magnitude of future research and development expense are difficult to predict given the number of clinical trials that we will need to conduct for any of our potential products, as well as our limited capital resources. Preclinical testing and clinical development are long, expensive and uncertain processes. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical trials in humans. Each of these steps is typically more expensive than the previous step, meaning that success in early stages of development often results in increasing expenditures for a given product candidate. Significant delays in clinical testing could materially impact our product development costs and timing of completion of the clinical trials. We do not know whether planned clinical trials will begin on time, will need to be halted or revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, delays from scale up, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a clinical trial at a prospective clinical site or delays in recruiting subjects to participate in a clinical study.

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

•                  “If we are unable to obtain regulatory approval to market products in the United States and foreign jurisdictions, we will not be permitted to commercialize products we or our collaborative partners may develop.”

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

Stock-based Compensation

The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility using our historical stock price performance over the expected life of the option up to the point where we have historical market data. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock-based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest. In the first quarter of 2014, we granted options to purchase 950,000 shares of common stock which will vest upon the achievement of certain corporate performance-based milestones related to the progress and success of the Phase 3 clinical program of fostamatinib in ITP. We determined the fair value of the performance-based stock options using Black-Scholes option —pricing model at the date of grant of approximately $2.5 million. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognized stock-based compensation expense on the related estimated fair value of such options on straight-line basis from the date of grant up to the date when we expect the performance condition will be probably achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly evaluation period, prior to the event actually occurring, we will recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement. In those cases, we will recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up as if we had estimated at the grant date that the performance condition will be achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be probably achieved, if any.

Research and Development Accruals

We have various contracts with third parties related to our research and development activities. Costs that are incurred for services rendered, but not billed to us, as of the end of the period are estimated and accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight-line basis over the duration of the contracts. Raw materials and study materials purchased for us by third parties are expensed at the time of purchase. Many of our estimates are based significantly or in part on information provided for us by third parties. If such information were not reported properly, our research and development expense amounts could be misstated.

Results of Operations

Three Months Ended March 31, 2014 and 2013

Research and Development Expense

	Three Months Ended
	March 31,
	2014	2013	Aggregate Change
	(in thousands)
Research and development expense	$16,869	$20,315	$(3,446)
Stock-based compensation expense included in research and development expense	$1,314	$1,023	$291

The decrease in research and development expense for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to the decrease in research and development costs related to the completion of a Phase 2 clinical trial with R343 in asthma in August 2013, a decrease in laboratory supplies for research and development due to a work force reduction in September 2013, and the completion of a Phase 2 clinical trial with R333 in discoid lupus in October 2013, partially offset by an increase in research and development costs related to fostamatinib in ITP and an increase in stock-based compensation expense. We expect that our research and development expense will increase through the remainder of 2014  due to the initiation of the Phase 3 clinical program to study fostamatinib in ITP in the second quarter of 2014, our plan to initiate a Phase 2 clinical trial for IgAN in the second half of 2014, our plan to initiate a Phase 2 clinical trial in dry eye in patients with ocular graft-versus-host disease in the second quarter of 2014, and the continued progress of our Phase 2 clinical trial of R348 in chronic dry eye and our Phase 1 clinical trial of R118 in IC.

General and Administrative Expense

	Three Months Ended
	March 31,
	2014	2013	Aggregate Change
	(in thousands)
General and administrative expense	$5,516	$5,395	$121
Stock-based compensation expense included in general and administrative expense	$1,050	$770	$280

The increase in general and administrative expense for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to the increase in stock-based compensation expense, partially offset by the decrease in bonus compensation expense for general and administrative personnel.

Interest Income

	Three Months Ended
	March 31,
	2014	2013	Aggregate Change
	(in thousands)
Interest income	$82	$136	$(54)

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the three months ended March 31, 2014, as compared to the same period in 2013 was primarily due to lower average cash balances of our available-for-sale investments.

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

As of March 31, 2014, we had approximately $195.4 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $212.0 million as of December 31, 2013, a decrease of approximately $16.6 million. The decrease was primarily attributable to payments associated with operating expenses for the three months ended March 31, 2014. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements though the second quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

For the three months ended March 31, 2014 and 2013, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,428)	$(25,111)
Investing activities	10,460	25,786
Financing activities	24	—

Net increase (decrease) in cash and cash equivalents	$(5,944)	$675

Net cash used in operating activities was approximately $16.4 million for the three months ended March 31, 2014, compared to approximately $25.1 million for the three months ended March 31, 2013. In each period, net cash used in operating activities primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $10.5 million for the three months ended March 31, 2014, compared to approximately $25.8 million for the three months ended March 31, 2013.  Net cash provided by investing activities in each period related to net maturities of available-for-sale securities, partially offset by capital expenditures. Capital expenditures were approximately $178,000 for the three months ended March 31, 2014, compared to approximately $676,000 for the same period in 2013.

Net cash provided by financing activities was approximately $24,000 for the three months ended March 31, 2014 related to the proceeds from the exercise of outstanding options during the quarter. There was no cash provided by financing activities for the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

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

As of March 31, 2014, we had the following contractual commitments:

		Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Facilities lease	$58,760	$14,493	$30,763	$13,504	$—

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2014.

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In April 2013, our partner, AZ announced the top-line results of OSKIRA-1, a Phase 3 study to assess the efficacy and safety of fostamatinib, the first oral SYK inhibitor in development for RA. In June 2013, AZ announced the topline results from OSKIRA-2 and OSKIRA-3, two pivotal Phase 3 clinical trials investigating fostamatinib. Based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, in June 2013, AZ informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. As such, our collaboration agreement with AZ related to fostamatinib was no longer a potential source of future funds for us. We have decided not to continue development of fostamatinib for the treatment of RA or lymphoma due to insufficient efficacy findings from completed clinical trials and the competitive landscape in those indications. We plan to commence a Phase 3 clinical program to study fostamatinib in ITP in the second quarter of 2014 on our own, which may accelerate our need for additional capital. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through the second quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, R343, our inhaled SYK inhibitor evaluated as a potential therapeutic for patients with allergic asthma, did not meet the primary or secondary endpoints in a Phase 2 clinical study completed in the third quarter of 2013. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, in June 2013, our partner, AZ, informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. We plan to commence a Phase 3 clinical program to study fostamatinib in ITP in the second quarter of 2014 on our own. We cannot assure you that we will be able to successfully complete the clinical development of fostamatinib and ultimately commercialize fostamatinib. If we are unable to complete the clinical development of fostamatinib, our business may be harmed.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have five product candidates in the clinical testing stage. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, enrollment, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. In future clinical trials, we or our partners may discover additional side effects and/or higher frequency of side effects than those observed in completed clinical trials. The results of preliminary and mid-stage studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous studies. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical studies based on existing knowledge of the compounds. However, we cannot provide assurance that we will meet any of these timelines for clinical development. Additionally, the initial results of the completed Phase 2 clinical trial of fostamatinib in ITP do not necessarily predict final results and the results may not be repeated in later clinical trials.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, it was due to the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $22.4 million for the three months ended March 31, 2014. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of March 31, 2014, we had an accumulated deficit of approximately $871.6 million. The extent of our future losses or profitability, if any, is highly uncertain.

If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties now and in the future. We rely on these arrangements for not only financial resources, but also for expertise we need now and in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if these collaborations or additional collaborations with third parties, if any, will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. In addition, our corporate collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate or development program. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason, including corporate restructuring, such failure might delay our ongoing research and development efforts, because we might not receive any future payments, and we would not receive any royalties associated with such compound or product. For example, our partner, AZ, decided that it would not proceed with regulatory filings and would return the rights to fostamatinib to us. As a result, the agreement with AZ was no longer a potential source of funds to us. We plan to commence a Phase 3 clinical program to study fostamatinib in ITP in the second quarter of 2014 on our own. We may seek another collaborator or licensee in the future for clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. If we are unable to form new collaborations or enter into new license agreements, our research and development efforts could be delayed. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 84 pending patent applications and over 265 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities and partnering.*

Our success will depend, in part, on our ability to operate without infringing or misappropriating the proprietary rights of others. There are many issued patents and patent applications filed by third parties relating to products or processes that are similar or identical to our licensors or ours, and others may be filed in the future. There may also be copyrights or trademarks that third parties hold. There can be no assurance that our activities, or those of our licensors, will not violate intellectual property rights of others. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights, and we do not know if our collaborators or we would be successful in any such litigation. Any legal action against our collaborators or us claiming damages or seeking to enjoin commercial activities relating to the affected products, our methods or processes could:

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

In general, under Section 382 of the Internal Revenue Code of 1986 (Internal Revenue Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. Our existing net operating losses and credits may be subject to limitations arising from previous and future ownership changes under Section 382 of the Internal Revenue Code. To the extent we cannot completely utilize net operating loss carryforwards or tax credits in our financial statements to offset future taxable income, our tax expense may increase in future periods.

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

Securities class action lawsuits or other litigation could result in substantial damages and may divert management’s time and attention from our business.

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

We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.*

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including fostamatinib for ITP and IgAN, R348 for chronic dry eye and dry eye in patients with graft-versus-host disease, and R118 for IC. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.19*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 7, 2014

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.19*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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