Form 10-Q
period 2014-06-30
RIGEL PHARMACEUTICALS INC
filed 2014-08-05
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 30, 2014, there were 87,792,740 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2014	2013(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,882	$20,854
Available-for-sale securities	152,148	191,121
Accounts receivable	—	5,750
Prepaid and other current assets	1,510	2,350
Total current assets	177,540	220,075
Property and equipment, net	3,430	4,455
Other assets	1,461	1,528
	$182,431	$226,058

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,896	$3,903
Accrued compensation	3,172	2,849
Accrued research and development	2,770	1,588
Other accrued liabilities	731	746
Deferred rent, current portion	1,496	1,208
Total current liabilities	10,065	10,294

Long-term portion of deferred rent	6,570	7,439
Other long-term liabilities	63	74

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	88	88
Additional paid-in capital	1,062,571	1,057,390
Accumulated other comprehensive income	42	47
Accumulated deficit	(896,968)	(849,274)
Total stockholders’ equity	165,733	208,251
	$182,431	$226,058

(1)  The balance sheet at December 31, 2013 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2013.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contract revenues from collaborations	$—	$1,400	$—	$1,400
Costs and expenses:
Research and development	20,063	19,393	36,932	39,708
General and administrative	5,393	4,892	10,909	10,287
Total costs and expenses	25,456	24,285	47,841	49,995

Loss from operations	(25,456)	(22,885)	(47,841)	(48,595)
Interest income	65	117	147	253

Net loss	$(25,391)	$(22,768)	$(47,694)	$(48,342)

Net loss per share, basic and diluted	$(0.29)	$(0.26)	$(0.54)	$(0.55)

Weighted average shares used in computing net loss per share, basic and diluted	87,532	87,147	87,529	87,144

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(25,391)	$(22,768)	$(47,694)	$(48,342)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	4	(61)	(5)	(65)

Comprehensive loss	$(25,387)	$(22,829)	$(47,699)	$(48,407)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(47,694)	$(48,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,278	1,297
Stock-based compensation expense	4,496	3,540
Changes in assets and liabilities:
Accounts receivable	5,750	—
Prepaid and other current assets	840	1,282
Other assets	67	115
Accounts payable	(2,007)	424
Accrued compensation	323	(4,072)
Accrued research and development	1,182	(103)
Other accrued liabilities	(15)	(252)
Deferred rent and other long term liabilities	(592)	(321)
Net cash used in operating activities	(36,372)	(46,432)
Investing activities
Purchases of available-for-sale securities	(125,057)	(209,436)
Maturities of available-for-sale securities	164,025	227,876
Sales of available-for-sale securities	—	16,479
Capital expenditures	(253)	(925)
Net cash provided by investing activities	38,715	33,994
Financing activities
Net proceeds from issuances of common stock	685	822
Net cash provided by financing activities	685	822
Net increase (decrease) in cash and cash equivalents	3,028	(11,616)
Cash and cash equivalents at beginning of period	20,854	33,484
Cash and cash equivalents at end of period	$23,882	$21,868

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

3.              Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09 — Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of the ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.  ASU No. 2014-09 will be effective fiscal years beginning after December 15, 2016 and early adoption is not permitted. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. We are currently evaluating the transition method that will be elected and the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

4. Stock Award Plans

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

5.              Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include a warrant to purchase our common shares and stock options and shares issuable under our stock award plans. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Outstanding options	17,417	15,681	17,417	15,681
Warrant	200	200	200	200
Purchase Plan	199	235	131	153

	17,816	16,116	17,748	16,034

6.              Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Research and development	$1,189	$1,002	$2,503	$2,025
General and administrative	943	745	1,993	1,515
Total stock-based compensation expense	$2,132	$1,747	$4,496	$3,540

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2014 and 2013:

	Equity Incentive Plans		Equity Incentive Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Risk-free interest rate	2.2%	0.9%	2.1%	0.8%
Expected term (in years)	6.7	6.0	6.5	5.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	76.9%	83.8%	75.3%	73.9%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 3,397,275 shares of common stock during the six months ended June 30, 2014, with a grant-date weighted-average fair value of $2.35 per share. Of the 3,397,275 common stock options granted, 950,000 shares were related to performance-based stock option awards which will vest upon the achievement of certain corporate performance-based milestones related to the progress and success of the Phase 3 clinical program of fostamatinib in immune thrombocytopenic purpura (ITP). We granted options to purchase 2,109,941 shares of common stock during the six months ended June 30, 2013, with a grant-date weighted-average fair value of $4.00 per share.  As of June 30, 2014, there was approximately $10.5 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At June 30, 2014, there were 7,151,106 shares of common stock available for future grant under our equity incentive plans and 9,426 options to purchase shares were exercised during the six months ended June 30, 2014.

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

As of June 30, 2014, there were approximately 3,826,858 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the six months ended June 30, 2014 and 2013. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

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

8.              Corporate Collaborations

We have several active collaborations, none of which that we currently consider significant. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress-dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $152.3 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $61.2 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if any of these partners successfully commercialize the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory or commercial events.

Since we do not control the research, development or commercialization of the product candidates generated under these collaborations, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all or any portion of the potential contingent payments provided for under these collaborations and it is possible that we may never receive any additional significant contingent payments or royalties under these collaborations.

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

In August 2002, we entered into a collaboration agreement with Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation, which is currently in Phase 1 development. In April 2013, we received a $1.4 million payment from Daiichi related to Daiichi’s filing of an investigational new drug (IND) for an oncology compound. In January 2012, we received a $750,000 payment from Daiichi. To date, we have earned payments under this arrangement totaling $7.9 million. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co- promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world.

9.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Checking account	$401	$195
Money market funds	12,482	9,059
U. S. treasury bills	2,049	2,085
Government-sponsored enterprise securities	57,510	67,178
Corporate bonds and commercial paper	103,588	133,458
	$176,030	$211,975
Reported as:
Cash and cash equivalents	$23,882	$20,854
Available-for-sale securities	152,148	191,121
	$176,030	$211,975

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2014	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$2,047	$2	$—	$2,049
Government-sponsored enterprise securities	57,496	22	(8)	57,510
Corporate bonds and commercial paper	103,562	30	(4)	103,588
Total	$163,105	$54	$(12)	$163,147

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$2,083	$2	$—	$2,085
Government-sponsored enterprise securities	67,160	29	(11)	67,178
Corporate bonds and commercial paper	133,431	33	(6)	133,458
Total	$202,674	$64	$(17)	$202,721

As of June 30, 2014, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Two Years
U. S. treasury bills	$2,049	$—
Government-sponsored enterprise securities	32,009	25,501
Corporate bonds and commercial paper	90,784	12,804
Total	$124,842	$38,305

As of June 30, 2014, our cash equivalents and available-for-sale securities had a weighted-average time to maturity of approximately 214 days. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of June 30, 2014 through their respective maturity dates. At June 30, 2014, we had no investments that had been in a continuous unrealized loss position for more than twelve months. As of June 30, 2014, a total of 19 individual securities had been in an unrealized loss position for twelve months or less and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at June 30, 2014.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
June 30, 2014	Fair Value	Losses
Government-sponsored enterprise securities	$14,045	$(8)
Corporate bonds and commercial paper	22,377	(4)
Total	$36,422	$(12)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$12,482	$—	$—	$12,482
U. S. treasury bills	—	2,049	—	2,049
Government-sponsored enterprise securities	—	57,510	—	57,510
Corporate bonds and commercial paper	—	103,588	—	103,588
Total	$12,482	$163,147	$—	$175,629

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$9,059	$—	$—	$9,059
U. S. treasury bills	—	2,085	—	2,085
Government-sponsored enterprise securities	—	67,178	—	67,178
Corporate bonds and commercial paper	—	133,458	—	133,458
Total	$9,059	$202,721	$—	$211,780

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. We currently have five product candidates in development: fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor in a Phase 3 clinical program for ITP and expected to enter into a Phase 2 clinical trial for IgA nephropathy (IgAN) in the second half of 2014; R348, a topical JAK/SYK inhibitor currently in Phase 2 clinical trials for dry eye; R118, an adenosine monophosphate (AMP)-activated protein kinase (AMPK) activator in Phase 1 development; and two oncology product candidates in Phase 1 development with partners BerGenBio and Daiichi.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of June 30, 2014, we had approximately $176.0 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through the second quarter of 2016. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, and to a much lesser extent through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

Product Development Programs

Our product development portfolio features multiple novel, small-molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory and autoimmune diseases, as well as muscle disorders.

Clinical Stage Programs

Fostamatinib—Immune Thrombocytopenic Purpura

Disease background.  Chronic ITP affects an estimated 60,000 to 125,000 people in the US. In patients with ITP, the immune system attacks and destroys the body’s own blood platelets, which play an active role in blood clotting and healing.  ITP patients can suffer extraordinary bruising, bleeding and fatigue as a result of low platelet counts.  Current therapies for ITP include steroids, blood platelet production boosters that imitate thrombopoietin (TPOs) and splenectomy.  We believe that fostamatinib is the only potential therapy that may address the autoimmune basis of the disease.

Orally-available SYK inhibitor program.  Taken in tablet form, fostamatinib blocks the activation of SYK inside immune cells.  ITP causes the body to produce antibodies that attach to healthy platelets in the blood stream. Immune cells recognize these antibodies and affix to them, which activates the SYK enzyme inside the immune cell, and triggers the destruction of the antibody and the attached platelet. When SYK is inhibited by fostamatinib, it interrupts this immune cell function and allows the platelets to escape destruction. The results of our Phase 2 clinical study, in which fostamatinib was orally administered to sixteen adults with chronic ITP, published in Blood (2009, volume 113, number 14), showed that fostamatinib significantly increased the platelet counts of certain ITP patients, including those who had failed other currently available agents.

In October 2013, we met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program in which a total of 150 ITP patients will be randomized into two identical multi-center, double-blind, placebo-controlled clinical studies.  The patients will have been diagnosed with persistent or chronic ITP, and have blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects will receive fostamatinib orally at 100 mg bid (twice daily) and the other third will receive placebo on the same schedule.  Subjects are expected to remain on treatment for 24 weeks. At week four of treatment, subjects who meet certain platelet count and tolerability thresholds will have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program is a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. We initiated our Phase 3 clinical program in July 2014 and expect top-line data by the end of 2015.

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

Topical Ophthalmic JAK/SYK inhibitor program.  Since both JAK and SYK are important components in the body’s immune and inflammatory responses, R348’s combined JAK/SYK inhibition is expected to offer relief directly to the eye. A completed Phase 1 study of R348 in patients with dry eye disease showed that the drug candidate is well tolerated. In July 2013, we initiated a Phase 2 study, called DROPS (Dry eye Rigel Ophthalmic Phase 2 Study). This multi-center, randomized, double-masked study, evaluates two doses of R348 versus placebo administered twice a day over a three-month period in approximately 210 patients with dry eye disease. The efficacy endpoints will include change from baseline in corneal staining, tear production and dry eye symptom scores. Results of this Phase 2 study are expected this month.

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

Topical Ophthalmic JAK/SYK inhibitor program.  We have initiated a Phase 2 trial of R348 in patients with dry eye as a result of primary GvHD in the second quarter of 2014.

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

Corporate Collaborations

We have several active collaborations, none of which that we currently consider significant. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress-dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $152.3 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $61.2 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if any of these partners successfully commercialize the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory or commercial events.

Since we do not control the research, development or commercialization of the product candidates generated under these collaborations, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all or any portion of the potential contingent payments provided for under these collaborations and it is possible that we may never receive any additional significant contingent payments or royalties under these collaborations.

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

In August 2002, we entered into a collaboration agreement with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation which is currently in Phase 1 development. In April 2013, we received a $1.4 million non-refundable payment from Daiichi related to Daiichi’s filing of an IND for an oncology compound. In January 2012, we received a $750,000 payment from Daiichi. To date, we have earned payments under this arrangement totaling $7.9 million. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world.

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

The following table presents our total research and development expense by category.

	Three Months Ended		Six Months Ended
	June 30,		June 30,		From January 1, 2007
	2014	2013	2014	2013	to June 30, 2014
Categories:
Research	$4,964	$6,171	$9,757	$12,806	$165,964
Development	9,713	7,860	16,209	16,173	245,776
Other	5,386	5,362	10,966	10,729	183,817

	$20,063	$19,393	$36,932	$39,708	$595,557

*                                         We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $4.2 million and $4.4 million for the three months ended June 30, 2014 and 2013, respectively, and allocated stock-based compensation expenses of approximately $1.2 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, allocated facilities costs were approximately $8.5 million and $8.7 million, respectively, and allocated stock-based compensation expenses were approximately $2.5 million and $2.0 million, respectively.

For the three and six months ended June 30, 2014, a major portion of our total research and development expense was associated with the research and development expense for our SYK inhibitor program for ITP, as well as our topical ophthalmic JAK/SYK inhibitor program for dry eye disease, allocated facilities costs and salaries of our research and development personnel.  For the three and six months ended June 30, 2013, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, research and development expense for our asthma program, topical ophthalmic JAK/SYK inhibitor program, and our topical JAK/SYK inhibitor program, and allocated facilities costs.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 — Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of the ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.  ASU No. 2014-09 will be effective fiscal years beginning after December 15, 2016 and early adoption is not permitted. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. We are currently evaluating the transition method that will be elected and the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

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

Stock-based Compensation

The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions of a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate, forfeiture rates and dividends. We estimate volatility using our historical stock price performance over the expected life of the option up to the point where we have historical market data. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock-based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest. In the first quarter of 2014, we granted options to purchase 950,000 shares of common stock which will vest upon the achievement of certain corporate performance-based milestones related to the progress and success of the Phase 3 clinical program of fostamatinib in ITP. We determined the fair value of the performance-based stock options using Black-Scholes option —pricing model at the date of grant of approximately $2.5 million. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognized stock-based compensation expense on the related estimated fair value of such options on straight-line basis from the date of grant up to the date when we expect the performance condition will be probably achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly evaluation period, prior to the event actually occurring, we will recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement. In those cases, we will recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up as if we had estimated at the grant date that the performance condition will be achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be probably achieved, if any.

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

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Contract revenues from collaborations	$—	$1,400	$(1,400)	$—	$1,400	$(1,400)

Contract revenue from collaborations in the three and six months ended June 30, 2013 was comprised of a $1.4 million payment from Daiichi for the IND filing for an oncology compound. We have not recognized any revenue in the three and six months ended June 30, 2014.  We also had no deferred revenue as of June 30, 2014. Our potential future revenues may include payments from our current collaboration partners and from new collaboration partners with which we enter into agreements in the future, if any.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Research and development expense	$20,063	$19,393	$670	$36,932	$39,708	$(2,776)
Stock-based compensation expense included in research and development expense	$1,189	$1,002	$187	$2,503	$2,025	$478

The increase in research and development expense for the three months ended June 30, 2014, compared to the same period in 2013, was primarily due to the increase in research and development costs related to our Phase 3 clinical program for fostamatinib in ITP, partially offset by the decrease in research and development costs related to our Phase 2 clinical study of R343 in asthma which was completed in August 2013 and our Phase 2 clinical study of R348 in dry eye disease. The decrease in research and development expense for the six months ended June 30, 2014, compared to the same period in 2013, was primarily due to the completion of our Phase 2 clinical study of R343 in asthma, a decrease in costs for our Phase 2 clinical study of R348 in dry eye disease, and the completion of our Phase 2 clinical study with R333 in discoid lupus in October 2013, partially offset by an increase in research and development costs related to fostamatinib in ITP. We expect our research and development expense to increase through the remainder of 2014 due to the continued progress of our Phase 3 clinical program to study fostamatinib in ITP, our Phase 2 clinical trial in dry eye in patients with ocular GvHD, and our Phase 1 clinical trial of R118 in IC, and our plan to initiate a Phase 2 clinical trial for IgAN in the second half of 2014.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
General and administrative expense	$5,393	$4,892	$501	$10,909	$10,287	$622
Stock-based compensation expense included in general and administrative expense	$943	$745	$198	$1,993	$1,515	$478

The increase in general and administrative expense for the three and six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to the increase in personnel costs related to bonus expense, as well as the increase in stock-based compensation expense.

Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Interest income	$65	$117	$(52)	$147	$253	$(106)

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the three and six months ended June 30, 2014, as compared to the same periods in 2013 was primarily due to lower average balances of our cash and available-for-sale investments.

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

As of June 30, 2014, we had approximately $176.0 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $212.0 million as of December 31, 2013, a decrease of approximately $36.0 million. The decrease was primarily attributable to payments associated with operating expenses in the ordinary course of business for the six months ended June 30, 2014. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through the second quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

For the six months ended June 30, 2014 and 2013, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,372)	$(46,432)
Investing activities	38,715	33,994
Financing activities	685	822

Net increase (decrease) in cash and cash equivalents	$3,028	$(11,616)

Net cash used in operating activities was approximately $36.4 million for the six months ended June 30, 2014, compared to approximately $46.4 million for the six months ended June 30, 2013. In each period, net cash used in operating activities primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $38.7 million for the six months ended June 30, 2014, compared to approximately $34.0 million for the six months ended June 30, 2013.  Net cash provided by investing activities in each period related to net maturities of available-for-sale securities and capital expenditures. Capital expenditures were approximately $253,000 for the six months ended June 30, 2014, compared to approximately $925,000 for the same period in 2013.

Net cash provided by financing activities was approximately $685,000 for the six months ended June 30, 2014, compared to approximately $822,000 for the same period in 2013. Net cash provided by financing activities in 2014 and 2013 was primarily due to the proceeds from the issuance of shares under our Purchase Plan.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

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

As of June 30, 2014, we had the following contractual commitments:

	Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Facilities lease	$55,161	$14,639	$31,069	$9,453	$—

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In April 2013, our partner, AZ announced the top-line results of OSKIRA-1, a Phase 3 study to assess the efficacy and safety of fostamatinib, the first oral SYK inhibitor in development for rheumatoid arthritis (RA). In June 2013, AZ announced the topline results from OSKIRA-2 and OSKIRA-3, two pivotal Phase 3 clinical trials investigating fostamatinib. Based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, in June 2013, AZ informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. As such, our collaboration agreement with AZ related to fostamatinib was no longer a potential source of future funds for us. We have decided not to continue development of fostamatinib for the treatment of RA or lymphoma due to insufficient efficacy findings from completed clinical trials and the competitive landscape in those indications. We initiated a Phase 3 clinical program to study fostamatinib in ITP in July 2014 on our own, which may accelerate our need for additional capital. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through the second quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

•                  the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

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

We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, R343, our inhaled SYK inhibitor evaluated as a potential therapeutic for patients with allergic asthma, did not meet the primary or secondary endpoints in a Phase 2 clinical study completed in the third quarter of 2013. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, in June 2013, our partner, AZ, informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. We initiated a Phase 3 clinical program to study fostamatinib in ITP in July 2014 on our own. We cannot assure you that we will be able to successfully complete the clinical development of fostamatinib or receive regulatory approval to ultimately commercialize fostamatinib. If we are unable to complete the clinical development of fostamatinib, our business will be harmed.

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

Delays in clinical testing could result in increased costs to us.*

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete. Significant delays in clinical testing could materially impact our product development costs and timing. For example, in July 2014, we initiated our Phase 3 clinical program to study fostamatinib in ITP, in which a total of 150 ITP patients will be randomized into two identical multi-center, double-blind, placebo-controlled clinical studies. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, it was due to the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $47.8 million for the six months ended June 30, 2014. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of June 30, 2014, we had an accumulated deficit of approximately $897.0 million. The extent of our future losses or profitability, if any, is highly uncertain.

If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.*

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties now and in the future. We rely on these arrangements for not only financial resources, but also for expertise we need now and in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if these collaborations or additional collaborations with third parties, if any, will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. In addition, our corporate collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate or development program. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason, including corporate restructuring, such failure might delay our ongoing research and development efforts, because we might not receive any future payments, and we would not receive any royalties associated with such compound or product. For example, our partner, AZ, decided that it would not proceed with regulatory filings and would return the rights to fostamatinib to us. As a result, the agreement with AZ was no longer a potential source of funds to us. We initiated a Phase 3 clinical program to study fostamatinib in ITP in July 2014 on our own. We may seek another collaborator or licensee in the future for clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. If we are unable to form new collaborations or enter into new license agreements, our research and development efforts could be delayed. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 81 pending patent applications and about 280 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We have been subject to class action lawsuits in the past, including a securities class action lawsuit commenced in the United States District Court for the Northern District of California in February 2009, that was ultimately dismissed in November 2012. However, we may be subject to similar or completely unrelated claims in the future, such as those that might occur if there was to be a change in our corporate strategy. These and other lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on any such actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.*

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including fostamatinib for ITP and IgAN, R348 for dry eye and R118 for IC. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.22*	2000 Employee Stock Purchase Plan, as amended. (6)

10.29*	2014 Cash Incentive Plan. (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

(6)         Filed as an exhibit to Rigel’s Registration Statement on Form S-8 (No. 333-196535) filed on June 5, 2014, and incorporated herein by reference.

(7)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 20, 2014, and incorporated herein by reference.

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

Date: August 5, 2014

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.22*	2000 Employee Stock Purchase Plan, as amended. (6)

10.29*	2014 Cash Incentive Plan. (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

(6)         Filed as an exhibit to Rigel’s Registration Statement on Form S-8 (No. 333-196535) filed on June 5, 2014, and incorporated herein by reference.

(7)         Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 20, 2014, and incorporated herein by reference.

*           Represents a management contract or compensatory plan or arrangement.