Form 10-Q
period 2014-09-30
RIGEL PHARMACEUTICALS INC
filed 2014-11-04
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 29, 2014, there were 87,792,740 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2014	2013(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,814	$20,854
Available-for-sale securities	144,858	191,121
Accounts receivable	—	5,750
Prepaid and other current assets	1,271	2,350
Total current assets	158,943	220,075
Property and equipment, net	2,862	4,455
Other assets	1,414	1,528
	$163,219	$226,058

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,018	$3,903
Accrued compensation	3,636	2,849
Accrued research and development	3,026	1,588
Other accrued liabilities	880	746
Deferred rent, current portion	1,641	1,208
Total current liabilities	10,201	10,294

Long-term portion of deferred rent	6,111	7,439
Other long-term liabilities	57	74

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	88	88
Additional paid-in capital	1,064,656	1,057,390
Accumulated other comprehensive income	16	47
Accumulated deficit	(917,910)	(849,274)
Total stockholders’ equity	146,850	208,251
	$163,219	$226,058

(1)  The balance sheet at December 31, 2013 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2013.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contract revenues from collaborations	$—	$—	$—	$1,400
Costs and expenses:
Research and development	16,151	17,574	53,083	57,282
General and administrative	4,889	4,677	15,798	14,964
Restructuring charges	—	1,679	—	1,679
Total costs and expenses	21,040	23,930	68,881	73,925

Loss from operations	(21,040)	(23,930)	(68,881)	(72,525)
Interest income	98	106	245	359

Net loss	$(20,942)	$(23,824)	$(68,636)	$(72,166)

Net loss per share, basic and diluted	$(0.24)	$(0.27)	$(0.78)	$(0.83)

Weighted average shares used in computing net loss per share, basic and diluted	87,793	87,430	87,618	87,240

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(20,942)	$(23,824)	$(68,636)	$(72,166)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(26)	112	(31)	47

Comprehensive loss	$(20,968)	$(23,712)	$(68,667)	$(72,119)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(68,636)	$(72,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,852	1,941
Stock-based compensation expense	6,576	5,603
Changes in assets and liabilities:
Accounts receivable	5,750	—
Prepaid expenses and other current assets	1,079	2,086
Other assets	114	173
Accounts payable	(2,885)	(672)
Accrued compensation	787	(3,901)
Accrued research and development	1,438	555
Other accrued liabilities	134	(290)
Deferred rent and other long-term liabilities	(912)	(504)

Net cash used in operating activities	(54,703)	(67,175)

Investing activities
Purchases of available-for-sale securities	(171,659)	(276,328)
Maturities of available-for-sale securities	217,891	309,802
Sales of available-for-sale securities	—	16,479
Capital expenditures	(259)	(1,053)

Net cash provided by investing activities	45,973	48,900

Financing activities
Net proceeds from issuances of common stock	690	822

Net cash provided by financing activities	690	822

Net decrease in cash and cash equivalents	(8,040)	(17,453)
Cash and cash equivalents at beginning of period	20,854	33,484

Cash and cash equivalents at end of period	$12,814	$16,031

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

3.              Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-15 — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern under Accounting Standards Codification (ASC) Subtopic 205-40, Presentation of Financial Statements — Going Concern. ASU No. 2017-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2017-15 is effective for the annual period ending after December 15, 2016 and early adoption is permitted. We will evaluate the guidance under ASU No. 2014-15 and present the required disclosures on our financial statements at the time of adoption.

In May 2014, the FASB issued ASU No. 2014-09 — Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of the ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.  ASU No. 2014-09 will be effective fiscal years beginning after December 15, 2016 and early adoption is not permitted. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

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

During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	September 30,
	2014	2013
Outstanding options	17,336	15,473
Warrant	200	200
Purchase Plan	103	52

	17,639	15,725

6.             Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development	$1,151	$1,035	$3,654	$3,060
General and administrative	929	789	2,922	2,304
Restructuring charges	—	239	—	239
Total stock-based compensation expense	$2,080	$2,063	$6,576	$5,603

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and nine months ended September 30, 2014 and 2013:

	Equity Incentive Plans		Equity Incentive Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk-free interest rate	2.2%	1.5%	2.2%	1.0%
Expected term (in years)	6.0	5.0	6.6	5.4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67.1%	69.5%	74.9%	72.5%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 3,424,510 shares of common stock during the nine months ended September 30, 2014, with a grant-date weighted-average fair value of $2.34 per share. Of the 3,424,510 common stock options granted, 950,000 shares were related to performance-based stock option awards which will vest upon the achievement of certain corporate performance-based milestones related to the progress and success of the Phase 3 clinical program of fostamatinib in immune thrombocytopenic purpura (ITP). We granted options to purchase 3,034,456 shares of common stock during the nine months ended September 30, 2013, with a grant-date weighted-average fair value of $3.40 per share.  As of September 30, 2014, there was approximately $8.7 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At September 30, 2014, there were 7,230,986 shares of common stock available for future grant under our equity incentive plans and 11,219 options to purchase shares were exercised during the nine months ended September 30, 2014.

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

As of September 30, 2014, there were approximately 3,826,858 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the nine months ended September 30, 2014 and 2013. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2014	2013
Risk-free interest rate	0.3%	0.2%
Expected term (in years)	1.7	1.4
Dividend yield	0.0%	0.0%
Expected volatility	66.0%	64.4%

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

8.              Corporate Collaborations

We have several active collaborations, none of which that we currently consider significant. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress-dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $149.8 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $58.7 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if any of these partners successfully commercialize the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory or commercial events.

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

In June 2012, we entered into an exclusive worldwide license agreement with AstraZeneca AB (AZ) for the development and commercialization of our program, R256, an inhaled JAK inhibitor shown to inhibit IL-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma. AZ is responsible for beginning the first-in-human clinical studies for R256, and for designing and conducting the clinical development of the compound. AZ also has exclusive rights to commercialize R256 around the world. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting. As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012. On December 31, 2013, we earned revenue associated with the time-based non-refundable payment of $5.8 million from AZ in consideration for AZ’s decision to continue its development of R256 in asthma. In October 2014, we earned a $2.5 million milestone from AZ for their continued development and initiation of a good laboratory practices (GLP) toxicology study with R256.

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

9.              Cash, Cash Equivalents and Available-For-Sale Securities

Cash, cash equivalents and available-for-sale securities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Checking account	$760	$195
Money market funds	8,754	9,059
U. S. treasury bills	2,029	2,085
Government-sponsored enterprise securities	52,093	67,178
Corporate bonds and commercial paper	94,036	133,458

	$157,672	$211,975

Reported as:
Cash and cash equivalents	$12,814	$20,854
Available-for-sale securities	144,858	191,121

	$157,672	$211,975

Cash equivalents and available-for-sale securities include the following securities with unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2014	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$2,027	$2	$—	$2,029
Government-sponsored enterprise securities	52,082	19	(8)	52,093
Corporate bonds and commercial paper	94,033	21	(18)	94,036

Total	$148,142	$42	$(26)	$148,158

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$2,083	$2	$—	$2,085
Government-sponsored enterprise securities	67,160	29	(11)	67,178
Corporate bonds and commercial paper	133,431	33	(6)	133,458

Total	$202,674	$64	$(17)	$202,721

As of September 30, 2014, the contractual maturities of our cash equivalents and available-for-sale securities were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Two Years
U. S. treasury bills	$2,029	$—
Government-sponsored enterprise securities	32,523	19,570
Corporate bonds and commercial paper	88,514	5,522
Total	$123,066	$25,092

As of September 30, 2014, our cash equivalents and available-for-sale securities had a weighted-average time to maturity of approximately 187 days. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as available-for-sale securities on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of September 30, 2014 through their respective maturity dates. At September 30, 2014, we had no investments that had been in a continuous unrealized loss position for more than twelve months. As of September 30, 2014, a total of 21 individual securities had been in an unrealized loss position for twelve months or less and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at September 30, 2014.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
September 30, 2014	Fair Value	Losses
Government-sponsored enterprise securities	$14,804	$(8)
Corporate bonds and commercial paper	27,289	(18)
Total	$42,093	$(26)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$8,754	$—	$—	$8,754
U. S. treasury bills	—	2,029	—	2,029
Government-sponsored enterprise securities	—	52,093	—	52,093
Corporate bonds and commercial paper	—	94,036	—	94,036

Total	$8,754	$148,158	$—	$156,912

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$9,059	$—	$—	$9,059
U. S. treasury bills	—	2,085	—	2,085
Government-sponsored enterprise securities	—	67,178	—	67,178
Corporate bonds and commercial paper	—	133,458	—	133,458
Total	$9,059	$202,721	$—	$211,780

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, as well as muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. We currently have the following product candidates in development: fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, which is in Phase 3 clinical trials for ITP and is expected to enter a Phase 2 clinical trial for IgA nephropathy (IgAN) in the fourth quarter of 2014; R348 in a Phase 2 clinical trial for dry eye in graft-versus-host disease (GvHD); and two oncology product candidates in Phase 1 development with partners BerGenBio and Daiichi.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of September 30, 2014, we had approximately $157.7 million in cash, cash equivalents and available-for-sale securities. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through the third quarter of 2016. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, and to a much lesser extent through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding.

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

In October 2013, we met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program in which a total of 150 ITP patients will be randomized into two identical multi-center, double-blind, placebo-controlled clinical studies.  One trial will consist of sites predominantly in the Unites States while the other trial will consist mainly of international sites.  The patients will have been diagnosed with persistent or chronic ITP, and have blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects will receive fostamatinib orally at 100 mg bid (twice daily) and the other third will receive placebo on the same schedule.  Subjects are expected to remain on treatment for 24 weeks. At week four of treatment, subjects who meet certain platelet count and tolerability thresholds will have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program is a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. We initiated our Phase 3 clinical program in July 2014 and expect top-line data from the predominantly U.S.-based trial by the end of 2015 and the other trial in the first quarter of 2016.

Fostamatinib—IgAN

Disease background.  IgAN is an autoimmune disease that severely affects the functioning of the kidneys. An estimated 12,000 Americans are diagnosed with this type of glomerulonephritis each year, with 25% of its victims eventually requiring dialysis and/or kidney transplantation over time. IgAN is characterized by the deposition of IgA immune complexes in the glomeruli of the kidneys leading to an inflammatory response and subsequent tissue damage that ultimately disrupts the normal filtering function of the kidneys. By inhibiting SYK in kidney cells, fostamatinib may block the signaling of IgA immune complex receptors and arrest or slow destruction of the glomeruli. We expect to begin a Phase 2 trial of fostamatinib in patients with IgAN in the fourth quarter of 2014.

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

Topical Ophthalmic JAK/SYK inhibitor program.  Since both JAK and SYK are important components in the body’s immune and inflammatory responses, R348’s combined JAK/SYK inhibition is expected to offer relief directly to the eye. A completed Phase 1 study of R348 in patients with dry eye disease showed that the drug candidate was well tolerated. In July 2013, we initiated a Phase 2 study, called DROPS (Dry eye Rigel Ophthalmic Phase 2 Study). This multi-center, randomized, double-masked study, evaluated two doses of R348 versus placebo administered twice a day over a three-month period in 210 patients with dry eye disease. In August 2014, we announced that R348 did not meet the primary or secondary endpoints in a recently completed Phase 2 clinical study in patients with dry eye disease.  The endpoints were measured by changes in corneal fluorescein staining, conjunctival staining, tear production and dry eye symptom scores from baseline over 12 weeks of treatment versus placebo.  No significant adverse events were reported in the trial. We decided not to initiate any new studies of R348 for this indication.

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

In March 2014, we commenced Phase 1 clinical studies with R118 as a potential treatment for IC. In August 2014, we announced that we have discontinued our indirect AMPK activator program due to its side-effect profile in the Phase 1 clinical trials.

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

Corporate Collaborations

We have several active collaborations, none of which that we currently consider significant. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress-dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $149.8 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $58.7 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if any of these partners successfully commercialize the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory or commercial events.

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

In June 2012, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our program, R256, an inhaled JAK inhibitor shown to inhibit IL-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma. AZ is responsible for beginning the first-in-human clinical studies for R256, and for designing and conducting the clinical development of the compound. AZ also has exclusive rights to commercialize R256 around the world. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting. As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012. On December 31, 2013, we earned revenue associated with the time-based non-refundable payment of $5.8 million from AZ in consideration for AZ’s decision to continue its development of R256 in asthma. In October 2014, we earned a $2.5 million milestone from AZ for their continued development and initiation of a GLP toxicology study with R256.

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

The following table presents our total research and development expense by category.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		From January 1, 2007
Categories:	2014	2013	2014	2013	to September 30, 2014
Research	$4,579	$5,336	$14,336	$18,142	$170,543
Development	6,150	6,802	22,359	22,975	251,926
Other	5,422	5,436	16,388	16,165	189,239

	$16,151	$17,574	$53,083	$57,282	$611,708

*              We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $4.3 million and $4.4 million for the three months ended September 30, 2014 and 2013, respectively, and allocated stock-based compensation expenses of approximately $1.2 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, allocated facilities costs were approximately $12.7 million and $13.1 million, respectively, and allocated stock-based compensation expenses were approximately $3.7 million and $3.1 million, respectively.

For the three and nine months ended September 30, 2014, a major portion of our total research and development expense was associated with the research and development expense for our SYK inhibitor program in ITP, as well as allocated facilities costs and salaries of our research and development personnel.  For the three and nine months ended September 30, 2013, a major portion of our total research and development expense were associated with the salaries of our research and development personnel, research and development expense for our asthma program, topical ophthalmic JAK/SYK inhibitor program, topical JAK/SYK inhibitor program and AMPK activator program, as well as allocated facilities costs.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern under ASC Subtopic 205-40, Presentation of Financial Statements — Going Concern. ASU No. 2017-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2017-15 is effective for the annual period ending after December 15, 2016 and early adoption is permitted. We will evaluate the guidance under ASU No. 2014-15 and present the required disclosures on our financial statements at the time of adoption.

In May 2014, the FASB issued ASU No. 2014-09 — Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of the ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.  ASU No. 2014-09 will be effective fiscal years beginning after December 15, 2016 and early adoption is not permitted. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

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

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Contract revenues from collaborations	$—	$—	$—	$—	$1,400	$(1,400)

Contract revenue from collaborations for the nine months ended September 30, 2013 was comprised of a $1.4 million payment from Daiichi for the IND filing for an oncology compound. We have not recognized any revenue for the three and nine months ended September 30, 2014, and for the three months ended September 30, 2013.  We also had no deferred revenue as of September 30, 2014. Our potential future revenues may include payments from our current collaboration partners and from new collaboration partners with which we enter into agreements in the future, if any.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Research and development expense	$16,151	$17,574	$(1,423)	$53,083	$57,282	$(4,199)
Stock-based compensation expense included in research and development expense	$1,151	$1,035	$116	$3,654	$3,060	$594

The decrease in research and development expense for the three and nine months ended September 30, 2014, compared to the same periods in 2013, was primarily due to a decrease in research and development expense related to the completion of two Phase 2 clinical studies in 2013, as well as a decrease in costs of laboratory supplies and outside services for research and development due to a work force reduction in September 2013, partially offset by the increase in research and development costs related to a Phase 3 clinical program for fostamatinib in patients with ITP. We expect our research and development expense to increase through the remainder of 2014 due to the continued progress of our Phase 3 clinical program for fostamatinib in ITP, our Phase 2 clinical trial of R348 in patients with GvHD, and our plan to initiate a Phase 2 clinical trial for fostamatinib in IgAN in the fourth quarter of 2014.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
General and administrative expense	$4,889	$4,677	$212	$15,798	$14,964	$834
Stock-based compensation expense included in general and administrative expense	$929	$789	$140	$2,922	$2,304	$618

General and administrative expense for the three months ended September 30, 2014 and 2013 was relatively stable. The increase in general and administrative expense for the nine months ended September 30, 2014, compared to the same period in 2013, was primarily due to the increase in stock-based compensation expense related to options granted to general and administrative personnel in 2013 which mainly had a two-year vesting period, as well as the stock-based compensation expense related to performance-based stock options granted in 2014.

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Restructuring charges	$—	$1,679	$(1,679)	$—	$1,679	$(1,679)
Stock-based compensation expense included in restructuring charges	$—	$239	$(239)	$—	$239	$(239)

In September 2013, we announced that we had reduced our workforce by 30 positions, mostly from the drug discovery area as a consequence of prioritizing projects and looking to conserve our working capital. We recorded restructuring charges of approximately $1.7 million, including $1.5 million of workforce reduction costs paid, and $239,000 of non-cash stock-based compensation expense primarily as a result of the extension of the date the terminated employees have to exercise their vested options to June 30, 2014 rather than 90 days from termination date as is typically required under our equity incentive plan.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2014	2013	Change	2014	2013	Change
	(in thousands)			(in thousands)
Interest income	$98	$106	$(8)	$245	$359	$(114)

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the three and nine months ended September 30, 2014, as compared to the same periods in 2013 was primarily due to lower average balances of our cash and available-for-sale investments.

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

As of September 30, 2014, we had approximately $157.7 million in cash, cash equivalents and available-for-sale securities, as compared to approximately $212.0 million as of December 31, 2013, a decrease of approximately $54.3 million. The decrease was primarily attributable to payments associated with operating expenses in the ordinary course of business for the nine months ended September 30, 2014. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through the third quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

For the nine months ended September 30, 2014 and 2013, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(54,703)	$(67,175)
Investing activities	45,973	48,900
Financing activities	690	822

Net decrease in cash and cash equivalents	$(8,040)	$(17,453)

Net cash used in operating activities was approximately $54.7 million for the nine months ended September 30, 2014, compared to approximately $67.2 million for the nine months ended September 30, 2013. In each period, net cash used in operating activities primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $46.0 million for the nine months ended September 30, 2014, compared to approximately $48.9 million for the nine months ended September 30, 2013.  Net cash provided by investing activities in each period related to net maturities of available-for-sale securities and capital expenditures. Capital expenditures were approximately $259,000 for the nine months ended September 30, 2014, compared to approximately $1.1 million for the same period in 2013.

Net cash provided by financing activities was approximately $690,000 for the nine months ended September 30, 2014, compared to approximately $822,000 for the same period in 2013. Net cash provided by financing activities in 2014 and 2013 was primarily due to the proceeds from the issuance of shares under our Purchase Plan.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

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

As of September 30, 2014, we had the following contractual commitments:

		Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Facilities lease	$51,562	$14,784	$31,376	$5,402	$—

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. In April 2013, our partner, AZ announced the top-line results of OSKIRA-1, a Phase 3 study to assess the efficacy and safety of fostamatinib, the first oral SYK inhibitor in development for rheumatoid arthritis (RA). In June 2013, AZ announced the topline results from OSKIRA-2 and OSKIRA-3, two pivotal Phase 3 clinical trials investigating fostamatinib. Based on the totality of the results of the OSKIRA Phase 3 program in patients with RA, in June 2013, AZ informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. As such, our collaboration agreement with AZ related to fostamatinib was no longer a potential source of future funds for us. We have decided not to continue development of fostamatinib for the treatment of RA or lymphoma due to insufficient efficacy findings from completed clinical trials and the competitive landscape in those indications. We initiated a Phase 3 clinical program to study fostamatinib in ITP in July 2014 on our own, which may accelerate our need for additional capital. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements through the third quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, R348, our ophthalmic JAK/SYK inhibitor, did not meet the primary or secondary endpoints in a recently completed Phase 2 clinical study in patients with dry eye disease. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.  For example, in August 2014, we announced that we have discontinued our indirect AMPK activator program, R118, due to its side-effect profile in Phase 1 clinical trials. In addition, in June 2013, our partner, AZ, informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us. We initiated a Phase 3 clinical program to study fostamatinib in ITP in July 2014 on our own. We cannot assure you that we will be able to successfully complete the clinical development of fostamatinib or receive regulatory approval to ultimately commercialize fostamatinib. If we are unable to complete the clinical development of fostamatinib, our business will be harmed.

There is a high risk that drug discovery and development efforts might not successfully generate good product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have four product candidates in the clinical testing stage. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts, and we do not expect any drugs resulting from our research to be commercially available for several years, if at all.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, it was due to the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $68.9 million for the nine months ended September 30, 2014. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of September 30, 2014, we had an accumulated deficit of approximately $917.9 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 72 pending patent applications and about 290 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

We lack the capability to manufacture compounds for development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.*

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including fostamatinib for ITP and IgAN, and R348 for dry eye in GvHD. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ JAMES M. GOWER
James M. Gower
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2014

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 4, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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