Form 10-K
period 2014-12-31
RIGEL PHARMACEUTICALS INC
filed 2015-03-03
CIK 1034842

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Common Stock as reported on the Nasdaq Global Market on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $317,388,705. Shares of the registrant's outstanding Common Stock held by each executive officer, director and affiliates of the registrant's outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

         As of February 25, 2015, there were 88,043,642 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant's 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "might," "believe," "estimate," "predict," "intend" or the negative of these terms or similar expressions to identify these forward- looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of commencement and results thereof; our corporate collaborations, and revenues that may be received from collaborations and the timing of those potential payments; our drug discovery technologies; our research and development expenses; protection of our intellectual property; and sufficiency of our cash resources and need for additional capital. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. A forward- looking statement speaks only as of the date on which it is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.    Business

Overview

        Rigel Pharmaceuticals, Inc. was incorporated in Delaware in June 1996, and is based in South San Francisco, California. We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, immuno-oncology related diseases, and muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. We currently have the following product candidates in development: fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, which is in Phase 3 clinical trials for immune thrombocytopenic purpura (ITP) and initiating a Phase 2 clinical trial for IgA nephropathy (IgAN); R348, a topical JAK/SYK inhibitor, in a Phase 2 clinical trial for dry eye in ocular graft-versus-host disease (GvHD); two oncology product candidates in Phase 1 development with partners BerGenBio AS (BerGenBio) and Daiichi Sankyo (Daiichi); and two preclinical programs with AstraZeneca AB (AZ) for R256 in asthma and with Bristol-Myers Squibb Company (BMS) for TGF beta inhibitors in immuno-oncology.

        Since the beginning of 2014, we have experienced the following business events:

  •
  In February 2015, we announced that we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors, in which BMS will pay us an upfront payment of $30.0 million.

  •
  In January 2015, we announced that our Phase 3 clinical program in fostamatinib for the treatment of ITP is actively enrolling patients in the United States (U.S.) and Europe. We expect to separately report top line results of the two clinical studies with the first study reporting in the first quarter of 2016.

  •
  In January 2015, we announced that we are initiating a Phase 2 clinical trial of fostamatinib in patients with IgAN, a chronic autoimmune disease of the kidneys, and expect to report results in the first half of 2016.

  •
  In January 2015, we announced that in December 2014 we earned a non-refundable payment of $5.8 million from AZ resulting from AZ's continued development of R256 in asthma as of December 2014.

  •
  In November 2014, we announced that James M. Gower retired from the Board of Directors and from his positions as Chairman and Chief Executive Officer, and Raul Rodriguez, then President and Chief Operating Officer, assumed the position of Chief Executive Officer and joined the Board of Directors.

  •
  In October 2014, we earned a milestone payment of $2.5 million from AZ for its initiation of a good laboratory practices (GLP) toxicology study with R256 for the potential treatment of moderate to severe chronic asthma.

  •
  In August 2014, we announced that R348, our ophthalmic JAK/SYK inhibitor, did not meet the primary or secondary endpoints in a completed Phase 2 clinical trial in patients with dry eye disease. In light of the overall findings, we decided not to initiate any new studies of R348 for this indication, but will be continuing our Phase 2 study of dry eye in patients with GvHD.

  •
  In August 2014, we announced that we discontinued our indirect AMPK activator program, R118, due to its side-effect profile in Phase 1 clinical trials. However, we will continue our direct AMPK activator research program.

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

        The key elements to our business and scientific strategy are to:

  •
  develop and commercialize selected drug candidates on our own in markets where we believe a company our size can successfully compete;

  •
  develop a diverse portfolio of drug candidates that address a variety of therapeutic indications or that represent significant market opportunities;

  •
  utilize our robust discovery engine to rapidly discover and validate new product candidates in a broad range of therapeutic indications; and

  •
  develop drug candidates and establish strategic collaborations with pharmaceutical and biotechnology companies to further develop and market our product candidates.

Product Development Programs

        Our product development portfolio features multiple novel, small-molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory and autoimmune diseases, immuno-oncology related diseases, and muscle disorders.

Pipeline	Current Stage	Status
Fostamatinib—Oral SYK Inhibitor
Immune Thrombocytopenic Purpura (ITP)	Phase 3	Our Phase 3 clinical program for ITP is currently actively enrolling patients in the United States and Europe. We expect to separately report top line results of our two studies with the first study reporting in the first quarter of 2016 and the other study in the second quarter of 2016.
IgA Nephropathy (IgAN)	Phase 2	We are currently initiating a Phase 2 clinical trial in patients with IgAN and we expect to report results in the first half of 2016.
R348—Topical Ophthalmic JAK/SYK Inhibitor
Dry Eye in Patients with Ocular Graft-Versus-Host Disease (GvHD)	Phase 2	We have initiated a Phase 2 clinical trial to investigate R348 for the treatment of dry eye in patients with GvHD in the second quarter of 2014 and expect results of this study in the first quarter of 2016.

Clinical Stage Programs

  Fostamatinib—Immune Thrombocytopenic Purpura

        Disease background.    Chronic ITP affects an estimated 60,000 to 125,000 people in the U.S. In patients with ITP, the immune system attacks and destroys the body's own blood platelets, which play an active role in blood clotting and healing. ITP patients can suffer extraordinary bruising, bleeding and fatigue as a result of low platelet counts. Current therapies for ITP include steroids, blood platelet production boosters that imitate thrombopoietin (TPOs) and splenectomy.

        Orally-available SYK inhibitor program.    Taken in tablet form, fostamatinib blocks the activation of SYK inside immune cells. ITP causes the body to produce antibodies that attach to healthy platelets in the blood stream. Immune cells recognize these antibodies and affix to them, which activates the SYK enzyme inside the immune cell, and triggers the destruction of the antibody and the attached platelet. When SYK is inhibited by fostamatinib, it interrupts this immune cell function and allows the platelets to escape destruction. The results of our Phase 2 clinical trial, in which fostamatinib was orally administered to sixteen adults with chronic ITP, published in Blood (2009, volume 113, number 14), showed that fostamatinib significantly increased the platelet counts of certain ITP patients, including those who had failed other currently available agents.

        In October 2013, we met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program, called FIT, in which a total of 150 ITP patients will be randomized into two identical multi-

center, double-blind, placebo-controlled clinical studies. One trial will consist of sites predominantly in the Unites States while the other trial will consist mainly of international sites. The patients will have been diagnosed with persistent or chronic ITP, and have blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects will receive fostamatinib orally at 100 mg bid (twice daily) and the other third will receive placebo on the same schedule. Subjects are expected to remain on treatment for 24 weeks. At week four of treatment, subjects who meet certain platelet count and tolerability thresholds will have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program is a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. Our Phase 3 clinical program for ITP is currently actively enrolling patients in the U.S. and Europe. We expect to separately report top line results of the two studies with the first study reporting in the first quarter of 2016 and the other study in the second quarter of 2016.

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

        Orally-available SYK inhibitor program.    We are currently initiating a Phase 2 clinical trial in patients with IgAN, a chronic autoimmune disease of the kidneys. We expect the study, called SIGN (SYK Inhibition for Glomerulonephritis), to enroll 75 patients with the disease and report results in the first half of 2016.

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

        Topical Ophthalmic JAK/SYK inhibitor program.    R348, an ophthalmic JAK/SYK inhibitor, is being evaluated in a Phase 2 study of patients with ocular GvHD to determine if it reduces inflammation and limits the damage to the eye tissue caused by the disease. We expect results of this study in the first quarter of 2016.

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

Corporate Collaborations

        We have several active collaborations, none of which that we currently consider significant. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress-dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of December 31, 2014, total future contingent payments to us under all of these current collaborations could exceed $144.0 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $52.9 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if any of these partners successfully commercialize the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners' future efforts and achievements of specified development, regulatory and/or commercial events.

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

        In June 2012, we entered into an exclusive worldwide license agreement with AZ for the development and commercialization of our program, R256, an inhaled JAK inhibitor shown to inhibit IL-13 and IL-4 signaling, which is being investigated as a treatment for moderate to severe chronic asthma. AZ is responsible for beginning the first-in-human clinical studies for R256, and for designing and conducting the clinical development of the compound. AZ also has exclusive rights to commercialize R256 around the world. AZ paid us an upfront payment of $1.0 million in July 2012. Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting. As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012. On December 31, 2014 and 2013, we earned revenue associated with the time-based non-refundable payment of $5.8 million for each period from AZ in consideration for AZ's decision to continue its development of R256 in asthma. In October 2014, we earned a $2.5 million milestone from AZ for their continued development and initiation of a GLP toxicology study with R256.

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

        In August 2002, we entered into a collaboration agreement with Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation which is currently in Phase 1 development. In April 2013, we received a $1.4 million non-refundable payment from Daiichi related to Daiichi's filing of an investigational new drug (IND) for an oncology compound. In January 2012, we received a $750,000 payment from Daiichi. To date, we have earned payments under this arrangement amounting to $7.9 million. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co-promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world.

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

Intellectual Property

        We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. We have about 75 pending patent applications and over 295 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

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

Research and Development Expenses

        A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. See "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for each of the fiscal years 2014, 2013 and 2012.

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

        The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post- marketing studies. Clinical trials are subject to oversight by institutional review boards and the FDA. In addition, clinical trials:

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

Manufacturing and Raw Materials

        We currently rely on, and will continue to rely on, third party contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical and clinical trials. We do not expect our costs for purchase of raw materials and manufacturing of our product candidates to increase significantly through 2015.

Employees

        As of December 31, 2014, we had 127 employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

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

        We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the first quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

  •
  patients may drop out of the trials; and

  •
  regulatory and clinical trial requirements, interpretations or guidance may change.

        We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, R348, our ophthalmic JAK/SYK inhibitor, did not meet the primary or secondary endpoints in a recently completed Phase 2 clinical trial in patients with dry eye disease. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, in August 2014, we announced that we have discontinued our indirect AMPK activator program, R118, due to its side-effect profile in Phase 1 clinical trials. In addition, in June 2013, our partner, AZ, informed us that it would not proceed with regulatory filings and instead would return the rights to fostamatinib to us.

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

        Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays from scaling up of a study, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third-party organizations to meet their obligations could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. While we have not yet experienced delays that have materially impacted our clinical trials or product development costs, delays of this sort could occur for the reasons identified above or other reasons. If we have delays in testing or obtaining regulatory approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.

        Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, it was due to the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension study to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $91.2 million for the year ended December 31, 2014. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of December 31, 2014, we had an accumulated deficit of approximately $940.2 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

        Outside the United States, our ability, or that of our collaborative partners, to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks and costs associated with FDA approval described above and may also include additional risks and costs, such as the risk that such foreign regulatory authorities, which often have different regulatory and clinical trial requirements, interpretations and guidance from the FDA, may require additional clinical trials or results for approval of a product candidate, any of which could result in delays, significant additional costs or failure to obtain such regulatory approval. For example, there can be no assurance that we or our collaborative partners will not have to provide additional information or analysis, or conduct additional studies, before receiving approval to market product candidates.

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

        Our success will depend to a large part on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 75 pending patent applications and about 295 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in interferences before the United States Patent and Trademark Office. Interferences are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. An interference could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies' patents.

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

        To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations with AZ, BerGenBio, Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma A.G., Daiichi, Merck & Co., Inc., Merck Serono and Pfizer. Under many agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

Our internal computer systems, or those used by our contract research organizations or other contractors or consultants, may fail or suffer security breaches.

        Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We currently lease facilities consisting of approximately 147,000 square feet of research and office space located at 1180 Veterans Boulevard, South San Francisco, California, of which we sublet approximately 57,000 square feet of our research and office space to an unrelated third party in December 2014. Both the lease and the sublease expire in January 2018. We believe our facilities are in good operating condition and that the leased real property that we still occupy is adequate for all present and near term uses.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock commenced trading publicly under the symbol "RIGL" on December 7, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2013
First Quarter	$7.57	$6.35
Second Quarter	$7.61	$3.22
Third Quarter	$4.24	$3.00
Fourth Quarter	$3.70	$2.31
Year Ended December 31, 2014
First Quarter	$5.00	$2.78
Second Quarter	$4.20	$2.64
Third Quarter	$3.85	$1.94
Fourth Quarter	$2.57	$1.56

        On February 25, 2015, the last reported sale price for our common stock on the Nasdaq Global Market was $3.15 per share.

Holders

        As of February 25, 2015, there were approximately 95 stockholders of record of our common stock.

Dividends

        We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

        The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2009 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified-capitalization weighted index that includes securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

*
$100 invested on 12/31/09 in stock or index-including reinvestment of dividends at fiscal year ending December 31.

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

	Fiscal Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations	$8,250	$7,150	$2,250	$4,750	$125,000
Costs and expenses:
Research and development	67,696	75,328	78,778	69,350	64,392
General and administrative	22,501	19,612	22,849	21,768	25,291
Loss on sublease	9,302	—	—	—	—
Restructuring charges	—	1,679	—	—	—

Total costs and expenses	99,499	96,619	101,627	91,118	89,683

Income (loss) from operations	(91,249)	(89,469)	(99,377)	(86,368)	35,317
Interest income	243	426	520	420	303
Interest expense	—	—	—	(25)	(91)
Gain on disposal of assets	98	16	17	—	—
Other income	—	—	—	—	2,361

Net income (loss)	$(90,908)	$(89,027)	$(98,840)	$(85,973)	$37,890

Net income (loss) per share:
Basic	$(1.04)	$(1.02)	$(1.32)	$(1.36)	$0.73
Diluted	$(1.04)	$(1.02)	$(1.32)	$(1.36)	$0.72
Weighted average shares used in computing net income (loss) per share:
Basic	87,662	87,288	74,967	63,329	52,055
Diluted	87,662	87,288	74,967	63,329	52,573

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$143,159	$211,975	$298,241	$247,640	$177,295
Working capital	136,512	209,781	290,254	238,706	168,600
Total assets	154,135	226,058	310,043	257,106	186,695
Capital lease obligations, less current portion	—	—	—	—	45
Accumulated deficit	(940,182)	(849,274)	(760,247)	(661,407)	(575,434)
Total stockholders' equity	128,246	208,251	289,096	236,149	166,131

        See Note 1 to the Financial Statements for description of the number of shares used in the computation of basic and diluted loss per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, immuno-oncology related diseases, and muscle disorders. Our pioneering research focuses on intracellular signaling pathways and related targets that are critical to disease mechanisms. We currently have the following product candidates in development: fostamatinib, an oral SYK inhibitor, which is in Phase 3 clinical trials for ITP and initiating a Phase 2 clinical trial for IgAN; R348, a topical JAK/SYK inhibitor, in a Phase 2 clinical trial for dry eye in GvHD; two oncology product candidates in Phase 1 development with partners BerGenBio and Daiichi; two preclinical programs with AZ for R256 in asthma and with BMS for TGF beta inhibitors in immuno-oncology.

        Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of December 31, 2014, we had approximately $143.2 million in cash, cash equivalents and short-term investments. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $14.0 million of sublease income and reimbursement from the subtenant's share of facilities operating expenses over the term of the sublease. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the first quarter of 2017. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through interest income earned on the investment of our excess cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding.

Product Development Programs

        Our product development portfolio features multiple novel, small-molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory and autoimmune diseases, immuno-oncology related diseases, and muscle disorders. Please refer to "Part I. Item 1. Business—Product Development Programs" for a detailed discussion of our multiple product candidates in development.

Recent Developments

        Changes in Executive Team and Board of Directors.    In November 2014, Raul R. Rodriguez replaced James M. Gower as our Chief Executive Officer (CEO) and was appointed as a director. Mr. Rodriguez had previously served as the Company's Chief Operating Officer since June 2004 and as President since March 2010. Mr. Gower remained an employee of the Company until December 31, 2014.

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

        The following table presents our total research and development expense by category.

	Year Ended December 31,
				From January 1, 2007* to December 31, 2014
	2014	2013	2012
	(in thousands)
Categories:
Research	$18,388	$22,348	$24,220	$174,595
Development	27,727	31,915	30,683	257,294
Other	21,581	21,065	23,875	194,432

	$67,696	$75,328	$78,778	$626,321

*
We started tracking research and development expense by category on January 1, 2007.

        "Other" expenses mainly represent allocated facilities costs of approximately $16.9 million, $17.1 million and $16.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and allocated stock-based compensation expenses of approximately $4.7 million, $3.9 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. As a result of the sublease agreement that we entered into in December 2014, we expect our facilities costs to decline in 2015.

        For the year ended December 31, 2014, a major portion of our total research and development expense was associated with our research and development expense for our ITP and IgAN programs, salaries of our research and development personnel, and allocated facilities costs. For the year ended December 31, 2013, a major portion of our total research and development expense was associated with our research and development expense for our asthma program, our topical JAK/SYK inhibitor program, as well as our oral SYK inhibitor program in ITP, salaries of our research and development personnel, and allocated facilities costs. For the year ended December 31, 2012, a major portion of our total research and development expense was associated with the salaries of our research and development personnel, research and development expense for our asthma program, as well as our topical JAK/SYK inhibitor program and allocated facilities costs.

        The scope and magnitude of future research and development expense are difficult to predict given the number of clinical trials that we will need to conduct for any of our potential products, as well as our limited capital resources. Preclinical testing and clinical development are long, expensive and uncertain processes. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical trials in humans. Each of these steps is typically more expensive than the previous step. Success in early stages of development often results in increasing expenditures for a given product candidate. Significant delays in clinical testing could materially impact our product development costs and timing of completion of the clinical trials. We do not know whether planned clinical trials will begin on time, will need to be halted or revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, delays from scale up, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a clinical trial at a prospective clinical site or delays in recruiting subjects to participate in a clinical trial.

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

  •
  "If we are unable to obtain regulatory approval to market products in the United States and foreign jurisdictions, we will not be permitted to commercialize products we or our collaborative partners may develop."

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

Critical Accounting Policies and the Use of Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to our sublease agreement (including the determination of discount rate used), stock-based compensation, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the year ended December 31, 2014 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Under the agreement, we were obligated to provide the following deliverables: (i) granting a license of rights to our program, and (ii) delivery of a small batch of compound to AZ. We concluded that these deliverables should be accounted for as separate units of accounting. As our obligations with respect to the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012. On December 31, 2014 and 2013, we earned revenue associated with the time-based non-refundable payment of $5.8 million for each period from AZ in consideration for AZ's decision to continue its development of R256 in asthma. In October 2014, we earned a $2.5 million milestone from AZ for their continued development and initiation of a GLP toxicology study with R256. We recognized the above non-refundable payments as revenue when they were earned from our collaborator through passage of time that triggered for its contractual obligation to pay us or through its achievement of certain triggering events, the amounts are fixed or determinable and collectability is reasonably assured.

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

        In December 2014, we entered into a severance agreement with our former CEO. As part of the severance arrangement we offered, we extended the date to which our former CEO had the right to exercise his vested options within 90 days from his termination date as was stipulated under his option agreement to the end of the contractual term of the options, of which the remaining contractual term for the most recently granted options is nine years.. In addition, we also accelerated the vesting period of certain of his unvested stock options. We determined the incremental fair value of the applicable options using Black-Scholes option-pricing model based on assumptions that are subjective as discussed above. As a result of these modifications, we recorded incremental stock-based compensation expense of approximately $1.5 million in the fourth quarter of 2014.

        In February 2014, we granted options to purchase 950,000 shares of common stock which will vest upon the achievement of certain corporate performance-based milestones related to the progress and success of the Phase 3 clinical program of fostamatinib in ITP. We determined the fair value of the performance-based stock options using Black-Scholes option-pricing model at the date of grant of approximately $2.5 million. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognized stock-based compensation expense on the related estimated fair value of such options on straight-line basis from the date of grant up to the date when we expect the performance condition will be probably achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, we will recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement. In those cases, we will recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up as if we had estimated at the grant date that the performance condition will be achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be probably achieved, if any.

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

Leases

        We currently lease our research and office space under a noncancelable lease agreement with our landlord through January 2018. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $14.0 million of sublease income and reimbursement from the subtenant's share of facilities operating expenses over the term of the sublease. In connection with this sublease, we recognized a loss on the sublease of $9.3 million. We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. For our sublease arrangement which we classified as an operating lease, our loss on the sublease is comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. The present value factor, which also affects the level of accreted interest expense that we will recognize as additional charges over the term of the lease, is based on our estimate of our credit-risk adjusted borrowing rate at the time the initial sublease liability is calculated. Our estimate of our credit-risk adjusted borrowing rate was based on our comparison of the rates used by other companies of our size, our financial condition at the time we entered into such sublease agreement, as well as other factors that would affect our credit worthiness.

Results of Operations

Year Ended December 31, 2014, 2013 and 2012

Revenues

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2014 from 2013	2013 from 2012
	2014	2013	2012
	(in thousands)
Contract revenues from collaborations	$8,250	$7,150	$2,250	$1,100	$4,900

        Revenues by collaborator were:

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2014 from 2013	2013 from 2012
	2014	2013	2012
	(in thousands)
AstraZeneca	$8,250	$5,750	$1,000	$2,500	$4,750
Daiichi Sankyo	—	1,400	750	(1,400)	650
BerGenBio	—	—	500	—	(500)

Total	$8,250	$7,150	$2,250	$1,100	$4,900

        Contract revenue from collaborations of $8.3 million in 2014 consisted of $5.8 million associated with the non-refundable time-based payment earned and $2.5 million payment from AZ for their continued development and initiation of a good laboratory practices (GLP) toxicology study with R256 in asthma. Contract revenues from collaborations of $7.2 million in 2013 consisted of a $5.8 million associated with the non-refundable time-based payment earned from AZ resulting from AZ's continued development of R256 in asthma, and a non-refundable payment of $1.4 million from Daiichi related to an investigational new drug application filing for an oncology compound. Contract revenue from collaborations of $2.3 million in 2012 consisted of a $1.0 million upfront payment from AZ pursuant to our worldwide license agreement for R256, a $750,000 payment from Daiichi related to an oncology compound pursuant to our existing collaboration agreement, as well as a $500,000 payment from BerGenBio related to an oncology program. We had no deferred revenue as of December 31, 2014 and 2013. Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expense

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2014 from 2013	2013 from 2012
	2014	2013	2012
	(in thousands)
Research and development expense	$67,696	$75,328	$78,778	$(7,632)	$(3,450)
Stock-based compensation expense included in research and development expense	$4,674	$3,930	$7,050	$744	$(3,120)

        The decrease in research and development expense for the year ended December 31, 2014, compared to the same period in 2013, was primarily due to the completion of two Phase 2 studies in 2013, completion of a Phase 2 study of R348 in dry eye in 2014, as well as the discontinuance of R118, our indirect AMPK activator program, in 2014. This was partially offset by the increase in research and development expense related to the fostamatinib in ITP and IgAN programs. The decrease in research and development expense for the year ended December 31, 2013, compared to the same period in

2012, was primarily due to the decrease in stock-based compensation expense, as well as a decrease in bonus compensation expense, partially offset by an increase in clinical development costs in our ITP program. We expect that our research and development expense will increase through 2016 due to the continued progress of our Phase 3 clinical trials in ITP and Phase 2 clinical trials in IgAN and ocular GvHD.

General and Administrative Expense

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2014 from 2013	2013 from 2012
	2014	2013	2012
	(in thousands)
General and administrative expense	$22,501	$19,612	$22,849	$2,889	$(3,237)
Stock-based compensation expense included in general and administrative expense	$5,113	$2,997	$5,567	$2,116	$(2,570)

        The increase in general and administrative expense for the year ended December 31, 2014, compared to the same period in 2013, was primarily due to the increase in stock-based compensation expense and severance costs related to the retirement of our former CEO, as discussed below. The decrease in general and administrative expense for the year ended December 31, 2013, compared to the same period in 2012, was primarily due to the decrease in stock-based compensation expense, as well as a decrease in bonus compensation expense. The decrease in stock-based compensation expense was mainly because the majority of options granted to general and administrative personnel in 2013 have a longer vesting period and a lower valuation as compared to options granted in 2012.

        In December 2014, we entered into a severance agreement with our former CEO. The severance agreement provides for cash severance payments payable in installments over a duration of 18 months beginning on January 1, 2015. As part of the severance arrangement we offered, we extended the date to which our former CEO had the right to exercise his vested options within 90 days from his termination date as was stipulated under his option agreement to the end of the contractual term of the options, of which the remaining contractual term for the most recently granted options is nine years. In addition, we also accelerated the vesting period of certain of his unvested stock options. As a result of these modifications, we recorded incremental stock-based compensation expense in the fourth quarter of 2014.

Loss on Sublease

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2014 from 2013	2013 from 2012
	2014	2013	2012
	(in thousands)
Loss on sublease	$9,302	$—	$—	$9,302	$—

        In December 2014, we entered into a sublease arrangement whereby we sublet 56,750 square feet or approximately 39% of our research and office space and recorded a loss on sublease of $9.3 million. The loss on the sublease is derived from the present value of the excess of our future remaining payments to our landlord associated with the applicable subleased space over our contractual sublease income from our subtenant over the term of the sublease.

Restructuring Charges

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2014 from 2013	2013 from 2012
	2014	2013	2012
	(in thousands)
Restructuring charges	$—	$1,679	$—	$(1,679)	$1,679
Stock-based compensation expense included in restructuring charges	$—	$239	$—	$(239)	$239

        In September 2013, we reduced our workforce by 30 positions, mostly from the drug discovery area as a consequence of prioritizing projects and efforts to conserve our working capital. We recorded restructuring charges of approximately $1.7 million, including $1.5 million of workforce reduction costs paid in cash, and $239,000 of non-cash stock-based compensation expense primarily as a result of the extension of the date to which the terminated employees had to exercise their vested options through June 30, 2014.

Interest income

				Aggregate Change	Aggregate Change
	Year Ended December 31,
				2014 from 2013	2013 from 2012
	2014	2013	2012
	(in thousands)
Interest income	$243	$426	$520	$(183)	$(94)

        Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the year ended December 31, 2014, as compared to the same period in 2013, as well as for the year ended December 31, 2013, as compared to the same period in 2012, was primarily due to lower average cash balance of our short-term investments.

Recent Accounting Pronouncements

        In August 2014, the FASB issued ASU No. 2014-15—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern. ASU No. 2017-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2017-15 is effective for the annual period ending after December 15, 2016 and early adoption is permitted. We will continue to evaluate the guidance under ASU No. 2014-15 and present the required disclosures within our financial statements at the time of adoption.

        In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of the ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 will be effective fiscal years beginning after December 15, 2016 and early adoption is not permitted. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and we have not yet determined which approach we will apply. We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

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

        As of December 31, 2014, we had approximately $143.2 million in cash, cash equivalents and short-term investments, as compared to approximately $212.0 million as of December 31, 2013, a decrease of approximately $68.8 million. The decrease was primarily attributable to payments associated with operating expenses for the year ended December 31, 2014. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $14.0 million of sublease income and reimbursement from the subtenant's share of facilities operating expenses over the term of the sublease. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the first quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

        Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through interest income earned on the investment of our excess cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

        Our future funding requirements will depend upon many factors, including, but not limited to:

  •
  the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

  •
  the success of our corporate collaborations or license agreements;

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

  •
  the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

  •
  the costs and timing of regulatory filings and approvals by us and our collaborators.

        Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.

        For the year ended December 31, 2014 and 2013, we maintained an investment portfolio primarily in money market funds, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(69,753)	$(86,077)	$(85,209)
Investing activities	62,932	72,396	(39,034)
Financing activities	1,170	1,051	139,094

Net (decrease) increase in cash and cash equivalents	$(5,651)	$(12,630)	$14,851

        Net cash used in operating activities was approximately $69.8 million in 2014 compared to approximately $86.1 million and $85.2 million in 2013 and 2012, respectively. Net cash used in operating activities primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

        Net cash provided by investing activities was approximately $62.9 million in 2014 compared to net cash provided by investing activities of approximately $72.4 million in 2013 and net cash used in investing activities of approximately $39.0 million in 2012. Net cash provided by investing activities in 2014 and 2013 related to net maturities of short-term investments, partially offset by capital expenditures. Net cash used in investing activities in 2012 related to net purchases of short-term investments and capital expenditures. Capital expenditures were approximately $413,000, $1.2 million and $3.4 million in 2014, 2013 and 2012, respectively.

        Net cash provided by financing activities was approximately $1.2 million in 2014 compared to approximately $1.1 million and $139.1 million in 2013 and 2012, respectively. Net cash provided by financing activities in 2014 and 2013 related to the proceeds from the issuance of our shares under our Purchase Plan. In the fourth quarter of 2012, we completed an underwritten public offering in which we received net proceeds of approximately $135.7 million. Net cash provided by financing activities in 2012 also included proceeds from the exercise of outstanding options and the issuance of shares under our Purchase Plan of approximately $3.4 million.

Off-Balance Sheet Arrangements

        As of December 31, 2014, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

        We conduct our research and development programs internally and through third parties that include, among others, arrangements with universities, consultants and contract research organizations. We have contractual arrangements with these parties, however our contracts with them are cancelable generally on reasonable notice within one year and our obligations under these contracts are primarily based on services performed. We do not have any purchase commitments under any collaboration arrangements.

        As of December 31, 2014, our contractual commitments over one year are as follows:

			Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Facilities lease(1)	$47,963	$14,929	$31,683	$1,351	$—

(1)
In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of $8.0 million over the term of the sublease.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities and the maturities of each of these instruments is less than one year. In 2014, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short-term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

        We have operated primarily in the United States, and all funding activities with our contract research organizations to date have been made in U.S. dollars. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rigel Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 3, 2015

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$15,203	$20,854
Short-term investments	127,956	191,121
Accounts receivable	5,750	5,750
Prepaid and other current assets	1,628	2,350

Total current assets	150,537	220,075
Property and equipment, net	2,509	4,455
Other assets	1,089	1,528

	$154,135	$226,058

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,613	$3,903
Accrued compensation	2,832	2,849
Accrued research and development	3,993	1,588
Other accrued liabilities	534	746
Deferred liability—sublease, current portion	2,803	—
Deferred rent, current portion	2,250	1,208

Total current liabilities	14,025	10,294
Long-term portion of deferred liability—sublease	6,466	—
Long-term portion of deferred rent	5,347	7,439
Other long-term liabilities	51	74
Commitments
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 88,041,445 and 87,524,349 shares issued and outstanding as of December 31, 2014 and 2013, respectively	88	88
Additional paid-in capital	1,068,347	1,057,390
Accumulated other comprehensive (loss) income	(7)	47
Accumulated deficit	(940,182)	(849,274)

Total stockholders' equity	128,246	208,251

	$154,135	$226,058

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Contract revenues from collaborations	$8,250	$7,150	$2,250
Costs and expenses:
Research and development	67,696	75,328	78,778
General and administrative	22,501	19,612	22,849
Loss on sublease	9,302	—	—
Restructuring charges	—	1,679	—

Total costs and expenses	99,499	96,619	101,627

Loss from operations	(91,249)	(89,469)	(99,377)
Interest income	243	426	520
Gain on disposal of assets	98	16	17

Net loss	$(90,908)	$(89,027)	$(98,840)

Net loss per share, basic and diluted	$(1.04)	$(1.02)	$(1.32)

Weighted average shares used in computing net loss per share, basic and diluted	87,662	87,288	74,967

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(90,908)	$(89,027)	$(98,840)
Other comprehensive income:
Net unrealized (loss) gain on short-term investments	(54)	(35)	76

Comprehensive loss	$(90,962)	$(89,062)	$(98,764)

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2012	71,379,052	71	897,479	6	(661,407)	236,149
Net loss	—	—	—	—	(98,840)	(98,840)
Net change in unrealized gain on short-term investments	—	—	—	76	—	76
Issuance of common stock at $9.50 per share for cash, net of issuance costs	15,237,750	15	135,714	—	—	135,729
Issuance of common stock upon exercise of options and participation in Purchase Plan	523,830	1	3,364	—	—	3,365
Stock compensation expense	—	—	12,617	—	—	12,617

Balance at December 31, 2012	87,140,632	87	1,049,174	82	(760,247)	289,096
Net loss	—	—	—	—	(89,027)	(89,027)
Net change in unrealized gain on short-term investments	—	—	—	(35)	—	(35)
Issuance of common stock upon exercise of options and participation in Purchase Plan	383,717	1	1,050	—	—	1,051
Stock compensation expense	—	—	7,166	—	—	7,166

Balance at December 31, 2013	87,524,349	$88	$1,057,390	$47	$(849,274)	$208,251
Net loss	—	—	—	—	(90,908)	(90,908)
Net change in unrealized gain on short-term investments	—	—	—	(54)	—	(54)
Issuance of common stock upon exercise of options and participation in Purchase Plan	517,096	—	1,170	—	—	1,170
Stock compensation expense	—	—	9,787	—	—	9,787

Balance at December 31, 2014	88,041,445	$88	$1,068,347	$(7)	$(940,182)	$128,246

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(90,908)	$(89,027)	$(98,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,359	2,592	2,433
Stock-based compensation expense	9,787	7,166	12,617
Gain on disposal of assets	(98)	(16)	(17)
Loss on sublease	9,302	—	—
Changes in assets and liabilities:
Accounts receivable	—	(5,750)	—
Prepaid expenses and other current assets	722	1,867	(1,624)
Other assets	439	231	232
Accounts payable	(2,290)	2,206	141
Accrued compensation	(17)	(3,926)	(496)
Accrued research and development	2,405	(536)	57
Other accrued liabilities	(212)	(196)	438
Deferred rent and other long term liabilities	(1,242)	(688)	(150)

Net cash used in operating activities	(69,753)	(86,077)	(85,209)

Investing activities
Purchases of short-term investments	(218,594)	(308,846)	(475,398)
Maturities of short-term investments	281,705	365,968	439,724
Sales of short-term investments	—	16,479	—
Proceeds from disposal of assets	234	16	17
Capital expenditures	(413)	(1,221)	(3,377)

Net cash provided by (used in) investing activities	62,932	72,396	(39,034)

Financing activities
Net proceeds from issuances of common stock	1,170	1,051	139,094

Net cash provided by financing activities	1,170	1,051	139,094

Net (decrease) increase in cash and cash equivalents	(5,651)	(12,630)	14,851
Cash and cash equivalents at beginning of period	20,854	33,484	18,633

Cash and cash equivalents at end of period	$15,203	$20,854	$33,484

See accompanying notes.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

        In this Annual Report on Form 10-K, "Rigel," "we," "us" and "our" refer to Rigel Pharmaceuticals, Inc. and "common stock" refers to Rigel's common stock, par value $0.001 per share.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and basis of presentation

        We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, immuno-oncology related diseases, and muscle disorders.

Use of estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made by management include those relating to our sublease agreement including the determination of discount rate used, stock-based compensation, impairment issues, estimated useful life of assets, and estimated accruals, particularly research and development accruals. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made, however actual results could differ from these estimates. To the extent there are material differences between these estimates and actual results, our financial statements will be affected.

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

        In February 2014, we granted options to purchase 950,000 shares of common stock which will vest upon the achievement of certain corporate performance-based milestones related to the progress and success of the Phase 3 clinical program of fostamatinib in ITP. We determined the fair value of the performance-based stock options using Black-Scholes option-pricing model at the date of grant of approximately $2.5 million. For the portion of the performance-based stock options of which the

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

performance condition is considered probable of achievement, we recognized stock-based compensation expense on the related estimated fair value of such options on straight-line basis from the date of grant up to the date when we expect the performance condition will be probably achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, we will recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement. In those cases, we will recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up as if we had estimated at the grant date that the performance condition will be achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be probably achieved, if any. During the year ended December 31, 2014, we recognized approximately $453,000 of stock-based compensation expense related to these performance-based options

Cash, cash equivalents and short-term investments

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

        All cash equivalents and short-term investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value at December 31, 2014 and 2013. Unrealized gains (losses) are reported in the statements of stockholders' equity and comprehensive loss. Fair value is estimated based on available market information or valuation methodologies. The cost of securities sold is based on the specific identification method. See Note 5 for a summary of available-for-sale securities at December 31, 2014 and 2013.

Fair value of financial instruments

        The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments. Cash equivalents and short-term investments securities are carried at fair value at December 31, 2014 and 2013.

Concentration of credit risk

        Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments primarily consist of money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to credit risk arising from our investments. All cash and cash equivalents and short-term investments are maintained with financial institutions that management believes are creditworthy. As of December 31, 2014, our accounts receivable primarily consist of the time-based non-refundable fee of $5.8 million from AZ. To date, we have not

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

experienced significant losses with respect to the collection of our accounts receivable and we believe that we do not have a material exposure to credit risk arising from our accounts receivable.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

        We currently lease our research and office space under a noncancelable lease agreement with our landlord through 2018. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. We record rent expense on a straight-line basis for our lease, net of sublease, income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. For our sublease arrangement which we classified as an operating lease, our loss on the sublease is comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. This loss is discounted to the present value using an estimated credit-adjusted risk-free rate relevant to the term of the sublease arrangement.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
EPS Numerator:
Net loss	$(90,908)	$(89,027)	$(98,840)

EPS Denominator—Basic:
Weighted-average common shares outstanding	87,662	87,288	74,967

EPS Denominator—Diluted:
Weighted-average common shares outstanding	87,662	87,288	74,967
Dilutive effect of stock options, shares under ESPP and warrant	—	—	—

Weighted-average shares outstanding and common stock equivalents	87,662	87,288	74,967

Net loss per common share:
Basic and diluted	$(1.04)	$(1.02)	$(1.32)

        During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands except per share data):

	December 31,
	2014	2013	2012
Outstanding options	16,971	15,532	13,604
Warrant	200	200	200
Weighted average exercise price of options	$9.07	$10.55	$11.52
Weighted average exercise price of warrant	$6.61	$6.61	$6.61

Recent accounting pronouncements

        In August 2014, the FASB issued ASU No. 2014-15—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern. ASU No. 2017-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2017-15 is effective for the annual period ending after December 15, 2016 and early adoption is permitted. We will continue to evaluate the

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

guidance under ASU No. 2014-15 and present the required disclosures within our financial statements at the time of adoption.

        In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of the ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 will be effective fiscal years beginning after December 15, 2016 and early adoption is not permitted. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and we have not yet determined which approach we will apply. We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS

        We have several active collaborations, none of which that we currently consider significant. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress-dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of December 31, 2014, total future contingent payments to us under all of these current collaborations could exceed $144.0 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $52.9 million relates to the achievement of development events, up to $53.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if any of these partners successfully commercialize the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners' future efforts and achievements of specified development, regulatory or commercial events.

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

the deliverables were achieved by June 30, 2012, we recognized revenue of $1.0 million in the second quarter of 2012. On December 31, 2014 and 2013, we earned revenue associated with the time-based non-refundable payment of $5.8 million for each period from AZ in consideration for AZ's decision to continue its development of R256 in asthma. In October 2014, we earned a $2.5 million milestone from AZ for their continued development and initiation of a GLP toxicology study with R256.

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

        In August 2002, we entered into a collaboration agreement with Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases that control cancer cell proliferation through protein degradation, which is currently in Phase 1 development. In April 2013, we received a $1.4 million payment from Daiichi related to Daiichi's filing of an investigational new drug (IND) for an oncology compound. In January 2012, we received a $750,000 payment from Daiichi. To date, we have earned payments under this arrangement amounting to $7.9 million. The research phase of this three-year collaboration expired in August 2005. Under the terms of the collaboration agreement, we retain the rights to co-develop and co- promote certain products resulting from this collaboration in North America, while Daiichi retains co-development and promotion rights in the remainder of the world.

3. SIGNIFICANT CONCENTRATIONS

        For the year ended December 31, 2014, AZ accounted for all of our revenues. For the year ended December 31, 2013, AZ and Daiichi accounted for 80% and 20% of our revenues, respectively. For the year ended December 31, 2012, AZ, Daiichi and BerGenBio accounted for 44%, 33% and 22% of our revenues, respectively. At both December 31, 2014 and 2013, we had accounts receivable of $5.8 million from AZ in consideration for AZ's decision to continue its development of R256 in asthma in 2014 and 2013, respectively.

4. STOCK-BASED COMPENSATION

        Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$4,674	$3,930	$7,050
General and administrative	5,113	2,997	5,567
Restructuring charges	—	239	—

Total stock-based compensation expense	$9,787	$7,166	$12,617

        In December 2014, we entered into a severance agreement with our former CEO. As part of the severance arrangement we offered, we extended the date to which our former CEO had the right to

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

exercise his vested options within 90 days from his termination date as was stipulated under his option agreement to the end of the contractual term of the options, of which the remaining contractual term for the most recently granted options is nine years. In addition, we also accelerated the vesting period of certain of his unvested stock options. As a result of these modifications, we recorded incremental stock-based compensation expense of approximately $1.5 million in the fourth quarter of 2014 (see Note 12). This amount is included as part of "General and administrative expense" in the accompanying Statement of Operations.

        In September 2013, we announced that we had reduced our workforce by 18%, or 30 positions, in connection with efforts to prioritize projects and conserve our working capital. As part of the severance arrangement we offered the terminated employees, we extended the date to which the terminated employees had to exercise their vested options to June 30, 2014, rather than 90 days from the termination date as was stipulated under the employee's option agreements. In addition, we also accelerated the vesting period of certain unvested stock options for one terminated employee. As a result of these modifications, we recorded non-cash stock-based compensation expense of $239,000 in the third quarter of 2013. This expense was classified under "Restructuring expense" in the accompanying Statements of Operations. See Note 11 for further discussion regarding this reduction in our workforce.

Employee Stock Option Plans

        In 2012, an amendment to the 2011 Plan was approved primarily to (i) increase the aggregate number of shares of common stock authorized for issuance under the 2011 Plan by 600,000 shares, (ii) provide that the number of shares available for issuance under the 2011 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by 1.4 (instead of 1.7) shares for each share of common stock subject to any other type of award issued pursuant to the 2011 Plan and (iii) include the Company's Chief Executive Officer as an eligible participant under the 2011 Plan. In 2013, an amendment to the 2011 Plan was approved primarily to (i) increase the aggregate number of shares of common stock authorized for issuance under the 2011 Plan by 7,000,000 shares and (ii) provide that the number of shares available for issuance under the 2011 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right and by 1.64 shares for each share of common stock subject to any other type of award issued pursuant to the 2011 Plan. Options granted under our 2011 Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2014, a total of 11,078,887 shares of common stock were authorized for issuance under the 2011 Plan. There were 11,219 options to purchase shares exercised during the year ended December 31, 2014 under the 2011 Plan.

        In 2012, an amendment to the 2000 Plan was approved primarily to (i) extend the term of the 2000 Plan to May 22, 2022, (ii) provide that the number of shares available for issuance under the 2000 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right with a strike price of at least 100% of the fair market value of the underlying common stock on the grant date and by 1.4 (instead of 1.7) shares for each share of common stock subject to any other type of award issued pursuant to the 2000 Plan and (iii) increase the maximum amount that may be received by an individual in any calendar year attributable to performance-based stock awards under the 2000 Plan from the value of not more than 166,666 shares of the Company's

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

common stock to the value of not more than 1,500,000 shares of the Company's common stock. In 2013, an amendment to the 2000 Plan was approved primarily to (i) increase the number of shares authorized for issuance under the 2000 Plan by 675,000 shares of common stock and (ii) provide that the number of shares available for issuance under the 2000 Plan shall be reduced by one share for each share of common stock subject to a stock option or stock appreciation right and by 1.64 shares (instead of 1.4 shares) for each share of common stock subject to any other type of award issued pursuant to the 2000 Plan. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2014, a total of 12,299,675 shares of common stock were authorized for issuance under the 2000 Plan. There were no options to purchase shares exercised during the year ended December 31, 2014 under the 2000 Plan.

        In 2013, an amendment to the Directors' Plan was approved primarily to increase the number of shares authorized for issuance under the Directors' Plan by 100,000 shares of common stock to an aggregate total of 1,235,000 shares. The exercise price of options under the Directors' Plan is equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors' Plan is ten years. As of December 31, 2014, a total of 1,188,182 shares of common stock were authorized for issuance under the Directors' Plan. There were no options to purchase shares exercised during the year ended December 31, 2014 under the Directors' Plan.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

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

        The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2014, 2013 and 2012:

	Equity Incentive Plans
	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	2.2%	1.1%	0.9%
Expected term (in years)	6.5	5.4	5.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	74.4%	72.2%	81.5%

        The exercise price of stock options is determined to be the market price of our common stock on the date immediately preceding the date of grant. These stock options become exercisable at varying dates and generally expire ten years from the date of grant. At December 31, 2014, options to purchase 7,596,071 shares of common stock were available for grant and 24,566,744 reserved shares of common stock were available for future issuance under our stock option plans.

        We recorded stock-based compensation expense of approximately $38,000, $36,000 and $55,000 for the years ended December 31, 2014, 2013 and 2012, respectively, associated with options granted to consultants reflecting the fair value valuation and periodic fair value re-measurement of outstanding consultant options subject to vesting under FASB ASC 505-50. The valuation is based upon the current fair value of our common stock and other assumptions, including the expected future volatility of our stock price, risk-free interest rate and expected term. We amortized stock- based compensation related to consultants using a straight-line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of FASB ASC 718. No stock options granted to consultants were exercised during the year ended December 31, 2014.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

Stock-Based Compensation Award Activity

        Option activity under our equity incentive plans was as follows:

	Shares Available For Grant	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	4,707,753	11,749,359	$12.07

Authorized for grant	600,000	—
Granted	(2,149,266)	2,149,266	$8.13
Exercised	—	(254,149)	$7.08
Cancelled	40,099	(40,099)	$19.60

Outstanding at December 31, 2012	3,198,586	13,604,377	$11.52

Authorized for grant	7,775,000	—
Granted	(3,140,956)	3,140,956	$5.46
Exercised	—	—	$—
Cancelled	1,213,131	(1,213,131)	$8.26

Outstanding at December 31, 2013	9,045,761	15,532,202	$10.55

Authorized for grant	—	—
Granted	(3,467,120)	3,467,120	$3.39
Exercised	—	(11,219)	$3.44
Cancelled	2,017,430	(2,017,430)	$10.75

Outstanding at December 31, 2014	7,596,071	16,970,673	$9.07	5.79	$25,140

Vested and expected to vest at December 31, 2014		16,861,378	$9.10

Exercisable at December 31, 2014		14,243,893	$10.09	5.19	$983

Exercisable at December 31, 2013		13,246,612	$11.44

Exercisable at December 31, 2012		12,841,378	$11.75

        Of the 3,467,120 common stock options granted during 2014, 950,000 shares were related to performance-based stock option awards, of which only 700,000 shares are still outstanding due to the cancellation of the 250,000 shares in the fourth quarter of 2014, which will vest upon the achievement of certain corporate performance-based milestones related to the progress and success of the Phase 3 clinical program of fostamatinib in ITP. Weighted-average grant date fair value of options granted during 2014, 2013 and 2012 was $2.32, $3.34 and $5.44, respectively.

        The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2014. At December 31, 2014 and 2013, we had 2,726,779 and 2,281,966, respectively, of nonvested stock options, with approximately $24,000 and $14,000 intrinsic value at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2012,

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

aggregate intrinsic value of options exercised under our stock option plans was approximately $10,000 and $701,000, respectively, determined as of the date of option exercise. There were no options exercised during the year ended December 31, 2013.

        As of December 31, 2014, there was approximately $4.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock-based compensation arrangements granted under our stock option plans and approximately $302,000 of total unamortized compensation cost related to our Purchase Plan. The unamortized compensation cost related to our stock option plans and our Purchase Plan is expected to be recognized over a weighted- average period of approximately 1.9 years and 1.7 years, respectively. For the years ended December 31, 2014 and 2013, there were 2,456,622 and 1,513,339 shares vested with weighted-average exercise price of $4.74 and $6.64, respectively.

        Details of our stock options by exercise price are as follows as of December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Outstanding Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$1.68 - $3.55	2,317,779	8.77	$3.29	1,112,849	$3.36
$3.59 - $6.49	3,300,357	6.80	4.99	2,050,668	5.84
$6.51 - $6.55	2,207,938	7.53	6.52	1,991,664	6.52
$6.73 - $7.40	2,196,855	5.32	6.85	2,187,713	6.85
$7.53 - $8.27	2,132,765	6.42	8.11	2,091,925	8.11
$8.34 - $11.73	2,528,537	3.52	10.29	2,522,633	10.29
$15.49 - $24.56	1,132,244	0.96	23.41	1,132,244	23.41
$26.45	1,154,198	3.08	26.45	1,154,198	26.45

$1.68 - $26.45	16,970,673	5.79	9.07	14,243,894	$10.09

Employee Stock Purchase Plan

        In August 2000, we adopted our Purchase Plan which was approved in September 2000 by our stockholders. In 2014, an amendment to the Purchase Plan was approved primarily to increase the number of shares authorized for issuance under the Directors' Plan by 4,000,000 shares of common stock. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 505,877, 383,717 and 269,681 shares of common stock during 2014, 2013 and 2012, respectively, pursuant to the Purchase Plan at an average price of $2.24, $2.74 and $5.81, respectively. For 2014, 2013 and 2012, the weighted average fair value of stock purchased under the Purchase Plan was $1.42, $2.05 and $3.42, respectively. As of December 31, 2014, we had 3,578,153 reserved shares of common stock available for future issuance under the Purchase Plan.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. STOCK-BASED COMPENSATION (Continued)

        The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted- average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a "reset." Participants are automatically enrolled in the new offering period. We had a "reset" on January 2, 2014 because the fair market value of our stock on December 31, 2013 was lower than the fair market value of our stock on July 1, 2013, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan "reset" and will recognize the related stock-based compensation expense according to FASB ASC Subtopic No. 718-50, Employee Share Purchase Plan. The total incremental fair value for this Purchase Plan "reset" was approximately $577,000, that will be recognized from January 2, 2014 to December 31, 2015. On January 2, 2015, we had another "reset" because the fair market value of our stock on December 31, 2014 was lower than the fair market value of our stock on July 1, 2014, the first day of another offering period. We applied modification accounting in accordance with the relevant guidance and determined that the incremental fair value associated with this Purchase Plan "reset" was approximately $792,000 that will be recognized from January 2, 2015 to December 31, 2016.

        The following table summarizes the weighted-average assumptions related to our Purchase Plan for the years ended December 31, 2014, 2013 and 2012. Expected volatilities for our Purchase Plan are based on the two-year historical volatility of our stock. Expected term represents the weighted- average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	0.3%	0.2%	0.2%
Expected term (in years)	1.7	1.4	1.2
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	66.0%	64.4%	47.4%

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2014	2013
Checking account	$175	$195
Money market funds	10,027	9,059
U. S. treasury bills	2,010	2,085
Government-sponsored enterprise securities	45,786	67,178
Corporate bonds and commercial paper	85,161	133,458

	$143,159	$211,975

Reported as:
Cash and cash equivalents	$15,203	$20,854
Short-term investments	127,956	191,121

	$143,159	$211,975

        Cash equivalents and short-term investments included the following available-for-sale securities with unrealized gains and losses (in thousands):

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury bills	$2,010	$—	$—	$2,010
Government-sponsored enterprise securities	45,793	4	(11)	45,786
Corporate bonds and commercial paper	85,161	21	(21)	85,161

Total	$132,964	$25	$(32)	$132,957

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury bills	$2,083	$2	$—	$2,085
Government-sponsored enterprise securities	67,160	29	(11)	67,178
Corporate bonds and commercial paper	133,431	33	(6)	133,458

Total	$202,674	$64	$(17)	$202,721

        As of December 31, 2014, our cash equivalents and short-term investments have contractual maturities within one year.

        As of December 31, 2014, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 148 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of December 31, 2014 through their respective maturity dates. At December 31, 2014, we had no investments that had been in a continuous unrealized loss position for more than twelve months. In the second quarter of 2013, we sold certain short-term investments at their approximate carrying values prior to maturity and received proceeds of $16.5 million. At December 31, 2013, we had 4 investments in continuous unrealized loss

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (Continued)

position for more than twelve months, which matured on February 10, 2014. The total unrealized loss for these investments was approximately $2,000, which was immaterial. As of December 31, 2014, a total of 31 individual securities had been in an unrealized loss position for twelve months or less and the losses were deemed to be temporary.

        The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2014	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$23,122	$(11)
Corporate bonds and commercial paper	34,441	(21)

Total	$57,563	$(32)

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE (Continued)

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

  Fair Value on a Recurring Basis

        Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$10,027	$—	$—	$10,027
U. S. treasury bills	—	2,010	—	2,010
Government-sponsored enterprise securities	—	45,786	—	45,786
Corporate bonds and commercial paper	—	85,161	—	85,161

Total	$10,027	$132,957	$—	$142,984

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$9,059	$—	$—	$9,059
U. S. treasury bills	—	2,085	—	2,085
Government-sponsored enterprise securities	—	67,178	—	67,178
Corporate bonds and commercial paper	—	133,458	—	133,458

Total	$9,059	$202,721	$—	$211,780

7. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Laboratory equipment	$23,228	$24,418
Computer and software	1,225	1,244
Furniture and equipment	1,177	1,177

Total property and equipment	$25,630	$26,839
Less accumulated depreciation and amortization	(23,121)	(22,384)

Property and equipment, net	$2,509	$4,455

        During 2014 and 2013, we disposed of approximately $1.6 million and $445,000, respectively, of fully depreciated assets.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

7. PROPERTY AND EQUIPMENT (Continued)

        Total depreciation and amortization expense was $2.4 million, $2.6 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $8.0 million in future sublease income (excluding our subtenant's share of facilities operating expenses) over the term of the sublease. In connection with this sublease, we recognized a loss on sublease of $9.3 million. We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. For our sublease arrangement which we classified as an operating lease, our loss on the sublease is comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows. Further, in conjunction with our facilities lease, we have previously issued to our landlord warrants to purchase our common stock. We have previously capitalized the fair value of these warrants as part of our other long-term assets and is being amortized over the term of our lease. As a result of the sublease agreement that we entered into in December 2014, we included approximately $265,000 representing the unamortized portion of the warrant fair value attributable to the sublet space in the determination of our loss on sublease (see Note 9).

        At December 31, 2014, future minimum lease payments and obligations under our noncancelable operating lease, net of sublease receipts, were as follows (in thousands):

For years ending December 31,	Operating Lease	Sublease Receipts	Net
2015	$14,929	$(2,183)	$12,746
2016	15,530	(2,771)	12,759
2017	16,153	(2,854)	13,299
2018	1,351	(196)	1,155

Total minimum payments required	$47,963	$(8,004)	$39,959

        Rent expense under our operating lease amounted to approximately $15.1 million, $14.8 million and $14.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY

Preferred Stock

        We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2014 and 2013, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

Warrants

        In conjunction with the facilities lease entered into in May 2001, we issued a warrant to the lessor to purchase 16,666 shares of our common stock at an exercise price of $80.21 per share, a 15% premium to market at the time of issuance. This warrant expired unexercised in May 2006. The fair market value of this warrant, as determined using the Black-Scholes valuation model, was approximately $683,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2014, approximately $86,000 remained to be amortized over the remaining term of the lease.

        In conjunction with the facilities lease amendment in October 2002, we issued a warrant to the lessor to purchase 55,555 shares of our common stock at an exercise price of $17.73 per share. The warrant expired unexercised in October 2007. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $565,000. This amount has been capitalized in other long-term assets and is being amortized into expense over the life of the lease. As of December 31, 2014, approximately $71,000 remained to be amortized over the term of the lease.

        In conjunction with the facilities lease amendment in July 2006, we issued a warrant to the lessor to purchase 100,000 shares of our common stock at an exercise price of $10.57 per share. The fair value of this warrant, as determined using the Black-Scholes valuation model, was approximately $801,000. This amount has been included in other long-term assets and is being amortized into expense over the term of the lease. As of December 31, 2014, approximately $131,000 remained to be amortized over the term of the lease. The build-to-suit lease agreement was further amended in March 2009. The lease amendment provided for the cancellation of the abovementioned warrant to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock. The exercise price per share of the new warrant is $6.61. The new warrant is outstanding as of December 31, 2014 and remains exercisable at any time up to February 2016. We applied modification accounting in 2009 and determined the fair value of this warrant using the Black-Scholes valuation model. The incremental fair value of the new warrant as a result of the modification is $616,000. This amount has been included in other long-term assets and is being amortized into expense over the term of the lease. As of December 31, 2014, approximately $132,000 remained to be amortized over the term of the lease.

        As discussed in Note 8, as a result of the sublease agreement that we entered into in December 2014, we included approximately $265,000 representing the unamortized portion of the above fair value of warrants attributable to the sublet space in the determination of our loss on sublease.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

        For the years ended December 31, 2014, 2013 and 2012, our loss before income taxes was from domestic operations. For the years ended December 31, 2014, 2013 and 2012, we did not record a provision for income taxes due to our net loss.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$268,400	$236,737
Research and development credits	31,735	28,869
Capitalized research and development expenses	20,312	499
Deferred compensation	28,408	24,538
Other, net	7,876	3,466

Total deferred tax assets	356,731	294,109
Valuation allowance	(356,731)	(294,109)

Net deferred tax assets	$—	$—

        The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Valuation allowance	32.3%	37.9%	47.5%
True up of prior year net operating loss	0.0%	0.0%	(11.4)%
Other, net	1.7%	(3.9)%	(2.1)%

Effective tax rate	0.0%	0.0%	0.0%

        In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating loss carryovers and tax credits to offset future taxable income. Our existing net operating loss carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our net operating loss carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2014. We did not experience any significant changes in ownership in 2014 and 2013. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

        As of December 31, 2014, we had net operating loss carryforwards for federal income tax purposes of approximately $717.2 million, which expire beginning in the year 2019 and state net operating loss carryforwards of approximately $432.0 million, which expire beginning in the year 2015.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        We also have federal research and development tax credits of approximately $21.5 million, which begin to expire in the year 2023 and state research and development tax credits of approximately $22.0 million, which have no expiration date.

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $62.6 million and $10.8 million for the years ended December 31, 2014 and 2013, respectively.

        Included in the valuation allowance balance at December 31, 2014 and 2013 is approximately $2.5 million of tax deductions related to the exercise of stock options prior to the adoption of ASC 718 which have not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations. As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include loss carryforward tax assets of approximately $1.7 million at December 31, 2014 and 2013 that arose directly from (or the use of which was postponed by) tax deductions related to stock-based compensation expense in excess of compensation expense recognized for financial reporting. Equity will be increased by approximately $1.7 million if and when such deferred tax assets are ultimately realized.

        The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2014	2013
Balance at the beginning of the year	$5,001	$4,300
Increase related to prior year tax positions	—	249
Increase related to current year tax positions	373	452

Balance at the end of the year	$5,374	$5,001

        Included in the balance of unrecognized tax benefits at December 31, 2014 and 2013, respectively, are $4.3 million and $3.9 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. No income tax benefit would be realized due to the company's valuation allowance position. We do not anticipate a significant change to the unrecognized tax benefits over the next twelve months.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING CHARGES

        In September 2013, we announced that we had reduced our workforce by 30 positions, mostly from the drug discovery area, as a consequence of prioritizing projects and efforts to conserve our working capital. We recorded restructuring charges in the third quarter of 2013 of approximately $1.7 million within Restructuring Charges, which included $1.5 million of costs paid or to be paid in cash, and $239,000 of non-cash stock-based compensation expense primarily as a result of the modification of certain stock options (see Note 4). At December 31, 2013, the remaining accrued restructuring costs, classified within Accrued Compensation on the Balance Sheets, consisted of $47,000 related to COBRA benefits, which was fully paid in 2014.

12. SEVERANCE AGREEMENT WITH FORMER CEO

        In 2014, we entered into a severance agreement with our former CEO pursuant to his resignation as CEO and member of the Board of Directors effective November 20, 2014, and his termination of employment effective December 31, 2014. The severance agreement provides for cash severance payments of $1.1 million payable in installments over a duration of 18 months beginning on January 1, 2015. Also as part of the severance arrangement, we extended the date to which our former CEO had the right to exercise his vested options. In addition, we also accelerated the vesting of certain of his unvested stock options (refer to Note 4). As of December 31, 2014, our severance liability of $1.1 million is included as part of Accrued Compensation account in the Balance Sheets.

13. SELECTED QUARTERLY FINANCIAL DATA

	Year Ended December 31, 2014				Year Ended December 31, 2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(unaudited, in thousands, except per share amounts)
Revenue	$—	$—	$—	$8,250	$—	$1,400	$—	$5,750
Net loss	$(22,303)	$(25,391)	$(20,942)	$(22,272)	$(25,574)	$(22,768)	$(23,824)	$(16,861)
Net loss per share, basic and diluted	$(0.25)	$(0.29)	$(0.24)	$(0.25)	$(0.29)	$(0.26)	$(0.27)	$(0.19)
Weighted average shares used in computing net loss per share, basic and diluted	87,526	87,532	87,793	87,793	87,141	87,147	87,430	87,430

14. SUBSEQUENT EVENT

        In February 2015, we entered into a collaboration agreement with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. BMS is required to pay us a noncreditable and nonrefundable upfront payment of $30.0 million. We are also entitled to receive development and regulatory milestones that could total more than $309 million for a successful compound approved in multiple indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration.

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

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10-K.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

        We have audited Rigel Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("the COSO criteria"). Rigel Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Rigel Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Rigel Pharmaceuticals, Inc. and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 3, 2015

Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions "Election of Directors" and "Management—Executive Officers" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference.

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

        Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

        Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions "Compensation Discussion and Analysis," "Executive Compensation" and "Director Compensation" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference.

        Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference.

        Information regarding our Compensation Committee's review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption "Compensation Committee Report" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Equity Compensation Plan Information" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions "Transactions with Related Persons" and "Information Regarding the Board of Directors and Corporate Governance" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption "Ratification of Selection of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are being filed as part of this Annual Report on Form 10-K:

1.
Financial Statements—Index to Financial Statements in Item 8 of this Annual Report on Form 10-K including selected quarterly financial data for the last two years in Note 13.

2.
Financial Statement Schedules—None—As all required disclosures have been made in the footnotes to the financial statements.

3.
Exhibits:

3.1		Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel's Current Report on Form 8- K (No. 000-29889) dated May 29, 2012, and incorporated herein by reference).

3.2		Amended and Restated Bylaws (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000- 29889), dated February 2, 2007, and incorporated herein by reference).

4.1		Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

4.2		Specimen Common Stock Certificate (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).

4.3		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.1	+	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.2		Collaboration Agreement between Rigel and Janssen Pharmaceutical N.V., dated December 4, 1998 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.3		Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.4		Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.5		Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated May 16, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.6	*	Amendment to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000-29889) and incorporated herein by reference).

10.7		Amendment No. Two to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.8		Amendment No. Three to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.9		Amendment No. Four to Build-to-Suit Lease between Rigel and HCP BTC, LLC, dated February 1, 2009 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.10		First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000- 29889) and incorporated herein by reference).

10.11	*	Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.12		First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated June 30, 2000 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.13		Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated December 4, 2001 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.14	*	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).

10.15	+	Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000- 29889) and incorporated herein by reference).

10.16	*	Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (No. 000-29889) and incorporated herein by reference).

10.17	+	Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889), as amended, and incorporated herein by reference).

10.18	+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).

10.19	+	2000 Non-Employee Directors' Stock Option Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).

10.20	+	Amended and Restated Employment Agreement between Rigel and Donald G. Payan, effective January 1, 2011 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.21	+	Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.22	+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.23	*	License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.24	+	2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).

10.25	*	Termination Agreement between Rigel and Pfizer, Inc., dated May 2, 2011 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (No. 000-29889) and incorporated herein by reference).

10.26	+	Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (No. 000-29889) and incorporated herein by reference).

10.27	+	2012 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 8, 2012, and incorporated herein by reference).

10.28	+	2013 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 14, 2013, and incorporated herein by reference).

10.29	+	2014 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on May 20, 2014, and incorporated herein by reference

23.1	#	Consent of Independent Registered Public Accounting Firm.

24.1	#	Power of Attorney (included on signature page).

31.1	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	#	XBRL Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema Document

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 3, 2015.

RIGEL PHARMACEUTICALS, INC.
By:	/s/ RAUL RODRIGUEZ Raul Rodriguez Chief Executive Officer
By:	/s/ RYAN D. MAYNARD Ryan D. Maynard Executive Vice President and Chief Financial Officer

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raul Rodriguez and Ryan D. Maynard, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAUL RODRIGUEZ Raul Rodriguez	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2015
/s/ RYAN D. MAYNARD Ryan D. Maynard	Executive Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)	March 3, 2015
/s/ DONALD G. PAYAN Donald G. Payan	Executive Vice President, President of Discovery and Research, and Director	March 3, 2015
/s/ GARY A. LYONS Gary A. Lyons	Chairman of the Board	March 3, 2015
/s/ BRADFORD S. GOODWIN Bradford S. Goodwin	Director	March 3, 2015
/s/ WALTER H. MOOS Walter H. Moos	Director	March 3, 2015
/s/ PETER S. RINGROSE Peter S. Ringrose	Director	March 3, 2015
/s/ STEPHEN A. SHERWIN Stephen A. Sherwin	Director	March 3, 2015

EXHIBIT INDEX

3.1		Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel's Current Report on Form 8- K (No. 000-29889) dated May 29, 2012, and incorporated herein by reference).

3.2		Amended and Restated Bylaws (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000- 29889), dated February 2, 2007, and incorporated herein by reference).

4.1		Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

4.2		Specimen Common Stock Certificate (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).

4.3		Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.1	+	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.2		Collaboration Agreement between Rigel and Janssen Pharmaceutical N.V., dated December 4, 1998 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.3		Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.4		Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999 (filed as an exhibit to Rigel's Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

10.5		Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated May 16, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.6	*	Amendment to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000-29889) and incorporated herein by reference).

10.7		Amendment No. Two to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.8		Amendment No. Three to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.9		Amendment No. Four to Build-to-Suit Lease between Rigel and HCP BTC, LLC, dated February 1, 2009 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

10.10		First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000- 29889) and incorporated herein by reference).

10.11	*	Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (No. 000-29889) and incorporated herein by reference).

10.12		First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated June 30, 2000 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.13		Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated December 4, 2001 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (No. 000-29889) and incorporated herein by reference).

10.14	*	Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-29889) and incorporated herein by reference).

10.15	+	Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000- 29889) and incorporated herein by reference).

10.16	*	Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (No. 000-29889) and incorporated herein by reference).

10.17	+	Form of Indemnity Agreement (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889), as amended, and incorporated herein by reference).

10.18	+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).

10.19	+	2000 Non-Employee Directors' Stock Option Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).

10.20	+	Amended and Restated Employment Agreement between Rigel and Donald G. Payan, effective January 1, 2011 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.21	+	Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.22	+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.23	*	License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.24	+	2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel's Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).

10.25	*	Termination Agreement between Rigel and Pfizer, Inc., dated May 2, 2011 (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (No. 000-29889) and incorporated herein by reference).

10.26	+	Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan (filed as an exhibit to Rigel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (No. 000-29889) and incorporated herein by reference).

10.27	+	2012 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 8, 2012, and incorporated herein by reference).

10.28	+	2013 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on February 14, 2013, and incorporated herein by reference).

10.29	+	2014 Cash Incentive Plan (filed as an exhibit to Rigel's Current Report on Form 8-K (No. 000-29889) filed on May 20, 2014, and incorporated herein by reference).

23.1	#	Consent of Independent Registered Public Accounting Firm.

24.1	#	Power of Attorney (included on signature page).

31.1	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	#	XBRL Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema Document

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document

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