Form 10-Q
period 2015-03-31
RIGEL PHARMACEUTICALS INC
filed 2015-05-07
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 4, 2015, there were 88,143,832 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2015	2014(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,718	$15,203
Short-term investments	118,437	127,956
Accounts receivable	106	5,750
Prepaid and other current assets	1,261	1,628
Total current assets	162,522	150,537
Property and equipment, net	2,106	2,509
Other assets	1,061	1,089
	$165,689	$154,135

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,136	$1,613
Accrued compensation	3,714	2,832
Accrued research and development	4,448	3,993
Other accrued liabilities	992	534
Deferred revenue, current portion	19,335	—
Deferred liability - sublease, current portion	2,852	2,803
Deferred rent, current portion	1,872	2,250
Total current liabilities	34,349	14,025

Long-term portion of deferred revenue	8,593	—
Long-term portion of deferred liability - sublease	5,734	6,466
Long-term portion of deferred rent	4,819	5,347
Other long-term liabilities	46	51

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	88	88
Additional paid-in capital	1,070,418	1,068,347
Accumulated other comprehensive income (loss)	17	(7)
Accumulated deficit	(958,375)	(940,182)
Total stockholders’ equity	112,148	128,246
	$165,689	$154,135

(1)  The balance sheet at December 31, 2014 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2014.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Contract revenues from collaborations	$2,178	$—
Costs and expenses:
Research and development	15,702	16,869
General and administrative	4,717	5,516
Total costs and expenses	20,419	22,385

Loss from operations	(18,241)	(22,385)
Interest income	48	82

Net loss	$(18,193)	$(22,303)

Net loss per share, basic and diluted	$(0.21)	$(0.25)

Weighted average shares used in computing net loss per share, basic and diluted	88,043	87,526

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(18,193)	$(22,303)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	24	(9)

Comprehensive loss	$(18,169)	$(22,312)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(18,193)	$(22,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	435	655
Stock-based compensation expense	2,054	2,364
Changes in assets and liabilities:
Accounts receivable	5,644	5,750
Prepaid expenses and other current assets	367	(94)
Other assets	28	44
Accounts payable	(477)	(2,746)
Accrued compensation	882	(374)
Accrued research and development	455	724
Other accrued liabilities	458	(175)
Deferred revenue	27,928	—
Deferred rent and other long term liabilities	(1,594)	(273)

Net cash provided by (used in) operating activities	17,987	(16,428)
Investing activities
Purchases of short-term investments	(49,977)	(79,637)
Maturities of short-term investments	59,520	90,275
Capital expenditures	(32)	(178)

Net cash provided by investing activities	9,511	10,460
Financing activities
Net proceeds from issuances of common stock	17	24

Net cash provided by financing activities	17	24

Net increase (decrease) in cash and cash equivalents	27,515	(5,944)
Cash and cash equivalents at beginning of period	15,203	20,854

Cash and cash equivalents at end of period	$42,718	$14,910

See Accompanying Notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.              Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small molecule drugs for the treatment of inflammatory and autoimmune diseases, cancers, and muscle disorders.

2.              Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2014 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

3. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) issued Accounting Standards Update (ASU) No. 2014-15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern. ASU No. 2017-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2017-15 is effective for the annual period ending after December 15, 2016 and early adoption is permitted. We will continue to evaluate the guidance under ASU No. 2014-15 and present the required disclosures within our financial statements at the time of adoption.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of the ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 will be effective fiscal years beginning after December 15, 2016 and early adoption is not permitted. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and we have not yet determined which approach we will apply. On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU No. 2014-09.  The proposed new effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016.  We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

4. Stock Award Plans

We have three stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan) and 2000 Non-Employee Directors’ Stock Option Plan (Directors’ Plan), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), pursuant to which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock- based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest. We review our forfeiture rates each quarter and make any necessary changes to our estimates. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense.

We granted certain performance-based stock options to purchase shares of our common stock which will vest upon the achievement of certain corporate performance-based milestones. We determined the fair values of these performance-based stock options using Black-Scholes option pricing model at the date of grant. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognized stock-based compensation expense on the related estimated fair value of such options on straight-line basis from the date of grant up to the date when we expect the performance condition will be probably achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, we will recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement. In those cases, we will recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up as if we had estimated at the grant date that the performance condition will be achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be probably achieved, if any.

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

During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	March 31,
	2015	2014
Outstanding stock options	20,077	18,281
Warrant to purchase common stock	200	200
Purchase Plan	79	68

	20,356	18,549

6.              Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized in the quarters ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Research and development	$1,160	$1,314
General and administrative	894	1,050
Total stock-based compensation expense	$2,054	$2,364

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three months ended March 31, 2015 and 2014:

	Equity Incentive Plans
	Three Months Ended
	March 31,
	2015	2014
Risk-free interest rate	1.8%	2.2%
Expected term (in years)	6.5	6.5
Dividend yield	0.0%	0.0%
Expected volatility	64.9%	75.2%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 3,505,125 shares of common stock during the three months ended March 31, 2015, with a grant-date weighted-average fair value of $1.31 per share. Of the 3,505,125 common stock options granted, 1,175,000 shares were related to performance-based stock option awards which will vest upon the achievement of a corporate performance-based milestone. We granted options to purchase 3,188,150 shares of common stock during the three months ended March 31, 2014, with a grant-date weighted-average fair value of $2.36 per share. Of the 3,188,150 common stock options granted, 950,000 shares were related to performance-based stock option awards, of which only 700,000 shares remain outstanding, which will vest upon the achievement of certain corporate performance-based milestones.  During the three months ended March 31, 2015 and 2014, we recognized approximately $600,000 and $227,000, respectively, of stock-based compensation expense related to these performance-based stock options. As of March 31, 2015, there was approximately $8.3 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At March 31, 2015, there were 4,482,439 shares of common stock available for future grant under our equity incentive plans and 7,662 options to purchase shares were exercised during the three months ended March 31, 2015.

Employee Stock Purchase Plan

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted- average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2015 because the fair market value of our stock on December 31, 2014 was lower than the fair market value of our stock on July 1, 2014, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and will recognize the related stock-based compensation expense according to FASB ASC Subtopic No. 718-50, Employee Share Purchase Plan. The total incremental fair value for this Purchase Plan “reset” was approximately $792,000, and is being recognized from January 2, 2015 to December 31, 2016.

As of March 31, 2015, there were approximately 3,578,153 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three months ended March 31, 2015 and 2014. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Employee Stock Purchase Plan
	Three Months Ended
	March 31,
	2015	2014
Risk-free interest rate	0.6%	0.3%
Expected term (in years)	1.5	1.7
Dividend yield	0.0%	0.0%
Expected volatility	61.2%	66.0%

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

8.              Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We currently do not have significant active collaborations. We have several active collaborations that we have currently considered not significant. These collaborations include our collaboration agreement with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors, AstraZeneca AB (AZ) for the development and commercialization of our program, R256, an inhaled janus kinase (JAK) inhibitor, BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program, and Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $453.5 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $140.4 million relates to the achievement of development events, up to $275.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize the licensed products.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of the product.  Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables.  Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We initially recognized the $30.0 million upfront payment from BMS as deferred revenue and amortize the amount on a ratable basis from the effective date of the agreement up to September 2016, the expected completion date of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period.

During the three months ended March 31, 2015, we recognized revenue of $2.1 million relating to the upfront payment and $106,000 relating to the research activities we performed. As of March 31, 2015, deferred revenue related to the $30.0 million upfront payment was $27.9 million.

9.     Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands);

	March 31,	December 31,
	2015	2014
Checking account	$1,143	$175
Money market funds	26,978	10,027
U.S. treasury bills	—	2,010
Government-sponsored enterprise securities	42,129	45,786
Corporate bonds and commercial paper	90,905	85,161
	$161,155	$143,159
Reported as:
Cash and cash equivalents	$42,718	$15,203
Short-term investments	118,437	127,956
	$161,155	$143,159

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2015	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$42,127	$6	$(4)	$42,129
Corporate bonds and commercial paper	90,890	28	(13)	90,905

Total	$133,017	$34	$(17)	$133,034

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$2,010	$—	$—	$2,010
Government-sponsored enterprise securities	45,793	4	(11)	45,786
Corporate bonds and commercial paper	85,161	21	(21)	85,161

Total	$132,964	$25	$(32)	$132,957

As of March 31, 2015, the contractual maturities of our cash equivalents and short-term investments were (in thousands):

	Years to Maturity
		After One Year
	Within One	Through
	Year	Two Years
Government-sponsored enterprise securities	$39,129	$3,000
Corporate bonds and commercial paper	90,905	—
	$130,034	$3,000

As of March 31, 2015, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 157 days. We view our short-term investments portfolio as available for use in current operations. Accordingly, we have classified certain investments as short-term investments on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of March 31, 2015 through their respective maturity dates. At March 31, 2015, we had no investments that had been in a continuous unrealized loss position for more than twelve months. As of March 31, 2015, a total of 27 individual securities had been in an unrealized loss position for twelve months or less and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at March 31, 2015.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
March 31, 2015	Fair Value	Losses
Government-sponsored enterprise securities	$22,078	$(4)
Corporate bonds and commercial paper	29,145	(13)
Total	$51,223	$(17)

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

The fair valued assets we hold that are generally assessed under Level 2 included government-sponsored enterprise securities, U.S. treasury bills and corporate bonds and commercial paper. We utilize third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. We use quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by our third party pricing service providers. We review independent auditor’s reports from our third party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that our internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$26,978	$—	$—	$26,978
Government-sponsored enterprise securities	—	42,129	—	42,129
Corporate bonds and commercial paper	—	90,905	—	90,905
Total	$26,978	$133,034	$—	$160,012

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$10,027	$—	$—	$10,027
U.S. treasury bills	—	2,010	—	2,010
Government-sponsored enterprise securities	—	45,786	—	45,786
Corporate bonds and commercial paper	—	85,161	—	85,161
Total	$10,027	$132,957	$—	$142,984

11.       Sublease Agreement

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $7.8 million in sublease income (excluding our subtenant’s share of facilities operating expenses) over the remaining term of the sublease. In connection with this sublease, we recognized a loss on sublease of $9.3 million during the fourth quarter of 2014. We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. For our sublease arrangement which we classified as an operating lease, our loss on the sublease is comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows. The changes in the liability related to the sublease agreement for the three months ended March 31, 2015 were as follows (in thousands):

Balance at January 1, 2015	$9,269
Accretion of deferred liability	158
Amortization of deferred liability	(841)
Balance at March 31, 2015	$8,586

12.       Severance Agreement with Former Chief Executive Officer

In December 2014, we entered into a severance agreement with our former Chief Executive Officer (CEO) pursuant to his resignation as CEO and member of the Board of Directors effective November 20, 2014, and his retirement effective December 31, 2014. The severance agreement provided for, among other benefits, cash severance payments of $1.1 million payable in installments over a duration of 18 months beginning on January 1, 2015, which is included as part of the Accrued Compensation account in the Balance Sheets. The change in the severance liability to our former CEO for the three months ended March 31, 2015 was as follows (in thousands):

Balance at January 1, 2015	$1,091
Payments during the period	(157)
Balance at March 31, 2015	$934

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a clinical-stage drug development company that discovers and develops novel, small-molecule drugs for the treatment of inflammatory and autoimmune diseases, cancers, and muscle disorders. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. We currently have the following product candidates in development: fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, which is in Phase 3 clinical trials for immune thrombocytopenic purpura (ITP) and recently initiated a Phase 2 clinical trial for IgA nephropathy (IgAN); R348, an opthalmic JAK/SYK inhibitor, in a Phase 2 clinical trial for dry eye in ocular graft-versus-host disease (GvHD); two oncology product candidates in Phase 1 development with partners BerGenBio and Daiichi; and two preclinical programs with partners AZ, for R256 in asthma, and BMS, for TGF beta inhibitors in immuno-oncology.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. In March 2015, we received a noncreditable and non-refundable upfront payment of $30.0 million pursuant to our collaboration agreement with BMS. As of March 31, 2015, we had approximately $161.2 million in cash, cash equivalents and short-term investments. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $12.0 million of sublease income and reimbursement from the subtenant’s share of facilities operating expenses over the remaining term of the sublease. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the second quarter of 2017. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through interest income earned on the investment of our excess cash balances and short term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding.

Product Development Programs

Our product development portfolio features multiple novel, small molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range of inflammatory and autoimmune diseases, cancers, and muscle disorders.

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

In October 2013, we met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program, called fostamatinib in thrombocytopenia (FIT), in which a total of 150 ITP patients will be randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. One trial will consist of sites predominantly in the Unites States while the other trial will consist mainly of international sites. The patients will have been diagnosed with persistent or chronic ITP, and have blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects will receive fostamatinib orally at 100 mg bid (twice daily) and the other third will receive placebo on the same schedule. Subjects are expected to remain on treatment for 24 weeks. At week four of treatment, subjects who meet certain platelet count and tolerability thresholds will have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program is a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. Our Phase 3 clinical program for ITP is currently actively enrolling patients in the U.S. and Europe. We expect to report top line results of the two Phase 3 clinical trials in the middle of 2016 and file the U.S. New Drug Application (NDA) for fostamatinib in ITP by the end of 2016.

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

Orally-available SYK inhibitor program.  We recently initiated a Phase 2 clinical trial in patients with IgAN, a chronic autoimmune disease of the kidneys. We expect the clinical trial, called SIGN (SYK Inhibition for Glomerulonephritis), to enroll 75 patients with the disease and report results in the second half of 2016.

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

Topical Ophthalmic JAK/SYK inhibitor program.  R348, an ophthalmic JAK/SYK inhibitor, is being evaluated in a Phase 2 clinical trial of patients with ocular GvHD to determine if it reduces inflammation and limits the damage to the eye tissue caused by the disease. We expect results of this clinical trial in the second quarter of 2016.

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

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. We currently do not have significant active collaborations. We have several active collaborations that we have currently considered not significant. These collaborations include our collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors, AZ for the development and commercialization of our program, R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these collaborations, which we enter into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $453.5 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $140.4 million relates to the achievement of development events, up to $275.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize the licensed products.

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

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of the product.  Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We initially recognized the $30.0 million upfront payment from BMS as deferred revenue and amortize the amount on a ratable basis from the effective date of the agreement up to September 2016, the expected completion date of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period.

During the three months ended March 31, 2015, we recognized revenue of $2.1 million relating to the upfront payment and $106,000 relating to the research activities we performed. As of March 31, 2015, deferred revenue related to the $30.0 million upfront payment was $27.9 million.

Research and Development Expenses

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock based compensation, and allocated facility costs.

We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expense by focusing on three categories: research, development, and other. Our research team is focused on creating a portfolio of product candidates that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners and utilizes our robust discovery engine to rapidly discover and validate new product candidates in our focused range of therapeutic indications. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, lab supplies and fees to third party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock based compensation expense relating to personnel in research and development groups.

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

The following table presents our total research and development expense by category.

	Three Months Ended
	March 31,		From January 1, 2007*
	2015	2014	to March 31, 2015
Categories:
Research	$5,539	$4,793	$180,134
Development	6,210	6,496	263,504
Other	3,953	5,580	198,385

	$15,702	$16,869	$642,023

*                                         We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $2.8 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively, and allocated stock-based compensation expenses of approximately $1.2 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.  Allocated facilities costs decreased in the first quarter of 2015, and will continue to decrease through 2015, primarily due to the sublease agreement executed in December 2014.

For the three months ended March 31, 2015, a major portion of our total research and development expense was associated with our ITP and IgAN programs, salaries of our research and development personnel, and allocated facilities costs. For the three months ended March 31, 2014, a major portion of our total research and development expense was associated with our allocated facilities costs, research and development expense for our ITP program and topical ophthalmic JAK/SYK inhibitor program, as well as salaries of our research and development personnel.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern. ASU No. 2017-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2017-15 is effective for the annual period ending after December 15, 2016 and early adoption is permitted. We will continue to evaluate the guidance under ASU No. 2014-15 and present the required disclosures within our financial statements at the time of adoption.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of the ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 will be effective fiscal years beginning after December 15, 2016 and early adoption is not permitted. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and we have not yet determined which approach we will apply. On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU No. 2014-09.  The proposed new effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016.  We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to our sublease agreement (including the determination of discount rate used), stock based compensation, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We present revenue from our collaboration arrangements under the FASB ASC 808, Collaboration Arrangements. Contract revenues from collaborations consist of upfront payments, contingent payments and fees for research services performed under our collaboration agreements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605 25, Multiple Element Arrangements (as amended by ASU No. 2009-13), and are divided into separate units of accounting if certain criteria are met. The consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. We make significant judgments and estimates in the allocation of the consideration among the deliverables under the agreement, as well as the determination of the periods the units will be delivered to our collaborators. Revenues related to the research services with our corporate collaborators are recognized as research services are performed over the related research period. Under these agreements, we are required to perform research activities as specified in the agreement. The payments received are not refundable and are based on a contractual cost per full-time equivalent employee working on the project.  Our research and development expenses under the collaborative research agreements approximate the revenue recognized under such agreements over the research period.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during  the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We initially recognized the $30.0 million upfront payment from BMS as deferred revenue and amortize the amount on a ratable basis from the effective date of the agreement up to September 2016, the expected completion date of the estimated research term. We estimate that this is the period over which we are obligated to transfer our deliverables and perform research services and therefore the appropriate term with which to ratably recognize the upfront payment. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period. Any future changes in the expected completion date of the estimated research term or earlier cancellation of the research term will impact revenue recognition for the given period. During the three months ended March 31, 2015, we recognized revenue of $2.1 million relating to the upfront payment and $106,000 relating to the research activities we performed As of March 31, 2015, deferred revenue related to the $30.0 million upfront payment was $27.9 million.

Stock-based Compensation

The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility using our historical stock price performance over the expected life of the option up to the point where we have historical market data. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock-based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest.

In January 2015, we granted options to purchase 1,175,000 shares of common stock which will vest upon the achievement of a corporate performance-based milestone.  In February 2014, we granted options to purchase 950,000 shares of common stock, of which only 700,000 shares remain outstanding, which will vest upon the achievement of certain corporate performance-based milestones. We determined the fair values of these performance-based stock options using Black-Scholes option pricing model at the date of grant of approximately $1.6 million and $2.5 million, respectively. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognized stock-based compensation expense on the related estimated fair value of such options on straight-line basis from the date of grant up to the date when we expect the performance condition will be probably achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, we will recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement. In those cases, we will recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up as if we had estimated at the grant date that the performance condition will be achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be probably achieved, if any.

Research and Development Accruals

We have various contracts with third parties related to our research and development activities. Costs that are incurred for services rendered, but not billed to us, as of the end of the period are estimated and accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight line basis over the duration of the contracts. Raw materials and study materials purchased for us by third parties are expensed at the time of purchase. Many of our estimates are based significantly or in part on information provided for us by third parties. If such information were not reported properly, our research and development expense amounts could be misstated.

Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord through January 2018. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $12.0 million of sublease income and reimbursement from the subtenant’s share of facilities operating expenses over the remaining term of the sublease. In connection with this sublease, we recognized a loss on the sublease of $9.3 million during the fourth quarter of 2014. We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. For our sublease arrangement which we classified as an operating lease, our loss on the sublease is comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. The present value factor, which also affects the level of accreted interest expense that we will recognize as additional charges over the term of the lease, is based on our estimate of our credit-risk adjusted borrowing rate at the time the initial sublease liability is calculated. Our estimate of our credit-risk adjusted borrowing rate was based on our comparison of the rates used by other companies of our size, our financial condition at the time we entered into such sublease agreement, as well as other factors that would affect our credit worthiness.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenues

	Three Months Ended
	March 31,
	2015	2014	Aggregate Change
	(in thousands)
Contract revenues from collaborations	$2,178	$—	$2,178

Contract revenues from collaborations of $2.2 million in the first quarter of 2015 was comprised of $2.1 million from the amortization of the $30.0 million upfront payment from BMS pursuant to the collaboration agreement executed in February 2015 for the discovery, development and commercialization of cancer immunotherapies and $106,000 related to our performance of research activities in connection with the abovementioned collaboration agreement with BMS. There were no contract revenues from collaborations during the three months ended March 31, 2014. As of March 31, 2015, deferred revenue related to the $30.0 million upfront payment was $27.9 million. We had no deferred revenue as of March 31, 2014. Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expense

	Three Months Ended
	March 31,
	2015	2014	Aggregate Change
	(in thousands)
Research and development expense	$15,702	$16,869	$(1,167)
Stock-based compensation expense included in research and development expense	$1,160	$1,314	$(154)

The decrease in research and development expense for the three months ended March 31, 2015, compared to the same period in 2014, was primarily due to the decrease in facilities costs as a result of the sublease agreement executed in December 2014, as well as decrease in research and development costs related to the completion in 2014 of a Phase 2 clinical trial of R348 in dry eye and discontinuance of R118, our indirect AMPK activator program. This was partially offset by an increase in research and development costs related to our fostamatinib in ITP and IgAN programs. We expect that our research and development expense will increase through 2015 due to the continued progress of our Phase 3 clinical trials in ITP and Phase 2 clinical trials in IgAN and ocular GvHD.

General and Administrative Expense

	Three Months Ended
	March 31,
	2015	2014	Aggregate Change
	(in thousands)
General and administrative expense	$4,717	$5,516	$(799)
Stock-based compensation expense included in general and administrative expense	$894	$1,050	$(156)

The decrease in general and administrative expense for the three months ended March 31, 2015, compared to the same period in 2014, was primarily due to the decrease in facilities costs as a result of the sublease agreement executed in December 2014, as well as decrease in personnel costs due to the retirement of our former CEO in December 2014.

Interest Income

	Three Months Ended
	March 31,
	2015	2014	Aggregate Change
	(in thousands)
Interest income	$48	$82	$(34)

Interest income results from our interest-bearing cash and short-term investment balances. The decrease in interest income for the three months ended March 31, 2015, as compared to the same period in 2014 was primarily due to lower average cash balances of our short-term investments.

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

As of March 31, 2015, we had approximately $161.2 million in cash, cash equivalents and short-term investments, as compared to approximately $143.2 million as of December 31, 2014, an increase of approximately $18.0 million. The increase was primarily attributable to the $30.0 million upfront payment received pursuant to our collaboration agreement with BMS, partially offset by payments associated with operating expenses for the three months ended March 31, 2015. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $12.0 million of sublease income and reimbursement from the subtenant’s share of facilities operating expenses over the remaining term of the sublease. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the second quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through interest income earned on the investment of our excess cash balances and short term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

For the three months ended March 31, 2015 and 2014, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$17,987	$(16,428)
Investing activities	9,511	10,460
Financing activities	17	24

Net increase (decrease) in cash and cash equivalents	$27,515	$(5,944)

Net cash provided by operating activities was approximately $18.0 million for the three months ended March 31, 2015, compared to net cash used in operating activities of approximately $16.4 million for the three months ended March 31, 2014. Net cash provided by operating activities for the three months ended March 31, 2015 primarily due to the $30.0 million upfront payment we received from BMS, partially offset by cash payments related to our research and development programs. Net cash used in operating activities for the three months ended March 31, 2014 primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $9.5 million for the three months ended March 31, 2015, compared to approximately $10.5 million for the three months ended March 31, 2014.  Net cash provided by investing activities in each period related to net maturities of short-term investments, partially offset by capital expenditures. Capital expenditures were approximately $32,000 for the three months ended March 31, 2015, compared to approximately $178,000 for the same period in 2014.

Net cash provided by financing activities was approximately $17,000 for the three months ended March 31, 2015, compared to approximately $24,000 for the three months ended March 31, 2014. Net cash provided by financing activities related to the cash proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

As of March 31, 2015, we had the following contractual commitments:

		Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands )
Facilities lease (1)	$44,267	$15,078	$29,189	$—	$—

(1)                                 In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of our research and office space. The facilities lease obligations above do not include the sublease income of $7.8 million expected to be recognized over the remaining term of the sublease.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2015.

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. We initiated a Phase 3 clinical program to study fostamatinib in ITP in July 2014 on our own, which may accelerate our need for additional capital. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the second quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, enrollment, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. In future clinical trials, we or our partners may discover additional side effects and/or higher frequency of side effects than those observed in completed clinical trials. The results of preliminary and mid-stage clinical trials do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous clinical trials. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical trials based on existing knowledge of the compounds. However, we cannot provide assurance that we will meet any of these timelines for clinical development.

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

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed or our clinical trials could become too expensive to complete. Significant delays in clinical testing could materially impact our product development costs and timing. For example, in July 2014, we initiated our Phase 3 clinical program to study fostamatinib in ITP, in which a total of 150 ITP patients will be randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, it was due to the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension clinical trial to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $18.2 million for the three months ended March 31, 2015. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of March 31, 2015, we had an accumulated deficit of approximately $958.4 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

Outside the United States, our ability, or that of our collaborative partners, to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks and costs associated with FDA approval described above and may also include additional risks and costs, such as the risk that such foreign regulatory authorities, which often have different regulatory and clinical trial requirements, interpretations and guidance from the FDA, may require additional clinical trials or results for approval of a product candidate, any of which could result in delays, significant additional costs or failure to obtain such regulatory approval. For example, there can be no assurance that we or our collaborative partners will not have to provide additional information or analysis, or conduct additional clinical trials, before receiving approval to market product candidates.

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 79 pending patent applications and about 303 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key employees and relationships.*

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations with BMS, AZ, BerGenBio, Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma A.G., Daiichi, Merck & Co., Inc., Merck Serono and Pfizer. Under many agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.30*	2015 Cash Incentive Plan. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on January 30, 2015 and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2015

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.30*	2015 Cash Incentive Plan. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on January 30, 2015 and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.