Form 10-Q
period 2015-06-30
RIGEL PHARMACEUTICALS INC
filed 2015-08-04
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of July 30, 2015, there were 88,504,183 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2015	2014(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,290	$15,203
Short-term investments	126,652	127,956
Accounts receivable	350	5,750
Prepaid and other current assets	1,230	1,628
Total current assets	145,522	150,537
Property and equipment, net	1,810	2,509
Other assets	1,021	1,089
	$148,353	$154,135

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,096	$1,613
Accrued compensation	4,000	2,832
Accrued research and development	4,293	3,993
Other accrued liabilities	545	534
Deferred revenue, current portion	19,335	—
Deferred liability - sublease, current portion	2,902	2,803
Deferred rent, current portion	2,003	2,250
Total current liabilities	34,174	14,025

Long-term portion of deferred revenue	3,760	—
Long-term portion of deferred liability - sublease	4,989	6,466
Long-term portion of deferred rent	4,240	5,347
Other long-term liabilities	39	51

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	88	88
Additional paid-in capital	1,073,339	1,068,347
Accumulated other comprehensive income (loss)	11	(7)
Accumulated deficit	(972,287)	(940,182)
Total stockholders’ equity	101,151	128,246
	$148,353	$154,135

(1)  The balance sheet at December 31, 2014 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2014.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contract revenues from collaborations	$5,184	$—	$7,362	$—
Costs and expenses:
Research and development	15,059	20,063	30,761	36,932
General and administrative	4,099	5,393	8,816	10,909
Total costs and expenses	19,158	25,456	39,577	47,841

Loss from operations	(13,974)	(25,456)	(32,215)	(47,841)
Interest income	62	65	110	147

Net loss	$(13,912)	$(25,391)	$(32,105)	$(47,694)

Net loss per share, basic and diluted	$(0.16)	$(0.29)	$(0.36)	$(0.54)

Weighted average shares used in computing net loss per share, basic and diluted	88,137	87,532	88,090	87,529

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(13,912)	$(25,391)	$(32,105)	$(47,694)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	(6)	4	18	(5)

Comprehensive loss	$(13,918)	$(25,387)	$(32,087)	$(47,699)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(32,105)	$(47,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	814	1,278
Stock-based compensation expense	3,963	4,496
Changes in assets and liabilities:
Accounts receivable	5,400	5,750
Prepaid and other current assets	398	840
Other assets	68	67
Accounts payable	(517)	(2,007)
Accrued compensation	1,168	323
Accrued research and development	300	1,182
Other accrued liabilities	1	(15)
Deferred revenue	23,095	—
Deferred rent and other long term liabilities	(2,744)	(592)
Net cash used in operating activities	(159)	(36,372)
Investing activities
Purchases of short-term investments	(82,798)	(125,057)
Maturities of short-term investments	84,120	164,025
Capital expenditures	(105)	(253)
Net cash provided by investing activities	1,217	38,715
Financing activities
Net proceeds from issuances of common stock	1,029	685
Net cash provided by financing activities	1,029	685
Net increase in cash and cash equivalents	2,087	3,028
Cash and cash equivalents at beginning of period	15,203	20,854
Cash and cash equivalents at end of period	$17,290	$23,882

See Accompanying Notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.              Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory diseases, autoimmune diseases, and cancers.

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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of the ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption, and we have not yet determined which approach we will apply. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016.

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Outstanding stock options	20,138	17,417	20,138	17,417
Warrant to purchase common stock	200	200	200	200
Purchase Plan	223	199	144	131

	20,561	17,816	20,482	17,748

6.              Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$1,056	$1,189	$2,216	$2,503
General and administrative	853	943	1,747	1,993
Total stock-based compensation expense	$1,909	$2,132	$3,963	$4,496

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.9%	2.2%	1.8%	2.1%
Expected term (in years)	7.0	6.7	6.5	6.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	66.9%	76.9%	65.1%	75.3%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 3,793,420 shares of common stock during the six months ended June 30, 2015, with a grant-date weighted-average fair value of $1.40 per share. Of the 3,793,420 common stock options granted, 1,175,000 shares were related to performance-based stock option awards which will vest upon the achievement of a corporate performance-based milestone. We granted options to purchase 3,397,275 shares of common stock during the six months ended June 30, 2014, with a grant-date weighted-average fair value of $2.35 per share. Of the 3,397,275 common stock options granted, 950,000 shares were related to performance-based stock option awards, of which only 700,000 shares remain outstanding, which will vest upon the achievement of certain corporate performance-based milestones. As of June 30, 2015, there was approximately $7.3 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested options granted under our equity incentive plans. At June 30, 2015, there were 4,272,986 shares of common stock available for future grant under our equity incentive plans and 155,299 options to purchase shares were exercised during the six months ended June 30, 2015.

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

As of June 30, 2015, there were approximately 3,290,397 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the six months ended June 30, 2015 and 2014. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Six Months Ended
	June 30,
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

8.              Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. We currently do not have significant active collaborations. We have several active collaborations that we do not consider to be significant. These collaborations include our collaboration agreement with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, AstraZeneca AB (AZ) for the development and commercialization of R256, an inhaled janus kinase (JAK) inhibitor, BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program, and Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases. Under these collaborations, which we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $453.5 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $140.4 million relates to the achievement of development events, up to $275.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize the licensed products.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of the product.  Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables.  Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period.

During the three and six months ended June 30, 2015, we recognized revenue of $4.8 million and $6.9 million, respectively, relating to the upfront payment and $350,000 and $456,000, respectively, relating to the research activities we performed. As of June 30, 2015, deferred revenue related to the $30.0 million upfront payment was $23.1 million.

9.     Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Checking account	$193	$175
Money market funds	15,593	10,027
U. S. treasury bills	—	2,010
Government-sponsored enterprise securities	46,378	45,786
Corporate bonds and commercial paper	81,778	85,161
	$143,942	$143,159
Reported as:
Cash and cash equivalents	$17,290	$15,203
Short-term investments	126,652	127,956
	$143,942	$143,159

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$46,377	$5	$(4)	$46,378
Corporate bonds and commercial paper	81,768	24	(14)	81,778
Total	$128,145	$29	$(18)	$128,156

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$2,010	$—	$—	$2,010
Government-sponsored enterprise securities	45,793	4	(11)	45,786
Corporate bonds and commercial paper	85,161	21	(21)	85,161
Total	$132,964	$25	$(32)	$132,957

As of June 30, 2015, our cash equivalents and short-term investments have contractual maturities within one year.

As of June 30, 2015, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 123 days. We view our short-term investments portfolio as available for use in current operations. Accordingly, we have classified certain investments as short-term investments. We have the ability to hold all investments as of June 30, 2015 through their respective maturity dates. At June 30, 2015, we had no investments that had been in a continuous unrealized loss position for more than twelve months. As of June 30, 2015, a total of 34 individual securities had been in an unrealized loss position for twelve months or less and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at June 30, 2015.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

		Unrealized
June 30, 2015	Fair Value	Losses
Government-sponsored enterprise securities	$18,337	$(4)
Corporate bonds and commercial paper	35,538	(14)
Total	$53,875	$(18)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$15,593	$—	$—	$15,593
Government-sponsored enterprise securities	—	46,378	—	46,378
Corporate bonds and commercial paper	—	81,778	—	81,778
Total	$15,593	$128,156	$—	$143,749

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$10,027	$—	$—	$10,027
U. S. treasury bills	—	2,010	—	2,010
Government-sponsored enterprise securities	—	45,786	—	45,786
Corporate bonds and commercial paper	—	85,161	—	85,161
Total	$10,027	$132,957	$—	$142,984

11.       Sublease Agreement

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $7.2 million in sublease income (excluding our subtenant’s share of facilities operating expenses) over the remaining term of the sublease. In connection with this sublease, we recognized a loss on sublease of $9.3 million during the fourth quarter of 2014. We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. For our sublease arrangement which we classified as an operating lease, our loss on the sublease is comprised of the present value of our future payments to our landlord less the present value of our future rental receipts expected from our subtenant over the term of the sublease. The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows. The changes in the liability related to the sublease agreement for the six months ended June 30, 2015 were as follows (in thousands):

Balance at January 1, 2015	$9,269
Accretion of deferred liability	304
Amortization of deferred liability	(1,682)
Balance at June 30, 2015	$7,891

12.       Severance Agreement with Former Chief Executive Officer

In December 2014, we entered into a severance agreement with our former Chief Executive Officer (CEO) pursuant to his resignation as CEO and member of the Board of Directors effective November 20, 2014, and his retirement effective December 31, 2014. The severance agreement provided for, among other benefits, cash severance payments of $1.1 million payable in installments over a duration of 18 months beginning on January 1, 2015, which is included as part of the Accrued Compensation account in the Balance Sheets. The change in the severance liability to our former CEO for the six months ended June 30, 2015 was as follows (in thousands):

Balance at January 1, 2015	$1,091
Payments during the period	(160)
Balance at June 30, 2015	$931

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of novel, small-molecule drugs for the treatment of inflammatory diseases, autoimmune diseases, and cancers. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. We currently have the following product candidates in development: fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, which is in Phase 3 clinical trials for immune thrombocytopenic purpura (ITP) and a Phase 2 clinical trial for IgA nephropathy (IgAN); R348, a topical ophthalmic JAK/SYK inhibitor, in a Phase 2 clinical trial for dry eye in ocular graft-versus-host disease (GvHD); two oncology product candidates in Phase 1 development with partners BerGenBio AG and Daiichi Sankyo; and two preclinical programs with partners AstraZeneca, for R256 in asthma, and Bristol-Myers Squibb, for TGF beta inhibitors in immuno-oncology.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and equipment financing arrangements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. In March 2015, we received a noncreditable and non-refundable upfront payment of $30.0 million pursuant to our collaboration agreement with BMS. As of June 30, 2015, we had approximately $143.9 million in cash, cash equivalents and short-term investments. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $11.0 million of sublease income and reimbursement from the subtenant’s share of facilities operating expenses over the remaining term of the sublease. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the second quarter of 2017. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through interest income earned on the investment of our excess cash balances and short term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding.

Product Development Programs

Our product development portfolio features multiple novel, small molecule drug candidates whose specialized mechanisms of action are intended to provide therapeutic benefit for a range inflammatory diseases, autoimmune diseases, and cancers.

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

In October 2013, we met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program, called fostamatinib in thrombocytopenia (FIT), in which a total of 150 ITP patients will be randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients will have been diagnosed with persistent or chronic ITP, and have blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects will receive fostamatinib orally at 100 mg bid (twice daily) and the other third will receive placebo on the same schedule. Subjects are expected to remain on treatment for 24 weeks. At week four of treatment, subjects who meet certain platelet count and tolerability thresholds will have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program is a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. Our Phase 3 clinical program for ITP is currently actively enrolling patients in the U.S., Europe and Australia. We expect to report top line results of the two Phase 3 clinical trials in the middle of 2016 and, if the results are positive, file the U.S. New Drug Application (NDA) for fostamatinib in ITP by the end of 2016.

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

Orally-available SYK inhibitor program.  We have a Phase 2 clinical trial in patients with IgAN, a chronic autoimmune disease of the kidneys. We expect the clinical trial, called SIGN (SYK Inhibition for Glomerulonephritis), to enroll 75 patients with the disease.

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

Topical Ophthalmic JAK/SYK inhibitor program.  R348, a topical ophthalmic JAK/SYK inhibitor, is being evaluated in a Phase 2 clinical trial of patients with ocular GvHD to determine if it reduces inflammation and limits the damage to the eye tissue caused by the disease. We expect results of this clinical trial in the second quarter of 2016.

Research/Preclinical Programs

We are conducting proprietary research in the broad disease areas of inflammation/immunology, cancers and muscle wasting/muscle endurance. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. We currently do not have significant active collaborations. We have several active collaborations that we do not consider to be significant. These collaborations include our collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these collaborations, which we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current collaborations could exceed $453.5 million if all potential product candidates achieved all of the payment triggering events under all of our current collaborations (based on a single product candidate under each agreement). Of this amount, up to $140.4 million relates to the achievement of development events, up to $275.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize the licensed products.

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

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of the product.  Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period.

During the three and six months ended June 30, 2015, we recognized revenue of $4.8 million and $6.9 million, respectively, relating to the upfront payment and $350,000 and $456,000, respectively, relating to the research activities we performed. As of June 30, 2015, deferred revenue related to the $30.0 million upfront payment was $23.1 million.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,		From January 1, 2007*
Categories:	2015	2014	2015	2014	to June 30, 2015
Research	$5,265	$4,964	$10,803	$9,757	$185,398
Development	5,946	9,713	12,157	16,209	269,451
Other	3,848	5,386	7,801	10,966	202,233

	$15,059	$20,063	$30,761	$36,932	$657,082

*              We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $2.8 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively, and allocated stock-based compensation expenses of approximately $1.1 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, allocated facilities costs were approximately $5.6 million and $8.5 million, respectively, and allocated stock-based compensation expenses were approximately $2.2 million and $2.5 million, respectively. Allocated facilities costs for the three and six months ended June 30, 2015 is net of sublease income of $703,000 and $1.4 million, respectively, and our subtenant’s share of facilities operating expense of $447,000 and $876,000, respectively.

For the three and six months ended June 30, 2015, a major portion of our total research and development expense was associated with our ITP and IgAN programs, salaries of our research and development personnel, and allocated facilities costs. For the three and six months ended June 30, 2014, a major portion of our total research and development expense was associated with the research and development expense for our ITP program, as well as our topical ophthalmic JAK/SYK inhibitor program for dry eye disease, allocated facilities costs and salaries of our research and development personnel.

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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of the ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption, and we have not yet determined which approach we will apply. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016.  We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

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

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We recognized the $30.0 million upfront payment from BMS as deferred revenue and amortize the amount on a ratable basis from the effective date of the agreement up to September 2016, the expected completion date of the estimated research term. We estimate that this is the period over which we are obligated to transfer our deliverables and perform research services and therefore the appropriate term with which to ratably recognize the upfront payment. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period. Any future changes in the expected completion date of the estimated research term or earlier cancellation of the research term will impact revenue recognition for the given period. During the three and six months ended June 30, 2015, we recognized revenue of $4.8 million and $6.9 million, respectively, relating to the upfront payment and $350,000 and $456,000, respectively, relating to the research activities we performed. As of June 30, 2015, deferred revenue related to the $30.0 million upfront payment was $23.1 million.

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

Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord through January 2018. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $11.0 million of sublease income and reimbursement from the subtenant’s share of facilities operating expenses over the remaining term of the sublease. In connection with this sublease, we recognized a loss on the sublease of $9.3 million during the fourth quarter of 2014. We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. For our sublease arrangement which we classified as an operating lease, our loss on the sublease is comprised of the present value of our future payments to our landlord less the present value of our future rental receipts expected from our subtenant over the term of the sublease. The present value factor, which also affects the level of accreted interest expense that we will recognize as additional charges over the term of the lease, is based on our estimate of our credit-risk adjusted borrowing rate at the time the initial sublease liability is calculated. Our estimate of our credit-risk adjusted borrowing rate was based on our comparison of the rates used by other companies of our size, our financial condition at the time we entered into such sublease agreement, as well as other factors that would affect our credit worthiness.

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Contract revenues from collaborations	$5,184	$—	$5,184	$7,362	$—	$7,362

Contract revenues from collaborations of $5.2 million in the three months ended June 30, 2015 and $7.4 million in the six months ended June 30, 2015 were comprised of the amortization of the $30.0 million upfront payment from BMS of $4.8 million and $6.9 million, respectively, pursuant to the collaboration agreement executed in February 2015 for the discovery, development and commercialization of cancer immunotherapies and full time equivalent (FTE) fees we earned of $350,000 and $456,000, respectively, related to our performance of research activities in connection with the collaboration agreement with BMS. There were no contract revenues from collaborations during the three and six months ended June 30, 2014. As of June 30, 2015, deferred revenue related to the $30.0 million upfront payment was $23.1 million. We had no deferred revenue as of June 30, 2014. Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Research and development expense	$15,059	$20,063	$(5,004)	$30,761	$36,932	$(6,171)
Stock-based compensation expense included in research and development expense	$1,056	$1,189	$(133)	$2,216	$2,503	$(287)

The decreases in research and development expense for the three and six months ended June 30, 2015, compared to the same periods in 2014, were primarily due the decrease in facilities costs resulting from the effects of the sublease agreement executed in December 2014 and certain non-recurring program start-up costs for our Phase 3 clinical program for fostamatinib in immune thrombocytopenic purpura (ITP) in the second quarter of 2014.  Additionally, research and development costs also decreased due to the completion in 2014 of a Phase 2 study of R348 in dry eye and the discontinuation of our indirect AMPK activator program, R118.  We expect that our research and development expense will increase through 2015 due to the continued progress of our Phase 3 clinical trials in ITP and Phase 2 clinical trials in IgAN and ocular GvHD.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
General and administrative expense	$4,099	$5,393	$(1,294)	$8,816	$10,909	$(2,093)
Stock-based compensation expense included in general and administrative expense	$853	$943	$(90)	$1,747	$1,993	$(246)

The decrease in general and administrative expense for the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to the decrease in facilities costs as a result of the sublease agreement executed in December 2014, and decrease in personnel costs due to the retirement of our former CEO in December 2014.

Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Interest income	$62	$65	$(3)	$110	$147	$(37)

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the three and six months ended June 30, 2015, as compared to the same periods in 2014 was primarily due to lower average balances of our cash and short-term investments.

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

As of June 30, 2015, we had approximately $143.9 million in cash, cash equivalents and short-term investments, as compared to approximately $143.2 million as of December 31, 2014, an increase of approximately $700,000. The increase was primarily attributable to the $30.0 million upfront payment received pursuant to our collaboration agreement with BMS, partially offset by payments associated with operating expenses for the six months ended June 30, 2015. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $11.0 million of sublease income and reimbursement from the subtenant’s share of facilities operating expenses over the remaining term of the sublease. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the second quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

For the six months ended June 30, 2015 and 2014, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(159)	$(36,372)
Investing activities	1,217	38,715
Financing activities	1,029	685

Net increase in cash and cash equivalents	$2,087	$3,028

Net cash used in operating activities was approximately $159,000 for the six months ended June 30, 2015, compared to approximately $36.4 million for the six months ended June 30, 2014. Net cash used in operating activities for the six months ended June 30, 2015 was primarily due to the cash payments related to our research and development programs, partially offset by the $30.0 million upfront payment we received from BMS. Net cash used in operating activities for the six months ended June 30, 2014 primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $1.2 million for the six months ended June 30, 2015, compared to approximately $38.7 million for the six months ended June 30, 2014.  Net cash provided by investing activities in each period related to net maturities of short-term investments securities and capital expenditures. Capital expenditures were approximately $105,000 for the six months ended June 30, 2015, compared to approximately $253,000 for the same period in 2014.

Net cash provided by financing activities was approximately $1.0 million for the six months ended June 30, 2015, compared to approximately $685,000 for the same period in 2014. In each period, net cash provided by financing activities was primarily due to the proceeds from the issuance of shares under our Purchase Plan.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

As of June 30, 2015, we had the following contractual commitments:

	Payment Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Facilities lease (1)	$40,523	$15,229	$25,294	$—	$—

(1)                                 In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of our research and office space. The facilities lease obligations above do not include the sublease income of $7.2 million expected to be recognized over the remaining term of the sublease.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, R348, our topical ophthalmic JAK/SYK inhibitor, did not meet the primary or secondary endpoints in a completed Phase 2 clinical trial in patients with dry eye disease. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, in August 2014, we announced that we have discontinued our indirect AMPK activator program, R118, due to its side-effect profile in Phase 1 clinical trials.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

Although we generated operating income of approximately $35.3 million for the year ended December 31, 2010, it was due to the one-time upfront payment from AZ received in April 2010, as well as payment for completing the transfer of the fostamatinib long-term open label extension clinical trial to AZ and for the initiation of Phase 3 clinical trials in the fostamatinib program by AZ. We incurred a loss from operations of approximately $32.2 million for the six months ended June 30, 2015. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of June 30, 2015, we had an accumulated deficit of approximately $972.3 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 78 pending patent applications and about 315 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our ability to generate revenues will be diminished if we or our collaborative partners fail to obtain acceptable prices or an adequate level of reimbursement for products from third-party payers or government agencies.*

The drugs we hope to develop may be rejected by the marketplace due to many factors, including cost. Our ability to commercially exploit a drug may be limited due to the continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will likely continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any of our collaborators would receive for any products in the future. Further, cost control initiatives could adversely affect our and our collaborators’ ability to commercialize our products and our ability to realize royalties from this commercialization.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.19*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: August 4, 2015

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 4, 2015

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.19*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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