Form 10-Q
period 2015-09-30
RIGEL PHARMACEUTICALS INC
filed 2015-11-03
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of October 29, 2015, there were 88,525,899 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2015	2014(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,577	$15,203
Short-term investments	95,773	127,956
Accounts receivable	163	5,750
Prepaid and other current assets	1,667	1,628
Total current assets	136,180	150,537
Property and equipment, net	1,817	2,509
Other assets	1,173	1,089
	$139,170	$154,135
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$689	$1,613
Accrued compensation	4,361	2,832
Accrued research and development	5,199	3,993
Other accrued liabilities	1,241	534
Deferred revenue	18,261	—
Deferred liability – sublease, current portion	2,953	2,803
Deferred rent, current portion	2,134	2,250
Total current liabilities	34,838	14,025

Long-term portion of deferred liability – sublease	4,231	6,466
Long-term portion of deferred rent	3,662	5,347
Other long-term liabilities	33	51

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	89	88
Additional paid-in capital	1,075,251	1,068,347
Accumulated other comprehensive income (loss)	25	(7)
Accumulated deficit	(978,959)	(940,182)
Total stockholders’ equity	96,406	128,246
	$139,170	$154,135

(1)	The balance sheet at December 31, 2014 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2014.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contract revenues from collaborations	$12,996	$—	$20,358	$—
Costs and expenses:
Research and development	15,501	16,151	46,262	53,083
General and administrative	4,276	4,889	13,092	15,798
Total costs and expenses	19,777	21,040	59,354	68,881

Loss from operations	(6,781)	(21,040)	(38,996)	(68,881)
Interest income	54	54	162	199
Gain on disposal of assets	55	44	57	46
Net loss	$(6,672)	$(20,942)	$(38,777)	$(68,636)

Net loss per share, basic and diluted	$(0.08)	$(0.24)	$(0.44)	$(0.78)

Weighted average shares used in computing net loss per share, basic and diluted	88,506	87,793	88,231	87,618

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(6,672)	$(20,942)	$(38,777)	$(68,636)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	14	(26)	32	(31)

Comprehensive loss	$(6,658)	$(20,968)	$(38,745)	$(68,667)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(38,777)	$(68,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,101	1,852
Stock-based compensation expense	5,778	6,576
Gain on disposal of assets	(57)	(46)
Changes in assets and liabilities:
Accounts receivable	5,587	5,750
Prepaid and other current assets	(39)	1,079
Other assets	52	114
Accounts payable	(924)	(2,885)
Accrued compensation	1,529	787
Accrued research and development	1,206	1,438
Other accrued liabilities	571	134
Deferred revenue	18,261	—
Deferred rent and other long term liabilities	(3,904)	(912)
Net cash used in operating activities	(9,616)	(54,749)
Investing activities
Purchases of short-term investments	(109,882)	(171,659)
Maturities of short-term investments	142,097	217,891
Proceeds from disposal of assets	60	—
Capital expenditures	(412)	(213)
Net cash provided by investing activities	31,863	46,019
Financing activities
Net proceeds from issuances of common stock	1,127	690
Net cash provided by financing activities	1,127	690
Net increase (decrease) in cash and cash equivalents	23,374	(8,040)
Cash and cash equivalents at beginning of period	15,203	20,854
Cash and cash equivalents at end of period	$38,577	$12,814

See Accompanying Notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, small-molecule drugs for the treatment of inflammatory diseases, autoimmune diseases, and cancers.

2.Basis of Presentation

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

3.Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) issued Accounting Standards Update (ASU) No. 2014-15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern. ASU No. 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 is effective for the annual period ending after December 15, 2016 and early adoption is permitted. We will continue to evaluate the guidance under ASU No. 2014-15 and present the required disclosures within our financial statements at the time of adoption. We believe that the adoption of ASU No. 2014-15 will have no material effect on our financial statements.

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

4. Stock Award Plans

We have three stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan) and 2000 Non-Employee Directors’ Stock Option Plan (Directors’ Plan), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), pursuant to which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock-based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest. We review our forfeiture rates each quarter and make any necessary changes to our estimates. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. We granted certain performance-based stock options to purchase shares of our common stock which will vest upon the achievement of certain corporate performance-based milestones.  We determined the fair values of these performance-based stock options using Black-Scholes option pricing model at the date of grant. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognized stock-based compensation expense on the related estimated fair value of such options on a  straight-line basis from the date of grant up to the date when we expect the performance condition will be probably achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, we will recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement.  In those cases, we will recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up as if we had estimated at the grant date that the performance condition will be achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be probably achieved, if any.

5.Net Loss Per Share

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Outstanding stock options	19,711	17,336	19,711	17,336
Warrant to purchase common stock	200	200	200	200
Purchase Plan	78	103	78	103

	19,989	17,639	19,989	17,639

6.Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$966	$1,151	$3,182	$3,654
General and administrative	849	929	2,596	2,922
Total stock-based compensation expense	$1,815	$2,080	$5,778	$6,576

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.9%	2.2%	1.8%	2.2%
Expected term (in years)	6.0	6.0	6.5	6.6
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	59.6%	67.1%	65.0%	74.9%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant. We granted options to purchase 3,811,920 shares of common stock during the nine months ended September 30, 2015, with a grant-date weighted-average fair value of $1.40 per share. Of the 3,811,920 common stock options granted, 1,175,000 shares were related to performance-based stock option awards which will vest upon the achievement of a corporate performance-based milestone.

We granted options to purchase 3,424,510 shares of common stock during the nine months ended September 30, 2014, with a grant-date weighted-average fair value of $2.34 per share. Of the 3,424,510 common stock options granted, 950,000 shares were related to performance-based stock option awards, of which only 700,000 shares remain outstanding as of September 30, 2015.  These remaining shares will vest upon the achievement of certain corporate performance-based milestones. As of September 30, 2015, there was approximately $5.7 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to all unvested options granted under our equity incentive plans.

At September 30, 2015, there were 4,660,635 shares of common stock available for future grant under our equity incentive plans and 195,364 options to purchase shares were exercised during the nine months ended September 30, 2015.

Employee Stock Purchase Plan

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted- average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2015 because the fair market value of our stock on December 31, 2014 was lower than the fair market value of our stock on July 1, 2014, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and will recognize the related stock-based compensation expense according to FASB ASC Subtopic No. 718-50, Employee Share Purchase Plans. The total incremental fair value for this Purchase Plan “reset” was approximately $792,000,  and is being recognized from January 2, 2015 to December 31, 2016.

As of September 30, 2015, there were approximately 3,290,397 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the nine months ended September 30, 2015 and 2014. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Nine Months Ended
	September 30,
	2015	2014
Risk-free interest rate	0.6%	0.3%
Expected term (in years)	1.5	1.7
Dividend yield	0.0%	0.0%
Expected volatility	61.2%	66.0%

7.Research and Development Accruals

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

8.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are an active participant in our collaboration agreement with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. We do not have ongoing participation obligations under our agreements with Aclaris Therapeutics International Limited (Aclaris) for the development and commercialization of certain janus kinase (JAK) inhibitors for the  treatment of alopecia areata and other dermatological conditions, AstraZeneca AB (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program, and Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $533.6 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $150.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products.  Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period. During the three and nine months ended September 30, 2015, we recognized revenue of $4.8 million and $11.7 million, respectively, relating to the upfront payment and $163,000 and $619,000, respectively, relating to the research activities we performed. As of September 30, 2015, deferred revenue related to the $30.0 million upfront payment was $18.3 million.

In August 2015, we entered into a license agreement with Aclaris, pursuant to which Aclaris will have exclusive rights and will assume responsibility for the continued development of certain JAK inhibitor compounds for the treatment of alopecia areata and other dermatological conditions. Under the license agreement, we received a noncreditable and non-refundable upfront payment of $8.0 million in September 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $80.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products under the agreement. We concluded that the granting of the license, which has been fully delivered to Aclaris as of September 30, 2015, represents the sole deliverable under this agreement.  Accordingly, we have recognized the $8.0 million payment as revenue during the three and nine months ended September 30, 2015.

9.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Checking account	$2,023	$175
Money market funds	24,105	10,027
U. S. treasury bills	—	2,010
Government-sponsored enterprise securities	50,260	45,786
Corporate bonds and commercial paper	57,962	85,161
	$134,350	$143,159
Reported as:
Cash and cash equivalents	$38,577	$15,203
Short-term investments	95,773	127,956
	$134,350	$143,159

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2015	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$50,249	$12	$(1)	$50,260
Corporate bonds and commercial paper	57,948	17	(3)	57,962
Total	$108,197	$29	$(4)	$108,222

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$2,010	$—	$—	$2,010
Government-sponsored enterprise securities	45,793	4	(11)	45,786
Corporate bonds and commercial paper	85,161	21	(21)	85,161
Total	$132,964	$25	$(32)	$132,957

As of September 30, 2015, our cash equivalents and short-term investments have contractual maturities within one year.

As of September 30, 2015, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 101 days. We view our short-term investments portfolio as available for use in current operations. Accordingly, we have classified our investments as short-term investments. We have the ability to hold all investments as of September 30, 2015 through their respective maturity dates. At September 30, 2015, we had no investments that had been in a continuous unrealized loss position for more than twelve months.  As of September 30, 2015, a total of 14 individual securities had been in an unrealized loss position for twelve months or less and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at September 30, 2015.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

September 30, 2015	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$2,009	$(1)
Corporate bonds and commercial paper	19,901	(3)
Total	$21,910	$(4)

10.Fair Value

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

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide reasonably accurate pricing information on an ongoing basis.

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$24,105	$—	$—	$24,105
Government-sponsored enterprise securities	—	50,260	—	50,260
Corporate bonds and commercial paper	—	57,962	—	57,962
Total	$24,105	$108,222	$—	$132,327

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$10,027	$—	$—	$10,027
U. S. treasury bills	—	2,010	—	2,010
Government-sponsored enterprise securities	—	45,786	—	45,786
Corporate bonds and commercial paper	—	85,161	—	85,161
Total	$10,027	$132,957	$—	$142,984

11.Sublease Agreement

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $6.5 million in sublease income (excluding our subtenant’s share of facilities operating expenses) over the remaining term of the sublease. In connection with this sublease, we recognized a loss on sublease of $9.3 million during the fourth quarter of 2014. We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. For our sublease arrangement which we classified as an operating lease, our loss on the sublease is comprised of the present value of our future payments to our landlord less the present value of our future rental receipts expected from our subtenant over the term of the sublease. The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows. The changes in the liability related to the sublease agreement for the nine months ended September 30, 2015 were as follows (in thousands):

Balance at January 1, 2015	$9,269
Accretion of deferred liability	437
Amortization of deferred liability	(2,522)
Balance at September 30, 2015	$7,184

12.Severance Agreement with Former Chief Executive Officer

In December 2014, we entered into a severance agreement with our former Chief Executive Officer (CEO) pursuant to his resignation as CEO and member of the Board of Directors effective November 20, 2014, and his retirement effective December 31, 2014. The severance agreement provided for, among other benefits, cash severance payments of $1.1 million payable in installments over a duration of 18 months beginning on January 1, 2015, which is included as part of the Accrued Compensation account in the Balance Sheets. The change in the severance liability to our former CEO for the nine months ended September 30, 2015 was as follows (in thousands):

Balance at January 1, 2015	$1,091
Payments during the period	(545)
Balance at September 30, 2015	$546

13.Controlled Equity Offering

In August 2015, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. All sales of our common stock will be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (SEC) on July 13, 2015.  Cantor is acting as our sole sales agent for any sales made under the Sales Agreement for a low single-digit commission on gross proceeds.  The common stock is being sold at prevailing market prices at the time of the sale, and, as a result, prices may vary.  Unless otherwise terminated earlier, the Controlled Equity OfferingSM Sales Agreement continues until all shares available under the agreement have been sold.  As of September 30, 2015, we have not made any sales under the Sales Agreement.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of novel, small-molecule drugs for the treatment of inflammatory diseases, autoimmune diseases, and cancers. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. We currently have the following product candidates in development: fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, which is in Phase 3 clinical trials for immune thrombocytopenic purpura  (ITP) and a Phase 2 clinical trial for IgA Nephropathy (IgAN); R348, a topical ophthalmic JAK/SYK inhibitor, in a Phase 2 clinical trial for dry eye in ocular graft-versus-host disease (GvHD); two oncology product candidates in Phase 1 development with partners BerGenBio and Daiichi; and three preclinical programs with partners AZ for R256 in asthma, BMS for TGF beta inhibitors in immuno-oncology, and Aclaris  for certain JAK inhibitors in dermatology.

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

In October 2013, we met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program, called fostamatinib in thrombocytopenia (FIT), in which a total of 150 ITP patients will be randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients will have been diagnosed with persistent or chronic ITP, and have blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects will receive fostamatinib orally at 100 mg bid (twice daily) and the other third will receive placebo on the same schedule. Subjects are expected to remain on treatment for 24 weeks. At week four of treatment, subjects who meet certain platelet count and tolerability thresholds will have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program is a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation to fostamatinib, our oral SYK inhibitor, for the treatment of ITP. Our Phase 3 clinical program for ITP is currently actively enrolling patients in the U.S., Europe and Australia. We expect to separately report top line results of the two Phase 3 trials, with the first trial reporting in mid-2016 and the other trial reporting shortly thereafter.

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

Orally-available SYK inhibitor program.  We have a Phase 2 clinical trial in patients with IgAN. We expect the clinical trial, called SIGN (SYK Inhibition for Glomerulonephritis), to enroll about 25 patients with the disease and report results by the end of 2016.

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

Topical Ophthalmic JAK/SYK inhibitor program.  R348, a topical ophthalmic JAK/SYK inhibitor, is being evaluated in a Phase 2 clinical trial of patients with ocular GvHD to determine if it reduces inflammation and limits the damage to the eye tissue caused by the disease. We expect results of this clinical trial in 2016.

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

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are an active participant in our collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. We do not have ongoing participation obligations under our agreements with Aclaris for the development and commercialization of certain JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $533.6 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $150.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.

Since we do not control the research, development or commercialization of the product candidates generated under these agreements, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these agreements and it is possible that we may never receive any additional significant contingent payments or royalties under these agreements.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products.  Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period. During the three and nine months ended September 30, 2015, we recognized revenue of $4.8 million and $11.7 million, respectively, relating to the upfront payment and $163,000 and $619,000, respectively, relating to the research activities we performed. As of September 30, 2015, deferred revenue related to the $30.0 million upfront payment was $18.3 million.

In August 2015, we entered into license agreement with Aclaris, pursuant to which Aclaris will have exclusive rights and will assume responsibility for the continued development of certain JAK inhibitor compounds for the treatment of alopecia areata and other dermatological conditions. Under the license agreement, we received a noncreditable and non-refundable upfront payment of $8.0 million in September 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $80.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products under the agreement.  We concluded that the granting of the license, which has been fully delivered to Aclaris as of September 30, 2015, represents the sole deliverable under this agreement.  Accordingly, we have recognized the $8.0 million upfront payment as revenue during the three and nine months ended September 30, 2015.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		From January 1, 2007*
	2015	2014	2015	2014	to September 30, 2015

Categories:
Research	$5,050	$4,579	$15,853	$14,336	$190,448
Development	6,865	6,150	19,022	22,359	276,316
Other	3,586	5,422	11,387	16,388	205,819
	$15,501	$16,151	$46,262	$53,083	$672,583

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $2.6 million and $4.3 million for the three months ended September 30, 2015 and 2014, respectively, and allocated stock-based compensation expenses of approximately $966,000 and $1.2 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, allocated facilities costs were approximately $8.2 million and $12.7 million, respectively, and allocated stock-based compensation expenses were approximately $3.2 million and $3.7 million, respectively. Allocated facilities costs for the three and nine months ended September 30, 2015 is net of sublease income of $703,000 and $2.1 million, respectively, and our subtenant’s share of facilities operating expense of $418,000 and $1.3 million, respectively.

For the three and nine months ended September 30, 2015, a major portion of our total research and development expense was associated with our ITP and IgAN programs, salaries of our research and development personnel, and allocated facilities costs. For the three and nine months ended September 30, 2014, a major portion of our total research and development expense was associated with the research and development expense for our SYK inhibitor program in ITP, as well as allocated facilities costs and salaries of our research and development personnel.

We do not have reliable estimates regarding the timing of our clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical trials in humans. Significant delays in clinical testing could materially impact our product development costs and timing of completion of the clinical trials. We do not know whether planned clinical trials will begin on time, will need to be halted or revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, delays from scale up, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a clinical trial at a prospective clinical site or delays in recruiting subjects to participate in a clinical trial.

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

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to our sublease agreement (including the determination of discount rate used), stock based compensation, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, except for the following:

Revenue Recognition

We present revenue from our collaboration arrangements under the FASB ASC 808, Collaboration Arrangements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) granting of license rights to our program, (ii) participation in a joint research committee, (iii) performance of research activities, and (iv) clinical supply and materials. The payments we receive under these arrangements typically include one or more of the following: non-refundable, up-front fees; funding of research and/or development efforts; contingent fees due upon the achievement of specified triggering events; and/or royalties on future product sales. We recognize revenue for the performance of services or the delivery of products when each of the following four criteria is met: (i)

persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Our revenue arrangements with multiple elements are evaluated under FASB ASC 605 25, Multiple Element Arrangements (as amended by ASU No. 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. The consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. We make significant judgments and estimates in the allocation of the consideration among the deliverables under the agreement, as well as the determination of the periods the units will be delivered to our collaborators. If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets and recognized as revenue when the revenue recognition criteria are met.

We typically receive non-refundable, up-front payments when licensing our intellectual property, which often occurs in conjunction with a research and development agreement. If we believe that the license to our intellectual property has stand-alone value, we generally recognize revenue attributed to the license upon delivery provided that there are no future performance requirements for use of the license. When we believe that the license to our intellectual property does not have stand-alone value, we would recognize revenue attributed to the license ratably from the effective date of the agreement or the delivery of the license up to the estimated completion date of the undelivered performance obligation. Revenues related to the research services with our corporate collaborators are recognized as research services are performed over the related research period. Under these agreements, we are required to perform research activities as specified in the agreement. The payments received are not refundable and are based on a contractual cost per full-time equivalent employee working on the project.  Our research and development expenses under the collaborative research agreements approximate the revenue recognized under such agreements over the research period.

Revenues associated with substantive, at‑risk milestones pursuant to collaborative agreements are recognized upon achievement of the milestones. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non‑refundable contingent future amounts receivable in connection with future events specified in collaboration agreements that are not considered milestones such as payments contingent solely upon the passage of time or the result of our collaborator's performance will be recognized as revenue when the recognition criteria discussed above are met.

Results of Operations

Three and Nine Months Ended September 30, 2015 and 2014

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2015	2014	Change	2015	2014	Change
		(in thousands)			(in thousands)
Contract revenues from collaborations	$12,996	$—	$12,996	$20,358	$—	$20,358

Revenues by collaborators were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2015	2014	Change	2015	2014	Change
		(in thousands)			(in thousands)
Aclaris	$8,000	$—	$8,000	$8,000	$—	$8,000
BMS	4,996	—	4,996	12,358	—	12,358
Total	$12,996	$—	$12,996	$20,358	$—	$20,358

Contract revenues from collaborations of $13.0 million in the three months ended September 30, 2015 were comprised of the $8.0 million upfront payment received from Aclaris in September 2015, the amortization of the $30.0 million upfront payment from BMS of $4.8 million and the full time equivalent (FTE) fees we earned of $163,000 related to our performance of research activities in connection with the collaboration agreement with BMS. Contract revenues from collaborations of $20.4 million in the nine months ended September 30, 2015 were comprised of the $8.0 million upfront payment received from Aclaris in September 2015, the amortization of the $30.0 million upfront payment from BMS of $11.7 million and the FTE fees we earned from BMS of $619,000. There were no contract revenues from collaborations during the three and nine months ended September 30, 2014. As of September 30, 2015, deferred revenue related to the $30.0 million upfront payment from BMS was $18.3 million. Based on current estimate, we expect this amount to be fully recognized as revenue in the third quarter of 2016. We had no deferred revenue as of September 30, 2014. Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2015	2014	Change	2015	2014	Change
		(in thousands)			(in thousands)
Research and development expense	$15,501	$16,151	$(650)	$46,262	$53,083	$(6,821)
Stock-based compensation expense included in research and development expense	$966	$1,151	$(185)	$3,182	$3,654	$(472)

The decrease in research and development expense for the three months ended September 30, 2015, compared to the same period in 2014, was primarily due to the decrease in facilities costs resulting from the sublease agreement executed in December 2014, partially offset by the increase in research and development costs related to our Phase 3 clinical program for fostamatinib in ITP. The decrease in research and development expense for the nine months ended September 30, 2015, compared to the same period in 2014, was primarily due the decrease in facilities costs resulting from the effects of the sublease agreement executed in December 2014, as well as the completion in 2014 of a Phase 2 study of R348 in dry eye and the discontinuation of our indirect AMPK activator program, R118, partially offset by the increase in research and development costs related to our Phase 3 clinical program in ITP.  We expect that our research and development expense will increase through the remainder of 2015, compared to each of the prior three quarters due to the continued progress of our Phase 3 clinical trials in ITP and Phase 2 clinical trials in IgAN and ocular GvHD.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2015	2014	Change	2015	2014	Change
		(in thousands)			(in thousands)
General and administrative expense	$4,276	$4,889	$(613)	$13,092	$15,798	$(2,706)
Stock-based compensation expense included in general and administrative expense	$849	$929	$(80)	$2,596	$2,922	$(326)

The decrease in general and administrative expense for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due to the decrease in facilities costs as a result of the sublease agreement executed in December 2014, and decrease in personnel costs due to the retirement of our former CEO in December 2014.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2015	2014	Change	2015	2014	Change
		(in thousands)			(in thousands)
Interest income	$54	$54	$—	$162	$199	$(37)

Interest income results from our interest-bearing cash and investment balances. Interest income for the three and nine months ended September 30, 2015, as compared to the same periods in 2014 were relatively flat.

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

As of September 30, 2015, we had approximately $134.4 million in cash, cash equivalents and short-term investments, as compared to approximately $143.2 million as of December 31, 2014, a decrease of approximately $8.8 million. The decrease was primarily attributable to the payments associated with funding our operating expenses for the nine months ended September 30, 2015, partially offset by the $30.0 million and $8.0 million upfront payments received pursuant to our agreements with BMS and Aclaris, respectively. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space pursuant to which we expect to receive over $10.0 million of sublease income and reimbursement from the subtenant’s share of facilities operating expenses over the remaining term of the sublease. In August 2015, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. As of September 30, 2015, we have not made any sales under the Sales Agreement. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the second quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

For the nine months ended September 30, 2015 and 2014, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,616)	$(54,749)
Investing activities	31,863	46,019
Financing activities	1,127	690
Net increase (decrease) in cash and cash equivalents	$23,374	$(8,040)

Net cash used in operating activities was approximately $9.6 million for the nine months ended September 30, 2015, compared to approximately $54.7 million for the nine months ended September 30, 2014. Net cash used in operating activities for the nine months ended September 30, 2015 was primarily due to the cash payments related to our research and development programs, partially offset by the $8.0 million and $30.0 million upfront payments we received from Aclaris and BMS, respectively. Net cash used in operating activities for the nine months ended September 30, 2014 primarily consisted of cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $31.9 million for the nine months ended September 30, 2015, compared to approximately $46.0 million for the nine months ended September 30, 2014.  Net cash provided by investing activities in each period related to net maturities of short-term investments securities and capital expenditures. Capital expenditures were approximately $412,000 for the nine months ended September 30, 2015, compared to approximately $213,000 for the same period in 2014.

Net cash provided by financing activities was approximately $1.1 million for the nine months ended September 30, 2015, compared to approximately $690,000 for the same period in 2014. In each period, net cash provided by financing activities was primarily due to the proceeds from the issuance of shares under our Equity Incentive Plans.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

As of September 30, 2015, we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease(1)	$36,779	$15,380	$21,399	$—	$—

(1)

In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of our research and office space. The facilities lease obligations above do not include the sublease income of $6.5 million expected to be recognized over the remaining term of the sublease.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

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

We do not know whether we will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, R348, our topical ophthalmic JAK/SYK inhibitor, did not meet the primary or secondary endpoints in a completed Phase 2 clinical trial in patients with dry eye disease. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, in August 2014, we announced that we have discontinued our indirect AMPK activator program, R118, due to its side-effect profile in Phase 1 clinical trials.

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

We have obtained orphan drug designation from the FDA for fostamatinib for the treatment of ITP, but we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.*

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full Biologics License Application, or BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Even though we have received orphan drug designation for fostamatinib for the treatment of ITP, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $39.0 million for the nine months ended September 30, 2015. Other than for 2010, we have historically operated at a loss each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur net operating losses and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of September 30, 2015, we had an accumulated deficit of approximately $979.0 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 77 pending patent applications and about 321 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations with Aclaris,  BMS, AZ, BerGenBio, Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma A.G., Daiichi, Merck & Co., Inc., Merck Serono and Pfizer. Under many agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

Item 6.Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1	Controlled Equity OfferingSM Sales Agreement, dated August 18, 2015, by and between Rigel Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on August 18, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2015

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 3, 2015

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1	Controlled Equity OfferingSM Sales Agreement, dated August 18, 2015, by and between Rigel Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on August 18, 2015, and incorporated herein by reference.