Form 10-K
period 2015-12-31
RIGEL PHARMACEUTICALS INC
filed 2016-03-08
CIK 1034842

kr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0‑29889

RIGEL PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94‑3248524 (IRS Employer Identification No.)
1180 Veterans Blvd. South San Francisco, California (Address of principal executive offices)	94080 (Zip Code)

(650) 624‑1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.001 per share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐   No ☒

The approximate aggregate market value of the Common Stock held by non‑ affiliates of the registrant, based upon the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was  $283,029,401. Shares of the registrant’s outstanding Common Stock held by each executive officer, director and affiliates of the registrant’s outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 29, 2016, there were 90,556,255 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K incorporate information by reference from the definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains statements indicating expectations about future performance and other forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend” or the negative of these terms or similar expressions to identify these forward‑ looking statements. These statements appear throughout this Annual Report on Form 10‑K and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of commencement and results thereof; our corporate collaborations, and revenues that may be received from collaborations and the timing of those potential payments; our drug discovery technologies; our research and development expenses; protection of our intellectual property; and sufficiency of our cash resources and need for additional capital. You should not place undue reliance on these forward‑looking statements. Our actual results could differ materially from those anticipated in these forward‑looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K. A forward‑ looking statement speaks only as of the date on which it is made, and, except as required by law, we undertake no obligation to update any forward‑looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements.

PART I

Item 1.  Business

Overview

Rigel Pharmaceuticals, Inc. was incorporated in Delaware in June 1996, and is based in South San Francisco, California. We are a clinical‑stage biotechnology company dedicated to the discovery and development of novel, targeted drugs in the therapeutic areas of immunology, oncology and immuno-oncology. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our current clinical programs include fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, which is in Phase 3 clinical trials for immune thrombocytopenic purpura (ITP); a Phase 2 clinical trial for autoimmune hemolytic anemia (AIHA); and a Phase 2 clinical trial for IgA nephropathy (IgAN). In addition, we have two oncology product candidates in Phase 1 development with partners BerGenBio AS (BergenBio) and Daiichi Sankyo (Daiichi).

Since the beginning of 2015, we have experienced the following significant business events:

•

In February 2016, we announced that we initiated a Phase 2 clinical trial to evaluate fostamatinib as a potential treatment for AIHA.  The trial is a two-stage study and we expect to report the results of the Stage 1 segment by the end of 2016.

•	In January 2016, we experienced the following fostamatinib events:
i.)

we completed patient enrollment of the first of two Phase 3 studies with fostamatinib for the treatment of ITP and expect to report results from the first study in the middle of 2016. We expect to report results on the second study shortly thereafter;

ii.)

we announced that the Phase 2 study of fostamatinib in IgAN continues to enroll patients for the first cohort in various centers throughout Asia, the U.S. and Europe, and that the study is on track to report top line results in the second half of 2016; and

•

In September 2015, we announced that we entered into an exclusive, worldwide license agreement with Aclaris Therapeutics International Limited (Aclaris) for the development and commercialization of certain JAK inhibitors for the treatment of alopecia areata and other dermatological conditions.

•	In September 2015, we announced that the U.S. Food and Drug Administration (FDA) has granted Orphan Drug designation to fostamatinib for the treatment of ITP.
•	In June 2015, we announced that Keith A. Katkin, president and chief executive officer of Avanir Pharmaceuticals, has been appointed to our board of directors.
•

In February 2015, we announced that we entered into a collaboration agreement with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors, in which BMS paid us an upfront payment of $30.0 million.

•

In January 2015, we announced that in December 2014 we earned a non‑refundable payment of $5.8 million from AZ resulting from AZ’s continued development of R256 in asthma as of December 2014, which we received in the first quarter of 2015.

Strategy

Our research team is focused on creating a portfolio of product candidates that may be developed as therapeutics for our own proprietary programs or for development by potential collaborative partners. We recognize that the product development process is subject to both high costs and a high risk of failure. We believe that identifying a variety of product candidates and working in conjunction with other pharmaceutical partners may minimize the risk of failure, fill the product pipeline gap at major pharmaceutical companies, and ultimately increase the likelihood of advancing clinical development and potential commercialization of the product candidates.

The key elements to our business and scientific strategy are to:

•	develop and commercialize fostamatinib in the United States where we believe a company our size can successfully compete;
•	outlicense European and Asian rights to fostamatinib with Phase 3 clinical data in hand;
•	develop and commercialize fostamatinib for possible additional indications;
•	develop a diverse portfolio of drug candidates that address a focused band of therapeutic indications or that represent significant market opportunities;
•	utilize our robust discovery engine to rapidly discover and validate new product candidates in a focused range of therapeutic indications; and
•	develop drug candidates and establish strategic collaborations with pharmaceutical and biotechnology companies to further develop and market our product candidates.

Product Development Programs

Our product development portfolio features multiple novel, targeted drug candidates in the therapeutic areas of immunology, oncology and immuno-oncology.

Pipeline	Current Stage	Status
Fostamatinib—Oral SYK Inhibitor
Immune Thrombocytopenic Purpura (ITP)	Phase 3

We  completed patient enrollment of the first of two Phase 3 studies with fostamatinib for the treatment of ITP in January 2016 and expect to report results from the first study in the middle of 2016. We expect to report results on the second study shortly thereafter.

IgA Nephropathy (IgAN)	Phase 2

The Phase 2 study of fostamatinib in IgAN continues to enroll patients for the first cohort in various centers throughout Asia, the U.S. and Europe, and that the study is on track to report top line results in the second half of 2016.

Autoimmune Hemolytic Anemia (AIHA)	Phase 2	We initiated a Phase 2 clinical trial in patients with AIHA in February 2016. The trial is a two-stage study and we expect to report the results of the Stage 1 segment by the end of 2016.
R348—Topical Ophthalmic JAK/SYK Inhibitor
Dry Eye in Patients with Ocular Graft‑Versus‑Host Disease (GvHD)	Phase 2

R348 is being evaluated in a Phase 2 clinical trial of patients with ocular GvHD to determine if it reduces inflammation and limits the damage to the eye tissue caused by the disease. We expect results of this clinical trial in 2016.

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

Orally‑available SYK inhibitor program.  Taken in tablet form, fostamatinib blocks the activation of SYK inside immune cells. ITP causes the body to produce antibodies that attach to healthy platelets in the blood stream. Immune cells recognize these antibodies and affix to them, which activates the SYK enzyme inside the immune cell, and triggers the destruction of the antibody and the attached platelet. When SYK is inhibited by fostamatinib, it interrupts this immune cell function and allows the platelets to escape destruction. The results of our Phase 2 clinical trial, in which fostamatinib was orally administered to sixteen adults with chronic ITP, published in Blood, showed that fostamatinib significantly increased the platelet counts of certain ITP patients, including those who had failed other currently available agents.

In October 2013, we met with the U.S. FDA for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program, called fostamatinib in thrombocytopenia (FIT), in which a total of 150 ITP patients will be randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients will have been diagnosed with persistent or chronic ITP, and have blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects will receive fostamatinib orally at 100 mg bid (twice daily) and the other third will receive placebo on the same schedule. Subjects are expected to remain on treatment for 24 weeks. At week four of treatment, subjects who meet certain platelet count and tolerability thresholds will have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program is a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation to fostamatinib, our oral SYK inhibitor, for the treatment of ITP. The first trial of our Phase 3 clinical program for ITP completed patient enrollment in January 2016.  Our second Phase 3 trial is currently actively enrolling patients.  We expect to separately report top line results of the two Phase 3 trials, with the first trial reporting in the middle of 2016 and the other trial reporting shortly thereafter.

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

Orally-available SYK inhibitor program. Our Phase 2 clinical trial in patients with IgAN, called SIGN (SYK Inhibition for Glomerulonephritis) continues to enroll patients for the first cohort. We expect to report top line results in the second half of 2016.

Fostamatinib—AIHA

Disease background.

AIHA is a rare, serious blood disorder where the immune system produces antibodies that result in the destruction of the body's own red blood cells.  Symptoms can include fatigue, shortness of breath, rapid heartbeat, jaundice or enlarged spleen.  While no medical treatments are currently approved for AIHA, physicians generally treat acute and chronic cases of the disorder with corticosteroids, other immuno-suppressants, or splenectomy.  Research has shown that inhibiting SYK with fostamatinib may reduce the destruction of red blood cells.  This disorder affects an estimated 40,000 Americans, for whom no approved treatment options currently exist.

Orally‑available SYK inhibitor program.  We initiated a Phase 2 clinical trial in patients with AIHA in February 2016. The trial is an open-label, multi-center, two-stage study that will evaluate the efficacy and safety of fostamatinib in patients with warm antibody AIHA who have previously received treatment for the disorder, but have relapsed. Stage 1 will enroll 17 patients who will receive 150 mg of fostamatinib orally twice a day for a period of 12 weeks.  The patients will return to the clinic every two weeks for blood draws and medical assessment.  The primary efficacy endpoint of this study is to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline. Stage 2 will begin after enrollment in Stage 1 has been completed and will include an additional 20 patients who will receive the same treatment protocol as Stage 1.  We expect to have results of the Stage 1 segment of the trial by the end of 2016.

R348—Dry Eye in Patients with Ocular Graft‑Versus‑Host Disease (GvHD)

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

Research/Preclinical Programs

We are conducting proprietary research in the broad disease areas of inflammation/immunology,  immuno-oncology, cancers and muscle wasting/muscle endurance. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

We are conducting preclinical studies to identify a lead molecule for our IRAK program. This program may provide opportunities in both the oncology and immunology areas, including acute myeloid leukemia (AML). We are currently targeting AML and MDS with different mechanisms of action in various preclinical projects.

Leveraging our extensive immunology expertise, we are continuing to explore novel immuno-oncology approaches to treating various oncology indications. The first of these resulted in a collaboration with BMS for TGF beta receptor kinase inhibitors.  Several other projects are currently underway.

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a participant in our collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation is limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the agreement. We do not have ongoing participation obligations under our agreements with Aclaris for the development and commercialization of certain JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $533.6 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $150.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Because we do not control the research, development or commercialization of the product candidates generated under these agreements, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received in the next twelve months or thereafter. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these agreements and it is possible that we may never receive any additional significant contingent payments or royalties under these agreements.

In October 2015, we entered into a non-exclusive license agreement with a third party, pursuant to which we received a payment in the single-digit millions in exchange for granting a non-exclusive license to certain limited intellectual property rights.  We concluded that the granting of the license, which was fully delivered to such third party in the fourth quarter of 2015, represents the sole deliverable under this agreement. Accordingly, we have recognized the payment as revenue during the year ended December 31, 2015.

In August 2015, we entered into a license agreement with Aclaris, pursuant to which Aclaris will have exclusive rights and will assume responsibility for the continued development of certain JAK inhibitor compounds for the treatment of alopecia areata and other dermatological conditions. Under the license agreement, we received a noncreditable and non-refundable upfront payment of $8.0 million in September 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $80.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products under the agreement. We concluded that the granting of the license, which has been fully delivered to Aclaris in the third quarter of 2015, represents the sole deliverable under this agreement. Accordingly, we have recognized the $8.0 million payment as revenue during the year ended December 31, 2015.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period. During the year ended December 31, 2015, we recognized revenue of $16.6 million and $822,000 relating to the upfront payment and research activities we performed, respectively. As of December 31, 2015, deferred revenue related to the $30.0 million upfront payment was $13.4 million.

Our Discovery Engine

The approaches that we use in connection with both our proprietary product development programs and our corporate collaborations are designed to identify protein targets for compound screening and validate the role of those targets in the disease process. Unlike genomics‑based approaches, which begin by identifying genes and then searching for their functions, our approach identifies proteins that are demonstrated to have an important role in a specific disease pathway. By understanding the disease pathway, we attempt to avoid studying genes that will not make good drug targets and focus only on the subset of expressed proteins of genes that we believe are specifically implicated in the disease process.

We begin by developing assays that model the key events in a disease process at the cellular level. We then identify potential protein targets. In addition, we identify the proteins involved in the intracellular process and prepare a map of their interactions, thus giving us a comprehensive picture of the intracellular disease pathway. We believe that our approach has a number of advantages, including:

•	improved target identification: it focuses only on the subset of expressed proteins of genes believed to be specifically implicated in the disease process;
•	rapid validation of protein targets: it produces validated protein targets quickly because it uses key events in the disease process as the basis to design the functional, disease‑based screen;
•	improved disease pathway mapping: it produces a comprehensive map of the intracellular disease pathway, enabling the identification of a large number of potential protein targets;
•

informed target selection:  it provides a variety of different types of targets and information concerning the role each plays in their endogenous state to better select targets more susceptible to pharmaceutical intervention;

•

efficient compound screening:  it increases the probability and speed with which compound screening will identify “hits” because it provides detailed knowledge of the target that can be used to guide the design of the compound screen; and

•

risk reduction:  it may reduce the risk of failure in the product development process due to serious side effects, including toxicity or other reasons, by selecting only targets that are specific to the disease in question and that have no apparent role in other cell types or signaling pathways.

Because of the very large numbers of screens employed, our technology is labor intensive. The complexity of our technology requires a high degree of skill and diligence to perform successfully. We believe we have been and will continue to be able to meet these challenges successfully and increase our ability to identify targets for drug discovery.

Pharmacology and Preclinical Development

We believe that the rapid characterization and optimization of compounds identified in high‑throughput screening (HTS) will generate high quality preclinical development candidates. Our pharmacology and preclinical development group facilitates lead optimization by characterizing lead compounds with respect to pharmacokinetics, potency, efficacy and selectivity. The generation of proof‑of‑principle data in animals and the establishment of standard pharmacological models with which to assess lead compounds represent integral components of lead optimization. As programs move through the lead optimization stage, our pharmacology and preclinical development groups support our chemists and biologists by performing the necessary studies, including toxicology, for IND application submissions.

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

Intellectual Property

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. We have about 74 pending patent applications and about 330 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

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

We believe that our ability to compete is dependent, in part, upon our ability to create, maintain and license scientifically advanced technology and upon our and our collaborators’ ability to develop and commercialize pharmaceutical products based on this technology, as well as our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon our technology. The failure by any of our collaborators or us in any of those areas may prevent the successful commercialization of our potential drug targets.

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

Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for costs and expenses related to research and development, and other financial information for each of the fiscal years 2015, 2014 and 2013.

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

Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as part of an IND application that must be approved before clinical trials can begin in humans. Typically, clinical evaluation involves a time consuming and costly three‑phase process.

•	Phase 1—Clinical trials are conducted with a small number of patients to determine the early safety profile, maximum tolerated dose and pharmacological properties of the product in human volunteers.
•	Phase 2—Clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.
•

Phase 3—Large‑scale, multi‑center, comparative clinical trials are conducted with patients afflicted with a specific disease in order to determine safety and efficacy as primary support for regulatory approval by the FDA to market a product candidate for a specific disease.

The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post‑ marketing studies. Clinical trials are subject to oversight by institutional review boards and the FDA. In addition, clinical trials:

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

Even if we are able to achieve success in our clinical testing, we, or our collaborative partners, must provide the FDA and foreign regulatory authorities with clinical data that demonstrates the safety and efficacy of our products in humans before they can be approved for commercial sale. We do not know whether any current or future clinical trials will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products. Our failure, or the failure of our strategic partners, to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and similar foreign regulatory approval and, ultimately, commercialization of our products.

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

Employees

As of December 31, 2015, we had 126 employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

Scientific and Medical Advisors

We utilize scientists and physicians to advise us on scientific and medical matters as part of our ongoing research and product development efforts, including experts in clinical trial design, preclinical development work, chemistry, biology, immunology, muscle wasting and metabolism, general metabolism and oncology. Certain of our consultants receive non‑employee options to purchase our common stock and certain of our scientific and medical advisors receive honorarium for time spent assisting us.

Available Information

Our website is located at www.rigel.com. The information found on our website is not part of or incorporated by reference into this Annual Report on Form 10‑K. We electronically file with the Securities and Exchange Commission (SEC) our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to the reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Further, copies of these reports are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1‑800‑SEC‑0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.  Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10‑K. These risk factors could cause our actual results to differ materially from those contained in forward‑looking statements we have made in this Annual Report on Form 10‑K and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. We initiated a Phase 3 clinical program to study fostamatinib in ITP in July 2014 on our own, which may accelerate our need for additional capital. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

There is a high risk that drug discovery and development efforts might not generate successful product candidates.

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

We do not know whether we will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, R348, our topical ophthalmic JAK/SYK inhibitor, did not meet the primary or secondary endpoints in a completed Phase 2 clinical trial in patients with dry eye disease. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, in August 2014, we have discontinued our indirect AMPK activator program, R118, due to its side-effect profile in Phase 1 clinical trials.

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

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed or our clinical trials could become too expensive to complete. Significant delays in clinical testing could materially impact our product development costs and timing. For example, in July 2014, we initiated our Phase 3 clinical program to study fostamatinib in ITP, in which a total of 150 ITP patients will be randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. We completed patient enrollment of the first trial in January 2016. If we are unable to enroll the patients in the second trial at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

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

We have obtained orphan drug designation from the FDA for fostamatinib for the treatment of ITP, but we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

We incurred a loss from operations of approximately $51.7 million for the year ended December 31, 2015. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur losses from operations and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements,  which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of December 31, 2015, we had an accumulated deficit of approximately $991.6 million. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 74 pending patent applications and about 330 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our ability to use net operating losses and certain other tax attributes is uncertain and may be limited.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code) and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including fostamatinib for ITP, IgAN and AIHA, and R348 for dry eye in GvHD. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

If we fail to continue to meet the listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Global Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with NASDAQ’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The NASDAQ Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in May 2015 and declared effective by the SEC in July 2015, we may offer and sell any combination common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $150 million. If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock (including pursuant to our Sales Agreement with Cantor or shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, future sales by us of our common stock, including pursuant to our Sales Agreement with Cantor, may be dilutive to existing stockholders. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently lease facilities consisting of approximately 147,000 square feet of research and office space located at 1180 Veterans Boulevard, South San Francisco, California, of which, commencing in December 2014, we sublet approximately 57,000 square feet of our research and office space to an unrelated third party. Both the lease and the sublease expire in January 2018. We believe our facilities are in good operating condition and that the leased real property that we still occupy is adequate for all present and near term uses.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading publicly under the symbol “RIGL” on December 7, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2014
First Quarter	$5.00	$2.78
Second Quarter	$4.20	$2.64
Third Quarter	$3.85	$1.94
Fourth Quarter	$2.57	$1.56
Year Ended December 31, 2015
First Quarter	$3.91	$2.02
Second Quarter	$5.20	$2.95
Third Quarter	$3.39	$2.32
Fourth Quarter	$3.68	$2.42

On February 29, 2016, the last reported sale price for our common stock on the Nasdaq Global Market was $2.27 per share.

Holders

As of February 29, 2016, there were approximately 94 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2010 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified‑capitalization weighted index that includes securities of Nasdaq‑listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rigel Pharmaceuticals, Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

*$100 invested on December 31, 2010 in stock or index‑including reinvestment of dividends at fiscal year ending December 31.

Item 6.  Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10‑ K.

	Fiscal Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations	$28,895	$8,250	$7,150	$2,250	$4,750
Costs and expenses:
Research and development	62,825	67,696	75,328	78,778	69,350
General and administrative	17,813	22,501	19,612	22,849	21,768
Loss on sublease	—	9,302	—	—	—
Restructuring charges	—	—	1,679	—	—
Total costs and expenses	80,638	99,499	96,619	101,627	91,118
Loss from operations	(51,743)	(91,249)	(89,469)	(99,377)	(86,368)
Interest income	222	243	426	520	420
Interest expense	—	—	—	—	(25)
Gain on disposal of assets	57	98	16	17	—
Net loss	$(51,464)	$(90,908)	$(89,027)	$(98,840)	$(85,973)
Net loss per share, basic and diluted	$(0.58)	$(1.04)	$(1.02)	$(1.32)	$(1.36)
Weighted average shares used in computing net loss per share, basic and diluted	88,434	87,662	87,288	74,967	63,329

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$126,276	$143,159	$211,975	$298,241	$247,640
Working capital	95,228	136,512	209,781	290,254	238,706
Total assets	131,747	154,135	226,058	310,043	257,106
Accumulated deficit	(991,646)	(940,182)	(849,274)	(760,247)	(661,407)
Total stockholders’ equity	91,381	128,246	208,251	289,096	236,149

See Note 1 to the Financial Statements for description of the number of shares used in the computation of basic and diluted loss per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical‑stage biotechnology company dedicated to the discovery and development of novel, targeted drugs in the therapeutic areas of immunology, oncology and immuno-oncology. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our current clinical programs include fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, which is in Phase 3 clinical trials for immune thrombocytopenic purpura (ITP); a  Phase 2 clinical trial for autoimmune hemolytic anemia (AIHA); and a Phase 2 clinical trial for IgA nephropathy (IgAN). In addition, we have two oncology product candidates in Phase 1 development with partners BerGenBio AS (BergenBio) and Daiichi Sankyo (Daiichi).

Since inception, we have financed our operations primarily through the sale of equity securities and contract payments under our collaboration agreements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of December 31, 2015, we had approximately $126.3 million in cash, cash equivalents and short‑term investments. During the year ended December 31, 2015, we received an aggregate of $41.5 million upfront payments pursuant to our agreements with our collaborative partners.  During the year ended December 31, 2015, approximately 1,722,312 shares of our common stock were sold under the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (Cantor) Sales Agreement with aggregate net proceeds of $5.5 million.  In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space wherein we received approximately $3.9 million of sublease income and reimbursements in 2015. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the third quarter of 2017. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements.

Our revenues have consisted primarily of revenues from sponsored research and license agreements with our corporate collaborators. We earned contract revenues from collaborations of $28.9 million in 2015 comprised of the amortization of the $30.0 million upfront payment from BMS of $16.6 million and the FTE fees we earned from BMS of $822,000 as well as the upfront payments received from our other collaborative partners in the aggregate of $11.5 million.  We expect our revenues to fluctuate from period to period and there can be no assurance that new collaborations will continue beyond their initial terms or that we will be able to receive any future contingent payments payable to us in the next twelve months or thereafter. Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Within our product development portfolio, our most advance program is fostamatinib in ITP. The first trial of our Phase 3 clinical program for ITP completed patient enrollment in January 2016. Our second Phase 3 trial is currently actively enrolling patients.  We expect to separately report top line results of the two Phase 3 trials, with the first trial reporting in the middle of 2016 and the other trial reporting shortly thereafter. The results of preliminary or mid-stage studies do not necessarily predict clinical or commercial success, and large-stage clinical trials may fail to confirm the results observed in the previous studies. We can make no assurances regarding the likely results from our current or future clinical trials or the impact of those results on our business.

Product Development Programs

Our product development portfolio features multiple novel, targeted drug candidates in the therapeutic areas of immunology, oncology and immuno-oncology. Please refer to “Part I. Item 1. Business—Product Development Programs” for a detailed discussion of our multiple product candidates in development.

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. Please refer to “Part I. Item 1. Business—Corporate Collaborations” for a detailed discussion of our corporate collaborations.

Research and Development Expenses

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock‑based compensation, and allocated facility costs.

We do not track fully‑burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on three categories: research, development, and other. Our research team is focused on creating a portfolio of product candidates that can be developed into small‑molecule therapeutics in our own proprietary programs or with potential collaborative partners and utilizes our robust discovery engine to rapidly discover and validate new product candidates in our focused range of therapeutic indications. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, lab supplies and fees to third party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock‑based compensation expense relating to personnel in research and development groups.

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

The following table presents our total research and development expenses by category.

	Year Ended December 31,
				From January 1, 2007*
	2015	2014	2013	to December 31, 2015
	(in thousands)
Categories:
Research	$21,904	$18,388	$22,348	$196,499
Development	25,988	27,727	31,915	283,282
Other	14,933	21,581	21,065	209,365
	$62,825	$67,696	$75,328	$689,146

*We started tracking research and development expenses by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $10.8 million, $16.9 million and $17.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and allocated stock‑based compensation expenses of approximately $4.1 million, $4.7 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

For the years ended December 31, 2015 and 2014, a major portion of our total research and development expense was associated with salaries of our research and development personnel, allocated facilities costs, and research and development expense for our ITP and IgAN programs.  For the year ended December 31, 2013, a major portion of our total research and development expense was associated with salaries of our research and development personnel, allocated facilities costs, and our research and development expense for our asthma program, our topical JAK/SYK inhibitor program, as well as our oral SYK inhibitor program in ITP.

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

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to our stock‑based compensation, impairment issues, the estimated useful life of assets, estimated research term on our collaboration agreement with BMS, and estimated accruals, particularly research and development accruals, on an on‑going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the year ended December 31, 2015 as compared to those previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2014. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Our revenue arrangements with multiple elements are evaluated under FASB ASC 605‑25, Multiple Element Arrangements, and are divided into separate units of accounting if certain criteria are met, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. The consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. We make significant judgments and estimates in the allocation of the consideration among the deliverables under the agreement, as well as the determination of the periods the units will be delivered to our collaborators. If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets and recognized as revenue when the revenue recognition criteria are met.

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

Stock‑Based Compensation

We grant options to purchase our common stock to our officers, directors and all other employees and consultants under our stock option plans. Eligible employees can also purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date under our employee stock purchase plan (Purchase Plan). The benefits provided under these plans are stock‑based payments subject to the provisions of FASB ASC 718. We adopted the use of the straight‑line attribution method over the requisite service period for each entire stock award. In addition, we estimate the amount of expected forfeitures when calculating compensation costs, then record actual forfeitures as they occur. We review our forfeiture rates each quarter and make any necessary changes to our estimates.

The determination of the fair value of stock‑based payment awards on the date of grant using the Black‑Scholes option‑pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk‑free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, among other things, we take into consideration our historical data of options exercised, cancelled and expired. The risk‑free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock‑based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest.

In December 2014, we entered into a severance agreement with our former CEO. As part of the severance arrangement we offered, we extended the date to which our former CEO had the right to exercise his vested options within 90 days from his termination date as was stipulated under his option agreement to the end of the contractual term of the options, of which the remaining contractual term for the most recently granted options is nine years.. In addition, we also accelerated the vesting period of certain of his unvested stock options. We determined the incremental fair value of the applicable options using the Black‑Scholes option‑pricing model based on assumptions that are subjective as discussed above. As a result of these modifications, we recorded incremental stock‑based compensation expense of approximately $1.5 million in the fourth quarter of 2014.

We granted options to purchase shares of common stock which will vest upon the achievement of certain performance-based milestones.  We determined the fair values of these performance-based stock options using the Black-Scholes option pricing model at the date of grant. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognized stock-based compensation expense on the related estimated fair value of such options on straight-line basis from the date of grant up to the date when we expect the performance condition will be achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, we will recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement. In those cases, we will recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if we had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be achieved, if any. During the year ended December 31, 2015, there were no changes in the estimated date of achievement in the performance condition related to the stock options granted in 2015 and 2014 that had material impact in our financial statements.

We also record charges associated with options granted to consultants reflecting the fair value and periodic fair value re‑measurement of outstanding consultant options under FASB ASC 505‑50. The valuation is based upon the current market value of our common stock and other assumptions, including the expected future volatility of our stock price, risk‑free interest rate and expected term. We amortize stock‑based compensation related to consultants using a straight‑line attribution method consistent with the method used for employees and with the attribution election we made upon adoption of FASB ASC 718.

Research and Development Accruals

We have various contracts with third parties related to our research and development activities. Costs that are incurred for services rendered, but not billed to us, as of the end of the period are estimated and accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight‑line basis over the duration of the contracts. Raw materials and study materials purchased for us by third parties are expensed at the time of purchase. Many of our estimates are based significantly or in part on information provided for us by third parties. If such information were not reported properly, our research and development expense amounts could be misstated.

Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord through January 2018. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. In connection with this sublease, we recognized a loss on the sublease of $9.3 million during the fourth quarter of 2014. We record rent expense on a straight‑line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. For our sublease arrangement which we classified as an operating lease, our loss on the sublease is comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. The present value factor, which also affects the level of accreted interest expense that we will recognize as additional charges over the term of the lease, is based on our estimate of our credit‑risk adjusted borrowing rate at the time the initial sublease liability is calculated. Our estimate of our credit‑risk adjusted borrowing rate was based on our comparison of the rates used by other companies of our size, our financial condition at the time we entered into such sublease agreement, as well as other factors that would affect our credit worthiness.

Results of Operations

Year Ended December 31, 2015, 2014 and 2013

Revenues

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2015	2014	2013	2015 from 2014	2014 from 2013
	(in thousands)
Contract revenues from collaborations	$28,895	$8,250	$7,150	$20,645	$1,100

Contract revenues from collaborations of $28.9 million in 2015 were comprised of the amortization of the $30.0 million upfront payment from BMS of $16.6 million and the FTE fees we earned from BMS of $822,000 as well as the upfront payments received from our other collaborative partners in the aggregate of $11.5 million.  Contract revenues from collaborations of $8.3 million in 2014 consisted of $5.8 million associated with the non‑refundable time‑based payment and $2.5 million payment from AZ for their continued development of R256 in asthma. Contract revenues from collaborations of $7.2 million in 2013 consisted of a $5.8 million payment associated with the non‑refundable time‑based payment from AZ resulting from AZ’s continued development of R256 in asthma, and a non‑refundable payment of $1.4 million from Daiichi related to an investigational new drug application filing for an oncology compound. As of December 31, 2015, deferred revenue related to the $30.0 million upfront payment from BMS was $13.4 million, which is expected to be recognized within revenue through September 2016.  We had no deferred revenue as of December 31, 2014. Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expenses

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2015	2014	2013	2015 from 2014	2014 from 2013
	(in thousands)
Research and development expense	$62,825	$67,696	$75,328	$(4,871)	$(7,632)
Stock-based compensation expense included in research and development expense	$4,100	$4,674	$3,930	$(574)	$744

The decrease in research and development expense for the year ended December 31, 2015, compared to the same period in 2014, was primarily due to the decrease in facilities costs resulting from the sublease agreement executed in December 2014, the completion in 2014 of a Phase 2 study of R348 in dry eye and the discontinuation of our indirect AMPK activator program, R118, in 2014, partially offset by the increases in bonus compensation expense and research and development costs related to our Phase 3 clinical program in ITP.  The decrease in research and development expense for the year ended December 31, 2014, compared to the same period in 2013, was primarily due to the completion of two Phase 2 studies in 2013, completion of a Phase 2 study of R348 in dry eye in 2014, as well as the discontinuance of our indirect AMPK activator program, R118, in 2014. This was partially offset by the increase in research and development expense related to the fostamatinib in ITP and IgAN programs. We expect that our research and development expense will increase through 2016 due to the continued progress of our Phase 3 clinical trials in ITP and Phase 2 clinical trial in IgAN as well as our recently initiated Phase 2 clinical trial in AIHA in February 2016.

General and Administrative Expense

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2015	2014	2013	2015 from 2014	2014 from 2013
	(in thousands)
General and administrative expense	$17,813	$22,501	$19,612	$(4,688)	$2,889
Stock-based compensation expense included in general and administrative expense	$3,303	$5,113	$2,997	$(1,810)	$2,116

The decrease in general and administrative expense for the year ended December 31, 2015, compared to the same period in 2014, was primarily due to the decreases in personnel costs due to the retirement of our former Chief Executive Officer (CEO) in December 2014, as discussed below, and facilities costs as a result of the sublease agreement executed in December 2014. The increase in general and administrative expense for the year ended December 31, 2014, compared to the same period in 2013, was primarily due to the increase in stock‑based compensation expense and severance costs related to the retirement of our former CEO,  partially offset by the increase in bonus compensation expense.

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

Loss on Sublease

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2015	2014	2013	2015 from 2014	2014 from 2013
	(in thousands)
Loss on sublease	$—	$9,302	$—	$(9,302)	$9,302

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

Restructuring Charges

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2015	2014	2013	2015 from 2014	2014 from 2013
	(in thousands)
Restructuring charges	$—	$—	$1,679	$—	$(1,679)
Stock-based compensation expense included in restructuring charges	$—	$—	$239	$—	$(239)

In September 2013, we reduced our workforce by 30 positions, mostly from the drug discovery area as a consequence of prioritizing projects and efforts to conserve our working capital. We recorded restructuring charges of approximately $1.7 million, including $1.5 million of workforce reduction costs paid in cash, and $239,000 of non‑cash stock‑based compensation expense primarily as a result of the extension of the date to which the terminated employees had to exercise their vested options through June 30, 2014.

Interest income

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2015	2014	2013	2015 from 2014	2014 from 2013
	(in thousands)
Interest income	$222	$243	$426	$(21)	$(183)

Interest income results from our interest‑bearing cash and investment balances. The decrease in interest income for the year ended December 31, 2015, as compared to the same period in 2014, as well as for the year ended December 31, 2014, as compared to the same period in 2013, was primarily due to lower average cash balance of our short‑term investments.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014‑15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern under ASC Subtopic 205‑40, Presentation of Financial Statements—Going Concern. ASU No. 2014‑15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014‑15 is effective for the annual period ending after December 15, 2016 and early adoption is permitted. We will continue to evaluate the guidance under ASU No. 2014‑15 and present the required disclosures within our financial statements at the time of adoption. We plan to adopt this new standard in our annual financial statements for the year ending December 31, 2016 and we believe that the adoption of ASU No. 2014-15 will have no material effect on our financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption, and we have not yet determined which approach we will apply. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on January 1, 2018. We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

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

As of December 31, 2015, we had approximately $126.3 million in cash, cash equivalents and short‑term investments, as compared to approximately $143.2 million as of December 31, 2014, a decrease of approximately $16.9 million. The decrease was primarily attributable to the payments associated with funding our operating expenses for the year ended December 31, 2015, partially offset by the $41.5 million upfront payments received pursuant to our agreements with our collaborative partners.  In August 2015, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor, as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. The common stock is being sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. During the year ended December 31, 2015, approximately 1,722,312 shares of our common stock were sold under the Sales Agreement with aggregate net proceeds of $5.5 million. At December 31, 2015, we had approximately $24.3 million of common stock registered for sale under the Sales Agreement. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. We expect to receive over $5.0 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) over the remaining term of the sublease through January 2018. During the year ended December 31, 2015, we received approximately $3.9 million of sublease income and reimbursements.  We believe that our existing capital resources will be sufficient to support our current and projected funding requirements into the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through interest income earned on the investment of our excess cash balances and short‑term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

For the years ended December 31, 2015 and 2014, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,413)	$(69,753)	$(86,077)
Investing activities	44,613	62,932	72,396
Financing activities	7,053	1,170	1,051
Net increase (decrease) in cash and cash equivalents	$28,253	$(5,651)	$(12,630)

Net cash used in operating activities was approximately $23.4 million in 2015 compared to approximately $69.8 million and $86.1 million in 2014 and 2013, respectively. Net cash used in operating activities primarily consisted of cash payments related to our research and development programs, partially offset by the $41.5 million upfront payments received pursuant to our agreements with our collaborative partners. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $44.6 million in 2015 compared to approximately $62.9 million and $72.4 million in 2014 and 2013, respectively.  Net cash provided by investing activities in 2015, 2014 and 2013 related to net maturities of short‑term investments, partially offset by capital expenditures. Capital expenditures were approximately $546,000, $413,000 and $1.2 million in 2015, 2014 and 2013, respectively.

Net cash provided by financing activities was approximately $7.1 million in 2015 compared to approximately $1.2 million and $1.1 million in 2014 and 2013, respectively. Net cash provided by financing activities in 2015 consisted of net proceeds from issuance of shares under the Controlled Equity Offering Sales Agreement as well as proceeds from exercise of outstanding options and issuance of shares under the Purchase Plan. Net cash provided by financing activities in 2014 and 2013 related to the proceeds from the exercise of outstanding options and issuance of shares under the Purchase Plan.

Off‑Balance Sheet Arrangements

As of December 31, 2015, we had no off‑balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S‑K under the Exchange Act).

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

As of December 31, 2015,  we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease(1)	$33,034	$15,530	$17,504	$—	$—

(1)

In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of $5.8 million over the remaining term of the sublease.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then‑prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short‑term investments in a variety of securities, including money market funds and government and non‑government debt securities and the maturities of each of these instruments is less than one year. In 2015, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short‑term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

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

INDEX TO FINANCIAL STATEMENTS

Rigel Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rigel Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 8, 2016

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$43,456	$15,203
Short-term investments	82,820	127,956
Accounts receivable	203	5,750
Prepaid and other current assets	2,545	1,628
Total current assets	129,024	150,537
Property and equipment, net	1,613	2,509
Other assets	1,110	1,089
	$131,747	$154,135
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,763	$1,613
Accrued compensation	6,251	2,832
Accrued research and development	4,953	3,993
Other accrued liabilities	1,133	534
Deferred revenue	13,427	—
Deferred liability – sublease, current portion	3,005	2,803
Deferred rent, current portion	2,264	2,250
Total current liabilities	33,796	14,025

Long-term portion of deferred liability – sublease	3,460	6,466
Long-term portion of deferred rent	3,083	5,347
Other long-term liabilities	27	51

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 90,554,589 and 88,041,445 shares issued and outstanding as of December 31, 2015 and 2014, respectively	91	88
Additional paid-in capital	1,082,980	1,068,347
Accumulated other comprehensive loss	(44)	(7)
Accumulated deficit	(991,646)	(940,182)
Total stockholders’ equity	91,381	128,246
	$131,747	$154,135

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Contract revenues from collaborations	$28,895	$8,250	$7,150
Costs and expenses:
Research and development	62,825	67,696	75,328
General and administrative	17,813	22,501	19,612
Loss on sublease	—	9,302	—
Restructuring charges	—	—	1,679
Total costs and expenses	80,638	99,499	96,619

Loss from operations	(51,743)	(91,249)	(89,469)
Interest income	222	243	426
Gain on disposal of assets	57	98	16
Net loss	$(51,464)	$(90,908)	$(89,027)

Net loss per share, basic and diluted	$(0.58)	$(1.04)	$(1.02)

Weighted average shares used in computing net loss per share, basic and diluted	88,434	87,662	87,288

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(51,464)	$(90,908)	$(89,027)
Other comprehensive loss:
Net unrealized loss on short-term investments	(37)	(54)	(35)

Comprehensive loss	$(51,501)	$(90,962)	$(89,062)

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2013	87,140,632	87	1,049,174	82	(760,247)	289,096
Net loss	—	—	—	—	(89,027)	(89,027)
Net change in unrealized gain on short-term investments	—	—	—	(35)	—	(35)
Issuance of common stock upon exercise of options and participation in Purchase Plan	383,717	1	1,050	—	—	1,051
Stock compensation expense	—	—	7,166	—	—	7,166
Balance at December 31, 2013	87,524,349	$88	$1,057,390	$47	$(849,274)	$208,251
Net loss	—	—	—	—	(90,908)	(90,908)
Net change in unrealized gain on short-term investments	—	—	—	(54)	—	(54)
Issuance of common stock upon exercise of options and participation in Purchase Plan	517,096	—	1,170	—	—	1,170
Stock compensation expense	—	—	9,787	—	—	9,787
Balance at December 31, 2014	88,041,445	88	1,068,347	(7)	(940,182)	128,246
Net loss	—	—	—	—	(51,464)	(51,464)
Net change in unrealized gain on short-term investments	—	—	—	(37)	—	(37)
Issuance of common stock upon exercise of options and participation in Purchase Plan	790,832	1	1,760	—	—	1,761
Issuance of common stock, net of offering costs	1,722,312	2	5,470	—	—	5,472
Stock compensation expense	—	—	7,403	—	—	7,403
Balance at December 31, 2015	90,554,589	$91	$1,082,980	$(44)	$(991,646)	$91,381

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(51,464)	$(90,908)	$(89,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,439	2,359	2,592
Stock-based compensation expense	7,403	9,787	7,166
Gain on disposal of assets	(57)	(98)	(16)
Loss on sublease	—	9,302	—
Changes in assets and liabilities:
Accounts receivable	5,547	—	(5,750)
Prepaid and other current assets	(917)	722	1,867
Other assets	159	439	231
Accounts payable	1,150	(2,290)	2,206
Accrued compensation	3,419	(17)	(3,926)
Accrued research and development	960	2,405	(536)
Other accrued liabilities	599	(212)	(196)
Deferred revenue	13,427	—	—
Deferred rent and other long term liabilities	(5,078)	(1,242)	(688)
Net cash used in operating activities	(23,413)	(69,753)	(86,077)
Investing activities
Purchases of short-term investments	(151,763)	(218,594)	(308,846)
Maturities of short-term investments	196,862	281,705	365,968
Sales of short-term investments	—	—	16,479
Proceeds from disposal of assets	60	234	16
Capital expenditures	(546)	(413)	(1,221)
Net cash provided by investing activities	44,613	62,932	72,396
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	1,761	1,170	1,051
Proceeds from issuance of common stock, net of offering costs	5,292	—	—
Net cash provided by financing activities	7,053	1,170	1,051
Net increase (decrease) in cash and cash equivalents	28,253	(5,651)	(12,630)
Cash and cash equivalents at beginning of period	15,203	20,854	33,484
Cash and cash equivalents at end of period	$43,456	$15,203	$20,854

See accompanying notes.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

In this Annual Report on Form 10‑K, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc. and “common stock” refers to Rigel’s common stock, par value $0.001 per share.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and basis of presentation

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, targeted drug candidates in the therapeutic areas of immunology, oncology and immuno-oncology.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made by management include those relating to our sublease agreement including the determination of discount rate used, stock-based compensation, impairment issues, estimated useful life of assets, estimated research term on our collaboration agreement with BMS, and estimated accruals, particularly research and development accruals. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made, however actual results could differ from these estimates. To the extent there are material differences between these estimates and actual results, our financial statements will be affected.

Stock award plans

We have three stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan) and 2000 Non‑Employee Directors Stock Option Plan (Directors’ Plan), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black‑Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk‑free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk‑free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock‑ based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest. We review our forfeiture rates each quarter and make any necessary changes to our estimates. We use the straight‑line attribution method over the requisite employee service period for the entire award in recognizing stock‑based compensation expense.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

We granted performance-based stock options to purchase shares of our common stock which will vest upon the achievement of certain corporate performance-based milestones. We determined the fair values of these performance-based stock options using the Black-Scholes option pricing model at the date of grant. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognized stock-based compensation expense on the related estimated fair value of such options on a straight-line basis from the date of grant up to the date when we expect the performance condition will be achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, we will recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement. In those cases, we will recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if we had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be achieved, if any.

Cash, cash equivalents and short-term investments

We consider all highly liquid investments in debt securities with maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds, U.S. treasury bills, corporate bonds and commercial paper and investments in government‑sponsored enterprises. Our short-term investments include U.S. treasury bills, obligations of government‑ sponsored enterprises and corporate bonds and commercial paper. By policy, we limit the concentration of credit risk by diversifying our investments among a variety of high credit‑quality issuers.

All cash equivalents and short‑term investments are classified as available‑for‑sale securities. Available‑for‑sale securities are carried at fair value at December 31, 2015 and 2014. Unrealized gains (losses) are reported in the statements of stockholders’ equity and comprehensive loss. Fair value is estimated based on available market information or valuation methodologies. The cost of securities sold is based on the specific identification method. See Note 5 for a summary of available-for-sale securities at December 31, 2015 and 2014.

Fair value of financial instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments. Cash equivalents and short-term investments are carried at fair value at December 31, 2015 and 2014.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments primarily consist of money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to credit risk arising from our investments. All cash and cash equivalents and short-term investments are maintained with financial institutions that management believes are creditworthy.  As of December 31, 2015 and 2014, our accounts receivable primarily consisted of $203,000 from BMS relating to the performance of research activities and $5.8 million time-based non-refundable fee from AZ, respectively.  To date, we have not experienced significant losses with respect to the collection of our accounts receivable and we believe that we do not have a material exposure to credit risk arising from our accounts receivable.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight‑line method over the estimated useful lives of the assets, which range from three to seven years.

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

Our revenue arrangements with multiple elements are evaluated under FASB ASC 605‑25, Multiple Element Arrangements, and are divided into separate units of accounting if certain criteria are met, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. The consideration we receive under collaboration arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. We make significant judgments and estimates in the allocation of the consideration among the deliverables under the agreement, as well as the determination of the periods the units will be delivered to our collaborators. If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets and recognized as revenue when the revenue recognition criteria are met.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Research and development expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, consultants, research sponsored by us, allocated facility costs, costs related to pre‑clinical and clinical trials, including raw materials, and stock‑based compensation expense. All such costs are charged to research and development expense as incurred and at the time raw materials are purchased.

Research and development accruals

We have various contracts with third parties related to our research and development activities. Costs that are incurred for services rendered, but not billed to us, as of the end of the period are estimated and accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight‑line basis over the duration of the contracts. Raw materials and study materials purchased for us by third parties are expensed at the time of purchase.

Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord through January 2018. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. In connection with this sublease, we recognized a loss on the sublease of $9.3 million during the fourth quarter of 2014. We record rent expense on a straight‑line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. For our sublease arrangement which we classified as an operating lease, our loss on the sublease is comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. The present value factor, which also affects the level of accreted interest expense that we will recognize as additional charges over the term of the lease, is based on our estimate of our credit‑risk adjusted borrowing rate at the time the initial sublease liability is calculated. Our estimate of our credit‑risk adjusted borrowing rate was based on our comparison of the rates used by other companies of our size, our financial condition at the time we entered into such sublease agreement, as well as other factors that would affect our credit worthiness.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted‑average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted‑average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include warrant and stock options and shares issuable under our Purchase Plan. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
EPS Numerator:
Net loss	$(51,464)	$(90,908)	$(89,027)
EPS Denominator—Basic and Diluted:
Weighted-average common shares outstanding	88,434	87,662	87,288
Net loss per common share:
Basic and diluted	$(0.58)	$(1.04)	$(1.02)

During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share for all periods presented, as their effect would have been antidilutive. These securities consist of the following (in thousands except per share data):

	December 31,
	2015	2014	2013
Outstanding stock options	19,106	16,971	15,532
Warrant to purchase common stock	200	200	200
Weighted average exercise price of options	$7.08	$9.07	$10.55
Weighted average exercise price of warrant	$6.61	$6.61	$6.61

Recent accounting pronouncements

In August 2014, the FASB issued ASU No. 2014-15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern. ASU No. 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 is effective for the annual period ending after December 15, 2016 and early adoption is permitted. We will continue to evaluate the guidance under ASU No. 2014-15 and present the required disclosures within our financial statements at the time of adoption. We plan to adopt this new standard in our annual financial statements for the year ending December 31, 2016 and we believe that the adoption of ASU No. 2014-15 will have no material effect on our financial statement disclosures.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption, and we have not yet determined which approach we will apply. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on  January 1, 2018.  We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS

We conduct research and development programs independently and in connection with our corporate collaborators. We are a participant in our collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation is limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the agreement. We do not have ongoing participation obligations under our agreements with Aclaris for the development and commercialization of certain janus kinase (JAK) inhibitors for the treatment of alopecia areata and other dermatological conditions, AstraZeneca (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $533.6 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $150.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

In October 2015, we entered into a non-exclusive license agreement with a third party, pursuant to which we received a payment in the single-digit millions in exchange for granting a non-exclusive license to certain limited intellectual property rights.  We concluded that the granting of the license, which was fully delivered to such third party in the fourth quarter of 2015, represents the sole deliverable under this agreement. Accordingly, we have recognized the payment as revenue during the year ended December 31, 2015.

In August 2015, we entered into a license agreement with Aclaris, pursuant to which Aclaris will have exclusive rights and will assume responsibility for the continued development of certain JAK inhibitor compounds for the treatment of alopecia areata and other dermatological conditions. Under the license agreement, we received a

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

noncreditable and non-refundable upfront payment of $8.0 million in September 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $80.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products under the agreement. We concluded that the granting of the license, which has been fully delivered to Aclaris in the third quarter of 2015, represents the sole deliverable under this agreement. Accordingly, we have recognized the $8.0 million payment as revenue during the year ended December 31, 2015.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period. During the year ended December 31, 2015, we recognized revenue of $16.6 million and $822,000 relating to the upfront payment and research activities we performed, respectively. As of December 31, 2015, deferred revenue related to the $30.0 million upfront payment was $13.4 million.

3. SIGNIFICANT CONCENTRATIONS

For the year ended December 31, 2015, BMS, Aclaris and another third party accounted for 60%,  28% and 12% of our revenues, respectively.  For the year ended December 31, 2014, AZ accounted for all of our revenues. For the year ended December 31, 2013, AZ and Daiichi accounted for 80% and 20% of our revenues, respectively. As of December 31, 2015, we had accounts receivable from BMS of $203,000 relating to the performance of research activities.  As of December 31, 2014, we had receivable from AZ of $5.8 million in consideration for AZ’s decision to continue its development of R256 in asthma.

4. STOCK‑BASED COMPENSATION

Total stock‑based compensation expense related to all of our stock‑based awards was as follows (in thousands):

	Year Ended December 31,

	2015	2014	2013
Research and development	$4,100	$4,674	$3,930
General and administrative	3,303	5,113	2,997
Restructuring charges	—	—	239
Total stock-based compensation expense	$7,403	$9,787	$7,166

In December 2014, we entered into a severance agreement with our former CEO. As part of the severance arrangement we offered, we extended the date to which our former CEO had the right to exercise his vested options within 90 days from his termination date as was stipulated under his option agreement to the end of the contractual term

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

of the options, of which the remaining contractual term for the most recently granted options is nine years. In addition, we also accelerated the vesting period of certain of his unvested stock options. As a result of these modifications, we recorded incremental stock-based compensation expense of approximately $1.5 million in the fourth quarter of 2014 (see Note 11).  This amount is included as part of “General and administrative expense” in the accompanying Statement of Operations.

In September 2013, we announced that we had reduced our workforce by 18%, or 30 positions, in connection with efforts to prioritize projects and conserve our working capital. As part of the severance arrangement we offered the terminated employees, we extended the date to which the terminated employees had to exercise their vested options to June 30, 2014, rather than 90 days from the termination date as was stipulated under the employee’s option agreements. In addition, we also accelerated the vesting period of certain unvested stock options for one terminated employee. As a result of these modifications, we recorded non‑cash stock‑based compensation expense of $239,000 in the third quarter of 2013. This expense was classified under “Restructuring expense” in the accompanying Statements of Operations.

Employee Stock Option Plans

We have three stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan) and 2000 Non‑Employee Directors Stock Option Plan (Directors’ Plan), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. Options granted under our 2011 Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2015, a total of 10,864,592 shares of common stock were authorized for issuance under the 2011 Plan. There were 214,295 options to purchase shares exercised during the year ended December 31, 2015 under the 2011 Plan. Options under the 2000 Plan may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2015, a total of 12,299,675 shares of common stock were authorized for issuance under the 2000 Plan. There were no options to purchase shares exercised during the year ended December 31, 2015 under the 2000 Plan. Options under the Directors’ Plan may be granted for a maximum term 10 years. The exercise price of options under the Directors’ Plan is equal to the fair market value of the common stock on the date of grant.  As of December 31, 2015, a total of 1,188,182 shares of common stock were authorized for issuance under the Directors’ Plan. There were no options to purchase shares exercised during the year ended December 31, 2015 under the Directors’ Plan.

Pursuant to FASB ASC 718, we are required to estimate the amount of expected forfeitures when calculating compensation costs. We estimated the forfeiture rate using our historical experience of actual forfeitures. We adjust our stock‑based compensation expense as actual forfeitures occur, review our estimated forfeiture rates each quarter and make changes to our estimate as appropriate.

The fair value of each option award is estimated on the date of grant using the Black‑Scholes option pricing model. We have segregated option awards into the following three homogenous groups for the purposes of determining fair values of options: officers and directors, all other employees, and consultants.

We determined weighted‑average valuation assumptions separately for each of these groups as follows:

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

•	Risk‑free interest rate—The risk‑free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group.
•	Dividend yield—The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the future.

The following table summarizes the weighted‑average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
	2015	2014	2013
Risk-free interest rate	1.8%	2.2%	1.1%
Expected term (in years)	6.5	6.5	5.4
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	65.0%	74.4%	72.2%

The exercise price of stock options is determined to be the market price of our common stock on the date immediately preceding the date of grant. These stock options become exercisable at varying dates and generally expire ten years from the date of grant. At December 31, 2015, options to purchase 5,245,977 shares of common stock were available for grant and 24,352,449 reserved shares of common stock were available for future issuance under our stock option plans.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Stock‑Based Compensation Award Activity

Option activity under our equity incentive plans was as follows:

				Weighted-
				Average
				Remaining
	Shares Available	Number of Shares	Weighted-Average	Contractual Term	Aggregate
	For Grant	Underlying Options	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2013	3,198,586	13,604,377	$11.52
Authorized for grant	7,775,000	—
Granted	(3,140,956)	3,140,956	$5.46
Exercised	—	—	$—
Cancelled	1,213,131	(1,213,131)	$8.26
Outstanding at December 31, 2013	9,045,761	15,532,202	$10.55
Authorized for grant	—	—
Granted	(3,467,120)	3,467,120	$3.39
Exercised	—	(11,219)	$3.44
Cancelled	2,017,430	(2,017,430)	$10.75
Outstanding at December 31, 2014	7,596,071	16,970,673	$9.07
Authorized for grant	—	—
Granted	(3,875,170)	3,875,170	$2.28
Exercised	—	(214,295)	$2.75
Cancelled	1,525,076	(1,525,076)	$17.56
Outstanding at December 31, 2015	5,245,977	19,106,472	$7.08	5.85	$3,053,499
Vested and expected to vest at December 31, 2015		18,958,691	$7.12
Exercisable at December 31, 2015		15,089,131	$8.24	5.08	$865,450
Exercisable at December 31, 2014		14,243,893	$10.09
Exercisable at December 31, 2013		13,246,612	$11.44

Of the 3,875,170 common stock options granted during 2015,  1,175,000 shares were related to performance-based stock option awards which will vest upon the achievement of a corporate performance-based milestone related to the progress of the Phase 3 clinical program of fostamatinib in ITP.  Of the 3,467,120 common stock options granted during 2014, 950,000 shares were related to performance-based stock option awards, of which only 700,000 shares remain outstanding due to the cancellation of the 250,000 shares in the fourth quarter of 2014.  These remaining shares will vest upon the achievement of certain corporate performance-based milestones related to the progress and success of the Phase 3 clinical program of fostamatinib in ITP. Weighted‑average grant date fair value of options granted during 2015, 2014 and 2013 was $1.40,  $2.32 and $3.34, respectively.

The aggregate intrinsic value of the stock options in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in‑the‑money at December 31, 2015. At December 31, 2015 and 2014, we had 4,017,340 and 2,726,779, respectively, of nonvested stock options, with approximately $2.2 million and $24,000 intrinsic value at December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, aggregate intrinsic value of options exercised under our stock option plans was approximately $252,000 and $10,000,  respectively, determined as of the date of the stock option exercise.

As of December 31, 2015, there was approximately $4.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock‑based compensation arrangements granted under our stock option plans and approximately $276,000 of total unamortized compensation cost related to our Purchase Plan. The unamortized compensation cost related to our stock option plans and our Purchase Plan is expected to be recognized over a weighted‑ average period of approximately 0.9 years and 0.4 years, respectively. For the years ended December 31, 2015

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

and 2014, there were 2,326,021 and 2,456,622 shares vested, respectively, with weighted‑average exercise price of $3.13 and $4.74, respectively.

Details of our stock options by exercise price are as follows as of December 31, 2015:

	Options Outstanding			Options Exercisable
	Number of	Weighted-Average
	Outstanding	Remaining	Weighted-Average	Number of	Weighted-Average
Exercise Price	Options	Contractual Life (in years)	Exercise Price	Options	Exercise Price
$1.68 - $2.14	3,398,170	8.99	$2.14	965,799	$2.14
$2.72 - $3.59	3,818,711	7.99	3.43	2,419,487	3.40
$3.64 - $6.51	3,613,435	5.53	6.31	3,432,883	6.37
$6.55 - $7.40	2,490,644	4.24	6.81	2,490,644	6.81
$7.53 - $9.62	3,392,461	4.83	8.70	3,387,320	8.70
$9.74 - $26.45	2,393,051	1.58	19.11	2,392,999	19.11
$1.68 - $26.45	19,106,472	5.85	7.08	15,089,132	8.24

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (Purchase Plan) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 576,537,  505,877 and 383,717 shares of common stock during 2015, 2014 and 2013, respectively, pursuant to the Purchase Plan at an average price of $2.03,  $2.24 and $2.74, respectively. For 2015, 2014 and 2013, the weighted average fair value of awards granted under our Purchase Plan was $1.05,  $1.42 and $2.05, respectively. As of December 31, 2015, we had 3,001,616 reserved shares of common stock available for future issuance under the Purchase Plan.

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black‑Scholes option pricing model, which uses weighted‑ average assumptions. Our Purchase Plan provides for a twenty‑four month offering period comprised of four six‑month purchase periods with a look‑back option. A look‑back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2014 because the fair market value of our stock on December 31, 2013 was lower than the fair market value of our stock on July 1, 2013, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and will recognize the related stock‑based compensation expense according to FASB ASC Subtopic No. 718‑50, Employee Share Purchase Plan. The total incremental fair value for this Purchase Plan “reset” was approximately $577,000, that will be recognized from January 2, 2014 to December 31, 2015. On January 2, 2015, we had another “reset” because the fair market value of our stock on December 31, 2014 was lower than the fair market value of our stock on July 1, 2014, the first day of another offering period. We applied modification accounting in accordance with the relevant guidance and determined that the incremental fair value associated with this Purchase Plan “reset” was approximately $792,000 that will be recognized from January 2, 2015 to December 31, 2016.

The following table summarizes the weighted‑average assumptions related to our Purchase Plan for the years ended December 31, 2015, 2014 and 2013. Expected volatilities for our Purchase Plan are based on the two‑year

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

historical volatility of our stock. Expected term represents the weighted‑ average of the purchase periods within the offering period. The risk‑free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Year Ended
	December 31,
	2015	2014	2013
Risk-free interest rate	0.6%	0.3%	0.2%
Expected term (in years)	1.5	1.7	1.4
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	61.2%	66.0%	64.4%

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2015	2014
Checking account	$2,118	$175
Money market funds	26,291	10,027
U. S. treasury bills	9,048	2,010
Government-sponsored enterprise securities	48,613	45,786
Corporate bonds and commercial paper	40,206	85,161
	$126,276	$143,159
Reported as:
Cash and cash equivalents	$43,456	$15,203
Short-term investments	82,820	127,956
	$126,276	$143,159

Cash equivalents and short-term investments included the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$9,061	$—	$(13)	$9,048
Government-sponsored enterprise securities	48,643	1	(31)	48,613
Corporate bonds and commercial paper	40,207	11	(12)	40,206
Total	$97,911	$12	$(56)	$97,867

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$2,010	$—	$—	$2,010
Government-sponsored enterprise securities	45,793	4	(11)	45,786
Corporate bonds and commercial paper	85,161	21	(21)	85,161
Total	$132,964	$25	$(32)	$132,957

As of December 31, 2015, the contractual maturities of our cash equivalents and short-term investments were (in thousands):

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

	Years to Maturity
		After One Year
	Within	Through
	One Year	Two Years
U. S. treasury bills	$4,753	$4,295
Government-sponsored enterprise securities	48,613	—
Corporate bonds and commercial paper	40,206	—
	$93,572	$4,295

As of December 31, 2015, our cash equivalents and short-term investments had a weighted‑average time to maturity of approximately 118 days. We view our short-term investments portfolio as available for use in current operations.  Accordingly, we have classified certain securities as short-term investments on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date. We have the ability to hold all investments as of December 31, 2015 through their respective maturity dates. At December 31, 2015, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of December 31, 2015, a total of 43 individual securities had been in an unrealized loss position for 12 months or less and the losses were deemed to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at December 31, 2015.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2015	Fair Value	Unrealized Losses
U. S. treasury bills	$8,294	$(13)
Government-sponsored enterprise securities	41,266	(31)
Corporate bonds and commercial paper	17,826	(12)
Total	$67,386	$(56)

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Level 2—Are inputs, other than quoted prices included in Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

The fair valued assets we hold that are generally assessed under Level 2 included government‑sponsored enterprise securities, U. S. treasury bills and corporate bonds and commercial paper. We utilize third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. We use quotes from external pricing service providers and other on‑line quotation systems to verify the fair value of investments provided by our third party pricing service providers. We review independent auditor’s reports from our third party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that our internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$26,291	$—	$—	$26,291
U. S. treasury bills	—	9,048	—	9,048
Government-sponsored enterprise securities	—	48,613	—	48,613
Corporate bonds and commercial paper	—	40,206	—	40,206
Total	$26,291	$97,867	$—	$124,158

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$10,027	$—	$—	$10,027
U. S. treasury bills	—	2,010	—	2,010
Government-sponsored enterprise securities	—	45,786	—	45,786
Corporate bonds and commercial paper	—	85,161	—	85,161
Total	$10,027	$132,957	$—	$142,984

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Laboratory equipment	$17,892	$23,228
Computer and software	1,189	1,225
Furniture and equipment	682	1,177
Total property and equipment	$19,763	$25,630
Less accumulated depreciation and amortization	(18,150)	(23,121)
Property and equipment, net	$1,613	$2,509

During 2015 and 2014, we disposed of approximately $6.5 million and $1.6 million, respectively, of fully depreciated assets.

Total depreciation and amortization expense was $1.4 million, $2.4 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8. LONG‑TERM OBLIGATIONS

We currently lease our research and office space under a noncancelable lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC) which expires in 2018. The lease term provides for renewal option for up to two additional periods of five years each, and rental payments on a graduated scale. We determined our existing lease agreement to be an operating lease and recognize rent expense on a straight‑line basis over the lease period.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. We expect to receive over $5.0 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) over the remaining term of the sublease. In connection with this sublease, we recognized a  loss on sublease of $9.3 million during the fourth quarter of 2014.  We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively.  For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.  Further, in conjunction with our facilities lease, we have previously issued to our landlord warrants to purchase our common stock.  We have previously capitalized the fair value of these warrants at issuance as part of our other long-term assets and they are being amortized over the term of our lease.  As a result of the sublease agreement that we entered into in December 2014, we included approximately $265,000 representing the unamortized portion of the warrant fair value attributable to the sublet space in the determination of our loss on sublease (see Note 9). The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows.

The changes in the liability related to the sublease agreement during the year ended December 31, 2015 were as follows (in thousands):

Balance at January 1, 2015	$9,269
Accretion of deferred liability	559
Amortization of deferred liability	(3,363)
Balance at December 31, 2015	$6,465

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

At December 31, 2015, future minimum lease payments and obligations under our noncancelable operating lease, net of sublease receipts, were as follows (in thousands):

	Operating	Sublease
For years ending December 31,	Lease	Receipts	Net
2016	$15,530	$(2,771)	$12,759
2017	16,153	(2,854)	13,299
2018	1,351	(196)	1,155
Total minimum payments required	$33,034	$(5,821)	$27,213

Rent expense under our operating lease amounted to approximately $8.9 million (net of sublease income, subtenant’s share of certain facilities operating expense and amortization of deferred liability in the aggregate total of $6.3 million),  $15.1 million and $14.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2015 and 2014, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

Warrants

In conjunction with the facilities lease entered into in May 2001, we issued a warrant to the lessor to purchase 16,666 shares of our common stock at an exercise price of $80.21 per share, a 15% premium to market at the time of issuance. This warrant expired unexercised in May 2006. The fair market value of this warrant, as determined using the Black‑Scholes valuation model, was approximately $683,000. This amount has been capitalized in other long‑term assets and is being amortized into expense over the life of the lease. As of December 31, 2015, approximately $58,000 remained to be amortized over the remaining term of the lease.

In conjunction with the facilities lease amendment in October 2002, we issued a warrant to the lessor to purchase 55,555 shares of our common stock at an exercise price of $17.73 per share. The warrant expired unexercised in October 2007. The fair value of this warrant, as determined using the Black‑Scholes valuation model, was approximately $565,000. This amount has been capitalized in other long‑term assets and is being amortized into expense over the life of the lease. As of December 31, 2015, approximately $48,000 remained to be amortized over the term of the lease.

In conjunction with the facilities lease amendment in July 2006, we issued a warrant to the lessor to purchase 100,000 shares of our common stock at an exercise price of $10.57 per share. The fair value of this warrant, as determined using the Black‑Scholes valuation model, was approximately $801,000. This amount has been included in other long‑term assets and is being amortized into expense over the term of the lease. As of December 31, 2015, approximately $88,000 remained to be amortized over the term of the lease. The lease agreement was further amended in March 2009. The lease amendment provided for the cancellation of the abovementioned warrant to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock. The exercise price per share of the new warrant is $6.61. The new warrant is outstanding as of December 31, 2015 and remains exercisable at any time up to February 2016. We applied modification accounting in

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2009 and determined the fair value of this warrant using the Black‑Scholes valuation model. The incremental fair value of the new warrant as a result of the modification is $616,000. This amount has been included in other long‑term assets and is being amortized into expense over the term of the lease. As of December 31, 2015, approximately $89,000 remained to be amortized over the term of the lease.

As discussed in Note 8, as a result of the sublease agreement that we entered into in December 2014, we included approximately $265,000 representing the unamortized portion of the above fair value of warrants attributable to the sublet space in the determination of our loss on sublease during the year ended December 31, 2014.

Controlled Equity Offering

In August 2015, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor, as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. All sales of our common stock will be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (SEC) on July 13, 2015. Cantor is acting as our sole sales agent for any sales made under the Sales Agreement for a low single-digit commission on gross proceeds. The common stock is being sold at prevailing market prices at the time of the sale. Unless otherwise terminated earlier, the Controlled Equity OfferingSM Sales Agreement continues until all shares available under the agreement have been sold. During the year ended December 31, 2015, approximately, 1,722,312 shares of our common stock were sold under the Sales Agreement with aggregate net proceeds of $5.5 million. At December 31, 2015, we had approximately $24.3 million in shares of our common stock registered for sale under the Sales Agreement.

10. INCOME TAXES

For the years ended December 31, 2015, 2014 and 2013, our loss before income taxes was from domestic operations. For the years ended December 31, 2015, 2014 and 2013, we did not record a provision for income taxes due to our net loss.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$276,740	$268,400
Orphan drug and research and development credits	36,387	31,735
Deferred compensation	22,647	28,408
Capitalized research and development expenses	1,761	20,312
Other, net	4,966	7,876
Total deferred tax assets	342,501	356,731
Valuation allowance	(342,501)	(356,731)
Net deferred tax assets	$—	$—

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Valuation allowance	31.3%	32.3%	37.9%
Other, net	2.7%	1.7%	(3.9)%
Effective tax rate	0.0%	0.0%	0.0%

In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre‑change net operating loss carryovers and tax credits to offset future taxable income. Our existing net operating loss carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our net operating loss carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2015. We did not experience any significant changes in ownership in 2015 and 2014. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

As of December 31, 2015, we had net operating loss carryforwards for federal income tax purposes of approximately $764.7 million, which expire beginning in the year 2019 and state net operating loss carryforwards of approximately $424.8 million, which expire beginning in the year 2016. We had elected the three-factor apportionment formula pursuant to the Multistate Tax Compact, or MTC in determining the state net operating loss carryforwards for 2013 and 2014. In December 2015, the California Supreme Court overturned the California Appellate court decision on The Gillette Company et al. v. California Franchise Tax Board. The court held that the taxpayers couldn’t elect an evenly weighted, three-factor apportionment formula pursuant to the MTC. As a result of the California Supreme Court decision, we reduced our deferred tax assets and offsetting valuation allowance related to the California NOL calculated in 2013 and 2014 pursuant to the MTC election.

We have general business credits of approximately $25.6 million, which will expire beginning in 2023, if not utilized, and is comprised of research and development credits and orphan drug credits. We also have state research and development tax credits of approximately$23.6 million, which have no expiration date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $14.2 million and increased by approximately $62.6 million for the years ended December 31, 2015 and 2014, respectively.

Included in the valuation allowance balance at December 31, 2015 and 2014 is approximately $2.5 million of tax deductions related to the exercise of stock options prior to the adoption of ASC 718 which have not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations. As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include loss carryforward tax assets of approximately $1.7 million at December 31, 2015 and 2014 that arose directly from (or the use of which was postponed by) tax deductions related to stock‑based compensation expense in excess of compensation expense recognized for financial reporting. Equity will be increased by approximately $1.7 million if and when such deferred tax assets are ultimately realized.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2015	2014
Balance at the beginning of the year	$5,374	$5,001
Increase related to prior year tax positions	11,332	—
Increase related to current year tax positions	572	373
Balance at the end of the year	$17,278	$5,374

Included in the balance of unrecognized tax benefits at December 31, 2015 and 2014, respectively, are $12.2 million and $4.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. No income tax benefit would be realized due to the Company’s valuation allowance position. We do not anticipate a significant change to the unrecognized tax benefits over the next twelve months.

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

11. SEVERANCE AGREEMENT WITH FORMER CEO

In 2014, we entered into a severance agreement with our former CEO pursuant to his resignation as CEO and member of the Board of Directors effective November 20, 2014, and his retirement effective December 31, 2014. The severance agreement provides for cash severance payments of $1.1 million payable in installments over a duration of 18 months beginning on January 1, 2015,  which is included as part of the Accrued Compensation account in the Balance Sheets.  Also as part of the severance arrangement, we extended the date to which our former CEO had the right to exercise his vested options. In addition, we also accelerated the vesting of certain of his unvested stock options (refer to Note 4). The change in the severance liability to our former CEO during the year ended December 31, 2015 was as follows (in thousands):

Balance at January 1, 2015	$1,091
Payments during the year	(724)
Balance at December 31, 2015	$367

12. SELECTED QUARTERLY FINANCIAL DATA

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(unaudited, in thousands, except per share amounts)
Revenue	$2,178	$5,184	$12,996	$8,537	$—	$—	$—	$8,250
Net loss	$(18,193)	$(13,912)	$(6,672)	$(12,687)	$(22,303)	$(25,391)	$(20,942)	$(22,272)
Net loss per share, basic and diluted	$(0.21)	$(0.16)	$(0.08)	$(0.14)	$(0.25)	$(0.29)	$(0.24)	$(0.25)
Weighted average shares used in computing net loss per share, basic and diluted	88,043	88,137	88,506	89,038	87,526	87,532	87,793	87,793

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

We have audited Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Rigel Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rigel Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Rigel Pharmaceuticals, Inc. and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 8, 2016

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions “Election of Directors” and “Management—Executive Officers” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015. Such information is incorporated herein by reference.

In 2003, we adopted a code of ethics, the Rigel Pharmaceuticals, Inc. Code of Conduct, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is on our website at http://media.corporate‑ir.net/media_files/IROL/12/120936/corpgov/codeofconduct.pdf. If we make any amendments to the code or grant any waiver from a provision of the code applicable to any executive officer or director, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8‑K by disclosing the nature of the amendment or waiver on our website at the address and the location specified above.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015. Such information is incorporated herein by reference.

Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015. Such information is incorporated herein by reference.

Information regarding our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015. Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015. Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are being filed as part of this Annual Report on Form 10‑K:
1.	Financial Statements—Index to Financial Statements in Item 8 of this Annual Report on Form 10‑K including selected quarterly financial data for the last two years in Note 13.
2.	Financial Statement Schedules—None—As all required disclosures have been made in the footnotes to the financial statements.
3.	See Exhibit Index at the end of this Annual Report, which is incorporated herein by reference. The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 8, 2016.

Rigel Pharmaceuticals, Inc.

By:	/s/ Raul R. Rodriguez
Raul R. Rodriguez Chief Executive Officer

By:	/s/ Ryan D. Maynard
Ryan D. Maynard Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raul R. Rodriguez and Ryan D. Maynard, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys‑in‑fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Raul R. Rodriguez	Chief Executive Officer and Director	March 8, 2016
Raul R. Rodriguez	(Principal Executive Officer)

/s/ Ryan D. Maynard	Executive Vice President and Chief Financial Officer	March 8, 2016
Ryan D. Maynard	(Principal Finance and Accounting Officer)

/s/ Donald G. Payan	Executive Vice President, President of	March 8, 2016
Donald G. Payan	Discovery and Research, and Director

/s/ Gary A. Lyons	Chairman of the Board	March 8, 2016
Gary A. Lyons

/s/ Bradford S. Goodwin	Director	March 8, 2016
Bradford S. Goodwin

/s/ Keith A. Katkin	Director	March 8, 2016
Keith A. Katkin

/s/ Walter H. Moos	Director	March 8, 2016
Walter H. Moos

/s/ Peter S. Ringrose	Director	March 8, 2016
Peter S. Ringrose

/s/ Stephen A. Sherwin	Director	March 8, 2016
Stephen A. Sherwin

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8‑ K (No. 000‑29889) dated May 29, 2012, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑ 29889), dated February 2, 2007, and incorporated herein by reference).

4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S‑1 (No. 333‑45864), as amended, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) dated June 24, 2003, and incorporated herein by reference).

4.3

Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009 (No. 000‑29889) and incorporated herein by reference).

10.1+

Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel’s Registration Statement on Form S‑1 (No. 333‑45864), as amended, and incorporated herein by reference).

10.2

Collaboration Agreement between Rigel and Janssen Pharmaceutical N.V., dated December 4, 1998 (filed as an exhibit to Rigel’s Registration Statement on Form S‑1 (No. 333‑45864), as amended, and incorporated herein by reference).

10.3

Collaborative Research and License Agreement between Rigel and Pfizer Inc., dated January 31, 1999 (filed as an exhibit to Rigel’s Registration Statement on Form S‑1 (No. 333‑45864), as amended, and incorporated herein by reference).

10.4

Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 26, 1999 (filed as an exhibit to Rigel’s Registration Statement on Form S‑1 (No. 333‑45864), as amended, and incorporated herein by reference).

10.5

Build‑to‑Suit Lease between Rigel and Slough BTC, LLC, dated May 16, 2001 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2001 (No. 000‑29889) and incorporated herein by reference).

10.6*

Amendment to Build‑to‑Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10‑K, as amended, for the fiscal year ended December 31, 2002 (No. 000‑29889) and incorporated herein by reference).

10.7

Amendment No. Two to Build‑to‑Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009 (No. 000‑29889) and incorporated herein by reference).

10.8

Amendment No. Three to Build‑to‑Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009 (No. 000‑29889) and incorporated herein by reference).

10.9

Amendment No. Four to Build‑to‑Suit Lease between Rigel and HCP BTC, LLC, dated February 1, 2009 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009 (No. 000‑29889) and incorporated herein by reference).

10.10

First Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated May 18, 2001 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2001 (No. 000‑ 29889) and incorporated herein by reference).

10.11*

Second Amendment to the Collaboration Agreement between Rigel and Novartis Pharma AG, dated July 6, 2001 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2001 (No. 000‑29889) and incorporated herein by reference).

10.12

First Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated June 30, 2000 (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2001 (No. 000‑29889) and incorporated herein by reference).

10.13

Second Amendment to the Collaboration Agreement by and between Rigel and Janssen Pharmaceutical N.V., dated December 4, 2001 (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2001 (No. 000‑29889) and incorporated herein by reference).

10.14*

Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2002 (No. 000‑29889) and incorporated herein by reference).

10.15+

Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10‑K, as amended, for the fiscal year ended December 31, 2002 (No. 000‑ 29889) and incorporated herein by reference).

10.16*

Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2005 (No. 000‑29889) and incorporated herein by reference).

10.17+	Form of Indemnity Agreement (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2007 (No. 000‑29889), as amended, and incorporated herein by reference).

10.18+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S‑8 (No. 333‑189523) filed on June 21, 2013 and incorporated herein by reference).

10.19+

2000 Non‑Employee Directors’ Stock Option Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015 (No. 000‑29889) filed on August 4, 2015 and incorporated herein by reference).

10.20+

Amended and Restated Employment Agreement between Rigel and Donald G. Payan, effective January 1, 2011 (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.21+

Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.22+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.23*

License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.24+	2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S‑8 (No. 333‑189523) filed on June 21, 2013 and incorporated herein by reference).

10.25*

Termination Agreement between Rigel and Pfizer, Inc., dated May 2, 2011 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011 (No. 000‑29889) and incorporated herein by reference).

10.26+

Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2011 (No. 000‑29889) and incorporated herein by reference).

10.27+	2012 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on February 8, 2012, and incorporated herein by reference).

10.28+	2013 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on February 14, 2013, and incorporated herein by reference).

10.29+	2014 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on May 20, 2014, and incorporated herein by reference).

10.30+	2015 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on January 30, 2015, and incorporated herein by reference).

10.31

Controlled Equity OfferingSM Sales Agreement, dated August 18, 2015, by and between Rigel Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on August 18, 2015, and incorporated herein by reference).

23.1#	Consent of Independent Registered Public Accounting Firm.

24.1#	Power of Attorney (included on signature page).

31.1#	Certification required by Rule 13a‑14(a) or Rule 15d‑14(a).

31.2#	Certification required by Rule 13a‑14(a) or Rule 15d‑14(a).

32.1•	Certification required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

+Management contract or compensatory plan.

*Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#Filed herewith.

•The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10‑K pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.