Form 10-Q
period 2016-03-31
RIGEL PHARMACEUTICALS INC
filed 2016-05-03
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of April 28, 2016, there were 92,144,382 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2016	2015(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,269	$43,456
Short-term investments	89,363	82,820
Accounts receivable	195	203
Prepaid and other current assets	1,779	2,545
Total current assets	105,606	129,024
Property and equipment, net	1,610	1,613
Other assets	1,064	1,110
	$108,280	$131,747
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,424	$2,763
Accrued compensation	3,152	6,251
Accrued research and development	7,239	4,953
Other accrued liabilities	847	1,133
Deferred revenue	8,593	13,427
Deferred liability – sublease, current portion	3,058	3,005
Deferred rent, current portion	2,398	2,264
Total current liabilities	27,711	33,796

Long-term portion of deferred liability – sublease	2,675	3,460
Long-term portion of deferred rent	2,421	3,083
Other long-term liabilities	21	27

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	91	91
Additional paid-in capital	1,084,422	1,082,980
Accumulated other comprehensive gain (loss)	49	(44)
Accumulated deficit	(1,009,110)	(991,646)
Total stockholders’ equity	75,452	91,381
	$108,280	$131,747

(1)	The balance sheet at December 31, 2015 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2015.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Contract revenues from collaborations	$5,029	$2,178
Costs and expenses:
Research and development	18,173	15,702
General and administrative	4,423	4,717
Total costs and expenses	22,596	20,419

Loss from operations	(17,567)	(18,241)
Interest income	103	48
Net loss	$(17,464)	$(18,193)

Net loss per share, basic and diluted	$(0.19)	$(0.21)

Weighted average shares used in computing net loss per share, basic and diluted	90,555	88,043

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(17,464)	$(18,193)
Other comprehensive income:
Net unrealized gain on short-term investments	93	24

Comprehensive loss	$(17,371)	$(18,169)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(17,464)	$(18,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	324	435
Stock-based compensation expense	1,438	2,054
Changes in assets and liabilities:
Accounts receivable	8	5,644
Prepaid and other current assets	766	367
Other assets	46	28
Accounts payable	(339)	(477)
Accrued compensation	(3,099)	882
Accrued research and development	2,286	455
Other accrued liabilities	(286)	458
Deferred revenue	(4,834)	27,928
Deferred rent and other long term liabilities	(1,266)	(1,594)
Net cash provided by (used in) operating activities	(22,420)	17,987
Investing activities
Purchases of short-term investments	(47,446)	(49,977)
Maturities of short-term investments	40,996	59,520
Capital expenditures	(321)	(32)
Net cash provided by (used in) investing activities	(6,771)	9,511
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	4	17
Net cash provided by financing activities	4	17
Net increase (decrease) in cash and cash equivalents	(29,187)	27,515
Cash and cash equivalents at beginning of period	43,456	15,203
Cash and cash equivalents at end of period	$14,269	$42,718

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

2.Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2015 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

3.Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, under Accounting Standards Codification (ASC) Subtopic 205-40, Presentation of Financial Statements—Going Concern. ASU No. 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 is effective for the annual period ending after December 15, 2016 and early adoption is permitted. We plan to adopt this new standard in our annual financial statements for the year ending December 31, 2016. We will continue to evaluate the guidance under ASU No. 2014-15 and present the required disclosures within our financial statements at the time of adoption. The actual impact will be dependent upon our liquidity and the nature or significance of future events or conditions that exist upon the adoption of this new standard.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption, and we have not yet determined which approach we will apply. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on January 1, 2018. We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

In February 2016, the FASB issued ASU No. 2016-02—Leases, which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this new standard on January 1, 2019.  We are currently evaluating the potential impact of the adoption of ASU No. 2016-02 on our financial statements and cannot estimate the impact of adoption at this time.

In March 2016, the FASB issued ASU No. 2016-09—Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. We plan to adopt this new standard on January 1, 2017. We are currently evaluating the potential impact of the adoption of ASU No. 2016-09 on our financial statements and cannot estimate the impact of adoption at this time.

4. Stock Award Plans

We have three stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan) and 2000 Non-Employee Directors’ Stock Option Plan (Directors’ Plan), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), wherein eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock-based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest. We review our forfeiture rates each quarter and make any necessary changes to our estimates. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense.

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended
	2016	2015
Outstanding stock options	21,856	20,077
Warrant to purchase common stock	200	200
Purchase Plan	97	79
	22,153	20,356

6.Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$693	$1,160
General and administrative	745	894
Total stock-based compensation expense	$1,438	$2,054

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans, including the performance-based stock option awards which will vest upon the achievement of a corporate performance-based milestone, for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Risk-free interest rate	1.8%	1.8%
Expected term (in years)	6.6	6.5
Dividend yield	0.0%	0.0%
Expected volatility	60.5%	64.9%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 3,184,250 shares of common stock during the three months ended March 31, 2016, with a grant-date weighted-average fair value of $1.60 per share. Of the 3,184,250 common stock options granted, 1,015,000 shares with a grant date fair value of $1.7 million were related to performance-based stock option awards which will vest upon the achievement of a corporate performance-based milestone which we did not consider probable as of March 31, 2016. Accordingly, no stock-based compensation cost was recognized during the three months ended March 31, 2016 for these performance-based stock option awards.

We granted options to purchase 3,505,125 shares of common stock during the three months ended March 31, 2015, with a grant-date weighted-average fair value of $1.31 per share. Of the 3,505,125 common stock options granted, 1,175,000 shares were related to performance-based stock option awards which vested upon the achievement of a corporate performance-based milestone in the first quarter of 2016.

As of March 31, 2016, there was approximately $7.9 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to all unvested options granted under our equity incentive plans. Of this amount, approximately $2.5 million of unrecognized stock compensation expense relate to the performance-based stock option awards, of which the underlying corporate performance-based milestone was not probable of achievement as of March 31, 2016.

At March 31, 2016, there were 2,494,985 shares of common stock available for future grant under our equity incentive plans and 1,666 options to purchase shares were exercised during the three months ended March 31, 2016.

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

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted- average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2015 because the fair market value of our stock on December 31, 2014 was lower than the fair market value of our stock on July 1, 2014, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and will recognize the related stock-based compensation expense according to FASB ASC Subtopic No. 718-50, Employee Share Purchase Plans. The total incremental fair value for this Purchase Plan “reset” was approximately $792,000 and is being recognized from January 2, 2015 to December 31, 2016.

As of March 31, 2016, there were approximately 3,001,616 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three months ended March 31, 2016 and 2015. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Three Months Ended
	March 31,
	2016	2015
Risk-free interest rate	0.7%	0.6%
Expected term (in years)	1.8	1.5
Dividend yield	0.0%	0.0%
Expected volatility	61.5%	61.2%

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

8.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a participant in our collaboration agreement with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation is limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the agreement. We do not have ongoing participation obligations under our agreements with Aclaris Therapeutics International Limited (Aclaris) for the development and commercialization of certain janus kinase (JAK) inhibitors for the treatment of alopecia areata and other dermatological conditions, AstraZeneca (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program, and Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $533.6 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $150.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.  Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

In October 2015, we entered into a non-exclusive license agreement with a third party, pursuant to which we received a payment in the single-digit millions in exchange for granting a non-exclusive license to certain limited intellectual property rights. We concluded that the granting of the license, which was fully delivered to such third party in the fourth quarter of 2015, represents the sole deliverable under this agreement. Accordingly, we recognized the payment as revenue during the fourth quarter of 2015.

In August 2015, we entered into a license agreement with Aclaris, pursuant to which Aclaris will have exclusive rights and will assume responsibility for the continued development of certain JAK inhibitor compounds for the treatment of alopecia areata and other dermatological conditions. Under the license agreement, we received a noncreditable and non-refundable upfront payment of $8.0 million in September 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $80.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products under the agreement. We concluded that the granting of the license, which has been fully delivered to Aclaris in the third quarter of 2015, represents the sole deliverable under this agreement.  Accordingly, we recognized the $8.0 million payment as revenue during the third quarter of 2015.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period. During the three months ended March 31, 2016 and 2015, we recognized revenue of $4.8 million and $2.1 million, respectively, relating to the upfront payment and $195,000 and $106,000, respectively, relating to the research activities we performed. As of March 31, 2016, deferred revenue related to the $30.0 million upfront payment was $8.6 million.

9.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Cash	$338	$2,118
Money market funds	4,883	26,291
U. S. treasury bills	9,062	9,048
Government-sponsored enterprise securities	29,236	48,613
Corporate bonds and commercial paper	60,113	40,206
	$103,632	$126,276
Reported as:
Cash and cash equivalents	$14,269	$43,456
Short-term investments	89,363	82,820
	$103,632	$126,276

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2016	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$9,057	$5	$—	$9,062
Government-sponsored enterprise securities	29,231	9	(4)	29,236
Corporate bonds and commercial paper	60,074	40	(1)	60,113
Total	$98,362	$54	$(5)	$98,411

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$9,061	$—	$(13)	$9,048
Government-sponsored enterprise securities	48,643	1	(31)	48,613
Corporate bonds and commercial paper	40,207	11	(12)	40,206
Total	$97,911	$12	$(56)	$97,867

As of March 31, 2016, the contractual maturities of our cash equivalents and short-term investments were (in thousands):

	Years to Maturity
		After One Year
	Within	Through
	One Year	Two Years
U. S. treasury bills	$9,062	$—
Government-sponsored enterprise securities	27,737	1,499
Corporate bonds and commercial paper	59,111	1,002
	$95,910	$2,501

As of March 31, 2016, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 128 days. We view our short-term investments portfolio as available for use in current operations. Accordingly, we have classified our investments as short-term investments. We have the ability to hold all investments as of March 31, 2016 through their respective maturity dates. At March 31, 2016, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of March 31, 2016, a total of 16 individual securities had been in an unrealized loss position for 12 months or less and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at March 31, 2016.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

March 31, 2016	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$15,146	$(4)
Corporate bonds and commercial paper	9,257	(1)
Total	$24,403	$(5)

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

Level 2—Inputs, other than quoted prices included in Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$4,883	$—	$—	$4,883
U. S. treasury bills	—	9,062	—	9,062
Government-sponsored enterprise securities	—	29,236	—	29,236
Corporate bonds and commercial paper	—	60,113	—	60,113
Total	$4,883	$98,411	$—	$103,294

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$26,291	$—	$—	$26,291
U. S. treasury bills	—	9,048	—	9,048
Government-sponsored enterprise securities	—	48,613	—	48,613
Corporate bonds and commercial paper	—	40,206	—	40,206
Total	$26,291	$97,867	$—	$124,158

11.Sublease Agreement

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. We expect to receive approximately $5.1 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) over the remaining term of the sublease. In connection with this sublease, we recognized a loss on sublease of $9.3 million during the fourth quarter of 2014.  We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively.  For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.  The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows.  The changes in the liability related to the sublease agreement for the three months ended March 31, 2016 were as follows (in thousands):

Balance at January 1, 2016	$6,465
Accretion of deferred liability	109
Amortization of deferred liability	(841)
Balance at March 31, 2016	$5,733

12.Severance Agreement with Former Chief Executive Officer

In December 2014, we entered into a severance agreement with our former Chief Executive Officer (CEO) pursuant to his resignation as CEO and member of the Board of Directors effective November 20, 2014, and his retirement effective December 31, 2014. The severance agreement provided for, among other benefits, cash severance payments of $1.1 million payable in installments over a duration of 18 months beginning on January 1, 2015, which is included as part of the Accrued Compensation account in the Balance Sheets. The change in the severance liability to our former CEO for the three months ended March 31, 2016 was as follows (in thousands):

Balance at January 1, 2016	$367
Payments during the period	(180)
Balance at March 31, 2016	$187

13.Controlled Equity Offering

In August 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. All sales of our common stock will be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (SEC) on July 13, 2015.  Cantor is acting as our sole sales agent for any sales made under the Sales Agreement for a low single-digit commission on gross proceeds.  The common stock is being sold at prevailing market prices at the time of the sale.  Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the agreement have been sold.  During the three months ended March 31, 2016, no shares of common stock were sold under the Sales Agreement. As of March 31, 2016, 1,722,312 shares of our common stock were issued under the Sales Agreement with aggregate net proceeds of $5.5 million.  As of March 31, 2016, we had approximately $24.3 million in shares of our common stock registered for sale under the Sales Agreement.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a clinical-stage biotechnology company dedicated to the discovery and development of novel, targeted drugs in the therapeutic areas of immunology, oncology and immuno-oncology. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our current clinical programs include fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, which is in Phase 3 clinical trials for immune thrombocytopenic purpura (ITP); a Phase 2 clinical trial for autoimmune hemolytic anemia (AIHA); and a Phase 2 clinical trial for IgA nephropathy (IgAN). In addition, we have two oncology product candidates in Phase 1 development with partners BerGenBio AS and Daiichi Sankyo.

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

In October 2013, we met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program, called fostamatinib in thrombocytopenia (FIT), in which a total of 150 ITP patients will be randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients will have been diagnosed with persistent or chronic ITP, and have blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects will receive fostamatinib orally at 100 mg bid (twice daily) and the other third will receive placebo on the same schedule. Subjects are expected to remain on treatment for 24 weeks. At week four of treatment, subjects who meet certain platelet count and tolerability thresholds will have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program is a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation to fostamatinib, our oral SYK inhibitor, for the treatment of ITP. On April 1, 2016, we announced that we have completed enrollment for both studies in the FIT Phase 3 clinical program of fostamatinib in ITP. The first study in this program completed enrollment at the end of January and the second study has now completed enrollment.  The results from the first study are expected in the middle of 2016, with the results for the second study expected shortly thereafter. We plan to submit a New Drug Application to the FDA in the first quarter of 2017, subject to the positive results of the program.

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

Orally-available SYK inhibitor program.  Our Phase 2 clinical trial in patients with IgAN, called SIGN (SYK Inhibition for Glomerulonephritis) continues to enroll patients for the first cohort. We expect to report top line results for this cohort by the end of 2016.

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

Orally available SYK inhibitor program.  We initiated a Phase 2 clinical trial in patients with AIHA in February 2016. The trial is an open-label, multi-center, two-stage study that will evaluate the efficacy and safety of fostamatinib in patients with warm antibody AIHA who have previously received treatment for the disorder, but have relapsed. Stage 1 will enroll 17 patients who will receive 150 mg of fostamatinib orally twice a day for a period of 12 weeks.  The patients will return to the clinic every two weeks for blood draws and medical assessment.  The primary efficacy endpoint of this study is to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline. Stage 2 will begin after enrollment in Stage 1 has been completed and will include an additional 20 patients who will receive the same treatment protocol as Stage 1.  We expect to have results of the Stage 1 segment of the trial by the end of 2016.

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

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a participant in our collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation is limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the agreement. We do not have ongoing participation obligations under our agreements with Aclaris for the development and commercialization of certain JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $533.6 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $150.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.  Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. Because we do not control the research, development or commercialization of the product candidates generated under these agreements, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received in the next 12 months or thereafter. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these agreements and it is possible that we may never receive any additional significant contingent payments or royalties under these agreements.

In October 2015, we entered into a non-exclusive license agreement with a third party, pursuant to which we received a payment in the single-digit millions in exchange for granting a non-exclusive license to certain limited intellectual property rights. We concluded that the granting of the license, which was fully delivered to such third party in the fourth quarter of 2015, represents the sole deliverable under this agreement. Accordingly, we recognized the payment as revenue during the fourth quarter of 2015.

In August 2015, we entered into a license agreement with Aclaris, pursuant to which Aclaris will have exclusive rights and will assume responsibility for the continued development of certain JAK inhibitor compounds for the treatment of alopecia areata and other dermatological conditions. Under the license agreement, we received a noncreditable and non-refundable upfront payment of $8.0 million in September 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $80.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products under the agreement. We concluded that the granting of the license, which has been fully delivered to Aclaris in the third quarter of 2015, represents the sole deliverable under this agreement.  Accordingly, we recognized the $8.0 million payment as revenue during the third quarter of 2015.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period. During the three months ended March 31, 2016 and 2015, we recognized revenue of $4.8 million and $2.1 million, respectively, relating to the upfront payment and $195,000 and $106,000, respectively, relating to the research activities we performed. As of March 31, 2016, deferred revenue related to the $30.0 million upfront payment was $8.6 million.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended
	March 31,		From January 1, 2007*
	2016	2015	to March 31, 2016

Categories:
Research	$6,599	$5,539	$203,098
Development	8,429	6,210	291,711
Other	3,145	3,953	212,510
	$18,173	$15,702	$707,319

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $2.5 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively, and allocated stock-based compensation expenses of approximately $693,000 and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, AIHA and IgAN programs, and allocated facilities costs. For the three months ended March 31, 2015, a major portion of our total research and development expense was associated with our ITP and IgAN programs, salaries of our research and development personnel, and allocated facilities costs.

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

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenues

	Three Months Ended
	March 31,		Aggregate
	2016	2015	Change
		(in thousands)
Contract revenues from collaborations	$5,029	$2,178	$2,851

Contract revenues from collaborations of $5.0 million and $2.2 million during the three months ended March 31, 2016 and 2015 were comprised of the amortization of the $30.0 million upfront payment from BMS of $4.8 million and $2.1 million, respectively, and FTE fees we earned from BMS of $195,000 and $106,000, respectively. As of March 31, 2016, deferred revenue related to the $30.0 million upfront payment was $8.6 million. We expect the remaining unamortized portion of the upfront payment to be fully recognized as revenue through the third quarter of 2016. Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expense

	Three Months Ended
	March 31,		Aggregate
	2016	2015	Change
		(in thousands)
Research and development expense	$18,173	$15,702	$2,471
Stock-based compensation expense included in research and development expense	$693	$1,160	$(467)

The increase in research and development expense for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to the increase in research and development costs related to our fostamatinib in ITP and AIHA programs.  This was partially offset by the decrease in stock‑based compensation expense due mainly to the full recognition of stock‑based compensation expense related to options granted in the prior years and the non-recognition of stock-based compensation expense for certain performance-based stock options granted in 2016 until the occurrence of a certain corporate milestone becomes probable.  We expect that our research and development expense will increase through 2016 due to the continued progress of our Phase 3 clinical trials in ITP and Phase 2 clinical trial in IgAN, as well as our recently initiated Phase 2 clinical trial in AIHA.

General and Administrative Expense

	Three Months Ended
	March 31,		Aggregate
	2016	2015	Change
		(in thousands)
General and administrative expense	$4,423	$4,717	$(294)
Stock-based compensation expense included in general and administrative expense	$745	$894	$(149)

The decrease in general and administrative expense for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to the decreases in stock‑based compensation expense as discussed above, as well as patent costs.

Interest Income

	Three Months Ended
	March 31,		Aggregate
	2016	2015	Change
		(in thousands)
Interest income	$103	$48	$55

Interest income results from our interest-bearing cash and investment balances. The increase in interest income for the three months ended March 31, 2016, as compared to the same period in 2015 was primarily due to the higher yield on our investment portfolio.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to our stock based compensation, impairment issues, the estimated useful life of assets, estimated research term on our collaboration agreement with BMS, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern. ASU No. 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 is effective for the annual period ending after December 15, 2016 and early adoption is permitted. We plan to adopt this new standard in our annual financial statements for the year ending December 31, 2016. We will continue to evaluate the guidance under ASU No. 2014-15 and present the required disclosures within our financial statements at the time of adoption. The actual impact will be dependent upon our liquidity and the nature or significance of future events or conditions that exist upon the adoption of this new standard.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption, and we have not yet determined which approach we will apply. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on January 1, 2018. We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

In February 2016, the FASB issued ASU No. 2016-02—Leases, which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this new standard on January 1, 2019.  We are currently evaluating the potential impact of the adoption of ASU No. 2016-02 on our financial statements and cannot estimate the impact of adoption at this time.

In March 2016, the FASB issued ASU No. 2016-09—Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. We plan to adopt this new standard on January 1, 2017. We are currently evaluating the potential impact of the adoption of ASU No. 2016-09 on our financial statements and cannot estimate the impact of adoption at this time.

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

As of March 31, 2016, we had approximately $103.6 million in cash, cash equivalents and short term investments, as compared to approximately $126.3 million as of December 31, 2015, a decrease of approximately $22.7 million. The decrease was primarily attributable to the payments associated with funding our operating expenses for the three months ended March 31, 2016. In August 2015, we entered into Controlled Equity OfferingSM Sales Agreement with Cantor, as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. The common stock is being sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. During the three months ended March 31, 2016, no shares of common stock were sold under the Sales Agreement. As of March 31, 2016, 1,722,312 shares of our common stock were issued under the Sales Agreement with aggregate net proceeds of $5.5 million. As of March 31, 2016, we had approximately $24.3 million of common stock registered for sale under the Sales Agreement. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. We expect to receive approximately $5.1 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) over the remaining term of the sublease through January 2018. During the three months ended March 31, 2016, we received approximately $1.1 million of sublease income and reimbursements.

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

For the three months ended March 31, 2016 and 2015, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(22,420)	$17,987
Investing activities	(6,771)	9,511
Financing activities	4	17
Net increase (decrease) in cash and cash equivalents	$(29,187)	$27,515

Net cash used in operating activities was approximately $22.4 million for the three months ended March 31, 2016, compared to net cash provided by operating activities of approximately $18.0 million for the three months ended March 31, 2015. Net cash used in operating activities for the three months ended March 31, 2016 was primarily due to the cash payments related to our research and development programs. Net cash provided by operating activities for the three months ended March 31, 2015 was primarily due to the $30.0 million upfront payment we received from BMS, partially offset by cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash used in investing activities was approximately $6.8 million for the three months ended March 31, 2016, compared to net cash provided by investing activities of approximately $9.5 million for the three months ended March 31, 2015.  Net cash used in investing activities for the three months ended March 31, 2016 was primarily due to the net purchases of short-term investments as well as capital expenditures.  Net cash provided by investing activities for the three months ended March 31, 2015 was primarily due to the net maturities of short-term investments, partially offset by capital expenditures. Capital expenditures were approximately $321,000 for the three months ended March 31, 2016, compared to approximately $32,000 for the same period in 2015.

Net cash provided by financing activities was approximately $4,000 for the three months ended March 31, 2016, compared to approximately $17,000 for the three months ended March 31, 2015. Net cash provided by financing activities relate to the cash proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

As of March 31, 2016, we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease(1)	$29,189	$15,685	$13,504	$—	$—

(1)

In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of $5.1 million over the remaining term of the sublease.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016.

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

There is a high risk that drug discovery and development efforts might not generate successful product candidates.*

At the present time, the majority of our operations are in various stages of drug identification and development. We currently have various product candidates in the clinical testing stage. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts. We have invested a significant portion of our efforts and financial resources into the development of fostamatinib.  Our ability to generate product revenue, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of one of our product candidates. For example, we do not know if our Phase 3 clinical program to study fostamatinib in ITP will be successful, or will be granted regulatory approval, if at all.

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

We cannot assure you that we will be able to successfully complete the clinical development of our product candidates or receive regulatory approval to ultimately commercialize any of our other product candidates. For example, if we are unable to ultimately commercialize fostamatinib, our business will be harmed.

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

Even if our product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.*

If any of our product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the willingness of physicians to change their current treatment practices;

•	the willingness of hospitals and hospital systems to include our product candidates as treatment options;

•	demonstration of efficacy and safety in clinical trials;

•	the prevalence and severity of any side effects;

•	the ability to offer product candidates for sale at competitive prices;

•	the price we charge for our product candidates;

•	the strength of marketing and distribution support; and

•	the availability of third-party coverage or reimbursement.

If any of our product candidates are approved, if at all, but do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable on a sustained basis.

We are in the initial stages of developing our sales, marketing and distribution capabilities. If we are unable to develop effective sales, marketing and distribution capabilities on our own or through collaborations or other marketing partners, we will not be successful in commercializing one or more of our product candidates.*

We are in the early stages of developing our sales and marketing infrastructure and have never sold, marketed or distributed therapeutic products. To achieve commercial success for any of our product candidates, if at all approved, we must either develop a sales and marketing organization or outsource these functions to third parties. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of one or more of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues will be lower than if we market and sell any products that we develop ourselves.

We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market one or more of our product candidates effectively, which could damage our reputation. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Delays in clinical testing could result in increased costs to us.*

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed or our clinical trials could become too expensive to complete. Significant delays in clinical testing could materially impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays from scaling up of a study, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third-party organizations to meet their obligations could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. For example, any number of those issues could arise with our clinical trials causing a delay. Delays of this sort could occur for the reasons identified above or other reasons. If we have delays in conducting the clinical trials or obtaining regulatory approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $17.6 million for the three months ended March 31, 2016. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur losses from operations and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of March 31, 2016, we had an accumulated deficit of approximately $1.0 billion. The extent of our future losses or profitability, if any, is highly uncertain.

If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties now and in the future. We rely on these arrangements for not only financial resources, but also for expertise we need now and in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if these collaborations or additional collaborations with third parties, if any, will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. In addition, our corporate collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate or development program. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason, including corporate restructuring, such failure might delay our ongoing research and development efforts, because we might not receive any future payments, and we would not receive any royalties associated with such compound or product. We conducted a Phase 3 clinical program to study fostamatinib in ITP on our own. We may seek another collaborator or licensee in the future for clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. If we are unable to form new collaborations or enter into new license agreements, our research and development efforts could be delayed. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 77 pending patent applications and about 336 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1	Offer Letter from Rigel Pharmaceuticals, Inc. to Anne-Marie Duliege, dated February 4, 2016

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2016

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 3, 2016

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1	Offer Letter from Rigel Pharmaceuticals, Inc. to Anne-Marie Duliege, dated February 4, 2016

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.