Form 10-Q
period 2016-06-30
RIGEL PHARMACEUTICALS INC
filed 2016-08-02
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of July 27, 2016, there were 94,589,643 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2016	2015(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,946	$43,456
Short-term investments	69,994	82,820
Accounts receivable	95	203
Prepaid and other current assets	1,862	2,545
Total current assets	96,897	129,024
Property and equipment, net	1,581	1,613
Other assets	842	1,110
	$99,320	$131,747
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,506	$2,763
Accrued compensation	3,119	6,251
Accrued research and development	6,702	4,953
Other accrued liabilities	1,269	1,133
Deferred revenue	3,760	13,427
Deferred liability – sublease, current portion	3,112	3,005
Deferred rent, current portion	2,533	2,264
Total current liabilities	22,001	33,796

Long-term portion of deferred liability – sublease	1,877	3,460
Long-term portion of deferred rent	1,707	3,083
Other long-term liabilities	15	27

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	95	91
Additional paid-in capital	1,096,215	1,082,980
Accumulated other comprehensive gain (loss)	53	(44)
Accumulated deficit	(1,022,643)	(991,646)
Total stockholders’ equity	73,720	91,381
	$99,320	$131,747

(1)	The balance sheet at December 31, 2015 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2015.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contract revenues from collaborations	$8,594	$5,184	$13,623	$7,362
Costs and expenses:
Research and development	17,468	15,059	35,641	30,761
General and administrative	4,774	4,099	9,197	8,816
Total costs and expenses	22,242	19,158	44,838	39,577

Loss from operations	(13,648)	(13,974)	(31,215)	(32,215)
Interest income	115	62	218	110
Net loss	$(13,533)	$(13,912)	$(30,997)	$(32,105)

Net loss per share, basic and diluted	$(0.15)	$(0.16)	$(0.34)	$(0.36)

Weighted average shares used in computing net loss per share, basic and diluted	92,495	88,137	91,525	88,090

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(13,533)	$(13,912)	$(30,997)	$(32,105)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	4	(6)	97	18

Comprehensive loss	$(13,529)	$(13,918)	$(30,900)	$(32,087)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(30,997)	$(32,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584	814
Stock-based compensation expense	3,452	3,963
Changes in assets and liabilities:
Accounts receivable	108	5,400
Prepaid and other current assets	683	398
Other assets	88	68
Accounts payable	(1,263)	(517)
Accrued compensation	(3,132)	1,168
Accrued research and development	1,749	300
Other accrued liabilities	136	1
Deferred revenue	(9,667)	23,095
Deferred rent and other long term liabilities	(2,595)	(2,744)
Net cash used in operating activities	(40,854)	(159)
Investing activities
Purchases of short-term investments	(67,895)	(82,798)
Maturities of short-term investments	80,818	84,120
Capital expenditures	(546)	(105)
Net cash provided by investing activities	12,377	1,217
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	618	1,029
Proceeds from sale and issuance of common stock, net of offering costs	9,349	—
Net cash provided by financing activities	9,967	1,029
Net increase (decrease) in cash and cash equivalents	(18,510)	2,087
Cash and cash equivalents at beginning of period	43,456	15,203
Cash and cash equivalents at end of period	$24,946	$17,290

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Outstanding stock options	22,232	20,138	22,232	20,138
Warrant to purchase common stock	200	200	200	200
Purchase Plan	247	223	156	144
	22,679	20,561	22,588	20,482

6.Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$1,410	$1,056	$2,103	$2,216
General and administrative	604	853	1,349	1,747
Total stock-based compensation expense	$2,014	$1,909	$3,452	$3,963

During the quarter ended June 30, 2016, we entered into severance agreements with certain employees. As part of the severance arrangements, we extended the date through which such former employees had the right to exercise their vested options.  In addition, we also accelerated the vesting of certain unvested stock options granted to a former employee.  As a result of these modifications, we recorded incremental stock-based compensation expense of $641,000 during the three and six months ended June 30, 2016. The incremental compensation expense was computed based on the fair values of the modified awards on the respective modification dates.  This amount is included as part of “Research and development expense” in the accompanying Condensed Statements of Operations.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans, including the performance-based stock option awards which will vest upon the achievement of a corporate performance-based milestone, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.5%	1.9%	1.7%	1.8%
Expected term (in years)	7.0	7.0	6.4	6.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	76.9%	66.9%	63.3%	65.1%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 3,833,435 shares of common stock during the six months ended June 30, 2016, with a grant-date weighted-average fair value of $1.59 per share. Of the 3,833,435 common stock options granted, 1,015,000 shares were related to performance-based stock option awards.  865,000 shares of these performance-based stock option awards remained outstanding after the cancellation of the 150,000 shares granted to a former executive, effective July 1, 2016. The outstanding performance-based stock option awards options has a grant date fair value of $1.4 million and will vest upon the achievement of a corporate performance-based milestone. We did not consider the achievement of the corporate-based milestone as probable as of June 30, 2016. Accordingly, no stock-based compensation cost was recognized during the three and six months ended June 30, 2016 for these performance-based stock option awards.

We granted options to purchase 3,793,420 shares of common stock during the six months ended June 30, 2015, with a grant-date weighted-average fair value of $1.40 per share. Of the 3,793,420 common stock options granted, 1,175,000 shares were related to performance-based stock option awards which vested upon the achievement of a corporate performance-based milestone in the first quarter of 2016.

As of June 30, 2016, there was approximately $7.0 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to all unvested options granted under our equity incentive plans. Of this amount, approximately $2.1 million of unrecognized stock compensation expense relate to the performance-based stock option awards, of which the underlying corporate performance-based milestone was not probable of achievement as of June 30, 2016.

At June 30, 2016, there were 2,108,340 shares of common stock available for future grant under our equity incentive plans and 11,977 options to purchase shares were exercised during the six months ended June 30, 2016.

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

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on July 1, 2016 because the fair market value of our stock on June 30, 2016 was lower than the fair market value of our stock on January 5, 2015, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and will recognize the related stock-based compensation expense according to FASB ASC Subtopic No. 718-50, Employee Share Purchase Plans. The total incremental fair value for this Purchase Plan “reset” was approximately $1.0 million and will be recognized from July 1, 2016 to June 30, 2018.

As of June 30, 2016, there were approximately 2,689,635 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the six months ended June 30, 2016 and 2015. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

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

8.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a party to a collaboration agreement with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation in the collaboration is limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the collaboration agreement. We do not have ongoing participation obligations under our agreements with Aclaris Therapeutics International Limited (Aclaris) for the development and commercialization of certain janus kinase (JAK) inhibitors for the treatment of alopecia areata and other dermatological conditions, AstraZeneca (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program, and Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $531.9 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $148.8 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.  Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period. As of June 30, 2016, we were not notified by BMS of its intention to extend the estimated research term under which we will perform research activities.  However, BMS does continue to evaluate compounds from the extensive portfolio under the agreement, on its own, for designation of a compound as an early candidate nomination. During the three and six months ended June 30, 2016, we recognized revenue of $4.8 million and $9.7 million, respectively, relating to the upfront payment and $95,000 and $290,000, respectively, relating to the research activities we performed. During the three and six months ended June 30, 2015, we recognized revenue of $4.8 million and $6.9 million, respectively, relating to the upfront payment and $350,000 and $456,000, respectively, relating to the research activities we performed. As of June 30, 2016, deferred revenue related to the $30.0 million upfront payment was $3.8 million, which will be fully recognized as revenue in the third quarter of 2016.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it.  In June 2016, we received contingent payments of $1.7 million relating to a time-based non-refundable fee and $2.0 million relating to BerGenBio’s exercise of certain option rights before the prescription period to exercise the rights expired. All deliverables under the agreement had been previously delivered, as such, the above payments of $3.7 million triggered by the above time-based and contingent events were recognized as revenue in the second quarter of 2016.

9.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Cash	$2,380	$2,118
Money market funds	15,417	26,291
U. S. treasury bills	8,314	9,048
Government-sponsored enterprise securities	20,684	48,613
Corporate bonds and commercial paper	48,145	40,206
	$94,940	$126,276
Reported as:
Cash and cash equivalents	$24,946	$43,456
Short-term investments	69,994	82,820
	$94,940	$126,276

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$8,303	$11	$—	$8,314
Government-sponsored enterprise securities	20,671	13	—	20,684
Corporate bonds and commercial paper	48,116	31	(2)	48,145
Total	$77,090	$55	$(2)	$77,143

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$9,061	$—	$(13)	$9,048
Government-sponsored enterprise securities	48,643	1	(31)	48,613
Corporate bonds and commercial paper	40,207	11	(12)	40,206
Total	$97,911	$12	$(56)	$97,867

 As of June 30, 2016, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 118 days. We view our short-term investments portfolio as available for use in current operations. Accordingly, we have classified our investments as short-term investments. We have the ability to hold all investments as of June 30, 2016 through their respective maturity dates. At June 30, 2016, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of June 30, 2016, a total of 8 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at June 30, 2016.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

June 30, 2016	Fair Value	Unrealized Losses
Corporate bonds and commercial paper	$4,250	$(2)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$15,417	$—	$—	$15,417
U. S. treasury bills	—	8,314	—	8,314
Government-sponsored enterprise securities	—	20,684	—	20,684
Corporate bonds and commercial paper	—	48,145	—	48,145
Total	$15,417	$77,143	$—	$92,560

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$26,291	$—	$—	$26,291
U. S. treasury bills	—	9,048	—	9,048
Government-sponsored enterprise securities	—	48,613	—	48,613
Corporate bonds and commercial paper	—	40,206	—	40,206
Total	$26,291	$97,867	$—	$124,158

11.Sublease Agreement

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. We expect to receive approximately $4.4 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) over the remaining term of the sublease. In connection with this sublease, we recognized a loss on sublease of $9.3 million during the fourth quarter of 2014.  We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively.  For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.  The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows.  The changes in the liability related to the sublease agreement for the six months ended June 30, 2016 were as follows (in thousands):

Balance at January 1, 2016	$6,465
Accretion of deferred liability	205
Amortization of deferred liability	(1,681)
Balance at June 30, 2016	$4,989

12.Controlled Equity Offering

In August 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. All sales of our common stock will be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (SEC) on July 13, 2015.  Cantor is acting as our sole sales agent for any sales made under the Sales Agreement for a low single-digit commission on gross proceeds.  The common stock is sold at prevailing market prices at the time of the sale.  Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the agreement have been sold.  During the six months ended June 30, 2016, 3,711,096 shares of common stock were sold under the Sales Agreement, with an aggregate net proceeds of $9.3 million. As of June 30, 2016, 5,433,408 shares of our common stock had been issued under the Sales Agreement with aggregate net proceeds of $14.9 million.  As of June 30, 2016, we had approximately $14.7 million of remaining common stock registered for sale under the Sales Agreement.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Recent Developments

Change in Executive Team. On March 7, 2016, Elliott Grossbard, M.D., resigned from his position as our Chief Medical Officer (CMO), and on June 30, 2016, Dr. Grossbard retired as an employee of the Company after 14 years. Dr. Grossbard will remain with the Company as a consultant, advising on the new drug application (NDA) filing and regulatory strategy for fostamatinib in ITP. Anne-Marie Duliege, M.D., M.S. assumed the role of CMO of the Company on March 7, 2016.

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

In October 2013, we met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program, called fostamatinib in thrombocytopenia (FIT), in which a total of 150 ITP patients were randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients will have been diagnosed with persistent or chronic ITP, and have blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects will receive fostamatinib orally at 100 mg bid (twice daily) and the other third will receive placebo on the same schedule. Subjects are expected to remain on treatment for 24 weeks. At week four of treatment, subjects who meet certain platelet count and tolerability thresholds will have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program is a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation to fostamatinib, our oral SYK inhibitor, for the treatment of ITP. On April 1, 2016, we announced that we have completed enrollment for both studies in the FIT Phase 3 clinical program of fostamatinib in ITP. The results from the first study are expected by the end of August 2016, with the results for the second study expected a few months later. We plan to submit a New Drug Application to the FDA in the first quarter of 2017,  subject to the positive results of the program.

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

Orally-available SYK inhibitor program.    Our Phase 2 clinical trial in patients with IgAN, called SIGN (SYK Inhibition for Glomerulonephritis) completed enrollment for the first cohort and is currently enrolling patients for the second cohort.  We expect to report top line results for the first cohort by the end of 2016.

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

Orally available SYK inhibitor program.  We initiated a Phase 2 clinical trial in patients with AIHA in February 2016. The trial is an open-label, multi-center, two-stage study that will evaluate the efficacy and safety of fostamatinib in patients with warm antibody AIHA who have previously received treatment for the disorder, but have relapsed. Stage 1 will enroll 17 patients who will receive 150 mg of fostamatinib orally twice a day for a period of 12 weeks.  The patients will return to the clinic every two weeks for blood draws and medical assessment.  The primary efficacy endpoint of this study is to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline. Stage 2 will include an additional 20 patients who will receive the same treatment protocol as Stage 1.  We expect to have results of the Stage 1 segment of the trial in early 2017.    With this data, we will evaluate the best way forward and potentially an expedited path for pursuing AIHA.

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

Topical Ophthalmic JAK/SYK inhibitor program. We recently completed our Phase 2 study of patients with ocular GvHD to determine if R348, an ophthalmic JAK/SYK inhibitor, reduces inflammation and limits the damage to the eye tissue caused by the disease. The study was comprised of 30 patients that were randomized to receive either R348 at 0.2%, 0.5% or a placebo eye drops for 12 weeks. The primary endpoint was a mean change from baseline at 12 weeks in total fluorescein staining score (CFS) of all corneal regions, a measure of corneal epithelial damage.  In the “per protocol” population which is the pre-specified efficacy analysis population, the mean change from baseline at 12 weeks in CFS scores was -2.11 for the placebo group, -4.14 in the R348 0.2% group (p= 0.186 versus placebo group), and -6.00 in the R348 0.5% group (p=0.053 versus placebo, using nonparametric testing). As such, the primary endpoint was not met based on the results of the study.  R348 was well tolerated by patients at both doses.

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

We are conducting preclinical studies to identify a lead molecule for our IRAK program. This program may provide opportunities in both the oncology and immunology areas. We expect to file an Investigational New Drug (IND) with our molecule in the first half of 2017.

Leveraging our extensive immunology expertise, we are continuing to explore novel immuno-oncology approaches to treating various oncology indications. The first of these resulted in a collaboration with BMS for TGF beta receptor kinase inhibitors.  Several other projects are currently underway.

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a party to a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation in the collaboration is limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the collaboration agreement. We do not have ongoing participation obligations under our agreements with Aclaris for the development and commercialization of certain JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $531.9 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $148.8 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.  Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. Because we do not control the research, development or commercialization of the product candidates generated under these agreements, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received in the next 12 months or thereafter. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these agreements and it is possible that we may never receive any additional significant contingent payments or royalties under these agreements.

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

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment is being recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the estimated research term. We believe that straight-line recognition of this revenue is appropriate as the research is expected to be performed ratably over the research period. As of June 30, 2016, we were not notified by BMS of its intention to extend the estimated research term under which we will perform research activities.  However, BMS does continue to evaluate compounds from the extensive portfolio under the agreement, on its own, for designation of a compound as an early candidate nomination. During the three and six months ended June 30, 2016, we recognized revenue of $4.8 million and $9.7 million, respectively, relating to the upfront payment and $95,000 and $290,000, respectively, relating to the research activities we performed. During the three and six months ended June 30, 2015, we recognized revenue of $4.8 million and $6.9 million, respectively, relating to the upfront payment and $350,000 and $456,000, respectively, relating to the research activities we performed. As of June 30, 2016, deferred revenue related to the $30.0 million upfront payment was $3.8 million, which will be fully recognized as revenue in the third quarter of 2016.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it.  In June 2016, we received contingent payments of $1.7 million relating to a time-based non-refundable fee and $2.0 million relating to BerGenBio’s exercise of certain option rights before the prescription period to exercise the rights expired. All deliverables under the agreement had been previously delivered, as such, the above payments of $3.7 million triggered by the above time-based and contingent events were recognized as revenue in the second quarter of 2016.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,		From January 1, 2007*
	2016	2015	2016	2015	to June 30, 2016

Categories:
Research	$5,814	$5,265	$12,414	$10,803	$208,912
Development	7,642	5,946	16,070	12,157	299,353
Other	4,012	3,848	7,157	7,801	216,522
	$17,468	$15,059	$35,641	$30,761	$724,787

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $2.6 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and allocated stock-based compensation expenses of approximately $1.4 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, allocated facilities costs were approximately $5.1 million and $5.6 million, respectively, and allocated stock-based compensation expenses were approximately $2.1 million and $2.2 million, respectively.

For the three and six months ended June 30, 2016, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, AIHA and IgAN programs, and allocated facilities costs. For the three and six months ended June 30, 2015, a major portion of our total research and development expense was associated with our ITP and IgAN programs, salaries of our research and development personnel, and allocated facilities costs.

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

Results of Operations

Three and Six Months Ended June 30, 2016 and 2015

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2016	2015	Change	2016	2015	Change
		(in thousands)			(in thousands)
Contract revenues from collaborations	$8,594	$5,184	$3,410	$13,623	$7,362	$6,261

Contract revenues from collaborations of $8.6 million during the three months ended June 30, 2016 were comprised of the amortization of the $30.0 million upfront payment and FTE fees we earned from BMS of $4.8 million and $95,000, respectively, as well as the contingent payments amounting to $3.7 million we received pursuant to our license agreement with BerGenBio.  Contract revenues from collaborations of $13.6 million during the six months ended June 30, 2016 were comprised of the amortization of the upfront payment and FTE fees we earned from BMS of $9.7 million and $290,000, respectively, as well as the contingent payments amounting to $3.7 million we received from BerGenBio. Contract revenues from collaborations of $5.2 million and $7.4 million during the three and six months ended June 30, 2015, respectively, were comprised of the amortization of the $30.0 million upfront payment and FTE fees we earned from BMS.

As of June 30, 2016, deferred revenue related to the $30.0 million upfront payment was $3.8 million. We expect the remaining unamortized portion of the upfront payment to be fully recognized as revenue in the third quarter of 2016.

Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2016	2015	Change	2016	2015	Change
		(in thousands)			(in thousands)
Research and development expense	$17,468	$15,059	$2,409	$35,641	$30,761	$4,880
Stock-based compensation expense included in research and development expense	$1,410	$1,056	$354	$2,103	$2,216	$(113)

The increase in research and development expense for the three months ended June 30, 2016, compared to the same period in 2015, was primarily due to the increase in research and development costs related to our fostamatinib in ITP, AIHA and IgAN programs, as well as the increase in stock‑based compensation as discussed below.  The increase in research and development expense for the six months ended June 30, 2016, compared to the same period in 2015, was primarily due to the increase in research and development costs related to our fostamatinib in ITP, AIHA and IgAN programs.  We expect that our research and development expense will remain relatively consistent with the previous quarter as we continue to ramp up our efforts related to NDA submission and, at the same time, wind down our Phase 3 clinical trials in ITP.

During the quarter ended June 30, 2016, we entered into severance agreements with certain employees. As part of the severance arrangements, we extended the date through which such former employees had the right to exercise their vested options.  In addition, we also accelerated the vesting of certain unvested stock options granted to a former employee.  As a result of these modifications, we recorded incremental stock-based compensation expense in the second quarter of 2016 of $641,000.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2016	2015	Change	2016	2015	Change
		(in thousands)			(in thousands)
General and administrative expense	$4,774	$4,099	$675	$9,197	$8,816	$381
Stock-based compensation expense included in general and administrative expense	$604	$853	$(249)	$1,349	$1,747	$(398)

The increase in general and administrative expense for the three and six months ended June 30, 2016, compared to the same periods in 2015, was primarily due the increase in recruitment costs for certain personnel, as well as increase in consulting fees and facility costs. This was partially offset by the decrease in stock-based compensation expense due mainly to the full recognition of stock-based compensation expense related to certain performance-based stock options granted in the prior years.

Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2016	2015	Change	2016	2015	Change
		(in thousands)			(in thousands)
Interest income	$115	$62	$53	$218	$110	$108

Interest income results from our interest-bearing cash and investment balances. The increase in interest income for the three months and six months ended June 30, 2016, as compared to the same periods in 2015 was primarily due to the higher yield on our investments.

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

As of June 30, 2016, we had approximately $94.9 million in cash, cash equivalents and short term investments, as compared to approximately $126.3 million as of December 31, 2015, a decrease of approximately $31.4 million. The decrease was primarily attributable to the payments associated with funding our operating expenses for the six months ended June 30, 2016. In June 2016, we received payments from BerGenBio amounting to $3.7 million pursuant to our exclusive license agreement which we signed in June 2011. In August 2015, we entered into Controlled Equity OfferingSM Sales Agreement with Cantor, as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. The common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. During the six months ended June 30, 2016,  3,711,096 shares of common stock were sold under the Sales Agreement,  with an aggregate net proceeds of $9.3 million.  As of June 30, 2016, 5,433,408 shares of our common stock had been issued under the Sales Agreement with aggregate net proceeds of $14.9 million. As of June 30, 2016, we had approximately $14.7 million of remaining common stock registered for sale under the Sales Agreement. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. We expect to receive approximately $4.4 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) over the remaining term of the sublease through January 2018. During the six months ended June 30, 2016, we received approximately $2.2 million of sublease income and reimbursements.

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

For the six months ended June 30, 2016 and 2015, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(40,854)	$(159)
Investing activities	12,377	1,217
Financing activities	9,967	1,029
Net increase (decrease) in cash and cash equivalents	$(18,510)	$2,087

Net cash used in operating activities was approximately $40.9 million for the six months ended June 30, 2016, compared to approximately $159,000 for the six months ended June 30, 2015. Net cash used in operating activities for the six months ended June 30, 2016 was primarily due to the cash payments related to our research and development programs, partially offset by the $3.7 million payments we received from BerGenBio. Net cash used in operating activities for the six months ended June 30, 2015 was primarily due to the cash payments related to our research and development programs, partially offset by the $30.0 million upfront payment we received from BMS.  The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $12.4 million for the six months ended June 30, 2016, compared to approximately $1.2 million for the six months ended June 30, 2015. Net cash provided by investing activities in each period related to net maturities of short-term investments, partially offset by capital expenditures. Capital expenditures were approximately $546,000 for the six months ended June 30, 2016, compared to approximately $105,000 for the same period in 2015.

Net cash provided by financing activities was approximately $10.0 million for the six months ended June 30, 2016, compared to approximately $1.0 million for the six months ended June 30, 2015.  Net cash provided by financing activities for the six months ended June 30, 2016 consisted of net proceeds of $9.3 million from issuance of shares under our Sales Agreement as well as proceeds from exercise of outstanding options and issuance of shares under the Purchase Plan. Net cash provided by financing activities for the six months ended June 30, 2015 was primarily due to the proceeds from the issuance of shares under our Purchase Plan.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

As of June 30, 2016,  we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease(1)	$25,294	$15,841	$9,453	$—	$—

(1)

In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of $4.4 million over the remaining term of the sublease.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future funding requirements will depend on many uncertain factors.*

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights;

•	the costs and timing of regulatory filings and approvals by us and our collaborators; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

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

There is a high risk that drug discovery and development efforts might not generate successful product candidates.*

At the present time, the majority of our operations are focused on various stages of drug identification and development. We currently have various product candidates in the clinical testing stage. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts. We have invested a significant portion of our efforts and financial resources into the development of fostamatinib.  Our ability to generate product revenue, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of one of our product candidates. For example, we do not know if our Phase 3 clinical program to study fostamatinib in ITP will be successful, or when fostamatinib in ITP will be granted regulatory approval, if at all.

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, enrollment, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. In future clinical trials, we or our partners may discover additional side effects and/or higher frequency of side effects than those observed in previously completed clinical trials. The results of preliminary and mid-stage clinical trials do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous clinical trials. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical trials based on existing knowledge of the compounds. However, we cannot provide assurance that we will meet any of these timelines for clinical development. Additionally, the initial results of the completed Phase 2 clinical trial of fostamatinib in ITP do not necessarily predict final results and the results may not be repeated in later clinical trials.

Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. If our clinical trials fail to meet the primary efficacy endpoints, the commercial prospects of our business may be harmed, our ability to generate product revenues may be delayed or eliminated or we may be forced to undertake other strategic alternatives that are in our shareholders’ best interests, including cost reduction measures. If we are unable to obtain adequate financing or engage in a strategic transaction on commercially reasonable terms or at all, we may be required to implement further cost reduction strategies which could significantly impact activities related to our research and development of our future product candidates, and could significantly harm our business, financial condition and results of operations. In addition, these cost reduction strategies could cause us to further curtail our operations or take other actions that would adversely impact our shareholders.

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

While we have stated that we intend to file additional INDs for future product candidates, this is only a statement of intent, and we may not be able to do so because we may not be able to identify potential product candidates. In addition, the FDA may not approve any IND we or our collaborative partners may submit in a timely manner, or at all.

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

We lack the capability to manufacture compounds for clinical development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.  *

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including fostamatinib for ITP, AIHA and IgAN. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $31.2 million for the six months ended June 30, 2016. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur losses from operations and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of June 30, 2016, we had an accumulated deficit of approximately $1.0 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 63 pending patent applications and about 336 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

The vote by the United Kingdom (U.K.) electorate in favor of the U.K.’s exit from the European Union (E.U.) could adversely impact our business, results of operations and financial condition.*

The passage of the referendum on the U.K.’s membership in the E.U., referred to as “Brexit,” in June 2016 resulted in a determination that the U.K. should exit the E.U. Such an exit from the E.U. could cause uncertainty in the credit markets and financial services industry which could result to lower interest paid on certain of our investments and the value of certain securities we hold may decline in the future, which could negatively affect our financial condition, results of operations and cash flow, as well as limit our future access to the capital markets. The Brexit could also cause disruptions to and create uncertainty surrounding the business environment in which we operate. For example, we conduct clinical trials in the U.K. and other E.U. member states. Although the terms of U.K.’s exit from and its future relationship with E.U. are unknown, it is possible that there will be increased regulatory complexities which can disrupt the timing of our clinical trials and regulatory approvals, if any, of our current and future product candidates.

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

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in May 2015 and declared effective by the SEC in July 2015, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $150 million. If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock (including pursuant to our Sales Agreement with Cantor or shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, future sales by us of our common stock, including pursuant to our Sales Agreement with Cantor, may be dilutive to existing stockholders. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1	Separation Agreement by and between Rigel Pharmaceuticals, Inc. and Elliot Grossbard, M.D., dated June 30, 2016.

10.2	Clinical Research Consulting Agreement by and between Rigel Pharmaceuticals, Inc. and Elliot Grossbard, M.D., dated June 27, 2016.

10.3	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.4	2011 Equity Incentive Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2016

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 2, 2016

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1	Separation Agreement by and between Rigel Pharmaceuticals, Inc. and Elliot Grossbard, M.D., dated June 30, 2016.

10.2	Clinical Research Consulting Agreement by and between Rigel Pharmaceuticals, Inc. and Elliot Grossbard, M.D., dated June 27, 2016.

10.3	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.4	2011 Equity Incentive Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.