Form 10-Q
period 2016-09-30
RIGEL PHARMACEUTICALS INC
filed 2016-11-01
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of October 26, 2016, there were 98,937,197 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2016	2015(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,950	$43,456
Short-term investments	59,305	82,820
Accounts receivable	—	203
Prepaid and other current assets	1,292	2,545
Total current assets	86,547	129,024
Property and equipment, net	1,294	1,613
Other assets	800	1,110
	$88,641	$131,747
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,518	$2,763
Accrued compensation	4,552	6,251
Accrued research and development	7,686	4,953
Other accrued liabilities	1,041	1,133
Deferred revenue	—	13,427
Deferred liability – sublease, current portion	3,167	3,005
Deferred rent, current portion	2,668	2,264
Total current liabilities	20,632	33,796

Long-term portion of deferred liability – sublease	1,064	3,460
Long-term portion of deferred rent	994	3,083
Other long-term liabilities	8	27

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	99	91
Additional paid-in capital	1,111,107	1,082,980
Accumulated other comprehensive gain (loss)	9	(44)
Accumulated deficit	(1,045,272)	(991,646)
Total stockholders’ equity	65,943	91,381
	$88,641	$131,747

(1)	The balance sheet at December 31, 2015 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2015.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contract revenues from collaborations	$3,760	$12,996	$17,383	$20,358
Costs and expenses:
Research and development	16,171	15,501	51,812	46,262
General and administrative	4,558	4,276	13,755	13,092
Restructuring charges	5,770	—	5,770	—
Total costs and expenses	26,499	19,777	71,337	59,354

Loss from operations	(22,739)	(6,781)	(53,954)	(38,996)
Interest income	110	54	328	162
Gain on disposal of assets	—	55	—	57
Net loss	$(22,629)	$(6,672)	$(53,626)	$(38,777)

Net loss per share, basic and diluted	$(0.24)	$(0.08)	$(0.58)	$(0.44)

Weighted average shares used in computing net loss per share, basic and diluted	95,454	88,506	92,844	88,231

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(22,629)	$(6,672)	$(53,626)	$(38,777)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	(44)	14	53	32

Comprehensive loss	$(22,673)	$(6,658)	$(53,573)	$(38,745)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(53,626)	$(38,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798	1,101
Stock-based compensation expense	4,667	5,778
Non-cash restructuring charges	818	—
Gain on disposal of assets	—	(57)
Changes in assets and liabilities:
Accounts receivable	203	5,587
Prepaid and other current assets	1,253	(39)
Other assets	130	52
Accounts payable	(1,245)	(924)
Accrued compensation	(1,699)	1,529
Accrued research and development	2,733	1,206
Other accrued liabilities	(92)	571
Deferred revenue	(13,427)	18,261
Deferred rent and other long term liabilities	(3,938)	(3,904)
Net cash used in operating activities	(63,425)	(9,616)
Investing activities
Purchases of short-term investments	(82,523)	(109,882)
Maturities of short-term investments	106,091	142,097
Proceeds from disposal of assets	—	60
Capital expenditures	(798)	(412)
Net cash provided by investing activities	22,770	31,863
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	932	1,127
Proceeds from sale and issuance of common stock, net of offering costs	22,217	—
Net cash provided by financing activities	23,149	1,127
Net increase (decrease) in cash and cash equivalents	(17,506)	23,374
Cash and cash equivalents at beginning of period	43,456	15,203
Cash and cash equivalents at end of period	$25,950	$38,577

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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption, and we have not yet determined which approach we will apply. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on January 1, 2018 using the modified retrospective approach. We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

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

In March 2016, the FASB issued ASU No. 2016-09—Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. We plan to adopt this new standard on January 1, 2017 and do not expect a material impact on our financial statements.

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

We granted performance-based stock options to purchase shares of our common stock which will vest upon the achievement of certain corporate performance-based milestones. We determined the fair values of these performance-based stock options using the Black-Scholes option pricing model at the date of grant. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognize stock-based compensation expense on the related estimated fair value of such options on a straight-line basis from the date of grant up to the date when we expect the performance condition will be achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, we recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement.  In those cases, we recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if we had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be achieved, if any.

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Outstanding stock options	20,897	19,711	20,897	19,711
Warrant to purchase common stock	200	200	200	200
Purchase Plan	63	78	63	78
	21,160	19,989	21,160	19,989

6.Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$643	$966	$2,746	$3,182
General and administrative	572	849	1,921	2,596
Restructuring charges	499	—	499	—
Total stock-based compensation expense	$1,714	$1,815	$5,166	$5,778

During the second quarter of 2016, we entered into severance agreements with certain employees. As part of the severance arrangements, we extended the date through which such former employees had the right to exercise their vested options.  In addition, we also accelerated the vesting of certain unvested stock options granted to a former employee.  As a result of these modifications, we recorded incremental stock-based compensation expense of $641,000 during the nine months ended September 30, 2016. The incremental compensation expense was computed based on the fair values of the modified awards on the respective modification dates.  This amount is included as part of “Research and development expense” in the accompanying Condensed Statements of Operations.

In September 2016, we entered into a severance agreement with a former executive (see Note 13). As part of the severance arrangement we offered, we extended the date through which such former executive had the right to exercise his vested options. In addition, we also accelerated the vesting of certain of his unvested stock options. As a result of these modifications, we recorded incremental stock-based compensation expense of approximately $499,000 during the three and nine months ended September 30, 2016.  This amount is included as part of “Restructuring charges” in the accompanying Condensed Statement of Operations.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans, including the performance-based stock option awards which will vest upon the achievement of a corporate performance-based milestone, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk-free interest rate	—	1.9%	1.7%	1.8%
Expected term (in years)	—	6.0	6.4	6.5
Dividend yield	—	0.0%	0.0%	0.0%
Expected volatility	—	59.6%	63.3%	65.0%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

During the three months ended September 30, 2016, we did not issue any stock options. During the nine months ended September 30, 2016, we granted options to purchase 3,833,435 shares of common stock, with a grant-date weighted-average fair value of $1.59 per share. Of the 3,833,435 common stock options granted, 700,000 shares were related to outstanding performance-based stock option awards and has a grant date fair value of $1.1 million. In addition, as of September 30, 2016, we have 200,000 shares of outstanding performance-based stock option awards granted in 2014 with a grant date fair value of $520,000.  These performance-based stock option awards will vest upon the achievement of a corporate performance-based milestone. We did not consider the achievement of the corporate-based milestone as probable as of September 30, 2016. Accordingly, no stock-based compensation cost was recognized during the three and nine months ended September 30, 2016 for these performance-based stock option awards.

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

As of September 30, 2016, there was approximately $5.0 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to all unvested options granted under our equity incentive plans. Of this amount, approximately $1.6 million of unrecognized stock compensation expense relate to the performance-based stock option awards, of which the underlying corporate performance-based milestone was not probable of achievement as of September 30, 2016.

At September 30, 2016, there were 5,460,280 shares of common stock available for future grant under our equity incentive plans and 145,493 options to purchase shares were exercised during the nine months ended September 30, 2016.

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

As of September 30, 2016, there were approximately 2,689,635 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the nine months ended September 30, 2016 and 2015. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Nine Months Ended
	September 30,
	2016	2015
Risk-free interest rate	0.5%	0.6%
Expected term (in years)	1.5	1.5
Dividend yield	0.0%	0.0%
Expected volatility	63.0%	61.2%

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

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the research term. We believe that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. At the end of the initial research term, we were not notified by BMS of its intention to extend the initial research term under which we would perform research activities.  However, BMS does continue to evaluate compounds from the extensive portfolio under the agreement, on its own, for designation of a compound as an early candidate nomination. During the three and nine months ended September 30, 2016, we recognized revenue of $3.8 million and $13.4 million, respectively, relating to the upfront payment.  During the nine months ended September 30, 2016, we recognized revenue of $290,000 relating to the research activities we performed. During the three and nine months ended September 30, 2015, we recognized revenue of $4.8 million and $11.7 million, respectively, relating to the upfront payment and $163,000 and $619,000, respectively, relating to the research activities we performed. We do not have any deferred revenue as of September 30, 2016.

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

9.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Cash	$3,714	$2,118
Money market funds	11,182	26,291
U. S. treasury bills	8,307	9,048
Government-sponsored enterprise securities	16,825	48,613
Corporate bonds and commercial paper	45,227	40,206
	$85,255	$126,276
Reported as:
Cash and cash equivalents	$25,950	$43,456
Short-term investments	59,305	82,820
	$85,255	$126,276

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2016	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$8,301	$6	$—	$8,307
Government-sponsored enterprise securities	16,814	11	—	16,825
Corporate bonds and commercial paper	45,235	2	(10)	45,227
Total	$70,350	$19	$(10)	$70,359

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$9,061	$—	$(13)	$9,048
Government-sponsored enterprise securities	48,643	1	(31)	48,613
Corporate bonds and commercial paper	40,207	11	(12)	40,206
Total	$97,911	$12	$(56)	$97,867

As of September 30, 2016, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 84 days. We view our short-term investments portfolio as available for use in current operations. Accordingly, we have classified our investments as short-term investments. We have the ability to hold all investments as of September 30, 2016 through their respective maturity dates. At September 30, 2016, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of September 30, 2016, a total of 16 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at September 30, 2016.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

September 30, 2016	Fair Value	Unrealized Losses
Corporate bonds and commercial paper	$20,723	$(10)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$11,182	$—	$—	$11,182
U. S. treasury bills	—	8,307	—	8,307
Government-sponsored enterprise securities	—	16,825	—	16,825
Corporate bonds and commercial paper	—	45,227	—	45,227
Total	$11,182	$70,359	$—	$81,541

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$26,291	$—	$—	$26,291
U. S. treasury bills	—	9,048	—	9,048
Government-sponsored enterprise securities	—	48,613	—	48,613
Corporate bonds and commercial paper	—	40,206	—	40,206
Total	$26,291	$97,867	$—	$124,158

11.Sublease Agreement

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. We expect to receive approximately $3.7 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) over the remaining term of the sublease. In connection with this sublease, we recognized a loss on sublease of $9.3 million during the fourth quarter of 2014.  We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively.  For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.  The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows.  The changes in the liability related to the sublease agreement for the nine months ended September 30, 2016 were as follows (in thousands):

Balance at January 1, 2016	$6,465
Accretion of deferred liability	288
Amortization of deferred liability	(2,522)
Balance at September 30, 2016	$4,231

12.Controlled Equity Offering

In August 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. All sales of our common stock will be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (SEC) on July 13, 2015.  Cantor acted as our sole sales agent for any sales made under the Sales Agreement for a low single-digit commission on gross proceeds.  The common stock was sold at prevailing market prices at the time of the sale.  During the nine months ended September 30, 2016, 7,895,563 shares of common stock were sold under the Sales Agreement, with aggregate gross proceeds of $24.3 million. As of September 30, 2016, 9,617,875 shares of our common stock had been issued under the Sales Agreement with aggregate gross proceeds of $30.0 million.  Of this amount, $1.3 million was received subsequent to September 30, 2016.  Accordingly, this amount was accounted for as a reduction in Additional Paid-in Capital as of September 30, 2016 in the accompanying Condensed Balance Sheet. As of September 30, 2016, there are no amounts remaining for future sales under the Sales Agreement.

13.Restructuring Charges

In September 2016, we announced that we had reduced our workforce by 46 positions, mostly in the research area.  We also announced that effective September 15, 2016, Donald G. Payan, M.D, has retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research.  We recorded restructuring charges during the three months ended September 30, 2016 of approximately $5.8 million within Restructuring Charges in the accompanying Statement of Operations, which included $5.0 million of severance costs paid or to be paid in cash, $319,000 impairment of certain property and equipment, and $499,000 of non-cash stock-based compensation expense as a result of the modification of our former executive’s stock options (see Note 6). At September 30, 2016, the remaining accrued restructuring costs, which will substantially be paid in the fourth quarter of 2016, consisted of $1.4 million related to severance, COBRA benefits and outplacement costs for certain employees that were affected by the reduction in workforce.  This accrued liability is classified under Accrued Compensation on the Condensed Balance Sheet.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a clinical-stage biotechnology company dedicated to the discovery and development of novel, targeted drugs in the therapeutic areas of immunology, oncology and immuno-oncology. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our current clinical programs include clinical trials of fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, in a number of indications. We completed and reported results from two Phase 3 clinical studies of fostamatinib in chronic immune thrombocytopenia (ITP) in August and October 2016. We are also conducting a Phase 2 clinical trial with fostamatinib in autoimmune hemolytic anemia (AIHA) and a Phase 2 clinical trial for IgA nephropathy (IgAN). In addition, we have two oncology product candidates in Phase 1 development with partners BerGenBio AS and Daiichi Sankyo.

Recent Developments

Changes in Executive Team

On September 15, 2016, Donald G. Payan, M.D, retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research.

On September 16, 2016, Esteban Masuda, Ph.D. was promoted to Senior Vice President for Research.

Effective October 10, 2016, Eldon C. Mayer III joined the Company as Executive Vice President and Chief Commercial Officer. Also, Joseph Lasaga joined the Company as Vice President, Business Development and Alliance Management.

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

In October 2013, we met with the U.S. Food and Drug Administration (FDA) for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program, called fostamatinib in thrombocytopenia (FIT), in which a total of 150 ITP patients were randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients will have been diagnosed with persistent or chronic ITP, and have blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects will receive fostamatinib orally at 100 mg bid (twice daily) and the other third will receive placebo on the same schedule. Subjects were expected to remain on treatment for 24 weeks. At week four of treatment, subjects who met certain platelet count and tolerability thresholds had their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program is a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation to fostamatinib, our oral SYK inhibitor, for the treatment of ITP. On April 1, 2016, we announced that we have completed enrollment for both studies in the FIT Phase 3 clinical program of fostamatinib in ITP.

On August 30, 2016, we announced the results of the first study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control (p=0.0261). On October 20, 2016, we announced the results of the second study, reporting that the fostamatinib response rate was 18%, consistent with the first study. However, one patient in the placebo group (4%) achieved a stable platelet response, therefore the difference between those on treatment and those on placebo did not reach statistical significance (p=0.152) and the study did not meet its primary endpoint.When the data from both studies are combined, however, this difference is statistically significant (p=0.007). In the combined dataset for both Phase 3 studies, patients who met the primary endpoint had their platelet counts increase from a median of 18,500/uL of blood at baseline to more than 100,000/uL at week 24 of treatment. These patients benefited substantially and typically did so within weeks of initiating treatment, providing early feedback as to whether fostamatinib may be a viable option for treating their ITP.  In the combined dataset, the frequency of patients who achieved a stable platelet response was statistically superior in the fostamatinib group versus the placebo group in the following subgroups: prior splenectomy or not; prior exposure to TPO agents or not; platelet counts below or above 15,000/uL of blood at baseline, demonstrating that the effect of fostamatinib is consistent across various clinical and treatment backgrounds.

Patients from both Phase 3 studies were given the option to enroll in a long-term open-label extension study and receive treatment with fostamatinib. As of June 2016, 118 patients had been enrolled in this study. All the patients who responded to fostamatinib in the parent studies enrolled in the long-term open-label extension study and had a median platelet count of 96,000/uL of blood in this study. These patients have been exposed to fostamatinib for a median of 13 months through the combined parent and the long-term open-label extension study.

In addition, there were 43 placebo non-responders that enrolled in the long-term open-label extension study. 36 of these patients had at least 12 weeks of follow-up.  Of those, 6 patients (17%) have achieved a prospectively defined stable platelet response, which is statistically significant and similar to the response rate fostamatinib achieved in the parent studies..

The most frequent adverse events were gastrointestinal-related, and the safety profile of the product was consistent with prior clinical experience, with no new or unusual safety issues uncovered. Data from both Phase 3 studies as well as our ongoing open-label extension study demonstrates the consistent benefit of fostamatinib in ITP. We plan to meet with the FDA shortly to discuss the above results and our potential New Drug Application (NDA) submission.

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

Orally available SYK inhibitor program.  We initiated a Phase 2 clinical trial in patients with AIHA in February 2016. The trial is an open-label, multi-center, two-stage study that will evaluate the efficacy and safety of fostamatinib in patients with warm antibody AIHA who have previously received treatment for the disorder, but have relapsed. Stage 1 will enroll 17 patients who will receive 150 mg of fostamatinib orally twice a day for a period of 12 weeks.  The patients will return to the clinic every two weeks for blood draws and medical assessment.  The primary efficacy endpoint of this study is to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline. Stage 2 will include an additional 20 patients who will receive the same treatment protocol as Stage 1.  We expect to have results of the Stage 1 segment of the trial in 2017.  With this data, we will evaluate the best way forward and potentially an expedited path for pursuing AIHA.

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

Topical Ophthalmic JAK/SYK inhibitor program. We recently completed our Phase 2 study of patients with ocular GvHD to determine if R348, an ophthalmic JAK/SYK inhibitor, reduces inflammation and limits the damage to the eye tissue caused by the disease. The study was comprised of 30 patients that were randomized to receive either R348 at 0.2%, 0.5% or a placebo eye drops for 12 weeks. The primary endpoint was a mean change from baseline at 12 weeks in total fluorescein staining score (CFS) of all corneal regions, a measure of corneal epithelial damage.  In the “per protocol” population which is the pre-specified efficacy analysis population, the mean change from baseline at 12 weeks in CFS scores was -2.11 for the placebo group, -4.14 in the R348 0.2% group (p= 0.186 versus placebo group), and -6.00 in the R348 0.5% group (p=0.053 versus placebo, using nonparametric testing). As such, the primary endpoint was not met based on the results of the study. R348 was well tolerated by patients at both doses.  In light of the overall findings, we have decided not to pursue this program.

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

We are conducting preclinical studies to identify a lead molecule for our IRAK program. Inhibitors of IRAK activity represent valuable therapeutic tools to treat cytokine-driven autoimmune and inflammatory diseases. This program may provide opportunities in both the oncology and immunology areas. We expect to file an Investigational New Drug (IND) with our molecule in 2017.

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

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities.  We concluded that these deliverables are a single unit of accounting as the license does not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the research term. We believe that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. At the end of the initial research term, we were not notified by BMS of its intention to extend the initial research term under which we would perform research activities.  However, BMS does continue to evaluate compounds from the extensive portfolio under the agreement, on its own, for designation of a compound as an early candidate nomination. During the three and nine months ended September 30, 2016, we recognized revenue of $3.8 million and $13.4 million, respectively, relating to the upfront payment.  During the nine months ended September 30, 2016, we recognized revenue of $290,000 relating to the research activities we performed. During the three and nine months ended September 30, 2015, we recognized revenue of $4.8 million and $11.7 million, respectively, relating to the upfront payment and $163,000 and $619,000, respectively, relating to the research activities we performed. We do not have any deferred revenue as of September 30, 2016.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		From January 1, 2007*
	2016	2015	2016	2015	to September 30, 2016

Categories:
Research	$4,977	$5,050	$17,391	$15,853	$213,889
Development	8,253	6,865	24,323	19,022	307,606
Other	2,941	3,586	10,098	11,387	219,463
	$16,171	$15,501	$51,812	$46,262	$740,958

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $2.3 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively, and allocated stock-based compensation expenses of approximately $643,000 and $966,000 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, allocated facilities costs were approximately 7.4 million and $8.2 million, respectively, and allocated stock-based compensation expenses were approximately $2.7 million and $3.2 million, respectively.

For the three and nine months ended September 30, 2016 and 2015, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, AIHA and IgAN programs, and allocated facilities costs.  For the three and nine months ended September 30, 2015, a major portion of our total research and development expense was associated with our ITP and IgAN programs, salaries of our research and development personnel, and allocated facilities costs.

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

Results of Operations

Three and Nine Months Ended September 30, 2016 and 2015

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2016	2015	Change	2016	2015	Change
		(in thousands)			(in thousands)
Contract revenues from collaborations	$3,760	$12,996	$(9,236)	$17,383	$20,358	$(2,975)

Contract revenues from collaborations of $3.8 million during the three months ended September 30, 2016 represent the remaining amortization of the $30.0 million upfront payment we earned from BMS.  Contract revenues from collaborations of $17.4 million during the nine months ended September 30, 2016 were comprised of the amortization of the upfront payment and FTE fees we earned from BMS of $13.4 million and $290,000, respectively, as well as the contingent payments amounting to $3.7 million we received from BerGenBio. Contract revenues from collaborations of $13.0 million in the three months ended September 30, 2015 were comprised of the $8.0 million upfront payment received from Aclaris in September 2015, the amortization of the $30.0 million upfront payment from BMS of $4.8 million and the FTE fees we earned of $163,000 from BMS. Contract revenues from collaborations of $20.4 million in the nine months ended September 30, 2015 were comprised of the $8.0 million upfront payment received from Aclaris in September 2015, the amortization of the $30.0 million upfront payment from BMS of $11.7 million and the FTE fees we earned from BMS of $619,000.

We do not have any deferred revenue as of September 30, 2016. Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2016	2015	Change	2016	2015	Change
		(in thousands)			(in thousands)
Research and development expense	$16,171	$15,501	$670	$51,812	$46,262	$5,550
Stock-based compensation expense included in research and development expense	$643	$966	$(323)	$2,746	$3,182	$(436)

The increases in research and development expense for the three and nine months ended September 30, 2016, compared to the same periods in 2015, were primarily due to the increases in research and development costs related to our fostamatinib in ITP, AIHA and IgAN programs, partially offset by the decreases in personnel costs, and stock‑based compensation due to the reduction in workforce in September 2016.

We expect that our research and development expense in the fourth quarter of 2016 and in 2017 to decrease relative to the prior periods due to our recently announced restrucuturing and as we complete the randomized portion of our Phase 3 clinical trials in ITP in 2016.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2016	2015	Change	2016	2015	Change
		(in thousands)			(in thousands)
General and administrative expense	$4,558	$4,276	$282	$13,755	$13,092	$663
Stock-based compensation expense included in general and administrative expense	$572	$849	$(277)	$1,921	$2,596	$(675)

The increases in general and administrative expense for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily due to the commercial launch costs incurred in anticipation of a potential commercial launch of fostamatinib in ITP, partially offset by the decrease in stock-based compensation expense.

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2016	2015	Change	2016	2015	Change
		(in thousands)			(in thousands)
Restructuring charges	$5,770	$—	$5,770	$5,770	$—	$5,770
Stock-based compensation expense included in restructuring charges	$499	$—	$499	$499	$—	$499

In September 2016, we announced that we had reduced our workforce by 46 positions, mostly in the research area.  We also announced that effective September 15, 2016, Donald G. Payan, M.D, has retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research.  We recorded restructuring charges during the three months ended September 30, 2016 of approximately $5.8 million within Restructuring Charges in the accompanying Statement of Operations, which included $5.0 million of severance costs paid or to be paid in cash, $319,000 impairment of certain property and equipment, and $499,000 of non-cash stock-based compensation expense as a result of the modification of our former executive’s stock options. At September 30, 2016, the remaining accrued restructuring costs, which will substantially be paid in the fourth quarter of 2016, consisted of $1.4 million related to severance, COBRA benefits and outplacement costs for certain employees that were affected by the reduction in workforce.  This accrued liability is classified under Accrued Compensation on the Condensed Balance Sheet.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2016	2015	Change	2016	2015	Change
		(in thousands)			(in thousands)
Interest income	$110	$54	$56	$328	$162	$166

Interest income results from our interest-bearing cash and investment balances. The increase in interest income for the three months and nine months ended September 30, 2016, as compared to the same periods in 2015 was primarily due to the higher yield on our investments.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to our stock based compensation and the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption, and we have not yet determined which approach we will apply. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on January 1, 2018 using the modified retrospective approach. We are currently evaluating the potential impact of the adoption of ASU No. 2014-09 on our financial statements and cannot estimate the impact of adoption at this time.

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

In March 2016, the FASB issued ASU No. 2016-09—Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. We plan to adopt this new standard on January 1, 2017 and do not expect a material impact on our financial statements.

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

As of September 30, 2016, we had approximately $85.3 million in cash, cash equivalents and short term investments, as compared to approximately $126.3 million as of December 31, 2015, a decrease of approximately $41.0 million. The decrease was primarily attributable to the payments associated with funding our operating expenses for the nine months ended September 30, 2016. In June 2016, we received payments from BerGenBio amounting to $3.7 million pursuant to our exclusive license agreement which we signed in June 2011. In August 2015, we entered into Controlled Equity OfferingSM Sales Agreement with Cantor, as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. During the nine months ended September 30, 2016, 7,895,563 shares of common stock were sold under the Sales Agreement, with an aggregate proceeds of $24.3 million. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. We expect to receive approximately $3.7 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) over the remaining term of the sublease through January 2018. During the nine months ended September 30, 2016, we received approximately $3.4 million of sublease income and reimbursements. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including funds to continue efforts in preparation of the potential commercial launch of fostamatinib in ITP in the U.S., through the end of 2017. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

Our future funding requirements will depend upon many factors, including, but not limited to:

•	the outcome of our meeting with the FDA to discuss the results of our Phase 3 studies of fostamatinib in ITP;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the costs to build and expand our sales, marketing and distribution capabilities;

•	the costs to commercialize fostamatinib or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.

For the nine months ended September 30, 2016 and 2015, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(63,425)	$(9,616)
Investing activities	22,770	31,863
Financing activities	23,149	1,127
Net increase (decrease) in cash and cash equivalents	$(17,506)	$23,374

Net cash used in operating activities was approximately $63.4 million for the nine months ended September 30, 2016, compared to approximately $9.6 million for the nine months ended September 30, 2015. Net cash used in operating activities for the nine months ended September 30, 2016 was primarily due to the cash payments related to our research and development programs and severance payments as a result of the reduction in workforce in September 2016, partially offset by the $3.7 million payments we received from BerGenBio. Net cash used in operating activities for the nine months ended September 30, 2015 was primarily due to the cash payments related to our research and development programs, partially offset by the $8.0 million and $30.0 million upfront payments we received from Aclaris and BMS, respectively. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $22.8 million for the nine months ended September 30, 2016, compared to approximately $31.9 million for the nine months ended September 30, 2015. Net cash provided by investing activities in each period related to net maturities of short-term investments, partially offset by capital expenditures. Capital expenditures were approximately $798,000 for the nine months ended September 30, 2016, compared to approximately $412,000 for the same period in 2015.

Net cash provided by financing activities was approximately $23.1 million for the nine months ended September 30, 2016, compared to approximately $1.1 million for the nine months ended September 30, 2015. Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of net proceeds of $22.2 million from issuance of shares under our Sales Agreement as well as proceeds from exercise of outstanding options and issuance of shares under the Purchase Plan. Net cash provided by financing activities for the nine months ended September 30, 2015 was primarily due to the proceeds from the issuance of shares under our Purchase Plan.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

As of September 30, 2016, we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease(1)	$21,399	$15,997	$5,402	$—	$—

(1)

In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of $3.7 million over the remaining term of the sublease.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to submit the NDA for fostamatinib in ITP or if we submit the NDA but it is not accepted or not approved for ITP by the FDA, this would have a material adverse effect on our business, financial performance and results of operations.*

In August 2016, we announced the results of the first Phase 3 study of fostamatinib in ITP, reporting that fostamatinib met its primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control. In October 2016, we announced the results of the second study, reporting that the fostamatinib response rate was 18% consistent with the first study. However, one patient in the placebo group achieved a stable platelet response, therefore the difference between groups did not reach statistical significance.  Given that one of the two studies did not meet its primary endpoint, there is a risk that the FDA will not agree that we should move forward with submitting the NDA, or, that the FDA will not accept the submission, or that the submission is accepted but not approved, which would have a material adverse effect on our ability to generate revenue from the sales of fostamatinib in ITP. An inability to generate such revenue would have a material adverse effect on our business, financial performance and results of operations. In addition, the FDA may suggest that we need to conduct additional trials at significant costs before we submit applications seeking regulatory approval of our product candidates. Any such requirement for additional trials would most likely result in our inability to commercialize fostamatinib in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of fostamatinib in ITP.

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including funds to continue efforts in preparation of the potential commercial launch of fostamatinib in ITP in the U.S., through the end of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms.

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

Our future funding requirements will depend on many uncertain factors.*

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

•	the outcome of our meeting with the FDA to discuss the results of our Phase 3 studies of fostamatinib in ITP;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the costs to build and expand our sales, marketing and distribution capabilities;

•	the costs to commercialize fostamatinib or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

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

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, enrollment, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. In future clinical trials, we or our partners may discover additional side effects and/or higher frequency of side effects than those observed in previously completed clinical trials. The results of preliminary and mid-stage clinical trials do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous clinical trials. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical trials based on existing knowledge of the compounds. However, we cannot provide assurance that we will meet any of these timelines for clinical development. Additionally, the initial results of a completed earlier clinical trial of a product candidate do not necessarily predict final results and the results may not be repeated in later clinical trials.

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

We do not know whether we will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, in October 2016, we announced that our second Phase 3 study in our FIT Phase 3 clinical program did not meet its primary endpoint. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, in August 2014, we have discontinued our indirect AMPK activator program, R118, due to its side-effect profile in Phase 1 clinical trials.

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

We lack the capability to manufacture compounds for clinical development and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.*

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including fostamatinib in ITP, AIHA and IgAN. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $54.0 million for the nine months ended September 30, 2016. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur losses from operations and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of September 30, 2016, we had an accumulated deficit of approximately $1.0 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. We have about 70 pending patent applications and about 342 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in May 2015 and declared effective by the SEC in July 2015, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $150 million.  If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, future sales by us of our common stock may be dilutive to existing stockholders. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1	Separation Agreement by and between Rigel Pharmaceuticals, Inc. and Donald G. Payan, M.D., dated September 15, 2016.

10.2	Offer Letter from Rigel Pharmaceuticals, Inc. to Eldon C. Mayer III, dated September 12, 2016 (6)

10.3	Offer Letter from Rigel Pharmaceuticals, Inc. to Joseph Lasaga, dated September 26, 2016 (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(6)	Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2016

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 1, 2016

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1	Separation Agreement by and between Rigel Pharmaceuticals, Inc. and Donald G. Payan, M.D., dated September 15, 2016.

10.2	Offer Letter from Rigel Pharmaceuticals, Inc. to Eldon C. Mayer III, dated September 12, 2016 (6)

10.3	Offer Letter from Rigel Pharmaceuticals, Inc. to Joseph Lasaga, dated September 26, 2016 (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(6)	Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.