Form 10-K
period 2016-12-31
RIGEL PHARMACEUTICALS INC
filed 2017-03-07
CIK 1034842

rkr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐   No ☒

The approximate aggregate market value of the Common Stock held by non‑ affiliates of the registrant, based upon the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $210,660,442. Shares of the registrant’s outstanding Common Stock held by each executive officer, director and affiliates of the registrant’s outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of March 1, 2017, there were 122,285,861 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K incorporate information by reference from the definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K.

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

PART I

Item 1.  Business

Overview

Rigel Pharmaceuticals, Inc. was incorporated in Delaware in June 1996, and is based in South San Francisco, California. We are a clinical-stage biotechnology company dedicated to the discovery and development of novel, targeted drugs in the therapeutic areas of immunology, oncology and immuno-oncology. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our current clinical programs include clinical studies of fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor in a number of indications. We completed and reported results from the FIT Phase 3 clinical program of fostamatinib in chronic immune thrombocytopenia (ITP). We are also conducting a Phase 2 clinical study with fostamatinib in autoimmune hemolytic anemia (AIHA) and a Phase 2 clinical study for IgA nephropathy (IgAN). In addition, we have two oncology product candidates in development with partners BerGenBio AS (BerGenBio) (Phase 2) and Daiichi Sankyo (Daiichi) (Phase 1).

Since the beginning of 2016, we have experienced the following significant business events:

•

In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share. We received net proceeds of approximately $43.0 million after deducting underwriting discounts and commissions and estimated offering expenses.

•	In January 2017, we announced the following:
i.)	we completed the first cohort in the Phase 2 study of fostamatinib in IgAN; and
ii.)

we received $3.0 million from our immuno-oncology partnership with Bristol-Myers Squibb Company (BMS) in the fourth quarter of 2016 due to BMS identifying the TGF beta-receptor kinase inhibitor molecule for IND-enabling toxicology studies.

•

In August 2016, we reported results from the first Phase 3 clinical trial for ITP and in October 2016, we reported the results for a second Phase 3 study in ITP, as well as the results for the Phase 3 open label extension study in ITP with fostamatinib.  Data from the Phase 3 studies demonstrate a consistent fostamatinib response rate.  In addition, we announced that Esteban Masuda, Ph.D. was promoted to Senior Vice President for Research and that Joseph Lasaga rejoined the Company as Vice President, Business Development and Alliance Management.

•	In September 2016, we announced the following:
i.)	we reduced our workforce by 38% resulting in the elimination of 46 positions, mostly in the research area;
ii.)	Donald G. Payan, M.D. has retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research, effective September 15, 2016; and
iii.)	Eldon C. Mayer III joined the Company as Executive Vice President and Chief Commercial Officer.

•	In April 2016, we announced we had completed enrollment for the first two studies in our Phase 3 clinical program for forstamatinib in ITP.

•

In March 2016, we announced the appointment of Anne-Marie Duliege, M.D., M.S. to the role of chief medical officer, replacing Elliott Grossbard, M.D., who retired from that position after 14 years with the Company.

•	In February 2016, we announced that we initiated a Phase 2 clinical trial to evaluate fostamatinib as a potential treatment for AIHA.

•	In January 2016, we announced that we completed patient enrollment of the first Phase 3 study with fostamatinib for the treatment of ITP.

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

The key elements to our business and scientific strategy are to:

•	develop and commercialize fostamatinib in the United States where we believe a company our size can successfully compete;
•	outlicense European and Asian rights to fostamatinib;
•	develop and commercialize fostamatinib for possible additional indications;
•	develop a diverse portfolio of drug candidates that address a focused brand of therapeutic indications or that represent significant market opportunities;
•	utilize our discovery engine to discover and validate new product candidates in a focused range of therapeutic indications; and
•	develop drug candidates and establish strategic collaborations with pharmaceutical and biotechnology companies to further develop and market our product candidates.

Product Development Programs

Our product development portfolio features multiple novel, targeted drug candidates in the therapeutic areas of immunology, oncology and immuno-oncology.

Pipeline	Current Stage	Status
Fostamatinib—Oral SYK Inhibitor
Immune Thrombocytopenic Purpura (ITP)	Phase 3

We completed and reported results from the two Phase 3 clinical studies in August 2016 and October 2016. We are also conducting a long-term open-label extension study of certain patients from the first two Phase 3 clinical studies and who opted to receive treatment with fostamatinib.

We plan to submit the New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) in the first quarter of 2017 and would expect to receive a decision on approval from the FDA in the first quarter of 2018, with a potential commercial launch in the U.S. in the first half of 2018.

IgA Nephropathy (IgAN)	Phase 2

In January 2017, we announced that we completed the first cohort in the Phase 2 study of fostamatinib in IgAN. The Phase 2 study for the second cohort is currently enrolling patients and we expect to have data in the first part of 2018.

Autoimmune Hemolytic Anemia (AIHA)	Phase 2

The Phase 2 clinical trial continues to enroll patients with AIHA. The trial is a two-stage study and we expect to have results of the Stage 1 segment of the trial in 2017.  With this data, we will evaluate the best way forward and potentially an expedited path for pursuing AIHA.

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

Orally-available SYK inhibitor program.  Taken in tablet form, fostamatinib blocks the activation of SYK inside immune cells. ITP is typically characterized by the body producing antibodies that attach to healthy platelets in the blood stream. Immune cells recognize these antibodies and affix to them, which activates the SYK enzyme inside the immune cell, and triggers the destruction of the antibody and the attached platelet. When SYK is inhibited by fostamatinib, it interrupts this immune cell function and allows the platelets to escape destruction. The results of our Phase 2 clinical trial, in which fostamatinib was orally administered to sixteen adults with chronic ITP, published in Blood, showed that fostamatinib significantly increased the platelet counts of certain ITP patients, including those who had failed other currently available agents.

In October 2013, we met with the FDA for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program, called fostamatinib in thrombocytopenia (FIT), in which a total of 150 ITP patients were randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients will have been diagnosed with persistent or chronic ITP, and have blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects will receive fostamatinib orally at 100 mg bid (twice daily) and the other third will receive placebo on the same schedule. Subjects were expected to remain on treatment for 24 weeks. At week four of treatment, subjects who failed to meet certain platelet count and met certain tolerability thresholds could have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program is a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation to fostamatinib, our oral SYK inhibitor, for the treatment of ITP. On April 1, 2016, we announced that we completed enrollment for these two studies in the FIT Phase 3 clinical program of fostamatinib in ITP.

On August 30, 2016, we announced the results of the first study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control (p=0.0261). On October 20, 2016, we announced the results of the second study, reporting that the response rate was 18%, consistent with the first study. However, one patient in the placebo group (4%) achieved a stable platelet response, therefore the difference between those on treatment and those on placebo did not reach statistical significance (p=0.152) and the study did not meet its primary endpoint. When the data from both studies are combined, however, this difference is statistically significant (p=0.007). In the combined datasets for the first two Phase 3 studies, patients who met the primary endpoint had their platelet counts increase from a median of 18,500/uL of blood at baseline to more than 100,000/uL at week 24 of treatment.  These patients benefited substantially and typically did so within weeks of initiating treatment, providing early feedback as to whether fostamatinib may be a viable option for treating their ITP.  In the combined datasets, the frequency of patients who achieved a stable platelet response was statistically superior in the fostamatinib group versus the placebo group in the following subgroups: prior splenectomy or not; prior exposure to TPO agents or not; platelet counts below or above 15,000/uL of blood at baseline, demonstrating that the effect of fostamatinib is consistent across various clinical and treatment backgrounds.

Patients from the first two Phase 3 studies were given the option to enroll in a long-term open-label extension study and receive treatment with fostamatinib, also a Phase 3 trial. As of September 2016, 124 patients had been enrolled in this study. All the patients who responded to fostamatinib in the parent studies and enrolled in the long-term open-label extension study had maintained a median platelet count of 106,500/uL at a median of 16 months. In addition, there were 44 placebo non-responders that enrolled in the long-term open-label extension study. 41 of these patients had at least 12 weeks of follow-up.  Of those, 9 patients (22%) have achieved a prospectively defined stable platelet response, which is statistically significant (p=0.0078) and similar to the response rate fostamatinib achieved in the parent studies.

In the combined dataset of both stable and intermediate responders for the first two Phase 3 studies, the response rate was 29% (29/101), compared to 2% (1/49) for placebo (p=<0.0001).  A stable response was defined as a patient achieving platelet counts of greater than 50,000/uL on more than 4 of the 6 visits between weeks 14 and 24. In the post-study analysis performed by the Company, an intermediate response was defined to include patients achieving at least two consecutive median platelet counts over 50,000/uL during the trial without rescue, but who did not otherwise meet the stable response criteria.

The most frequent adverse events were gastrointestinal-related, and the safety profile of the product was consistent with prior clinical experience, with no new or unusual safety issues uncovered. Data from the first two Phase 3 studies as well as our ongoing open-label extension study demonstrates the consistent benefit of fostamatinib in ITP. We plan to submit an NDA for fostamatinib in ITP in the first quarter of 2017 and would expect to receive a decision on approval from the FDA in the first quarter of 2018, with a potential commercial launch in the U.S. in the first half of 2018.

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

Orally-available SYK inhibitor program.  Our Phase 2 clinical trial in patients with IgAN, called SIGN (SYK Inhibition for Glomerulonephritis) completed enrollment for the first cohort and is currently enrolling patients for the second cohort. In January 2017, we announced that the first cohort in the Phase 2 study of fostamatinib in IgAN was completed in various centers throughout Asia, the U.S. and Europe. This cohort evaluated the efficacy, safety, and tolerability of a low dose of fostamatinib (100mg BID, n=26; placebo n=12) as measured by change in proteinuria, renal function, and histology (comparing the pre- and post-study renal biopsies). The primary efficacy endpoint was the mean change in proteinuria from baseline at 24 weeks. The study found that at 24 weeks fostamatinib was well tolerated with a good safety profile. The initial data suggest a trend towards a greater reduction in proteinuria in fostamatinib treated patients relative to placebo. We are performing further analysis of data from the first cohort, particularly the histology review of the renal biopsies, as well as other secondary efficacy endpoints, which we will present later in 2017. The Phase 2 study for the second cohort is currently enrolling patients. We expect that the second cohort, evaluating a higher dose of fostamatinib (150 mg BID) for IgAN, will finish enrollment in 2017, with results in 2018.

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

Topical Ophthalmic JAK/SYK inhibitor program. We recently completed our Phase 2 study of patients with ocular GvHD to determine if R348, an ophthalmic JAK/SYK inhibitor, reduces inflammation and limits the damage to the eye tissue caused by the disease. The study was comprised of 35 patients that were randomized to receive either R348 at 0.2%, 0.5% or a placebo eye drops for 12 weeks. The primary endpoint was a mean change from baseline at 12 weeks in total fluorescein staining score (CFS) of all corneal regions, a measure of corneal epithelial damage.  In the “per protocol” population which is the pre-specified efficacy analysis population, the mean change from baseline at 12 weeks in CFS scores was -2.11 for the placebo group, -4.14 in the R348 0.2% group (p= 0.186 versus placebo group), and -6.00 in the R348 0.5% group (p=0.053 versus placebo, using nonparametric testing). As such, the primary endpoint was not met based on the results of the study. R348 was well tolerated by patients at both doses.  In light of the overall findings, we have decided not to pursue this program.

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

We are conducting preclinical studies to identify a lead molecule for our IRAK program. Inhibitors of IRAK activity represent valuable therapeutic tools to treat cytokine-driven autoimmune and inflammatory diseases. We plan on selecting a molecule from our IRAK program for preclinical development in 2017. It is expected that the program will include clinical evaluation in immunology areas, such as for lupus, gout and/or psoriasis.

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We do not have ongoing participation obligations under our agreements with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, Aclaris Therapeutics International Limited (Aclaris) for the development and commercialization of certain janus kinase (JAK) inhibitors for the treatment of alopecia areata and other dermatological conditions, AstraZeneca (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $531.9 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $148.8 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.  Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. Because we do not control the research, development or commercialization of the product candidates generated under these agreements, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received in the next 12 months or thereafter. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these agreements and it is possible that we may never receive any additional significant contingent payments or royalties under these agreements.

In October 2015, we entered into a non-exclusive license agreement with a third party, pursuant to which we received a payment in the single-digit millions in exchange for granting a non-exclusive license to certain limited intellectual property rights. We concluded that the granting of the license, which was fully delivered to such third party in the fourth quarter of 2015, represents the sole deliverable under this agreement. Accordingly, we recognized the payment as revenue during the year ended December 31, 2015.

In August 2015, we entered into a license agreement with Aclaris, pursuant to which Aclaris will have exclusive rights and will assume responsibility for the continued development of certain JAK inhibitor compounds for the treatment of alopecia areata and other dermatological conditions. Under the license agreement, we received a noncreditable and non-refundable upfront payment of $8.0 million in September 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $80.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products under the agreement. We concluded that the granting of the license, which has been fully delivered to Aclaris in the third quarter of 2015, represents the sole deliverable under this agreement.  Accordingly, we recognized the $8.0 million payment as revenue during the year ended December 31, 2015.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables were a single unit of accounting as the license did not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the research term. We believed that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. At the end of the initial research term, we were not notified by BMS of its intention to extend the initial research term under which we would perform research activities.  However, BMS does continue to evaluate compounds from the extensive portfolio under the agreement, on its own. During the years ended December 31, 2016 and 2015, we recognized revenue of $13.4 million and $16.6 million, respectively, relating to the upfront payment, and $290,000 and $822,000, respectively, relating to the research activities we performed. We do not have any deferred revenue as of December 31, 2016.

BMS is responsible for evaluating the compounds from the extensive portfolio under the agreement, on its own, for designation of a compound as an early candidate nomination. In November 2016, we were notified by BMS that it has designated one compound as an early drug candidate and received $3.0 million in December 2016, triggered by this development event.  All deliverables under the agreement had been previously delivered, as such, the above payment was recognized as revenue during the fourth quarter of 2016.

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

Intellectual Property

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. As of December 31, 2016, we had 67 pending patent applications and 341 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

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

Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for costs and expenses related to research and development, and other financial information for each of the fiscal years 2016, 2015 and 2014.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties.

A drug product candidate must be approved by the FDA through the new drug application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, for each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
•	review by an FDA advisory committee, if requested by the FDA;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and potentially post-market requirement, or PMR, and commitment, or PMC, studies.

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long term toxicity studies, may continue after the IND is submitted.

In support of the IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the submission of each IND before clinical trials may begin. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or resume. An IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB can suspend or terminate approval of a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Human clinical trials are typically conducted in sequential phases, which may overlap or be combined:

•

Phase 1. The drug is initially introduced into a small number of healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3. These clinical trials are commonly referred to as “pivotal” studies, which denote a study that presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, identify adverse effects, establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

•

Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

The FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.

Review of an NDA by the FDA

If clinical trials are successful, the next step in the drug development process is the preparation and submission to the FDA of a NDA. The NDA is the vehicle through which drug applicants formally propose that the FDA approve a new drug for marketing and sale in the United States for one or more indications. The NDA must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. The submission of most NDAs is subject to an application user fee and the sponsor of an approved NDA is also subject to annual product and establishment user fees. These fees are typically increased annually.

Following submission of an NDA, the FDA conducts a preliminary review of an NDA to determine whether the application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to goals to review and act within ten months from filing for standard review NDAs and within six months for NDAs that have been designated for “priority review”.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA for the drug and rare disease or condition. Orphan drug designation does not shorten the goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the application fee.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different indications. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

Healthcare Reform

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

With the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the Affordable Care Act.  It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

Manufacturing and Raw Materials

We currently rely on, and will continue to rely on, third party contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical and clinical trials.

Employees

As of December 31, 2016, we had 77 employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

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

If we are unable to submit the NDA or if we submit the NDA but it is not accepted or not approved for ITP by the FDA, this would have a material adverse effect on our business, financial performance and results of operations.

In August 2016, we announced the results of the first Phase 3 study of fostamatinib in ITP, reporting that fostamatinib met its primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control. In October 2016, we announced the results of the second study, reporting that the response rate was 18% consistent with the first study. However, one patient in the placebo group achieved a stable platelet response, therefore the difference between groups did not reach statistical significance.  Additionally, we have announced updates on the results of the third Phase 3 study of fostamatinib in ITP, an open label long term extension study.  We plan to submit an NDA for fostamatinib in ITP in the first quarter of 2017. Our NDA submission may include, among others, data on all three studies, a number of post-study analyses including an overall response rate for the first and second Phase 3 studies, which combines stable and intermediate responders, and a large legacy of safety data from previous trials.  Given that one of the three studies did not meet its primary endpoint, there is a risk that the FDA will not accept the submission, or that the submission is accepted but not approved for any reason, including that meeting the primary end-points in the first and third studies is found by the FDA to be insufficient for approval, which would have a material adverse effect on our ability to generate revenue from the sales of fostamatinib in ITP. An inability to generate such revenue would have a material adverse effect on our business, financial performance and results of operations. In addition, the FDA may suggest that we need to conduct additional trials at significant costs before we seek regulatory approval of our product candidates. Any such requirement for additional trials would most likely result in our inability to commercialize fostamatinib in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of fostamatinib in ITP.

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipeline. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the preparation for potential commercial launch of fostamatinib in ITP in the U.S., through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans including through our "at-the-market" equity offering programs. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend on many uncertain factors.

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

•	the FDA’s acceptance of our NDA, or the successful regulatory approval of such NDA;

•	the outcome of any potential FDA advisory committee meetings held for any of our product candidates;

•	the progress and success of clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the costs to build and expand our sales, marketing and distribution capabilities;

•	the costs to commercialize fostamatinib or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, to reduce personnel and operating expenses, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.

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

We do not know whether we will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, in October 2016, we announced that our second Phase 3 study in our FIT Phase 3 clinical program did not meet its primary endpoint. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. For example, in August 2014, we discontinued our indirect AMPK activator program, R118, due to its side-effect profile in Phase 1 clinical trials, and in July 2016, we discontinued our topical ophthalmic JAK/SYK inhibitor program, R348, due to our Phase 2 study of patients with ocular GvHD not meeting its primary endpoint.

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

Enacted or future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted.

The Affordable Care Act and its implementing regulations, among other things, substantially change the way healthcare is financed by both governmental and private insurers in the U.S. Among the provisions of the Affordable Care Act, those of the greatest impact on the pharmaceutical and biotechnology industry include a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction, was unable to reach its required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Legislative changes to the Affordable Care Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration.  We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Even if our product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

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

We are in the initial stages of developing our sales, marketing and distribution capabilities. If we are unable to develop effective sales, marketing and distribution capabilities on our own or through collaborations or other marketing partners, we will not be successful in commercializing one or more of our product candidates.

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

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including fostamatinib in ITP, AIHA and IgAN. We currently use one manufacturer of fostamatinib. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices (cGMP). In addition, we rely on our third-party suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis, which could have a material adverse effect on sales, results of operations and financial condition. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer, if any. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our IND applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

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

We incurred a loss from operations of approximately $69.7 million for the year ended December 31, 2016. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur losses from operations and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of December 31, 2016, we had an accumulated deficit of approximately $1.1 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. As of December 31, 2016, we had 67 pending patent applications and 341 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our stock price may be volatile, and our stockholders’ investment in our common stock could decline in value.

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

The vote by the United Kingdom (U.K.) electorate in favor of the U.K.’s exit from the European Union (E.U.) could adversely impact our business, results of operations and financial condition.

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

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in May 2015 and declared effective by the SEC in July 2015, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $150 million. To date, we have $74 million remaining under such universal shelf registration statement. If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, future sales by us of our common stock may be dilutive to existing stockholders. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading publicly under the symbol “RIGL” on December 7, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2015
First Quarter	$3.91	$2.02
Second Quarter	$5.20	$2.95
Third Quarter	$3.39	$2.32
Fourth Quarter	$3.68	$2.42
Year Ended December 31, 2016
First Quarter	$2.97	$1.94
Second Quarter	$2.93	$2.16
Third Quarter	$3.93	$2.13
Fourth Quarter	$4.01	$2.38

On March 1, 2017, the last reported sale price for our common stock on the Nasdaq Global Market was $2.85 per share.

Holders

As of March 1, 2017, there were approximately 95 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2011 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified‑capitalization weighted index that includes securities of Nasdaq‑listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

*$100 invested on December 31, 2011 in stock or index‑including reinvestment of dividends at fiscal year ending December 31.

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

	Fiscal Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations	$20,383	$28,895	$8,250	$7,150	$2,250
Costs and expenses:
Research and development	63,446	62,825	67,696	75,328	78,778
General and administrative	20,908	17,813	22,501	19,612	22,849
Restructuring charges	5,770	—	—	1,679	—
Loss on sublease	—	—	9,302	—	—
Total costs and expenses	90,124	80,638	99,499	96,619	101,627
Loss from operations	(69,741)	(51,743)	(91,249)	(89,469)	(99,377)
Interest income	437	222	243	426	520
Gain on disposal of assets	88	57	98	16	17
Net loss	$(69,216)	$(51,464)	$(90,908)	$(89,027)	$(98,840)
Net loss per share, basic and diluted	$(0.73)	$(0.58)	$(1.04)	$(1.02)	$(1.32)
Weighted average shares used in computing net loss per share, basic and diluted	94,387	88,434	87,662	87,288	74,967

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$74,766	$126,276	$143,159	$211,975	$298,241
Working capital	53,626	95,228	136,512	209,781	290,254
Total assets	78,134	131,747	154,135	226,058	310,043
Accumulated deficit	(1,060,862)	(991,646)	(940,182)	(849,274)	(760,247)
Total stockholders’ equity	55,027	91,381	128,246	208,251	289,096

See Note 1 to the Financial Statements for description of the number of shares used in the computation of basic and diluted loss per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical-stage biotechnology company dedicated to the discovery and development of novel, targeted drugs in the therapeutic areas of immunology, oncology and immuno-oncology. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our current clinical programs include clinical studies of fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor in a number of indications. We completed and reported results from the FIT Phase 3 clinical program of fostamatinib in chronic immune thrombocytopenia (ITP). We are also conducting a Phase 2 clinical study with fostamatinib in autoimmune hemolytic anemia (AIHA) and a Phase 2 clinical study for IgA nephropathy (IgAN). In addition, we have two oncology product candidates in development with partners BerGenBio AS (BerGenBio) (Phase 2) and Daiichi Sankyo (Daiichi) (Phase 1).

Since inception, we have financed our operations primarily through the sale of equity securities, and contract payments under our collaboration agreements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of December 31, 2016, we had approximately $74.8 million in cash, cash equivalents and short term investments. During the year ended December 31, 2016, we received an aggregate proceeds of $24.3 million under the Controlled Equity OfferingSM Sales Agreement, an aggregate of $6.7 million payments pursuant to our agreements with our collaborative partners, and approximately $4.5 million of sublease income and reimbursements under a sublease agreement with an unrelated third party. In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share. We received net proceeds of approximately $43.0 million after deducting underwriting discounts and commissions and estimated offering expenses. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the preparation for potential commercial launch of fostamatinib in ITP in the U.S., through at least the next 12 months. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines.

Our revenues have consisted primarily of revenues from sponsored research and license agreements with our corporate collaborators. We earned contract revenues from collaborations of $20.4 million in 2016 comprised of the amortization of the $30.0 million upfront payment from BMS of $13.4 million, contingent payment of $3.0 million, and the FTE fees we earned from BMS of $290,000, as well as the contingent payment we received from BerGenBio of $3.7 million.

Within our product development portfolio, our most advance program is fostamatinib in ITP. Data from the first two Phase 3 studies, as well as our ongoing open-label extension study demonstrate the consistent benefit of fostamatinib in ITP. We plan to submit an NDA for fostamatinib in ITP in the first quarter of 2017 and would expect to receive a decision on approval from the FDA in the first quarter of 2018, with a potential commercial launch in the U.S. in the first half of 2018.

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

Recent Developments

Changes in Board of Directors

On February 22, 2017, Stephen A. Sherwin, M.D. notified the Company of his decision to resign as a member of the Board of Directors of the Company (the “Board”), effective as of May 11, 2017, the anticipated date of the Company’s 2017 Annual Meeting of Stockholders.

Effective upon Dr. Sherwin’s resignation, the Board also appointed Gary A. Lyons, a current member of the Board, to the Audit Committee of the Board (the “Audit Committee”).  Mr. Lyons’s appointment to the Audit Committee fills the vacancy created by the resignation of Dr. Sherwin.

Effective February 24, 2017, and solely in order to provide for an equal apportionment of the members among the three classes of the Company’s classified Board, Raul R. Rodriguez, resigned from the Board as a director continuing in office until the Company’s 2018 Annual Meeting of Stockholders and was immediately reappointed by the Board as a director continuing in office until the Company’s 2017 Annual Meeting of Stockholders. The reallocation of Mr. Rodriguez as a director continuing in office until the Company’s 2017 Annual Meeting of Stockholders had no effect on any aspect of Mr. Rodriguez’s compensatory arrangements with the Company.

In connection with these actions and in accordance with the Company’s amended and restated certificate of incorporation and amended and restated bylaws, the Board eliminated the vacancy created from Dr. Sherwin’s resignation from the Board by reducing the total number of authorized directors to six (6) members, effective upon Dr. Sherwin’s resignation.

Research and Development Expenses

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock‑based compensation, and allocated facility costs.

We do not track fully‑burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on three categories: research, development, and other. Our research team is focused on creating a portfolio of product candidates that can be developed into small‑molecule therapeutics in our own proprietary programs or with potential collaborative partners and utilizes our discovery engine to discover and validate new product candidates in our focused range of therapeutic indications. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, lab supplies and fees to third party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock‑based compensation expense relating to personnel in research and development groups.

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

The following table presents our total research and development expenses by category.

	Year Ended December 31,			From January 1, 2007*
	2016	2015	2014	to December 31, 2016
	(in thousands)
Categories:
Research	$19,909	$21,904	$18,388	$216,408
Development	30,951	25,988	27,727	314,233
Other	12,586	14,933	21,581	221,951
	$63,446	$62,825	$67,696	$752,592

*We started tracking research and development expenses by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $9.5 million, $10.8 million and $16.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and allocated stock‑based compensation expenses of approximately $3.1 million, $4.1 million and $4.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

For the year ended December 31, 2016, a major portion of our total research and development expense was associated with research and development expense for our ITP, IgAN and AIHA programs, salaries of our research and development personnel, allocated facilities costs, and research and development expense for our ITP, IgAN and AIHA programs.  For the years ended December 31, 2015 and 2014, a major portion of our total research and development expense was associated with salaries of our research and development personnel, allocated facilities costs, and research and development expense for our ITP and IgAN programs.

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

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to our stock based compensation and the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the year ended December 31, 2016 as compared to those previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2015. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

We granted performance-based stock options to purchase shares of our common stock which will vest upon the achievement of certain corporate performance-based milestones. We determined the fair values of these performance-based stock options using the Black-Scholes option pricing model at the date of grant. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognize stock-based compensation expense on the related estimated fair value of such options on a straight-line basis from the date of grant up to the date when we expect the performance condition will be achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, we recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement.  In those cases, we recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if we had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be achieved, if any.  During the year ended December 31, 2016, we recognized $1.8 million of stock-based compensation expense relating to certain performance-based stock options granted in 2014, 2015 and 2016 in which the corresponding corporate performance-based milestones have been achieved or were considered probable of achievement as of December 31, 2016.  At December 31, 2016, total unrecognized compensation cost related to certain performance-based stock options, with various performance conditions, was $458,000.

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

Results of Operations

Year Ended December 31, 2016, 2015 and 2014

Revenues

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2016	2015	2014	2016 from 2015	2015 from 2014
	(in thousands)
Contract revenues from collaborations	$20,383	$28,895	$8,250	$(8,512)	$20,645

Contract revenues from collaborations of $20.4 million in 2016 were comprised of the amortization of the $30.0 million upfront payment of $13.4 million, contingent payment of $3.0 million, and the FTE fees we earned from BMS of $290,000, as well as the contingent payment of $3.7 million we received from BerGenBio. Contract revenues from collaborations of $28.9 million in 2015 were comprised of the amortization of the $30.0 million upfront payment from BMS of $16.6 million and the FTE fees we earned from BMS of $822,000 as well as the upfront payments received from our other collaborative partners in the aggregate of $11.5 million. Contract revenues from collaborations of $8.3 million in 2014 consisted of $5.8 million associated with the non‑refundable time‑based payment and $2.5 million payment from AZ for their continued development of R256 in asthma.

We do not have any deferred revenue as of December 31, 2016. Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expenses

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2016	2015	2014	2016 from 2015	2015 from 2014
	(in thousands)
Research and development expense	$63,446	$62,825	$67,696	$621	$(4,871)
Stock-based compensation expense included in research and development expense	$3,103	$4,100	$4,674	$(997)	$(574)

The increase in research and development expense for the year ended December 31, 2016, compared to the same period in 2015, was primarily due to the increase in research and development costs related to our fostamatinib in ITP and AIHA programs, partially offset by the decreases in personnel costs and stock based compensation due to the reduction in workforce in September 2016. The decrease in research and development expense for the year ended

December 31, 2015, compared to the same period in 2014, was primarily due to the decrease in facilities costs resulting from the sublease agreement executed in December 2014, the completion in 2014 of a Phase 2 study of R348 in dry eye and the discontinuation of our indirect AMPK activator program, R118, in 2014, partially offset by the increases in bonus compensation expense and research and development costs related to our Phase 3 clinical program in ITP.

We expect our research and development expense in 2017 to decrease as a result of the reduction in workforce in September 2016, as well as the completion of the pivotal Phase 3 clinical trials in ITP in 2016.

General and Administrative Expense

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2016	2015	2014	2016 from 2015	2015 from 2014
	(in thousands)
General and administrative expense	$20,908	$17,813	$22,501	$3,095	$(4,688)
Stock-based compensation expense included in general and administrative expense	$4,230	$3,303	$5,113	$927	$(1,810)

The increase in general and administrative expense for the year ended December 31, 2016, compared to the same period in 2015, was primarily due to the commercial launch costs incurred in preparation for a potential commercial launch of fostamatinib in ITP, as well as the recognition of stock-based compensation expense relating to certain performance-based stock options granted in 2016, 2015 and 2014 in which the corresponding corporate performance-based milestones have been achieved or were considered probable of achievement as of December 31, 2016.  The decrease in general and administrative expense for the year ended December 31, 2015, compared to the same period in 2014, was primarily due to the decreases in personnel costs due to the retirement of our former Chief Executive Officer (CEO) in December 2014, as discussed below, and facilities costs as a result of the sublease agreement executed in December 2014.

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

We expect our general and administrative expense in 2017 to increase as we as continue our efforts in preparation for potential commercial launch of fostamatinib in ITP in the U.S in 2018.

Loss on Sublease

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2016	2015	2014	2016 from 2015	2015 from 2014
	(in thousands)
Loss on sublease	$—	$—	$9,302	$—	$(9,302)

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

Restructuring Charges

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2016	2015	2014	2016 from 2015	2015 from 2014
	(in thousands)
Restructuring charges	$5,770	$—	$—	$5,770	$—
Stock-based compensation expense included in restructuring charges	$499	$—	$—	$499	$—

In September 2016, we announced that we had reduced our workforce by 46 positions, mostly in the research area.  We also announced that effective September 15, 2016, Donald G. Payan, M.D, has retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research.  We recorded restructuring charges during the year ended December 31, 2016 of approximately $5.8 million within Restructuring Charges in the accompanying Statement of Operations, which included $5.0 million of severance costs paid in cash, $319,000 impairment of certain property and equipment, and $499,000 of non-cash stock-based compensation expense as a result of the modification of our former executive’s stock options. At December 31, 2016, the remaining accrued restructuring cost was $712,000 related to COBRA benefits and outplacement costs and is classified under Accrued Compensation in the Balance Sheet.

Interest income

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2016	2015	2014	2016 from 2015	2015 from 2014
	(in thousands)
Interest income	$437	$222	$243	$215	$(21)

Interest income results from our interest‑bearing cash and investment balances. The increase in interest income for the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the higher yield on our investments.  The decrease in interest income for the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to lower average cash balance of our short‑term investments.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on January 1, 2018 using the modified retrospective approach. The adoption of ASU No. 2014-09 may have a material effect on our financial statements.  To date, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process of the new standard.  We have performed a preliminary assessment for our active license and collaboration agreements.  Based on our preliminary assessment, we expect that the timing of recognition for certain contingent payments relating to our active license and collaboration agreements may be impacted by adoption of the new standard.  ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments.  Under our current accounting policy, we recognize contingent payments as revenue in the period that the payment-triggering event occurred or is achieved.  However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities, and contract payments under our collaboration agreements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials.

As of December 31, 2016, we had approximately $74.8 million in cash, cash equivalents and short‑term investments, as compared to approximately $126.3 million as of December 31, 2015, a decrease of approximately $51.5 million. The decrease was primarily attributable to the payments associated with funding our operating expenses for the year ended December 31, 2016.  In December 2016, we received $3.0 million payment from BMS pursuant to our collaboration agreement entered into in February 2015. In June 2016, we received payments from BerGenBio amounting to $3.7 million pursuant to our exclusive license agreement which we signed in June 2011. In August 2015, we entered into a Controlled Equity Offering SM Sales Agreement with Cantor, as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. During the year ended December 31, 2016, 7,895,563 shares of common stock were sold under the Sales Agreement, with an aggregate proceeds of $24.3 million.  In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. We expect to receive approximately $3.1 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) over the remaining term of the sublease through January 2018. During the year ended December 31, 2016, we received approximately $4.5 million of sublease income and reimbursements.  In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share. We received net proceeds of approximately $43.0 million after deducting underwriting discounts and commissions and estimated offering expenses. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the preparation for potential commercial launch of fostamatinib in ITP in the U.S., through at least the next 12 months. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

Our future funding requirements will depend upon many factors, including, but not limited to:

•	the FDA’s acceptance of our NDA, or the successful regulatory approval of such NDA;

•	the outcome of any potential FDA advisory committee meetings held for any of our product candidates;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the costs to build and expand our sales, marketing and distribution capabilities;

•	the costs to commercialize fostamatinib or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.

For the years ended December 31, 2016 and 2015, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(75,889)	$(23,413)	$(69,753)
Investing activities	24,881	44,613	62,932
Financing activities	25,184	7,053	1,170
Net increase (decrease) in cash and cash equivalents	$(25,824)	$28,253	$(5,651)

Net cash used in operating activities was approximately $75.9 million in 2016 compared to approximately $23.4 million and $69.8 million in 2015 and 2014, respectively. Net cash used in operating activities in 2016 was primarily due to the cash payments related to our research and development programs and severance payments as a result of the reduction in workforce in September 2016, partially offset by the $3.7 million and $3.0 million payments we received from BerGenBio and BMS, respectively. Net cash used in operating activities in 2015 and 2014 were primarily due to the cash payments related to our research and development programs, partially offset by the $41.5 million and $8.3 million payments we received in 2015 and 2014, respectively, from our collaborative partners. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $24.9 million in 2016 compared to approximately $44.6 million and $62.9 million in 2015 and 2014, respectively. Net cash provided by investing activities in 2016, 2015 and 2014 related to net maturities of short‑term investments, partially offset by capital expenditures. Capital expenditures were approximately $804,000, $546,000 and $413,000 in 2016, 2015 and 2014, respectively.

Net cash provided by financing activities was approximately $25.2 million in 2016 compared to approximately $7.1 million and $1.2 million in 2015 and 2014, respectively. Net cash provided by financing activities in 2016 and 2015 consisted of net proceeds from issuance of shares under the Controlled Equity Offering Sales Agreement of $23.6 million and $5.3 million, respectively, as well as proceeds from exercise of outstanding options and issuance of shares under the Purchase Plan of $1.6 million and $1.8 million, respectively. Net cash provided by financing activities in 2014 related to the proceeds from the exercise of outstanding options and issuance of shares under the Purchase Plan.

Off‑Balance Sheet Arrangements

As of December 31, 2016, we had no off‑balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S‑K under the Exchange Act).

Contractual Obligations

We conduct our research and development programs internally and through third parties that include, among others, arrangements with universities, consultants and contract research organizations (CRO). We have contractual arrangements with these parties, however our contracts with them are cancelable generally on reasonable notice within one year and our obligations under these contracts are primarily based on services performed. We do not have any purchase commitments under any collaboration arrangements.

We have agreements with certain CROs to conduct our clinical trials. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties.

As of December 31, 2016, we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$17,504	$16,153	$1,351	$—	$—

(1)

In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $3.1 million over the remaining term of the sublease.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then‑prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short‑term investments in a variety of securities, including money market funds and government and non‑government debt securities and the maturities of each of these instruments is less than one year. In 2016, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short‑term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

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

INDEX TO FINANCIAL STATEMENTS

Rigel Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rigel Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 7, 2017

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$17,632	$43,456
Short-term investments	57,134	82,820
Accounts receivable	—	203
Prepaid and other current assets	1,448	2,545
Total current assets	76,214	129,024
Property and equipment, net	1,156	1,613
Other assets	764	1,110
	$78,134	$131,747
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,563	$2,763
Accrued compensation	4,085	6,251
Accrued research and development	5,881	4,953
Other accrued liabilities	1,033	1,133
Deferred revenue	—	13,427
Deferred liability – sublease, current portion	3,222	3,005
Deferred rent, current portion	2,804	2,264
Total current liabilities	22,588	33,796

Long-term portion of deferred liability – sublease	238	3,460
Long-term portion of deferred rent	279	3,083
Other long-term liabilities	2	27

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 99,269,418 and 90,554,589 shares issued and outstanding as of December 31, 2016 and 2015, respectively	100	91
Additional paid-in capital	1,115,807	1,082,980
Accumulated other comprehensive loss	(18)	(44)
Accumulated deficit	(1,060,862)	(991,646)
Total stockholders’ equity	55,027	91,381
	$78,134	$131,747

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Contract revenues from collaborations	$20,383	$28,895	$8,250
Costs and expenses:
Research and development	63,446	62,825	67,696
General and administrative	20,908	17,813	22,501
Restructuring charges	5,770	—	—
Loss on sublease	—	—	9,302
Total costs and expenses	90,124	80,638	99,499

Loss from operations	(69,741)	(51,743)	(91,249)
Interest income	437	222	243
Gain on disposal of assets	88	57	98
Net loss	$(69,216)	$(51,464)	$(90,908)

Net loss per share, basic and diluted	$(0.73)	$(0.58)	$(1.04)

Weighted average shares used in computing net loss per share, basic and diluted	94,387	88,434	87,662

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(69,216)	$(51,464)	$(90,908)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	26	(37)	(54)

Comprehensive loss	$(69,190)	$(51,501)	$(90,962)

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2014	87,524,349	$88	$1,057,390	$47	$(849,274)	208,251
Net loss	—	—	—	—	(90,908)	(90,908)
Net change in unrealized gain on short-term investments	—	—	—	(54)	—	(54)
Issuance of common stock upon exercise of options and participation in Purchase Plan	517,096	—	1,170	—	—	1,170
Stock compensation expense	—	—	9,787	—	—	9,787
Balance at December 31, 2014	88,041,445	88	1,068,347	(7)	(940,182)	128,246
Net loss	—	—	—	—	(51,464)	(51,464)
Net change in unrealized loss on short-term investments	—	—	—	(37)	—	(37)
Issuance of common stock upon exercise of options and participation in Purchase Plan	790,832	1	1,760	—	—	1,761
Issuance of common stock, net of offering costs	1,722,312	2	5,470	—	—	5,472
Stock compensation expense	—	—	7,403	—	—	7,403
Balance at December 31, 2015	90,554,589	91	1,082,980	(44)	(991,646)	91,381
Net loss	—	—	—	—	(69,216)	(69,216)
Net change in unrealized loss on short-term investments	—	—	—	26	—	26
Issuance of common stock upon exercise of options and participation in Purchase Plan	819,266	1	1,597	—	—	1,598
Issuance of common stock, net of offering costs	7,895,563	8	23,398	—	—	23,406
Stock compensation expense	—	—	7,832	—	—	7,832
Balance at December 31, 2016	99,269,418	$100	$1,115,807	$(18)	$(1,060,862)	$55,027

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(69,216)	$(51,464)	$(90,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941	1,439	2,359
Stock-based compensation expense	7,333	7,403	9,787
Non-cash restructuring charges	818	—	—
Net amortization of premium on short-term investment	115	—	—
Gain on disposal of assets	(88)	(57)	(98)
Loss on sublease	—	—	9,302
Changes in assets and liabilities:
Accounts receivable	203	5,547	—
Prepaid and other current assets	1,097	(917)	722
Other assets	167	159	439
Accounts payable	2,800	1,150	(2,290)
Accrued compensation	(2,166)	3,419	(17)
Accrued research and development	928	960	2,405
Other accrued liabilities	(100)	599	(212)
Deferred revenue	(13,427)	13,427	—
Deferred rent and other long term liabilities	(5,294)	(5,078)	(1,242)
Net cash used in operating activities	(75,889)	(23,413)	(69,753)
Investing activities
Purchases of short-term investments	(103,053)	(151,763)	(218,594)
Maturities of short-term investments	128,650	196,862	281,705
Proceeds from disposal of assets	88	60	234
Capital expenditures	(804)	(546)	(413)
Net cash provided by investing activities	24,881	44,613	62,932
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	1,598	1,761	1,170
Proceeds from sale and issuance of common stock, net of offering costs	23,586	5,292	—
Net cash provided by financing activities	25,184	7,053	1,170
Net increase (decrease) in cash and cash equivalents	(25,824)	28,253	(5,651)
Cash and cash equivalents at beginning of period	43,456	15,203	20,854
Cash and cash equivalents at end of period	$17,632	$43,456	$15,203

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made by management include those relating to our stock based compensation and the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made, however actual results could differ from these estimates. To the extent there are material differences between these estimates and actual results, our financial statements will be affected.

Stock award plans

We have four stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan), 2000 Non‑Employee Directors Stock Option Plan (Directors’ Plan) and Inducement Plan. The 2011 Plan, 2000 Plan and Directors’ Plan provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. The Inducement Plan is intended mainly to provide an inducement material for certain individuals to enter into employment with the Company.  We also have our Employee Stock Purchase Plan (Purchase Plan), where eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black‑Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk‑free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk‑free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. In order to calculate stock‑ based compensation expense, we also estimate the forfeiture rate using our historical experience with options that cancel before they vest. We review our forfeiture rates each quarter and make any necessary changes to our estimates. We use the straight‑line attribution method over the requisite employee service period for the entire award in recognizing stock‑based compensation expense.

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

All cash equivalents and short‑term investments are classified as available‑for‑sale securities. Available‑for‑sale securities are carried at fair value at December 31, 2016 and 2015. Unrealized gains (losses) are reported in the statements of stockholders’ equity and comprehensive loss. Fair value is estimated based on available market information or valuation methodologies. The cost of securities sold is based on the specific identification method. See Note 5 for a summary of available-for-sale securities at December 31, 2016 and 2015.

Fair value of financial instruments

The carrying values of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments. Cash equivalents and short-term investments are carried at fair value at December 31, 2016 and 2015.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments primarily consist of money market funds, U. S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to credit risk arising from our investments. All cash and cash equivalents and short-term investments are maintained with financial institutions that management believes are creditworthy.  As of December 31, 2015, we had accounts receivable from BMS of $203,000 relating to our performance of research activities.  We had no accounts receivable at December 31, 2016.  To date, we have not experienced significant losses with respect to the collection of our accounts receivable and we believe that we do not have a material exposure to credit risk arising from our accounts receivable.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
EPS Numerator:
Net loss	$(69,216)	$(51,464)	$(90,908)
EPS Denominator—Basic and Diluted:
Weighted-average common shares outstanding	94,387	88,434	87,662
Net loss per common share:
Basic and diluted	$(0.73)	$(0.58)	$(1.04)

During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share for all periods presented, as their effect would have been antidilutive. These securities consist of the following (in thousands except per share data):

	December 31,
	2016	2015	2014
Outstanding stock options	20,257	19,106	16,971
Warrant to purchase common stock	32	200	200
Weighted average exercise price of options	$6.25	$7.08	$9.07
Weighted average exercise price of warrant	$6.61	$6.61	$6.61

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on January 1, 2018 using the modified retrospective approach. The adoption of ASU No. 2014-09 may have a material effect on our financial statements.  To date, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process of the new standard.  We have performed a

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

preliminary assessment for our active license and collaboration agreements. Based on our preliminary assessment, we expect that the timing of recognition for certain contingent payments relating to our active license and collaboration agreements may be impacted by adoption of the new standard. ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments.  Under our current accounting policy, we recognize contingent payments as revenue in the period that the payment-triggering event occurred or is achieved.  However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS

We conduct research and development programs independently and in connection with our corporate collaborators. We do not have ongoing participation obligations under our agreements with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $531.9 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $148.8 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $37.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

In October 2015, we entered into a non-exclusive license agreement with a third party, pursuant to which we received a payment in the single-digit millions in exchange for granting a non-exclusive license to certain limited intellectual property rights. We concluded that the granting of the license, which was fully delivered to such third party in the fourth quarter of 2015, represents the sole deliverable under this agreement. Accordingly, we recognized the payment as revenue during the year ended December 31, 2015.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

In August 2015, we entered into a license agreement with Aclaris, pursuant to which Aclaris will have exclusive rights and will assume responsibility for the continued development of certain JAK inhibitor compounds for the treatment of alopecia areata and other dermatological conditions. Under the license agreement, we received a noncreditable and non-refundable upfront payment of $8.0 million in September 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $80.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products under the agreement. We concluded that the granting of the license, which has been fully delivered to Aclaris in the third quarter of 2015, represents the sole deliverable under this agreement. Accordingly, we recognized the $8.0 million payment as revenue during the year ended December 2015.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables were a single unit of accounting as the license did not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement through September 2016, the end of the research term. We believed that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. At the end of the initial research term, we were not notified by BMS of its intention to extend the initial research term under which we would perform research activities.  However, BMS does continue to evaluate compounds from the extensive portfolio under the agreement, on its own. During the years ended December 31, 2016 and 2015, we recognized revenue of $13.4 million and $16.6 million, respectively, relating to the upfront payment, and $290,000 and $822,000, respectively, relating to the research activities we performed. We do not have any deferred revenue as of December 31, 2016.

BMS is responsible for evaluating the compounds from the extensive portfolio under the agreement, on its own, for designation of a compound as an early candidate nomination. In November 2016, we were notified by BMS that it has designated one compound as an early drug candidate and received $3.0 million in December 2016, triggered by this development event.  All deliverables under the agreement had been previously delivered, as such, the above payment was recognized as revenue during the fourth quarter of 2016.

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

3. SIGNIFICANT CONCENTRATIONS

For the year ended December 31, 2016, BMS and BerGenBio accounted for 82% and 18% of our revenues, respectively. For the year ended December 31, 2015, BMS, Aclaris and another third party accounted for 60%, 28% and 12% of our revenues, respectively.  For the year ended December 31, 2014, AZ accounted for all of our revenues. As of

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015, we had accounts receivable from BMS of $203,000 relating to the performance of research activities.  As of December 31, 2016, we had no accounts receivable.

4. STOCK‑BASED COMPENSATION

Total stock‑based compensation expense related to all of our stock‑based awards was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
General and administrative	$4,230	$3,303	$5,113
Research and development	3,103	4,100	4,674
Restructuring charges	499	—	—
Total stock-based compensation expense	$7,832	$7,403	$9,787

During the second quarter of 2016, we entered into severance agreements with certain employees. As part of the severance arrangements, we extended the date through which such former employees had the right to exercise their vested options.  In addition, we also accelerated the vesting of certain unvested stock options granted to a former employee.  As a result of these modifications, we recorded entire incremental stock-based compensation expense of $641,000 during the year ended December 31, 2016. The incremental compensation expense was computed based on the fair values of the modified awards on the respective modification dates.  This amount is included as part of “Research and development expense” in the accompanying Statements of Operations.

In September 2016, we entered into a severance agreement with a former executive (see Note 11). As part of the severance arrangement we offered, we extended the date through which such former executive had the right to exercise his vested options. In addition, we also accelerated the vesting of certain of his unvested stock options. As a result of these modifications, we recorded the entire incremental stock-based compensation expense of approximately $499,000 during the year ended December 31, 2016.  The incremental compensation expense was computed based on the fair values of the modified awards on the respective modification dates.  This amount is included as part of “Restructuring charges” in the accompanying Statements of Operations.

In December 2014, we entered into a severance agreement with our former CEO. As part of the severance arrangement we offered, we extended the date through which such former employees had the right to exercise their vested options. In addition, we also accelerated the vesting period of certain of his unvested stock options. As a result of these modifications, we recorded the entire incremental stock-based compensation expense of approximately $1.5 million during the year ended December 31, 2014.  The incremental compensation expense was computed based on the fair values of the modified awards on the respective modification dates. This amount is included as part of “General and administrative expense” in the accompanying Statements of Operations.

Employee Stock Option Plans

We have four stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan), 2000 Non‑Employee Directors Stock Option Plan (Directors’ Plan) and Inducement Plan. The 2011 Plan, 2000 Plan and Directors’ Plan provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. The Inducement Plan is intended mainly to provide an inducement material for certain individuals to enter into employment with the Company.

Options granted under our 2011 Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2016, a total of 12,678,697 shares of common stock were authorized for issuance under the 2011 Plan. There were 335,895 options to purchase shares exercised during the year ended December 31, 2016 under the 2011 Plan. Options under the 2000 Plan

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2016, a total of 12,299,050 shares of common stock were authorized for issuance under the 2000 Plan. There were 625 options to purchase shares exercised during the year ended December 31, 2016 under the 2000 Plan. Options under the Directors’ Plan may be granted for a maximum term 10 years. The exercise price of options under the Directors’ Plan is equal to the fair market value of the common stock on the date of grant. As of December 31, 2016, a total of 1,188,182 shares of common stock were authorized for issuance under the Directors’ Plan. There were no options to purchase shares exercised during the year ended December 31, 2016 under the Directors’ Plan. Options granted under our Inducement Grant expire no later than ten years from the date of grant and may be granted with different vesting terms from time to time. As of December 31, 2016, a total of 640,000 shares of common stock were authorized for issuance under the Inducement Plan. There were no options to purchase shares exercised during the year ended December 31, 2016 under the Inducement Plan.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes the weighted‑average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
	2016	2015	2014
Risk-free interest rate	1.8%	1.8%	2.2%
Expected term (in years)	6.2	6.5	6.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	61.1%	65.0%	74.4%

The exercise price of stock options is determined to be the market price of our common stock on the date immediately preceding the date of grant. These stock options become exercisable at varying dates and generally expire ten years from the date of grant. At December 31, 2016, options to purchase 6,548,696 shares of common stock were available for grant and 26,805,929 reserved shares of common stock were available for future issuance under our stock option plans.

Stock‑Based Compensation Award Activity

Option activity under our equity incentive plans was as follows:

				Weighted-
				Average
				Remaining
	Shares Available	Number of Shares	Weighted-Average	Contractual Term	Aggregate
	For Grant	Underlying Options	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2016	5,245,977	19,106,472	$7.08
Authorized for grant	2,790,000	—
Granted	(5,251,185)	5,251,185	$2.98
Exercised	—	(336,520)	$2.30
Cancelled	3,763,904	(3,763,904)	$6.32
Outstanding at December 31, 2016	6,548,696	20,257,233	$6.24	5.04	$727,727
Vested and expected to vest at December 31, 2016		20,032,758	$6.27
Exercisable at December 31, 2016		16,588,341	$6.93	4.11	$696,655

We granted options to purchase 5,251,185 shares of common stock during 2016. Of the 5,251,185 common stock options granted, 700,000 shares related to outstanding performance-based stock option awards with a grant date fair value of $1.1 million will vest upon the achievement of a corporate performance-based milestone, 100,000 shares related to performance-based stock option awards with a grant date fair value of $232,000 will vest upon achievement of other corporate performance-based milestones and 100,000 shares related to performance-based stock option awards with a grant date fair value of $240,000 will vest upon achievement of certain corporate sales target. For the 700,000 outstanding performance-based option awards, we considered the achievement of the corresponding corporate-based milestone as probable as of December 31, 2016.  Accordingly, we recognized the $1.1 million as stock-based compensation expense during 2016. We did not consider the other corporate-based milestones nor the corporate sales target as probable of achievement as of December 31, 2016.  Accordingly, for these performance-based option awards, no stock-based compensation expense was recognized during 2016.

We granted option to purchase 3,875,170 shares of common stock during 2015. Of the 3,875,170 common stock options granted, 1,175,000 shares were related to performance-based stock option awards which vested upon the achievement of a corporate performance-based milestone in the first quarter of 2016.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

In addition, as of December 31, 2016, we have 200,000 shares of outstanding performance-based stock option awards granted in 2014 with a grant date fair value of $520,000.  These performance-based stock option awards will vest upon the achievement of a corporate performance-based milestone. We considered the achievement of the corporate-based milestone as probable as of December 31, 2016. Accordingly, we recognized the $520,000 as stock-based compensation expense during the year ended December 31, 2016.

Weighted‑average grant date fair value of options granted during 2016, 2015 and 2014 was $1.72, $1.40 and $2.32, respectively.

The aggregate intrinsic value of the stock options in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in‑the‑money at December 31, 2016. At December 31, 2016 and 2015, we had 3,668,891 and 4,017,340, respectively, of nonvested stock options, with approximately $31,000 and $2.2 million intrinsic value at December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, aggregate intrinsic value of options exercised under our stock option plans was approximately $253,000 and $252,000, respectively, determined as of the date of the stock option exercise.

As of December 31, 2016, there was approximately $5.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock‑based compensation arrangements granted under our stock option plans and approximately $639,000 of total unamortized compensation cost related to our Purchase Plan. The unamortized compensation cost related to our stock option plans and our Purchase Plan is expected to be recognized over a weighted‑ average period of approximately 2.7 years and 0.9 years, respectively. For the years ended December 31, 2016 and 2015, there were 4,215,058 and 2,326,021 shares vested, respectively, with weighted‑average exercise price of $2.70 and $3.13, respectively.

Details of our stock options by exercise price are as follows as of December 31, 2016:

	Options Outstanding			Options Exercisable
	Number of	Weighted-Average
	Outstanding	Remaining	Weighted-Average	Number of	Weighted-Average
Exercise Price	Options	Contractual Life (in years)	Exercise Price	Options	Exercise Price
$1.68 - $2.54	3,638,849	6.65	$2.20	3,036,017	$2.15
$2.72 - $3.20	3,387,562	7.41	2.86	1,822,751	2.95
$3.26 - $3.92	3,505,077	7.11	3.65	2,010,617	3.57
$3.96 - $6.55	3,551,425	3.67	6.33	3,544,637	6.33
$6.73 - $9.62	4,270,760	3.17	8.06	4,270,760	8.06
$9.74 - $26.45	1,903,560	0.70	20.49	1,903,560	20.49
$1.68 - $26.45	20,257,233	5.04	6.24	16,588,342	6.93

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (Purchase Plan) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 482,746, 576,537 and 505,877 shares of common stock during 2016, 2015 and 2014, respectively, pursuant to the Purchase Plan at an average price of $1.89, $2.03 and $2.24, respectively. For 2016, 2015 and 2014, the weighted average fair value of awards granted under our Purchase Plan was $0.98, $1.05 and $1.42, respectively. As of December 31, 2016, we had 2,518,870 reserved shares of common stock available for future issuance under the Purchase Plan.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black‑Scholes option pricing model, which uses weighted‑ average assumptions. Our Purchase Plan provides for a twenty‑four month offering period comprised of four six‑month purchase periods with a look‑back option. A look‑back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2014 because the fair market value of our stock on December 31, 2013 was lower than the fair market value of our stock on July 1, 2013, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and recognized the related stock‑based compensation expense according to FASB ASC Subtopic No. 718‑50, Employee Share Purchase Plan. The total incremental fair value for this Purchase Plan “reset” was approximately $577,000 which was recognized as expense during the period from January 2, 2014 to December 31, 2015. On January 2, 2015, we had another “reset” because the fair market value of our stock on December 31, 2014 was lower than the fair market value of our stock on July 1, 2014, the first day of another offering period. We applied modification accounting in accordance with the relevant guidance and determined that the incremental fair value associated with this Purchase Plan “reset” was approximately $792,000 which was recognized as expense during the period from January 2, 2015 to December 31, 2016.  We had another “reset” on July 1, 2016 because the fair market value of our stock on June 30, 2016 was lower than the fair market value of our stock on January 5, 2015, the first day of the offering period. We applied modification accounting in accordance with the relevant guidance and determined that the incremental fair value associated with this Purchase Plan “reset” was approximately $1.0 million which will be recognized as expense during the period from July 1, 2016 to June 30, 2018.

The following table summarizes the weighted‑average assumptions related to our Purchase Plan for the years ended December 31, 2016, 2015 and 2014. Expected volatilities for our Purchase Plan are based on the two‑year historical volatility of our stock. Expected term represents the weighted‑ average of the purchase periods within the offering period. The risk‑free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Year Ended
	December 31,
	2016	2015	2014
Risk-free interest rate	0.5%	0.6%	0.3%
Expected term (in years)	1.5	1.5	1.7
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.9%	61.2%	66.0%

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2016	2015
Cash	$240	$2,118
Money market funds	9,496	26,291
U. S. treasury bills	4,300	9,048
Government-sponsored enterprise securities	16,459	48,613
Corporate bonds and commercial paper	44,271	40,206
	$74,766	$126,276
Reported as:
Cash and cash equivalents	$17,632	$43,456
Short-term investments	57,134	82,820
	$74,766	$126,276

Cash equivalents and short-term investments included the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$4,300	$—	$—	$4,300
Government-sponsored enterprise securities	16,457	3	(1)	16,459
Corporate bonds and commercial paper	44,291	2	(22)	44,271
Total	$65,048	$5	$(23)	$65,030

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$9,061	$—	$(13)	$9,048
Government-sponsored enterprise securities	48,643	1	(31)	48,613
Corporate bonds and commercial paper	40,207	11	(12)	40,206
Total	$97,911	$12	$(56)	$97,867

As of December 31, 2016, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted‑average time to maturity of approximately 91 days. We view our short-term investments portfolio as available for use in current operations.  We have the ability to hold all investments as of December 31, 2016 through their respective maturity dates. At December 31, 2016, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of December 31, 2016, a total of 27 individual securities had been in an unrealized loss position for 12 months or less and the losses were deemed to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at December 31, 2016.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2016	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$2,727	$(1)
Corporate bonds and commercial paper	24,384	(22)
Total	$27,111	$(23)

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$9,496	$—	$—	$9,496
U. S. treasury bills	—	4,300	—	4,300
Government-sponsored enterprise securities	—	16,459	—	16,459
Corporate bonds and commercial paper	—	44,271	—	44,271
Total	$9,496	$65,030	$—	$74,526

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$26,291	$—	$—	$26,291
U. S. treasury bills	—	9,048	—	9,048
Government-sponsored enterprise securities	—	48,613	—	48,613
Corporate bonds and commercial paper	—	40,206	—	40,206
Total	$26,291	$97,867	$—	$124,158

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$17,986	$17,892
Computer and software	1,280	1,189
Furniture and equipment	682	682
Total property and equipment	$19,948	$19,763
Less accumulated depreciation and amortization	(18,792)	(18,150)
Property and equipment, net	$1,156	$1,613

During 2016 and 2015, we disposed of approximately $618,000 and $6.5 million, respectively, of fully depreciated assets.

Total depreciation and amortization expense was $941,000, $1.4 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, we recognized an impairment loss on certain property and equipment of $319,000 (see Note 11) and recorded this as part of Restructuring Charges in the Statements of Operations.

8. LONG‑TERM OBLIGATIONS

We currently lease our research and office space under a noncancelable lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC) which expires in 2018. The lease term provides for renewal option

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

for up to two additional periods of five years each, and rental payments on a graduated scale. We determined our existing lease agreement to be an operating lease and recognize rent expense on a straight‑line basis over the lease period.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. We expect to receive approximately $3.1 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) over the remaining term of the sublease. In connection with this sublease, we recognized a loss on sublease of $9.3 million during the fourth quarter of 2014.  We record rent expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively.  For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.  Further, in conjunction with our facilities lease, we have previously issued to our landlord warrants to purchase our common stock.  We have previously capitalized the fair value of these warrants at issuance as part of our other long-term assets and they are being amortized over the term of our lease.  As a result of the sublease agreement that we entered into in December 2014, we included approximately $265,000 representing the unamortized portion of the warrant fair value attributable to the sublet space in the determination of our loss on sublease (see Note 9). The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows.

The changes in the liability related to the sublease agreement during the years ended December 31, 2016 and 2015 were as follows (in thousands):

Balance at January 1, 2015	$9,269
Accretion of deferred liability	559
Amortization of deferred liability	(3,363)
Balance at December 31, 2015	6,465
Accretion of deferred liability	357
Amortization of deferred liability	(3,362)
Balance at December 31, 2016	$3,460

At December 31, 2016, future minimum lease payments and obligations under our noncancelable operating lease, net of sublease receipts, were as follows (in thousands):

	Operating	Sublease
For years ending December 31,	Lease	Receipts	Net
2017	$16,153	$(2,854)	$13,299
2018	1,351	(196)	1,155
Total minimum payments required	$17,504	$(3,050)	$14,454

Rent expense under our operating lease amounted to approximately $8.3 million, $8.9 million and $15.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The rent expense during the years ended December 31, 2016 and 2015 were net of sublease income, subtenant’s share of certain facilities operating expense and amortization of deferred liability in the aggregate total of $6.5 million and $6.3 million, respectively.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2016 and 2015, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation,

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

Warrants

In conjunction with the facilities lease entered into in May 2001, we issued a warrant to the lessor to purchase 16,666 shares of our common stock at an exercise price of $80.21 per share, a 15% premium to market at the time of issuance. This warrant expired unexercised in May 2006. The fair market value of this warrant, as determined using the Black‑Scholes valuation model, was approximately $683,000. This amount has been capitalized in other long‑term assets and is being amortized into expense over the life of the lease. As of December 31, 2016, approximately $30,000 remained to be amortized over the remaining term of the lease.

In conjunction with the facilities lease amendment in October 2002, we issued a warrant to the lessor to purchase 55,555 shares of our common stock at an exercise price of $17.73 per share. The warrant expired unexercised in October 2007. The fair value of this warrant, as determined using the Black‑Scholes valuation model, was approximately $565,000. This amount has been capitalized in other long‑term assets and is being amortized into expense over the life of the lease. As of December 31, 2016, approximately $25,000 remained to be amortized over the term of the lease.

In conjunction with the facilities lease amendment in July 2006, we issued a warrant to the lessor to purchase 100,000 shares of our common stock at an exercise price of $10.57 per share. The fair value of this warrant, as determined using the Black‑Scholes valuation model, was approximately $801,000. This amount has been included in other long‑term assets and is being amortized into expense over the term of the lease. As of December 31, 2016, approximately $46,000 remained to be amortized over the term of the lease. The lease agreement was further amended in March 2009. The lease amendment provided for the cancellation of the abovementioned warrant to purchase 100,000 shares of common stock and the issuance of a new warrant granting our landlord the right to purchase 200,000 shares of common stock. The exercise price per share of the new warrant is $6.61. The warrant expired unexercised in February 2016. We applied modification accounting in 2009 and determined the fair value of this warrant using the Black‑Scholes valuation model. The incremental fair value of the new warrant as a result of the modification is $616,000. This amount has been included in other long‑term assets and is being amortized into expense over the term of the lease. As of December 31, 2016, approximately $46,000 remained to be amortized over the term of the lease.

As discussed in Note 8, as a result of the sublease agreement that we entered into in December 2014, we included approximately $265,000 representing the unamortized portion of the above fair value of warrants attributable to the sublet space in the determination of our loss on sublease during the year ended December 31, 2014.

Controlled Equity Offering

In August 2015, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor, as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. All sales of our common stock will be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (SEC) on July 13, 2015. Cantor acted as our sole sales agent for sales made under the Sales Agreement for a low single-digit commission on gross proceeds. The common stock was sold at prevailing market prices at the time of the sale. As of December 31, 2016, 9,617,875 shares of our common stock had been issued under the Sales Agreement with aggregate gross proceeds of $30.0 million. As of December 31, 2016, there are no amounts remaining for future sales under the Sales Agreement.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

For the years ended December 31, 2016, 2015 and 2014, our loss before income taxes was from domestic operations. For the years ended December 31, 2016, 2015 and 2014, we did not record a provision for income taxes due to our net loss.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$297,445	$276,740
Orphan drug and research and development credits	44,348	36,387
Deferred compensation	21,618	22,647
Capitalized research and development expenses	1,877	1,761
Other, net	3,069	4,966
Total deferred tax assets	368,357	342,501
Valuation allowance	(368,357)	(342,501)
Net deferred tax assets	$—	$—

The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Valuation allowance	35.0%	31.3%	32.3%
Other, net	(1.0)%	2.7%	1.7%
Effective tax rate	0.0%	0.0%	0.0%

In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre‑change net operating loss carryovers and tax credits to offset future taxable income. Our existing net operating loss carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our net operating loss carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2016. We did not experience any significant changes in ownership in 2016 and 2015. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

As of December 31, 2016, we had net operating loss carryforwards for federal income tax purposes of approximately $826.7 million, which expire beginning in the year 2019 and state net operating loss carryforwards of approximately $303.7 million, which expire beginning in the year 2017. We had previously elected the three-factor apportionment formula pursuant to the Multistate Tax Compact, or MTC in determining the state net operating loss carryforwards for 2013 and 2014.  In October 2016, the U.S. Supreme Court denied a petition to review the California Supreme Court’s decision which disallowed taxpayers from electing using the three-factor apportionment formula.  Accordingly, we reduced our deferred tax assets and offsetting valuation allowance related to the California NOL calculated in 2013 and 2014 to reflect the single-sales formula.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

We have general business credits of approximately $33.0 million, which will expire beginning in 2023, if not utilized, and is comprised of research and development credits and orphan drug credits. We also have state research and development tax credits of approximately$25.7 million, which have no expiration date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $25.9 million and decreased by approximately $14.2 million for the years ended December 31, 2016 and 2015, respectively.

Included in the valuation allowance balance at December 31, 2016 and 2015 is approximately $2.5 million of tax deductions related to the exercise of stock options prior to the adoption of ASC 718 which have not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations. As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include loss carryforward tax assets of approximately $1.7 million at December 31, 2016 and 2015 that arose directly from (or the use of which was postponed by) tax deductions related to stock‑based compensation expense in excess of compensation expense recognized for financial reporting. Equity will be increased by approximately $1.7 million if and when such deferred tax assets are ultimately realized.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015
Balance at the beginning of the year	$17,278	$5,374
Increase (decrease) related to prior year tax positions	(11,332)	11,332
Increase related to current year tax positions	957	572
Balance at the end of the year	$6,903	$17,278

Included in the balance of unrecognized tax benefits at December 31, 2016 and 2015, respectively, are $5.4 million and $12.2 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. No income tax benefit would be realized due to the Company’s valuation allowance position. We do not anticipate a significant change to the unrecognized tax benefits over the next twelve months.

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

11. RESTRUCTURING CHARGES

In September 2016, we announced that we had reduced our workforce by 46 positions, mostly in the research area.  We also announced that effective September 15, 2016, Donald G. Payan, M.D, has retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research. We recorded restructuring charges during the three months ended September 30, 2016 of approximately $5.8 million within Restructuring Charges in the accompanying Statement of Operations, which included $5.0 million of severance costs paid in cash, $319,000 impairment of certain property and equipment, and $499,000 of non-cash stock-based compensation expense as a result of the modification of our former executive’s stock options (see Note 4). At December 31, 2016, the remaining accrued restructuring cost of $712,000 related to COBRA benefits and outplacement costs and is classified under Accrued Compensation in the Balance Sheet.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

12. SELECTED QUARTERLY FINANCIAL DATA

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(unaudited, in thousands, except per share amounts)
Revenue	$5,029	$8,594	$3,760	$3,000	$2,178	$5,184	$12,996	$8,537
Net loss	$(17,464)	$(13,533)	$(22,629)	$(15,590)	$(18,193)	$(13,912)	$(6,672)	$(12,687)
Net loss per share, basic and diluted	$(0.19)	$(0.15)	$(0.24)	$(0.16)	$(0.21)	$(0.16)	$(0.08)	$(0.14)
Weighted average shares used in computing net loss per share, basic and diluted	90,555	92,495	95,454	98,981	88,043	88,137	88,506	89,038

13. SUBSEQUENT EVENT

In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share. We received net proceeds of approximately $43.0 million after deducting underwriting discounts and commissions and estimated offering expenses.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Rigel Pharmaceuticals, Inc.

We have audited Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Rigel Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rigel Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Rigel Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Rigel Pharmaceuticals, Inc. and our report dated March 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 7, 2017

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions “Election of Directors” and “Management—Executive Officers” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

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

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

Information regarding our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 7, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Raul R. Rodriguez	Chief Executive Officer and Director	March 7, 2017
Raul R. Rodriguez	(Principal Executive Officer)

/s/ Ryan D. Maynard	Executive Vice President and Chief Financial Officer	March 7, 2017
Ryan D. Maynard	(Principal Finance and Accounting Officer)

/s/ Gary A. Lyons	Chairman of the Board	March 7, 2017
Gary A. Lyons

/s/ Bradford S. Goodwin	Director	March 7, 2017
Bradford S. Goodwin

/s/ Keith A. Katkin	Director	March 7, 2017
Keith A. Katkin

/s/ Walter H. Moos	Director	March 7, 2017
Walter H. Moos

/s/ Peter S. Ringrose	Director	March 7, 2017
Peter S. Ringrose

/s/ Stephen A. Sherwin	Director	March 7, 2017
Stephen A. Sherwin

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8‑ K (No. 000‑29889) dated May 29, 2012, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑ 29889), dated February 2, 2007, and incorporated herein by reference).

4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S‑1 (No. 333‑45864), as amended, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) dated June 24, 2003, and incorporated herein by reference).

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

10.16+

Separation Agreement by and between Rigel and Elliot Grossbard, M.D., dated June 30, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016 (No. 000‑29889) filed on August 2, 2016 and incorporated herein by reference).

10.17+

Clinical Research Consulting Agreement by and between Rigel and Elliot Grossbard, M.D., dated June 27, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016 (No. 000‑29889) filed on August 2, 2016 and incorporated herein by reference).

10.18+

Offer Letter from Rigel to Anne-Marie Duliege, dated February 4, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016 (No. 000‑29889) filed on May 3, 2016 and incorporated herein by reference).

10.19+*

Offer Letter from Rigel Pharmaceuticals, Inc. to Eldon C. Mayer III, dated September 12, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2016 (No. 000 29889) filed on November 1, 2016 and incorporated herein by reference).

10.20+*

Offer Letter from Rigel Pharmaceuticals, Inc. to Joseph Lasaga, dated September 26, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2016 (No. 000 29889) filed on November 1, 2016 and incorporated herein by reference).

10.21*

Collaborative Research and License Agreement by and between Rigel and Pfizer Inc., dated January 18, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2005 (No. 000‑29889) and incorporated herein by reference).

10.22+	Form of Indemnity Agreement (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2007 (No. 000‑29889), as amended, and incorporated herein by reference).

10.23+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S‑8 (No. 333‑189523) filed on June 21, 2013 and incorporated herein by reference).

10.24+

2000 Non‑Employee Directors’ Stock Option Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016 (No. 000‑29889) filed on August 2, 2016 and incorporated herein by reference).

10.25+

Amended and Restated Employment Agreement between Rigel and Donald G. Payan, effective January 1, 2011 (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.26+

Separation Agreement by and between Rigel Pharmaceuticals, Inc. and Donald G. Payan, M.D., dated September 15, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2016 (No. 000 29889) filed on November 1, 2016 and incorporated herein by reference).

10.27+

Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.28+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.29*

License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.30+

2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2016 (No. 000 29889) filed on August 2, 2016 and incorporated herein by reference).

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

10.33+	2012 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on February 8, 2012, and incorporated herein by reference).

10.34+	2013 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on February 14, 2013, and incorporated herein by reference).

10.35+	2014 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on May 20, 2014, and incorporated herein by reference).

10.36+	2015 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on January 30, 2015, and incorporated herein by reference).

10.37+	2016 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on January 26, 2016, and incorporated herein by reference).

10.38+#	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended.

10.39+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Rigel Inducement Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on October 11, 2016, and incorporated herein by reference).

10.40

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