Form 10-Q
period 2017-03-31
RIGEL PHARMACEUTICALS INC
filed 2017-05-02
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 26, 2017, there were 122,434,381 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2017	2016(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,144	$17,632
Short-term investments	57,997	57,134
Prepaid and other current assets	1,383	1,448
Total current assets	99,524	76,214
Property and equipment, net	1,072	1,156
Other assets	730	764
	$101,326	$78,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,178	$5,563
Accrued compensation	2,621	4,085
Accrued research and development	6,230	5,881
Other accrued liabilities	1,472	1,033
Deferred liability – sublease, current portion	3,127	3,222
Deferred rent, current portion	2,617	2,804
Total current liabilities	17,245	22,588

Long-term portion of deferred liability – sublease	—	238
Long-term portion of deferred rent	—	279
Other long-term liabilities	—	2

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	123	100
Additional paid-in capital	1,160,163	1,115,807
Accumulated other comprehensive loss	(29)	(18)
Accumulated deficit	(1,076,176)	(1,060,862)
Total stockholders’ equity	84,081	55,027
	$101,326	$78,134

(1)	The balance sheet at December 31, 2016 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2016.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Contract revenues from collaborations	$3,584	$5,029
Costs and expenses:
Research and development	12,376	18,173
General and administrative	7,410	4,423
Total costs and expenses	19,786	22,596

Loss from operations	(16,202)	(17,567)
Gain on disposal of assets	732	—
Interest income	156	103
Net loss	$(15,314)	$(17,464)

Net loss per share, basic and diluted	$(0.13)	$(0.19)

Weighted average shares used in computing net loss per share, basic and diluted	113,598	90,555

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(15,314)	$(17,464)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	(11)	93

Comprehensive loss	$(15,325)	$(17,371)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(15,314)	$(17,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	955	1,438
Gain on disposal of assets	(732)	—
Loss on sublease	495	—
Depreciation and amortization	126	324
Net amortization of premium on short-term investment	(33)	—
Changes in assets and liabilities:
Accounts receivable	—	8
Prepaid and other current assets	65	766
Other assets	33	46
Accounts payable	(4,385)	(339)
Accrued compensation	(1,464)	(3,099)
Accrued research and development	349	2,286
Other accrued liabilities	439	(286)
Deferred revenue	—	(4,834)
Deferred rent and other long term liabilities	(1,296)	(1,266)
Net cash used in operating activities	(20,762)	(22,420)
Investing activities
Purchases of short-term investments	(33,385)	(47,446)
Maturities of short-term investments	32,544	40,996
Proceeds from disposal of assets	732	—
Capital expenditures	(41)	(321)
Net cash used in investing activities	(150)	(6,771)
Financing activities
Net proceeds from issuances of common stock upon exercise of options	341	4
Proceeds from sale and issuance of common stock, net of offering costs	43,083	—
Net cash provided by financing activities	43,424	4
Net increase (decrease) in cash and cash equivalents	22,512	(29,187)
Cash and cash equivalents at beginning of period	17,632	43,456
Cash and cash equivalents at end of period	$40,144	$14,269

See Accompanying Notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel, targeted drug in the therapeutic areas of immunology, oncology and immuno-oncology.

2.Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2016 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09—Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted ASU No. 2016-09 on January 1, 2017. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. Upon adoption, we recognized additional excess tax benefit as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance, which did not result in a net impact to retained earnings. Additionally, as provided for under this new guidance, we elected to account for forfeitures as they occur. The adoption of this aspect of the guidance did not have a material impact on our financial statements.

4. Stock Award Plans

We have four stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan), 2000 Non-Employee Directors’ Stock Option Plan (Directors’ Plan) and the Inducement Plan, that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), wherein eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. In connection with the adoption ASU No. 2016-09—Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, we have elected to account for forfeitures as they occur.

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Outstanding stock options	21,756	21,856
Warrant to purchase common stock	—	200
Purchase Plan	63	97
	21,819	22,153

6.Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
General and administrative	$595	$745
Research and development	360	693
Total stock-based compensation expense	$955	$1,438

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

In connection with the adoption ASU No. 2016-09 on January 1, 2017, we have elected to account for forfeitures as they occur and its adoption did not have a material impact on our financial statements.

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans, including the performance-based stock option awards which will vest upon the achievement of certain corporate performance-based milestones or corporate sales target, for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Risk-free interest rate	2.3%	1.8%
Expected term (in years)	6.8	6.6
Dividend yield	0.0%	0.0%
Expected volatility	62.9%	60.5%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 2,624,175 shares of common stock during the three months ended March 31, 2017 with a grant-date weighted-average fair value of $1.32 per share. Of the 2,624,175 common stock options granted, 1,025,000 shares related to outstanding performance-based stock option awards with a grant date fair value of $1.3 million will vest upon the achievement of a corporate performance-based milestone and 50,000 shares related to performance-based stock option awards with a grant date fair value of $71,000 will vest upon achievement of certain corporate sales target.  We did not consider the corporate-based milestones nor the corporate sales target as probable of achievement as of March 31, 2017.  Accordingly, no stock-based compensation cost was recognized during the three months ended March 31, 2017 for these performance-based stock option awards.

We granted options to purchase 3,184,250 shares of common stock during the three months ended March 31, 2016, with a grant-date weighted-average fair value of $1.60 per share. Of the 3,184,250 common stock options granted, 700,000 shares related to outstanding performance-based stock option awards with a grant date fair value of $1.1 million will vest upon the achievement of a corporate performance-based milestone.  We did not consider the corporate performance-based milestone as probable of achievement as of March 31, 2016.  Accordingly, no stock-based compensation expense related to these performance-based stock option awards was recognized during the three months ended March 31, 2016.  As of December 31, 2016, we considered the achievement of the corresponding corporate-based milestone as probable.  Accordingly, we recognized the $1.1 million as stock-based compensation expense during the fourth quarter of 2016. In addition, as of March 31, 2017, we have 200,000 shares of outstanding performance-based stock option awards granted in the fourth quarter of 2016, wherein 100,000 shares with a grant date fair value of $232,000 will vest upon achievement of corporate performance-based milestoness and 100,000 shares with a grant date fair value of $240,000 will vest upon achievement of certain corporate sales target. We did not consider these corporate-based milestones nor the corporate sales target as probable of achievement as of March 31, 2017. Accordingly, for these performance-based option awards, no stock-based compensation expense was recognized during the three months ended March 31, 2017.

As of March 31, 2017, there was approximately $7.8 million of total unrecognized stock-based compensation cost related to all unvested options granted under our equity incentive plans.

At March 31, 2017, there were 5,152,425 shares of common stock available for future grant under our equity incentive plans and 161,380 options to purchase shares were exercised during the three months ended March 31, 2017.

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

As of March 31, 2017, there were approximately 2,518,870 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three months ended March 31, 2017 and 2016. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Three Months Ended
	March 31,
	2017	2016
Risk-free interest rate	0.5%	0.7%
Expected term (in years)	1.5	1.8
Dividend yield	0.0%	0.0%
Expected volatility	63.1%	61.5%

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

In the first quarter of 2017, we entered into a consulting agreement with a third party, pursuant to which we may be required to pay amounts ranging from $1.5 million to $4.0 million if certain future regulatory milestone events occur.  As of March 31, 2017, we do not consider any of the future regulatory milestone events as probable of occurring. As such, no expense was recognized for the three months ended March 31, 2017.

8.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a party to a collaboration agreement with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation in the collaboration is limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the collaboration agreement. We do not have ongoing participation obligations under our agreements withAclaris Therapeutics International Limited (Aclaris) for the development and commercialization of certain janus kinase (JAK) inhibitors for the treatment of alopecia areata and other dermatological conditions, AstraZeneca (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program, and Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $533.3 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $146.4 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.  Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables were a single unit of accounting as the license did not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement and was fully amortized in September 2016, the end of the research term. We believed that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. At the end of the initial research term, we were not notified by BMS of its intention to extend the initial research term under which we would perform research activities. However, BMS does continue to evaluate compounds from the extensive portfolio under the agreement, on its own. During the three months ended March 31, 2016, we recognized revenue of $4.8 million and $195,000, respectively, relating to the upfront payment and research activities we performed.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it.  In February 2017, we received $3.3 million from BerGenBio as a result of BerGeBio  advancing BGB324, an AXL kinase inhibitor licensed under the agreement, to a Phase 2 clinical study. In June 2016, we received contingent payments of $1.7 million relating to a time-based non-refundable fee and $2.0 million relating to BerGenBio’s exercise of certain option rights before the prescription period to exercise the rights expired. All deliverables under the agreement had been previously delivered, as such, the above payments of $3.3 million in 2017 and $3.7 million in 2016, triggered by the above time-based and contingent events were recognized as revenue in the first quarter of 2017 and second quarter of 2016, respectively.

9.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Cash	$555	$240
Money market funds	9,206	9,496
U. S. treasury bills	—	4,300
Government-sponsored enterprise securities	11,601	16,459
Corporate bonds and commercial paper	76,779	44,271
	$98,141	$74,766
Reported as:
Cash and cash equivalents	$40,144	$17,632
Short-term investments	57,997	57,134
	$98,141	$74,766

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2017	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$11,603	$1	$(3)	$11,601
Corporate bonds and commercial paper	76,806	—	(27)	76,779
Total	$88,409	$1	$(30)	$88,380

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U. S. treasury bills	$4,300	$—	$—	$4,300
Government-sponsored enterprise securities	16,457	3	(1)	16,459
Corporate bonds and commercial paper	44,291	2	(22)	44,271
Total	$65,048	$5	$(23)	$65,030

As of March 31, 2017, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 92 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of March 31, 2017 through their respective maturity dates. At March 31, 2017, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of March 31, 2017, a total of 37 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at March 31, 2017.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

March 31, 2017	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$9,105	$(3)
Corporate bonds and commercial paper	39,422	(27)
Total	$48,527	$(30)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$9,206	$—	$—	$9,206
Government-sponsored enterprise securities	—	11,601	—	11,601
Corporate bonds and commercial paper	—	76,779	—	76,779
Total	$9,206	$88,380	$—	$97,586

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$9,496	$—	$—	$9,496
U. S. treasury bills	—	4,300	—	4,300
Government-sponsored enterprise securities	—	16,459	—	16,459
Corporate bonds and commercial paper	—	44,271	—	44,271
Total	$9,496	$65,030	$—	$74,526

11.Lease Agreements

We currently lease our research and office space under a noncancelable lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC) which expires in 2018. The lease term provides for renewal option for up to two additional periods of five years each. In April 2017, we notified our landlord that we exercised our option to extend the term of our lease and negotiate certain terms of our lease agreement.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In connection with this sublease, we recognized a loss on sublease of $9.3 million during the fourth quarter of 2014. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease, and recognized an additional loss on sublease of $495,000. We expect to receive approximately $2.5 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) over the remaining term of the sublease. We record rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.  The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows.  The changes in the liability related to the sublease agreement for the three months ended March 31, 2017 were as follows (in thousands):

Balance at January 1, 2017	$3,460
Increase in deferred liability	495
Accretion of deferred liability	59
Amortization of deferred liability	(887)
Balance at March 31, 2017	$3,127

12.Common Stock Public Offering

In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share. We received net proceeds of approximately $43.0 million, net of underwriting discounts and commissions and offering expenses.

13.Restructuring Charges

In September 2016, we announced that we had reduced our workforce by 46 positions, mostly in the research area.  We also announced that effective September 15, 2016, Donald G. Payan, M.D, retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research. We recorded restructuring charges during the third quarter of 2016 of approximately $5.8 million, which included $5.0 million of severance costs paid in cash, $319,000 impairment of certain property and equipment, and $499,000 of non-cash stock-based compensation expense as a result of the modification of our former executive’s stock options. At March 31, 2017, the remaining accrued restructuring cost of $433,000 related to COBRA benefits and outplacement costs and is classified under Accrued Compensation in the Condensed Balance Sheet.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a clinical-stage biotechnology company dedicated to the discovery and development of novel, targeted drugs in the therapeutic areas of immunology, oncology and immuno-oncology. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our current clinical programs include clinical trials of fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor in a number of indications. We submitted an NDA to the FDA for fostamatinib in patients with chronic and persistent immune thrombocytopenia (ITP) in April 2017. We are also conducting Phase 2 clinical studies with fostamatinib in IgA nephropathy (IgAN) and autoimmune hemolytic anemia (AIHA). In addition, we have product candidates in development with partners BerGenBio AS, Daiichi Sankyo and Aclaris Therapeutics.

Since inception, we have financed our operations primarily through the sale of equity securities, and contract payments under our collaboration agreements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of March 31, 2017, we had approximately $98.1 million in cash, cash equivalents and short term investments. During the three months  ended March 31, 2017, we received an aggregate of $3.6 million payments pursuant to our agreements with our collaborative partners, and approximately $1.4 million of sublease income and reimbursements under a sublease agreement with an unrelated third party. In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share. We received net proceeds of approximately $43.0 million, net of underwriting discounts and commissions and offering expenses. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the preparation for potential commercial launch of TavalisseTM (fostamatinib disodium) in ITP in the U.S., through at least the next 12 months. We also continue to evaluate ex-U.S. partnerships for Tavalisse and other partnering opportunities across our pipelines.

Our revenues have consisted primarily of revenues from sponsored research and license agreements with our corporate collaborators. We earned contract revenues from collaborations of $3.6 million during the three months ended March 31, 2017 which is comprised primarily of the payment amounting to $3.3 million we received from BerGenBio pursuant to advancing a licensed AXL kinase inhibitor to Phase 2 clinical study.

Within our product development portfolio, our most advanced program is Tavalisse in ITP. We submitted an NDA for Tavalisse in ITP in April 2017. On April 27, 2017, we announced that we received the conditional acceptance by the U.S Food & Drug Administration (FDA) of the proprietary name TavalisseTM for fostamatinib disodium, our lead investigational product candidate.

Clinical Stage Programs

Tavalisse (fostamatinib disodium)—Immune Thrombocytopenic Purpura

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

Orally-available fostamatinib program.  Taken in tablet form, fostamatinib blocks the activation of SYK inside immune cells. ITP is typically characterized by the body producing antibodies that attach to healthy platelets in the blood stream. Immune cells recognize these antibodies and affix to them, which activates the SYK enzyme inside the immune cell, and triggers the destruction of the antibody and the attached platelet. When SYK is inhibited by fostamatinib, it interrupts this immune cell function and allows the platelets to escape destruction. The results of our Phase 2 clinical trial, in which fostamatinib was orally administered to sixteen adults with chronic ITP, published in Blood, showed that fostamatinib significantly increased the platelet counts of certain ITP patients, including those who had failed other currently available agents.

In October 2013, we met with the FDA for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program, called fostamatinib in thrombocytopenia (FIT), in which a total of 150 ITP patients were randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients were diagnosed with persistent or chronic ITP, and had blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects received fostamatinib orally at 100 mg bid (twice daily) and the other third received placebo on the same schedule. Subjects were expected to remain on treatment for 24 weeks. At week four of treatment, subjects who failed to meet certain platelet count and met certain tolerability thresholds could have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program was a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation for fostamatinib for the treatment of ITP. On April 1, 2016, we announced that we completed enrollment in the FIT Phase 3 clinical program.

On August 30, 2016, we announced the results of the first study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control (p=0.0261). On October 20, 2016, we announced the results of the second study, reporting that the response rate was 18%, consistent with the first study. However, one patient in the placebo group (4%) achieved a stable platelet response, therefore the difference between those on treatment and those on placebo did not reach statistical significance (p=0.152) and the study did not meet its primary endpoint. When the data from both studies are combined, however, this difference is statistically significant (p=0.007). In the combined datasets for the FIT studies, patients who met the primary endpoint had their platelet counts increase from a median of 18,500/uL of blood at baseline to more than 100,000/uL at week 24 of treatment.  These patients benefited substantially and typically did so within weeks of initiating treatment, providing early feedback as to whether fostamatinib may be a viable option for treating their ITP.  In the combined datasets, the frequency of patients who achieved a stable platelet response was statistically superior in the fostamatinib group versus the placebo group in the following subgroups: prior splenectomy or not; prior exposure to TPO agents or not; platelet counts below or above 15,000/uL of blood at baseline, demonstrating that the effect of fostamatinib is consistent across various clinical and treatment backgrounds.

Patients from the FIT studies were given the option to enroll in a long-term open-label extension study and receive treatment with fostamatinib, also a Phase 3 trial. A total of 123 patients had enrolled in this study. All the patients who responded to fostamatinib in the FIT studies and enrolled in the long-term open-label extension study maintained a median platelet count of 106,500/uL at a median of 16 months. In addition, there were 44 placebo non-responders that enrolled in the long-term open-label extension study. 41 of these patients had at least 12 weeks of follow-up.  Of those, 9 patients (22%) have achieved a prospectively defined stable platelet response, which is statistically significant (p=0.0078) and similar to the response rate fostamatinib achieved in the parent studies.

In the combined dataset of both stable and intermediate responders for the FIT studies, the response rate was 29% (29/101), compared to 2% (1/49) for placebo (p=<0.0001).  A stable response was defined as a patient achieving platelet counts of greater than 50,000/uL on more than 4 of the 6 visits between weeks 14 and 24. In the post-study analysis performed by the Company, an intermediate response was defined to include patients achieving at least two consecutive median platelet counts over 50,000/uL during the trial without rescue, but who did not otherwise meet the stable response criteria.

The most frequent adverse events were gastrointestinal-related, and the safety profile of the product was consistent with prior clinical experience, with no new or unusual safety issues uncovered. We submitted an NDA for Tavalisse in ITP in April 2017.

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

Orally-available fostamatinib program.  Our Phase 2 clinical trial in patients with IgAN, called SIGN (SYK Inhibition for Glomerulonephritis) completed enrollment for the first cohort and is currently enrolling patients for the second cohort. In January 2017, we announced that the first cohort in the Phase 2 study of fostamatinib in IgAN was completed in various centers throughout Asia, the U.S. and Europe. This cohort evaluated the efficacy, safety, and tolerability of the lower dose of fostamatinib (100mg BID, n=26; placebo n=12) as measured by change in proteinuria, renal function, and histology (comparing the pre- and post-study renal biopsies). The primary efficacy endpoint was the mean change in proteinuria from baseline at 24 weeks. The study found that at 24 weeks, fostamatinib was well tolerated with a good safety profile. The initial data suggest a trend towards a greater reduction in proteinuria in fostamatinib treated patients relative to placebo. The Phase 2 study for the second cohort is currently enrolling patients. We expect that the second cohort, evaluating a higher dose of fostamatinib (150 mg BID) for IgAN, will finish enrollment in 2017, with results in 2018.

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

Orally available fostamatinib program.  Our Phase 2 clinical trial is currently enrolling patients with AIHA. The trial is an open-label, multi-center, two-stage study that will evaluate the efficacy and safety of fostamatinib in patients with warm antibody AIHA who have previously received treatment for the disorder, but have relapsed. Stage 1 will enroll 17 patients who will receive 150 mg of fostamatinib orally twice a day for a period of 12 weeks.  The patients will return to the clinic every two weeks for blood draws and medical assessment.  The primary efficacy endpoint of this study is to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline. Stage 2 will include an additional 20 patients who will receive the same treatment protocol as Stage 1. We expect to have results of the Stage 1 segment of the trial in 2017.  With this data, we will evaluate the best way forward and potentially an expedited path for pursuing AIHA.

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

We are conducting preclinical studies to identify a lead molecule for our IRAK program. Inhibitors of IRAK activity represent valuable therapeutic tools to potentially treat cytokine-driven autoimmune and inflammatory diseases. We are selecting a lead molecule from our IRAK program. It is expected that the program will include clinical evaluation in immunology areas, such as for lupus, gout and/or psoriasis.

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a party to a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation in the collaboration is limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the collaboration agreement. We do not have ongoing participation obligations under our agreements with Aclaris for the development and commercialization of certain JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $533.3 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $146.4 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.  Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. Because we do not control the research, development or commercialization of the product candidates generated under these agreements, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received in the next 12 months or thereafter. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these agreements and it is possible that we may never receive any additional significant contingent payments or royalties under these agreements.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables were a single unit of accounting as the license did not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement and was fully amortized in September 2016, the end of the research term. We believed that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. At the end of the initial research term, we were not notified by BMS of its intention to extend the initial research term under which we would perform research activities. However, BMS does continue to evaluate compounds from the extensive portfolio under the agreement, on its own. During the three months ended March 31, 2016, we recognized revenue of $4.8 million and $195,000, respectively, relating to the upfront payment and research activities we performed.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it.  In February 2017, we received $3.3 million from BerGenBio as a result of BerGeBio  advancing BGB324, an AXL kinase inhibitor licensed under the agreement, to a Phase 2 clinical study. In June 2016, we received contingent payments of $1.7 million relating to a time-based non-refundable fee and $2.0 million relating to

BerGenBio’s exercise of certain option rights before the prescription period to exercise the rights expired. All deliverables under the agreement had been previously delivered, as such, the above payments of $3.3 million in 2017 and $3.7 million in 2016, triggered by the above time-based and contingent events were recognized as revenue in the first quarter of 2017 and second quarter of 2016, respectively.

Research and Development Expenses

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock based compensation, and allocated facility costs.

We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on three categories: research, development, and other. Our research team is focused on creating a portfolio of product candidates that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners and utilizes our robust discovery engine to rapidly discover and validate new product candidates in our focused range of therapeutic indications. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, costs related to the submission and management of our NDA, lab supplies and fees to third party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock based compensation expense relating to personnel in research and development groups.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		From January 1, 2007*
	2017	2016	to March 31, 2017

Categories:
Research	$2,627	$6,599	$219,035
Development	7,532	8,429	321,765
Other	2,217	3,145	224,168
	$12,376	$18,173	$764,968

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.9 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively, and allocated stock-based compensation expenses of approximately $360,000 and $693,000 for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017, a major portion of our total research and development expense was associated with the preparation for submission of our NDA in ITP, costs for our open-label extension study in ITP, IgAN, AIHA and IRAK programs, salaries of our research and development personnel, and allocated facilities costs.  For the three months ended March 31, 2016, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, AIHA and IgAN programs, and allocated facilities costs.

For further discussion on research and development activities, see “Research and Development Expense” under “Results of Operations” below.

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenues

	Three Months Ended
	March 31,		Aggregate
	2017	2016	Change
		(in thousands)
Contract revenues from collaborations	$3,584	$5,029	$(1,445)

Contract revenues from collaborations of $3.6 million during the three months ended March 31, 2017 is comprised primarily of the payment amounting to $3.3 million we received from BerGenBio pursuant to advancing a licensed AXL kinase inhibitor to Phase 2 clinical study. Contract revenues from collaborations of $5.0 million during the three months ended March 31, 2016  were comprised of the amortization of the upfront payment, and full-time equivalent (FTE) fees we earned from BMS of $4.8 million and $195,000, respectively. Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expense

	Three Months Ended
	March 31,		Aggregate
	2017	2016	Change
		(in thousands)
Research and development expense	$12,376	$18,173	$(5,797)
Stock-based compensation expense included in research and development expense	$360	$693	$(333)

The decrease in research and development expense for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to the decreases in personnel costs, research-related costs, and stock‑based compensation as a result of the reduction in workforce in September 2016, partially offset by an increase in costs related to the preparation of our NDA that was submitted in April 2017. We expect that our research and development expense will remain relatively consistent quarter over quarter during the remainder of 2017.

General and Administrative Expense

	Three Months Ended
	March 31,		Aggregate
	2017	2016	Change
		(in thousands)
General and administrative expense	$7,410	$4,423	$2,987
Stock-based compensation expense included in general and administrative expense	$595	$745	$(150)

The increase in general and administrative expense for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to the commercial launch preparation costs incurred for a potential commercial launch of Tavalisse (fostamatinib disodium) in ITP, as well as an additional loss on sublease as discussed below. We expect general and administrative expenses to continue to increase during the remainder of 2017 as we prepare for a potential commercial launch of Tavalisse in ITP.

In February 2017, we entered into an amendment to our existing sublease agreement, originally executed in December 2014, for an additional 9,328 square feet of our research and office space and recognized an additional loss on sublease of $495,000. The additional loss on sublease is derived from the present value of the excess of our future remaining payments to our landlord associated with the additional research and office space over our contractual sublease income from our subtentant over the remaining term of the sublease.

Gain on Disposal of Assets

	Three Months Ended
	March 31,		Aggregate
	2017	2016	Change
		(in thousands)
Gain on disposal of assets	$732	$—	$732

Gain on disposal of assets during the three months ended March 31, 2017 related to the proceeds from sale of our fully depreciated property and equipment.

Interest Income

	Three Months Ended
	March 31,		Aggregate
	2017	2016	Change
		(in thousands)
Interest income	$156	$103	$53

Interest income results from our interest-bearing cash and investment balances. The increase in interest income for the three months ended March 31, 2017, as compared to the same periods in 2016 was primarily due to the higher yield on our investments.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to our sublease agreement (including the determination of discount rate used), stock based compensation and the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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

In March 2016, the FASB issued ASU No. 2016-09—Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted ASU No. 2016-09 on January 1, 2017. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. Upon adoption, we recognized additional excess tax benefit as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance, which did not result in a net impact to retained earnings. Additionally, as provided for under this new guidance, we elected to account for forfeitures as they occur. The adoption of this aspect of the guidance did not have a material impact on our financial statements.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities and contract payments under our collaboration agreements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials.

As of March 31, 2017, we had approximately $98.1 million in cash, cash equivalents and short‑term investments, as compared to approximately $74.8 million as of December 31, 2016, an increase of approximately $23.3 million. The increase was primarily attributable to the completed underwritten public offering whereby we received approximately $43.0 million, net of underwriting discounts and commissions and offering expenses, partially offset by the payments associated with funding our operating expenses during the three months ended March 31, 2017.  In February 2017, we received a payment from BerGenBio of $3.3 million pursuant to our exclusive license agreement which we signed in June 2011. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease  additional research and office space. During the three months ended March 31, 2017, we received approximately $1.4 million of sublease income and reimbursements. We expect to receive approximately $2.5 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) over the remaining term of the sublease through January 2018. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the preparation for potential commercial launch of Tavalisse (fostamatinib disodium) in ITP in the U.S., through at least the next 12 months. We also continue to evaluate ex-U.S. partnerships for Tavalisse and other partnering opportunities across our pipelines. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

Our future funding requirements will depend upon many factors, including, but not limited to:

•	the FDA’s acceptance of our NDA, or the successful regulatory approval of such NDA;

•	the outcome of any potential FDA advisory committee meetings held for any of our product candidates;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the costs to build and expand our sales, marketing and distribution capabilities as we prepare for a potential commercial launch of Tavalisse (fostamatinib disodium) in ITP;

•	the costs to commercialize Tavalisse or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.

For the three months ended March 31, 2017 and 2016, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,762)	$(22,420)
Investing activities	(150)	(6,771)
Financing activities	43,424	4
Net increase (decrease) in cash and cash equivalents	$22,512	$(29,187)

Net cash used in operating activities was approximately $20.8 million for the three months ended March 31, 2017, compared to approximately $22.4 million for the three months ended March 31, 2016. Net cash used in operating activities for the three months ended March 31, 2017 was primarily due to the cash payments related to our research and development programs, partially offset by the $3.3 million payment we received from BerGenBio. Net cash used in operating activities for the three months ended March 31, 2016 was primarily due to the cash payments related to our research and development programs. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash used in investing activities was approximately $150,000 for the three months ended March 31, 2017, compared to approximately $6.8 million for the three months ended March 31, 2016. Net cash used in investing activities in each period related to net purchases of short-term investments as well as capital expenditures. Capital expenditures were approximately $41,000 for the three months ended March 31, 2017, compared to approximately $321,000 for the same period in 2016.

Net cash provided by financing activities was approximately $43.4 million for the three months ended March 31, 2017, compared to approximately $4,000 for the three months ended March 31, 2016. Net cash provided by financing activities for the three months ended March 31, 2017 consisted of net proceeds of $43.0 million from issuance of common stock pursuant to the underwritten public offering, as well as proceeds from exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2016 related to the cash proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

As of March 31, 2017, we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$13,504	$13,504	$—	$—	$—

(1)

In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of $2.5 million over the remaining term of the sublease.

We are also subject to claims related to the patent protection of certain of our technologies, as well as purported securities class action lawsuit, other litigations, and other contractual agreements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter.

In the first quarter of 2017, we entered into a consulting agreement with a third party, pursuant to which we may be required to pay amounts ranging from $1.5 million to $4.0 million if certain future regulatory milestone events occur.  As of March 31, 2017, we do not consider any of the future regulatory milestone events as probable of occurring. As such, no expense was recognized for the three months ended March 31, 2017.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2017.

If our recently submitted NDA is not accepted or not approved by the FDA, this would have a material adverse effect on our business, financial performance and results of operations.*

In August 2016, we announced the results of the first Phase 3 FIT study of fostamatinib in ITP, reporting that fostamatinib met its primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control. In October 2016, we announced the results of the second study, reporting that the response rate was 18% consistent with the first study. However, one patient in the placebo group achieved a stable platelet response, therefore the difference between groups did not reach statistical significance.  Additionally, we have announced updates on the results of the ongoing open label long term extension study of fostamatinib in ITP. We submitted an NDA for fostamatinib in ITP in April 2017. Our NDA submission included, among others, data on both FIT trials as well as the ongoing open label long-term extension study, a number of post-study analyses including an overall response rate for the FIT studies, which combined stable and intermediate responders, and a large safety database from previous trials of fostamatinib. There is a risk that the FDA will not accept the submission or that acceptance will be delayed. Additionally, given that our second FIT trial did not meet its primary endpoint, the submission may be accepted but not approved for any reason. Any such decision or delays would have a material adverse effect on our ability to generate revenue from the sales of fostamatinib in ITP. An inability to generate such revenue would have a material adverse effect on our business, financial performance and results of operations. In addition, the FDA may suggest that we need to conduct additional trials at significant costs before we seek regulatory approval of our product candidates. Any such requirement for additional trials would most likely result in our inability to commercialize fostamatinib in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of fostamatinib in ITP.

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We also continue to evaluate ex-U.S. partnerships for Tavalisse (fostamatinib disodium) and other partnering opportunities across our pipeline. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the preparation for potential commercial launch of Tavalisse in ITP in the U.S., through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, including through an “at-the-market” equity offering program. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend on many uncertain factors.*

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

•	the FDA’s acceptance of our NDA, or the successful regulatory approval of such NDA;

•	the outcome of any potential FDA advisory committee meetings held for any of our product candidates;

•	the progress and success of clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the costs to build and expand our sales, marketing and distribution capabilities as we prepare for a potential commercial launch of Tavalisse (fostamatinib disodium) in ITP;

•	the costs to commercialize Tavalisse or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

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

At the present time, a significant portion of our operations are focused on various stages of drug identification and development. We currently have various product candidates in the clinical testing stage. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts. We have invested a significant portion of our efforts and financial resources into the development of fostamatinib.  Our ability to generate product revenue, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of one of our product candidates.

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

We do not know whether we will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, in October 2016, we announced that our second Phase 3 study in our FIT Phase 3 clinical program did not meet its primary endpoint. Moreover, we or our collaborative partners or regulators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Further, in August 2014, we discontinued our indirect AMPK activator program, R118, due to its side-effect profile in Phase 1 clinical trials, and in July 2016, we discontinued our topical ophthalmic JAK/SYK inhibitor program, R348, due to our Phase 2 study of patients with ocular GvHD not meeting its primary endpoint.

We cannot assure you that we will be able to successfully complete the clinical development of our product candidates or receive regulatory approval to ultimately commercialize any of our other product candidates. For example, if we are unable to ultimately commercialize Tavalisse (fostamatinib disodium), our business will be harmed.

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

Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays from scaling up of a study, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. In addition, we typically rely on third-

party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third-party organizations to meet their obligations could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. For example, any number of those issues could arise with our clinical trials causing a delay. Delays of this sort could occur for the reasons identified above or other reasons. If we have delays in conducting the clinical trials or obtaining regulatory approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $16.2 million for the three months ended March 31, 2017. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur losses from operations and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of March 31, 2017, we had an accumulated deficit of approximately $1.1 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. As of March 31, 2017, we had 63 pending patent applications and 348 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

The vote by the United Kingdom (U.K.) electorate in favor of the U.K.’s exit from the European Union (E.U.) could adversely impact our business, results of operations and financial condition.*

The passage of the referendum on the U.K.’s membership in the E.U., referred to as “Brexit,” in June 2016 resulted in a determination that the U.K. should exit the E.U. In March 2017, the U.K. government initiated the withdrawal process, with the U.K. scheduled to exit the E.U. by April 2019. Such an exit from the E.U. could cause uncertainty in the credit markets and financial services industry which could result to lower interest paid on certain of our investments and the value of certain securities we hold may decline in the future, which could negatively affect our financial condition, results of operations and cash flow, as well as limit our future access to the capital markets. The Brexit could also cause disruptions to and create uncertainty surrounding the business environment in which we operate. For example, we conduct clinical trials in the U.K. and other E.U. member states. Although the terms of U.K.’s exit from and its future relationship with E.U. are unknown, it is possible that there will be increased regulatory complexities which can disrupt the timing of our clinical trials and regulatory approvals, if any, of our current and future product candidates.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1+	2017 Cash Incentive Plan. (6)

10.2+	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended. (7)

10.3+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Rigel Inducement Plan.(8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+  Management contract or compensatory plan.

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 8, 2017, and incorporated herein by reference.

(7)	Filed as an Exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), filed on March 7, 2017, and incorporated herein by reference.

(8)	Filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on October 11, 2016, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2017

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 2, 2017

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1+	2017 Cash Incentive Plan. (6)

10.2+	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended. (7)

10.3+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Rigel Inducement Plan.(8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+  Management contract or compensatory plan.

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 8, 2017, and incorporated herein by reference.

(7)	Filed as an Exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), filed on March 7, 2017, and incorporated herein by reference.

(8)	Filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on October 11, 2016, and incorporated herein by reference.