Form 10-Q
period 2017-06-30
RIGEL PHARMACEUTICALS INC
filed 2017-08-01
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of July 26, 2017, there were 124,392,998 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2017	2016(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,591	$17,632
Short-term investments	49,711	57,134
Prepaid and other current assets	1,490	1,448
Total current assets	83,792	76,214
Property and equipment, net	982	1,156
Other assets	704	764
	$85,478	$78,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,066	$5,563
Accrued compensation	3,659	4,085
Accrued research and development	5,171	5,881
Other accrued liabilities	996	1,033
Deferred liability – sublease, current portion	2,196	3,222
Deferred rent, current portion	1,785	2,804
Total current liabilities	15,873	22,588

Long-term portion of deferred liability – sublease	—	238
Long-term portion of deferred rent	—	279
Other long-term liabilities	—	2

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	124	100
Additional paid-in capital	1,164,823	1,115,807
Accumulated other comprehensive loss	(19)	(18)
Accumulated deficit	(1,095,323)	(1,060,862)
Total stockholders’ equity	69,605	55,027
	$85,478	$78,134

(1)	The balance sheet at December 31, 2016 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2016.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contract revenues from collaborations	$—	$8,594	$3,584	$13,623
Costs and expenses:
Research and development	11,524	17,468	23,900	35,641
General and administrative	7,820	4,774	15,230	9,197
Total costs and expenses	19,344	22,242	39,130	44,838

Loss from operations	(19,344)	(13,648)	(35,546)	(31,215)
Gain on disposal of assets	—	—	732	—
Interest income	197	115	353	218
Net loss	$(19,147)	$(13,533)	$(34,461)	$(30,997)

Net loss per share, basic and diluted	$(0.16)	$(0.15)	$(0.29)	$(0.34)

Weighted average shares used in computing net loss per share, basic and diluted	122,500	92,495	118,074	91,525

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(19,147)	$(13,533)	$(34,461)	$(30,997)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	10	4	(1)	97

Comprehensive loss	$(19,137)	$(13,529)	$(34,462)	$(30,900)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(34,461)	$(30,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,055	3,452
Gain on disposal of assets	(732)	—
Loss on sublease	495	—
Depreciation and amortization	240	584
Net amortization of premium on short-term investment	(107)	—
Changes in assets and liabilities:
Accounts receivable	—	108
Prepaid and other current assets	(42)	683
Other assets	60	88
Accounts payable	(3,508)	(1,263)
Accrued compensation	(426)	(3,132)
Accrued research and development	(710)	1,749
Other accrued liabilities	(37)	136
Deferred revenue	—	(9,667)
Deferred rent and other long term liabilities	(3,059)	(2,595)
Net cash used in operating activities	(40,232)	(40,854)
Investing activities
Purchases of short-term investments	(44,920)	(67,895)
Maturities of short-term investments	52,449	80,818
Proceeds from disposal of assets	732	—
Capital expenditures	(55)	(546)
Net cash provided by investing activities	8,206	12,377
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	810	618
Proceeds from sale and issuance of common stock, net of offering costs	46,175	9,349
Net cash provided by financing activities	46,985	9,967
Net increase (decrease) in cash and cash equivalents	14,959	(18,510)
Cash and cash equivalents at beginning of period	17,632	43,456
Cash and cash equivalents at end of period	$32,591	$24,946

See Accompanying Notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.Nature of Operations

We were incorporated in the state of Delaware on June 14, 1996. We are engaged in the discovery and development of novel small molecule drugs that significantly improve the lives of patients with immune and hematological disorders, cancer and rare diseases.

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

3.Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on January 1, 2018 using the modified retrospective approach. The adoption of ASU No. 2014-09 may have a material effect on our financial statements. To date, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process of the new standard. ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments. Under our current accounting policy, we recognize contingent payments as revenue in the period that the payment-triggering event occurred or is achieved.  However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We have performed a preliminary assessment of the impact of the new standard on our active license and collaboration agreements. Based on this preliminary assessment, we expect that the timing of recognition of certain future milestone payments may be impacted depending on the assessed probability of achievement for these milestones as of the date of adoption.

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

4. Stock Award Plans

We have four stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan), 2000 Non-Employee Directors’ Stock Option Plan (Directors’ Plan) and the Inducement Plan, that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), wherein eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. In connection with the adoption of ASU No. 2016-09—Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, we have elected to account for forfeitures as they occur.

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Outstanding stock options	21,958	22,232	21,958	22,232
Warrant to purchase common stock	—	200	—	200
Purchase Plan	187	247	124	156
	22,145	22,679	22,082	22,588

6.Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative	$764	$604	$1,359	$1,349
Research and development	336	1,410	696	2,103
Total stock-based compensation expense	$1,100	$2,014	$2,055	$3,452

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

In connection with the adoption of ASU No. 2016-09 on January 1, 2017, we have elected to account for forfeitures as they occur and its adoption did not have a material impact on our financial statements.

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans, including the performance-based stock option awards which will vest upon the achievement of certain corporate performance-based milestones or corporate sales target, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Risk-free interest rate	2.1%	1.5%	2.2%	1.7%
Expected term (in years)	6.6	7.0	6.8	6.4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	63.7%	76.9%	63.0%	63.3%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 2,992,675 shares of common stock during the six months ended June 30, 2017 with a grant-date weighted-average fair value of $1.35 per share. Of the 2,992,675 common stock options granted, 1,025,000 shares related to outstanding performance-based stock option awards with a grant date fair value of $1.3 million will vest upon the achievement of a corporate performance-based milestone and 75,000 shares related to performance-based stock option awards with a grant date fair value of $111,000 will vest upon achievement of certain corporate sales targets.  We did not consider the corporate-based milestone nor the corporate sales targets as probable of achievement as of June 30, 2017. Accordingly, no stock-based compensation cost was recognized during the three and six months ended June 30, 2017 for these performance-based stock option awards.

We granted options to purchase 3,833,435 shares of common stock during the six months ended June 30, 2016, with a grant-date weighted-average fair value of $1.59 per share. Of the 3,833,435 common stock options granted, 700,000 shares related to outstanding performance-based stock option awards with a grant date fair value of $1.1 million which vested upon the achievement of a corporate performance-based milestone as of December 31, 2016. Accordingly, we recognized the $1.1 million as stock-based compensation expense during the fourth quarter of 2016. In addition, as of June 30, 2017, we have 200,000 shares of outstanding performance-based stock option awards granted in the fourth quarter of 2016, wherein 100,000 shares with a grant date fair value of $232,000 will vest upon achievement of a corporate performance-based milestone and 100,000 shares with a grant date fair value of $240,000 will vest upon achievement of certain corporate sales targets. We did not consider the corporate-based milestone nor the corporate sales targets as probable of achievement as of June 30, 2017. Accordingly, for these performance-based option awards, no stock-based compensation expense was recognized during the three and six months ended June 30, 2017.

As of June 30, 2017, there was approximately $7.5 million of total unrecognized stock-based compensation cost related to all unvested options granted under our equity incentive plans.

At June 30, 2017, there were 10,244,931 shares of common stock available for future grant under our equity incentive plans and 166,796 options to purchase shares were exercised during the six months ended June 30, 2017.

Employee Stock Purchase Plan

Our Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering.

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

As of June 30, 2017, there were approximately 2,324,942 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the six months ended June 30, 2017 and 2016. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

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

In the first quarter of 2017, we entered into a consulting agreement with a third party, pursuant to which we may be required to pay amounts ranging from $1.5 million to $4.0 million if certain future regulatory milestone events occur.  As of June 30, 2017, we do not consider any of the future regulatory milestone events as probable of occurring. As such, no expense was recognized for the three and six months ended June 30, 2017.

8.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a party to a collaboration agreement with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation in the collaboration during the research term was limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the collaboration agreement. We do not have ongoing participation obligations under our agreements with Aclaris Therapeutics International Limited (Aclaris) for the development and commercialization of certain janus kinase (JAK) inhibitors for the treatment of alopecia areata and other dermatological conditions, AstraZeneca (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program, and Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $533.3 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $146.4 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.  Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables were a single unit of accounting as the license did not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement and was fully amortized in September 2016, the end of the research term. We believed that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. During the three and six months ended June 30, 2016, we recognized revenue of $4.8 million and $9.7 million, respectively, relating to the upfront payment and $95,000 and $290,000, respectively, relating to the research activities we performed. At the end of the initial research term, we were not notified by BMS of its intention to extend the initial research term under which we would perform research activities. However, BMS does continue to evaluate compounds from the extensive portfolio under the agreement, on its own. As of September 30, 2016, all deliverables under the agreement have been delivered.

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

9.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Cash	$352	$240
Money market funds	6,750	9,496
U.S. treasury bills	—	4,300
Government-sponsored enterprise securities	9,062	16,459
Corporate bonds and commercial paper	66,138	44,271
	$82,302	$74,766
Reported as:
Cash and cash equivalents	$32,591	$17,632
Short-term investments	49,711	57,134
	$82,302	$74,766

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$9,067	$—	$(5)	$9,062
Corporate bonds and commercial paper	66,152	—	(14)	66,138
Total	$75,219	$—	$(19)	$75,200

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$4,300	$—	$—	$4,300
Government-sponsored enterprise securities	16,457	3	(1)	16,459
Corporate bonds and commercial paper	44,291	2	(22)	44,271
Total	$65,048	$5	$(23)	$65,030

As of June 30, 2017, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 83 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of June 30, 2017 through their respective maturity dates. At June 30, 2017, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of June 30, 2017, a total of 30 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at June 30, 2017.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

June 30, 2017	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$6,663	$(5)
Corporate bonds and commercial paper	32,716	(14)
Total	$39,379	$(19)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$6,750	$—	$—	$6,750
Government-sponsored enterprise securities	—	9,062	—	9,062
Corporate bonds and commercial paper	—	66,138	—	66,138
Total	$6,750	$75,200	$—	$81,950

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$9,496	$—	$—	$9,496
U.S. treasury bills	—	4,300	—	4,300
Government-sponsored enterprise securities	—	16,459	—	16,459
Corporate bonds and commercial paper	—	44,271	—	44,271
Total	$9,496	$65,030	$—	$74,526

11.Lease Agreements

We currently lease our research and office space under a noncancelable lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC) which expires in 2018. The lease term provides for renewal option for up to two additional periods of five years each. In April 2017, we notified our landlord that we exercised our option to extend the term of our lease for another five years through 2023 and is in the process of negotiating certain terms of our lease agreement.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In connection with this sublease, we recognized a loss on sublease of $9.3 million during the fourth quarter of 2014. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease, and recognized an additional loss on sublease of $495,000. We expect to receive approximately $1.8 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2018, the end of the initial term of the sublease. During the second quarter of 2017 and pursuant to the terms of the sublease agreement, our sublessee exercised its right to extend the sublease term for another five years through 2023 at a monthly rate equal to the amount we will pay our landlord.

We record rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows. The changes in the liability related to the sublease agreement for the six months ended June 30, 2017 were as follows (in thousands):

Balance at January 1, 2017	$3,460
Increase in deferred liability	495
Accretion of deferred liability	108
Amortization of deferred liability	(1,867)
Balance at June 30, 2017	$2,196

12.Equity Offerings

In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share. We received net proceeds of approximately $43.0 million, net of underwriting discounts and commissions and offering expenses.

In August 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (Original Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. As of September 30, 2016, all the shares under the Original Sales Agreement have been fully sold. In May 2017, we entered into an Amendment No. 1 (Amended Sales Agreement) to the Controlled Equity OfferingSM Sales Agreement pursuant to which we may offer and sell, through Cantor, additional shares of our common stock, up to an aggregate offering price of $40.0 million.  These additional shares are in addition to the shares of common stock sold under the Original Sales Agreement. All sales of our common stock will be made pursuant to a shelf registration statement filed by us in May 2015 and declared effective by the Securities and Exchange Commission (SEC) in July 2015. Cantor is acting as our sole sales agent for any sales made under the Amended Sales Agreement for a low single-digit commission on gross proceeds. The common stock is sold at prevailing market prices at the time of the sale.  Unless otherwise terminated earlier, the Amended Sales Agreement continues until all shares available under the agreement have been sold.  During the six months ended June 30, 2017, 1,209,027 shares of common stock were sold under the Amended Sales Agreement, with an aggregate net proceeds of $3.1 million. As of June 30, 2017, we had approximately $36.6 million of remaining common stock registered for sale under the Amended Sales Agreement.

13.Restructuring Charges

In September 2016, we announced that we had reduced our workforce by 46 positions, mostly in the research area.  We also announced that effective September 15, 2016, Donald G. Payan, M.D, retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research. We recorded restructuring charges during the third quarter of 2016 of approximately $5.8 million, which included $5.0 million of severance costs paid in cash, $319,000 impairment of certain property and equipment, and $499,000 of non-cash stock-based compensation expense as a result of the modification of our former executive’s stock options. At June 30, 2017, the remaining accrued restructuring cost of $218,000 related to COBRA benefits and outplacement costs and is classified under Accrued Compensation in the Condensed Balance Sheet.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a biotechnology company dedicated to discovering, developing and commercializing novel small molecule drugs that significantly improve the lives of patients with immune and hematological disorders, cancer and rare diseases.  Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our current clinical programs include clinical trials of fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, in a number of indications. We have submitted and the FDA has accepted for review, an NDA for fostamatinib in patients with chronic or persistent immune thrombocytopenia (ITP). In addition, Rigel has product candidates in development with partners BerGenBio AS, Daiichi Sankyo and Aclaris Therapeutics.

Since inception, we have financed our operations primarily through the sale of equity securities, and contract payments under our collaboration agreements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of June 30, 2017, we had approximately $82.3 million in cash, cash equivalents and short term investments. During the six months ended June 30, 2017, we received an aggregate of $3.6 million payments pursuant to our agreements with our collaborative partners, $3.1 million under the Amended Sales Agreement, and approximately $2.5 million of sublease income and reimbursements under a sublease agreement with an unrelated third party. In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share. We received net proceeds of approximately $43.0 million, net of underwriting discounts and commissions and offering expenses. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the preparation for potential commercial launch of TAVALISSETM (fostamatinib disodium) in ITP in the U.S., through at least the next 12 months. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines.

Our revenues have consisted primarily of revenues from sponsored research and license agreements with our corporate collaborators. We earned contract revenues from collaborations of $3.6 million during the six months ended June 30, 2017 which is comprised primarily of the payment amounting to $3.3 million we received from BerGenBio pursuant to advancing a licensed AXL kinase inhibitor to Phase 2 clinical study.

Within our product development portfolio, our most advanced program is fostamatinib in ITP. We submitted an NDA for fostamatinib in ITP in April 2017, which was accepted by the FDA in June 2017, with an action date for the FDA to complete its review by April 17, 2018, under the Prescription Drug User Fee Act (PDUFA). On April 27, 2017, we announced that we received the conditional acceptance by the U.S Food & Drug Administration (FDA) of the proprietary name TAVALISSETM for fostamatinib disodium, our lead investigational product candidate.

TAVALISSETM (fostamatinib disodium)—Immune Thrombocytopenic Purpura

Disease background.  Chronic ITP affects an estimated 65,000 adult patients in the U.S. In patients with ITP, the immune system attacks and destroys the body’s own blood platelets, which play an active role in blood clotting and healing. ITP patients can suffer extraordinary bruising, bleeding and fatigue as a result of low platelet counts. Current therapies for ITP include steroids, blood platelet production boosters that imitate thrombopoietin (TPOs) and splenectomy.

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

In October 2013, we met with the FDA for an end-of-Phase 2 meeting for fostamatinib in ITP. Based on that meeting, we designed a Phase 3 clinical program, called fostamatinib in thrombocytopenia (FIT), in which a total of 150 ITP patients were randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients were diagnosed with persistent or chronic ITP, and had blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects received fostamatinib orally at 100 mg bid (twice daily) and the other third received placebo on the same schedule. Subjects were expected to remain on treatment for up to 24 weeks. At week four of treatment, subjects who failed to meet certain platelet count and met certain tolerability thresholds could have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program was a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation for fostamatinib for the treatment of ITP. On April 1, 2016, we announced that we completed enrollment in the FIT Phase 3 clinical program.

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

The most frequent adverse events were gastrointestinal-related, and the safety profile of the product was consistent with prior clinical experience, with no new or unusual safety issues uncovered. We submitted an NDA for TAVALISSETM in ITP in April 2017, which was accepted by the FDA in June 2017, with an action date for the FDA to complete its review by April 17, 2018, under the PDUFA.

Commercial activities, including sales and marketing

We intend to commercialize fostamatinib disodium in ITP in the U.S., in 2018, subject to FDA approval, on our own. We plan to enter into partnership with third parties to commercial fostamatinib in Europe and Asia. A significant portion of our operating expenses in the second half of 2017 and 2018 will be related to our commercialization activities. Specifically, our marketing and sales efforts will be focused on targeting approximately 3,000 hematologists and hematologist-oncologists, who treat chronically managed ITP patients. We will continue to hire and recruit experienced commercial professionals, including sales management, marketing, and market access professionals to support these efforts.

Competitive Landscape

Our industry is intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, there are existing therapies and drug candidates in development for the treatment of ITP that may be alternative therapies to fostamatinib, if it is ultimately approved for commercialization.

Currently, corticosteriods remain the most common first line therapy for ITP, occasionally in conjunction with intravenous immuglobulin (IVIg) or anti-Rh(D) as added agents to help further augment platelet count recovery, particularly in emergency situations. However, it has been estimated that frontline agents lead to durable remissions in only a small percentage of newly-diagnosed adults with ITP. Moreover, concerns with steroid-related side effects often restrict therapy to approximately 4 weeks. As such, many patients progress to persistent or chronic ITP, requiring other forms of therapeutic intervention.

Other approaches to treat ITP are varied in their mechanism of action, and there is no consensus about their consequential use, according to the most recent ITP guideline from the American Society of Hematology. Options include splenectomy, thrombopoietin receptor agonists (TPO-Rs) and various immunosuppressants (such as rituximab). The response rate criteria of the abovementioned options vary, precluding a comparison of response rates for individual therapies.

Even with the above treatment options, a significant number of patients remain severely thrombocytopenic for long durations and are subject to risk of spontaneous or trauma-induced hemorrhage. The addition of fostamatinib to the treatment options makes sense since it has a different mechanism of action than the thrombopoietin (TPO) agonists. Fostamatinib is a potent and relatively selective SYK inhibitor, and its inhibition of Fc receptors and B-cell receptors signaling pathways make it a potentially broad immunomodulatory agent.

Other products that are commercially-approved to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis), Nplate® (Amgen, Inc.), TPIAO (3SBio Inc.) and MULPETA® (Shionogi, Inc.).

Clinical Stage Programs

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

Orally available fostamatinib program.  Our Phase 2 clinical trial is currently enrolling patients with AIHA. The trial is an open-label, multi-center, two-stage study that will evaluate the efficacy and safety of fostamatinib in patients with warm antibody AIHA who have previously received treatment for the disorder, but have relapsed. Stage 1 will enroll 17 patients who will receive 150 mg of fostamatinib orally twice a day for a period of 12 weeks.  The patients will return to the clinic every two weeks for blood draws and medical assessment. The primary efficacy endpoint of this study is to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline. Stage 2 will include an additional 20 patients who will receive the same treatment protocol as Stage 1. We expect to have results of the Stage 1 segment of the trial by the end of 2017. With this data, we will evaluate the best way forward and potentially an expedited path for pursuing AIHA.

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

We are conducting preclinical studies to identify a lead molecule for our IRAK program. Inhibitors of IRAK activity represent valuable therapeutic tools to potentially treat cytokine-driven autoimmune and inflammatory diseases. We have selected a molecule from our IRAK program for preclinical development. The molecule is differentiated in that it inhibits both the IRAK 1 and IRAK 4 signaling pathways, with potential to treat autoimmune and inflammatory diseases such as lupus, gout, psoriatic arthritis and multiple sclerosis. We expect to initiate clinical trials in the first half of 2018.

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a party to a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation in the collaboration during the research term was limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the collaboration agreement. We do not have ongoing participation obligations under our agreements with Aclaris for the development and commercialization of certain JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $533.3 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $146.4 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.  Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. Because we do not control the research, development or commercialization of the product candidates generated under these agreements, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received in the next 12 months or thereafter. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these agreements and it is possible that we may never receive any additional significant contingent payments or royalties under these agreements.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables were a single unit of accounting as the license did not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement and was fully amortized in September 2016, the end of the research term. We believed that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. During the three and six months ended June 30, 2016, we recognized revenue of $4.8 million and $9.7 million, respectively, relating to the upfront payment and $95,000 and $290,000, respectively, relating to the research activities we performed. At the end of the initial research term, we were not notified by BMS of its intention to extend the initial research term under which we would perform research activities. However, BMS does continue to evaluate compounds from the extensive portfolio under the agreement, on its own. As of September 30, 2016, all deliverables under the agreement have been delivered.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Six Months Ended		From January 1, 2007*
	2017	2016	2017	2016	to June 30, 2017

Categories:
Research	$2,500	$5,814	$5,127	$12,414	$221,535
Development	6,939	7,642	14,471	16,070	328,704
Other	2,085	4,012	4,302	7,157	226,253
	$11,524	$17,468	$23,900	$35,641	$776,492

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.7 million and $2.6 million for the three months ended June 30, 2017 and 2016, respectively, and allocated stock-based compensation expenses of approximately $336,000 and $1.4 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, allocated facilities costs were approximately $3.6 million and $5.1 million, respectively, and allocated stock-based compensation expenses were approximately $696,000 and $2.1 million, respectively.

For the three and six months ended June 30, 2017, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, IRAK and IgAN programs, and allocated facilities costs. For the three and six months ended June 30, 2016, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, AIHA and IgAN programs, and allocated facilities costs.

For further discussion on research and development activities, see “Research and Development Expense” under “Results of Operations” below.

Results of Operations

Three and Six Months Ended June 30, 2017 and 2016

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2017	2016	Change	2017	2016	Change
		(in thousands)			(in thousands)
Contract revenues from collaborations	$—	$8,594	$(8,594)	$3,584	$13,623	$(10,039)

There were no contract revenues from collaborations during the three months ended June 30, 2017. Contract revenues from collaborations of $8.6 million during the three months ended June 30, 2016 were comprised of the amortization of the $30.0 million upfront payment and FTE fees we earned from BMS of $4.8 million and $95,000, respectively, as well as the contingent payment amounting to $3.7 million we received pursuant to our license agreement with BerGenBio.

Contract revenues from collaborations of $3.6 million during the six months ended June 30, 2017 is comprised primarily of the payment amounting to $3.3 million we received from BerGenBio pursuant to advancing a licensed AXL kinase inhibitor to Phase 2 clinical study which we recognized as revenue in the first quarter of 2017. Contract revenues from collaborations of $13.6 million during the six months ended June 30, 2016 were comprised of the amortization of the upfront payment and FTE fees we earned from BMS of $9.7 million and $290,000, respectively, as well as the contingent payment amounting to $3.7 million we received from BerGenBio.

Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2017	2016	Change	2017	2016	Change
		(in thousands)			(in thousands)
Research and development expense	$11,524	$17,468	$(5,944)	$23,900	$35,641	$(11,741)
Stock-based compensation expense included in research and development expense	$336	$1,410	$(1,074)	$696	$2,103	$(1,407)

The decreases in research and development expense for the three and six months ended June 30, 2017, compared to the same periods in 2016, were primarily due to the decreases in personnel costs, stock‑based compensation expense and facility costs as a result of the reduction in workforce in September 2016, and clinical trial costs primarily due to the completion of the pivotal Phase 3 clinical trials in ITP, partially offset by the increase in costs related to the submission of our NDA for fostamatinib in ITP.

We expect that our research and development expense will remain relatively consistent quarter over quarter during the remainder of 2017.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2017	2016	Change	2017	2016	Change
		(in thousands)			(in thousands)
General and administrative expense	$7,820	$4,774	$3,046	$15,230	$9,197	$6,033
Stock-based compensation expense included in general and administrative expense	$764	$604	$160	$1,359	$1,349	$10

The increases in general and administrative expense for the three and six months ended June 30, 2017, compared to the same periods in 2016, were primarily due to the commercial launch preparation costs, including personnel costs, incurred for a potential commercial launch of fostamatinib in ITP. We expect general and administrative expenses to continue to increase during the remainder of 2017 as we continue to prepare for a potential commercial launch of fostamatinib in ITP.

Gain on Disposal of Assets

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2017	2016	Change	2017	2016	Change
		(in thousands)			(in thousands)
Gain on disposal of assets	$—	$—	$—	$732	$—	$732

Gain on disposal of assets during the six months ended June 30, 2017 related to the proceeds from sale of our fully depreciated property and equipment in the first quarter of 2017.

Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2017	2016	Change	2017	2016	Change
		(in thousands)			(in thousands)
Interest income	$197	$115	$82	$353	$218	$135

Interest income results from our interest-bearing cash and investment balances. The increases in interest income for the three and six months ended June 30, 2017, as compared to the same periods in 2016 were primarily due to the higher yield on our investments.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on January 1, 2018 using the modified retrospective approach. The adoption of ASU No. 2014-09 may have a material effect on our financial statements.  To date, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process of the new standard. ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments. Under our current accounting policy, we recognize contingent payments as revenue in the period that the payment-triggering event occurred or is achieved. However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We have performed a preliminary assessment of the impact of the new standard on our active license and collaboration agreements. Based on this preliminary assessment, we expect that the timing of recognition of certain future milestone payments may be impacted depending on the assessed probability of achievement for these milestones as of the date of adoption.

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

As of June 30, 2017, we had approximately $82.3 million in cash, cash equivalents and short‑term investments, as compared to approximately $74.8 million as of December 31, 2016, an increase of approximately $7.5 million. The increase was primarily attributable to the completed underwritten public offering whereby we received approximately $43.0 million, net of underwriting discounts and commissions and offering expenses, partially offset by the payments associated with funding our operating expenses during the six months ended June 30, 2017. In February 2017, we received a payment from BerGenBio of $3.3 million pursuant to our exclusive license agreement which we signed in June 2011. In May 2017, we entered into an Amended Sales Agreement with Cantor, pursuant to which we may offer and sell, through Cantor additional shares of our common stock, up to an aggregate offering price of $40.0 million.  During the six months ended June 30, 2017, 1,209,027 shares of common stock were sold under the Amended Sales Agreement, with aggregate net proceeds of $3.1 million. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. During the six months ended June 30, 2017, we received approximately $2.5 million of sublease income and reimbursements. We expect to receive approximately $1.8 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) over the remaining term of the sublease through January 2018. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the preparation for potential commercial launch of fostamatinib in ITP in the U.S., through at least the next 12 months. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

Our future funding requirements will depend upon many factors, including, but not limited to:

•	the successful regulatory approval of our recently submitted NDA;

•	the outcome of any potential FDA advisory committee meetings held for any of our product candidates;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the costs to build and expand our sales, marketing and distribution capabilities as we prepare for a potential commercial launch of fostamatinib in ITP;

•	the costs to commercialize fostamatinib or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.

For the six months ended June 30, 2017 and 2016, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(40,232)	$(40,854)
Investing activities	8,206	12,377
Financing activities	46,985	9,967
Net increase (decrease) in cash and cash equivalents	$14,959	$(18,510)

Net cash used in operating activities was approximately $40.2 million for the six months ended June 30, 2017, compared to approximately $40.9 million for the six months ended June 30, 2016. Net cash used in operating activities for the six months ended June 30, 2017 was primarily due to the cash payments related to our research and development programs, partially offset by the $3.3 million payment we received from BerGenBio. Net cash used in operating activities for the six months ended June 30, 2016 was primarily due to the cash payments related to our research and development programs, partially offset by the $3.7 million payment we received from BerGenBio.  The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $8.2 million for the six months ended June 30, 2017, compared to approximately $12.4 million for the six months ended June 30, 2016. Net cash provided by investing activities in each period related to net maturities of short-term investments, partially offset by capital expenditures. Capital expenditures were approximately $55,000 for the six months ended June 30, 2017, compared to approximately $546,000 for the same period in 2016.

Net cash provided by financing activities was approximately $47.0 million for the six months ended June 30, 2017, compared to approximately $10.0 million for the six months ended June 30, 2016. Net cash provided by financing activities for the six months ended June 30, 2017 consisted of net proceeds of $43.0 million from issuance of common stock pursuant to the underwritten public offering, $3.6 million from issuance of shares under our Amended Sales Agreement with Cantor and proceeds from exercise of stock options and participation in the Purchase Plan. Net cash provided by financing activities for the six months ended June 30, 2016 consisted of net proceeds of $9.3 million from issuance of shares under our Original Sales Agreement, as well as proceeds from exercise of outstanding options and issuance of shares under the Purchase Plan.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

As of June 30, 2017, we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$9,453	$9,453	$—	$—	$—

(1)

In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of $1.8 million over the remaining term of the sublease through January 2018.

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

In the first quarter of 2017, we entered into a consulting agreement with a third party, pursuant to which we may be required to pay amounts ranging from $1.5 million to $4.0 million if certain future regulatory milestone events occur.  As of June 30, 2017, we do not consider any of the future regulatory milestone events as probable of occurring. As such, no expense was recognized for the three and six months ended June 30, 2017.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If our recently submitted NDA is not approved by the FDA, this would have a material adverse effect on our business, financial performance and results of operations.*

In August 2016, we announced the results of the first Phase 3 FIT study of fostamatinib in ITP, reporting that fostamatinib met its primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control. In October 2016, we announced the results of the second study, reporting that the response rate was 18% consistent with the first study. However, one patient in the placebo group achieved a stable platelet response, therefore the difference between groups did not reach statistical significance.  Additionally, we have announced updates on the results of the ongoing open label long term extension study of fostamatinib in ITP. We submitted an NDA for fostamatinib in ITP in April 2017. In June 2017, we announced that the FDA accepted our NDA submission for the use of fostamatinib in patients with chronic or persistent ITP. Our NDA submission included, among others, data on both FIT trials as well as the ongoing open label long-term extension study, a number of post-study analyses including an overall response rate for the FIT studies, which combined stable and intermediate responders, and a large safety database from previous trials of fostamatinib. Although the FDA recently accepted our NDA submission, given that our second FIT trial did not meet its primary endpoint, there is a risk that the FDA may not approve the submission for any reason as the FDA has substantial discretion in evaluating the results of our clinical trials. For example, notwithstanding our view to the contrary, the FDA may determine that the efficacy data and/or safety data from our earlier clinical trials do not support approval of our NDA. Clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA may disagree with our trial design and our interpretation of data from nonclinical studies and clinical trials. Upon the FDA’s review of the data in our NDA, it may request that we conduct additional analyses and, if it believes that such data are not satisfactory, could advise us that fostamatinib is not approvable with the filed data package. Any such decision would have a material adverse effect on our ability to generate revenue from the sales of fostamatinib in ITP. An inability to generate such revenue would have a material adverse effect on our business, financial performance and results of operations. If the FDA does suggest that we need to conduct additional trials, this would add significant costs before we seek regulatory approval of our product candidates. Any such requirement for additional trials would most likely result in our inability to commercialize fostamatinib in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of fostamatinib in ITP.

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

Our future funding requirements will depend on many uncertain factors.*

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

•	the successful regulatory approval of our recently submitted NDA;

•	the outcome of any potential FDA advisory committee meetings held for any of our product candidates;

•	the progress and success of clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the costs to build and expand our sales, marketing and distribution capabilities as we prepare for a potential commercial launch of fostamatinib in ITP;

•	the costs to commercialize fostamatinib or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

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

Our activities and drugs will still be subject to extensive postmarketing regulation if approved. *

Following regulatory approval of any of our drug candidates, we and our collaborators will be subject to ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements. There may also be additional postmarketing obligations imposed by the FDA or other regulatory agencies. These obligations may result in significant expense and limit the ability to commercialize such drugs.

The FDA or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. Along with being costly and time consuming, a delay or unfavorable results from these trials could negatively impact market acceptance of our product candiates; limit the revenues we generate from sales; result in withdrawal from the market; and result in litigation.

The FDA or other regulatory agencies may also impose significant restrictions on the indicated uses for which a drug may be marketed. Additionally, the FDA may require a Risk Evaluation and Mitigation Strategies, or REMS, study, including in connection with a drug’s approval, to help ensure that the benefits of the drug outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to ensure the safe use of the drug.

With regard to any of drug that receives regulatory approval, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with Good Manufacturing Practices (cGMP) regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. In the United States, the DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of drugs that are considered controlled substances, and the DEA periodically inspects facilities for compliance with its rules and regulations.

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

We currently do not have the manufacturing capabilities or experience necessary to produce our product candidates for clinical trials, including fostamatinib in ITP, AIHA and IgAN. We currently use one manufacturer of fostamatinib. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. We rely on manufacturers to produce and deliver all of the materials required for our clinical trials, and many of our preclinical efforts, on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current cGMP. In addition, we rely on our third-party suppliers to deliver sufficient quantities of materials produced under cGMP conditions to enable us to conduct planned preclinical studies and clinical trials.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $35.5 million for the six months ended June 30, 2017. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur losses from operations and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of June 30, 2017, we had an accumulated deficit of approximately $1.1 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. As of June 30, 2017, we had 56 pending patent applications and 357 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in May 2015 and declared effective by the SEC in July 2015, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $150 million. To date, we have $70.6 million remaining under such universal shelf registration statement. If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock (including including pursuant to our Amended Sales Agreement with Cantor or shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, future sales by us of our common stock, including pursuant to our Amended Sales Agreement with Cantor, may be dilutive to existing stockholders. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1+	2017 Cash Incentive Plan. (6)

10.2+	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended. (7)

10.3+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Rigel Pharmaceuticals, Inc. Inducement Plan. (8)

10.4	Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, by and between Rigel Pharmaceuticals, Inc. and Cantor Fitzgerald & Co., dated as of May 30, 2017. (9)

10.5#	Rigel Pharmaceuticals, Inc. 2011 Equity Incentive Plan, as amended.

10.6#	Rigel Pharmaceuticals, Inc. 2000 Non-Employee Directors' Stock Option Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+  Management contract or compensatory plan.

#Filed herewith

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 8, 2017, and incorporated herein by reference.

(7)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), filed on March 7, 2017, and incorporated herein by reference.

(8)	Filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on October 11, 2016, and incorporated herein by reference.

(9)	Filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on May 30, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2017

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 1, 2017

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1+	2017 Cash Incentive Plan. (6)

10.2+	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended. (7)

10.3+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Rigel Pharmaceuticals, Inc. Inducement Plan. (8)

10.4	Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, by and between Rigel Pharmaceuticals, Inc. and Cantor Fitzgerald & Co., dated as of May 30, 2017. (9)

10.5#	Rigel Pharmaceuticals, Inc. 2011 Equity Incentive Plan, as amended.

10.6#	Rigel Pharmaceuticals, Inc. 2000 Non-Employee Directors' Stock Option Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+  Management contract or compensatory plan.

#Filed herewith

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 8, 2017, and incorporated herein by reference.

(7)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K (No. 000-29889), filed on March 7, 2017, and incorporated herein by reference.

(8)	Filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on October 11, 2016, and incorporated herein by reference.

(9)	Filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on May 30, 2017, and incorporated herein by reference.