Form 10-Q
period 2017-09-30
RIGEL PHARMACEUTICALS INC
filed 2017-11-07
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 1, 2017, there were 146,491,092  shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 2017

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2017	2016(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,879	$17,632
Short-term investments	42,197	57,134
Prepaid and other current assets	1,485	1,448
Total current assets	69,561	76,214
Property and equipment, net	919	1,156
Other assets	770	764
	$71,250	$78,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,193	$5,563
Accrued compensation	4,743	4,085
Accrued research and development	4,408	5,881
Other accrued liabilities	1,517	1,033
Deferred liability – sublease, current portion	1,248	3,222
Deferred rent, current portion	897	2,804
Total current liabilities	15,006	22,588

Long-term portion of deferred liability – sublease	—	238
Long-term portion of deferred rent	—	279
Other long-term liabilities	77	2

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	125	100
Additional paid-in capital	1,169,032	1,115,807
Accumulated other comprehensive loss	(7)	(18)
Accumulated deficit	(1,112,983)	(1,060,862)
Total stockholders’ equity	56,167	55,027
	$71,250	$78,134

(1)	The balance sheet at December 31, 2016 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2016.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contract revenues from collaborations	$900	$3,760	$4,484	$17,383
Costs and expenses:
Research and development	10,808	16,171	34,708	51,812
General and administrative	7,947	4,558	23,177	13,755
Restructuring charges	—	5,770	—	5,770
Total costs and expenses	18,755	26,499	57,885	71,337

Loss from operations	(17,855)	(22,739)	(53,401)	(53,954)
Gain on disposal of assets	—	—	732	—
Interest income	195	110	548	328
Net loss	$(17,660)	$(22,629)	$(52,121)	$(53,626)

Net loss per share, basic and diluted	$(0.14)	$(0.24)	$(0.43)	$(0.58)

Weighted average shares used in computing net loss per share, basic and diluted	124,628	95,454	120,282	92,844

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(17,660)	$(22,629)	$(52,121)	$(53,626)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	12	(44)	11	53

Comprehensive loss	$(17,648)	$(22,673)	$(52,110)	$(53,573)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(52,121)	$(53,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,928	4,667
Gain on disposal of assets	(732)	—
Loss on sublease	495	—
Depreciation and amortization	352	798
Non-cash restructuring charges	—	818
Net amortization of premium on short-term investment	(198)	—
Changes in assets and liabilities:
Accounts receivable	—	203
Prepaid and other current assets	16	1,253
Other assets	96	130
Accounts payable	(3,390)	(1,245)
Accrued compensation	658	(1,699)
Accrued research and development	(1,473)	2,733
Other accrued liabilities	447	(92)
Deferred revenue	—	(13,427)
Deferred rent and other long term liabilities	(4,920)	(3,938)
Net cash used in operating activities	(57,842)	(63,425)
Investing activities
Purchases of short-term investments	(64,235)	(82,523)
Maturities of short-term investments	79,381	106,091
Proceeds from disposal of assets	732	—
Capital expenditures	(111)	(798)
Net cash provided by investing activities	15,767	22,770
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	1,580	932
Proceeds from sale and issuance of common stock, net of offering costs	48,742	22,217
Net cash provided by financing activities	50,322	23,149
Net increase (decrease) in cash and cash equivalents	8,247	(17,506)
Cash and cash equivalents at beginning of period	17,632	43,456
Cash and cash equivalents at end of period	$25,879	$25,950

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

3.Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on January 1, 2018 using the modified retrospective approach. The adoption of ASU No. 2014-09 may have a material effect on our financial statements. To date, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process of the new standard. ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments. Under our current accounting policy, we recognize contingent payments as revenue in the period that the payment-triggering event occurred or is achieved.  However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We have performed a preliminary assessment of the impact of the new standard on our active license and collaboration agreements and have identified the revenue streams.  Although we are continuing to assess the impact of this new guidance, we believe that the most significant impact may relate to the timing of recognition of certain future milestone payments as revenue depending on the assessed probability of achievement for these milestones as of the date of adoption.

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Outstanding stock options	20,721	20,897	20,721	20,897
Warrant to purchase common stock	—	200	—	200
Purchase Plan	69	63	69	63
	20,790	21,160	20,790	21,160

6.Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative	$591	$572	$1,950	$1,921
Research and development	282	643	978	2,746
Restructuring charges	—	499	—	499
Total stock-based compensation expense	$873	$1,714	$2,928	$5,166

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans, including the performance-based stock option awards which will vest upon the achievement of certain corporate performance-based milestones or corporate sales target, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk-free interest rate	2.1%	—	2.2%	1.7%
Expected term (in years)	6.2	—	6.7	6.4
Dividend yield	0.0%	—	0.0%	0.0%
Expected volatility	64.4%	—	63.2%	63.3%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 3,485,175 shares of common stock during the nine months ended September 30, 2017 with a grant-date weighted-average fair value of $1.36 per share. As of September 30, 2017, we have 1,385,000 shares related to outstanding performance-based stock option awards with a grant date fair value of $2.0 million which will vest upon achievement of certain corporate performance-based milestones. We did not consider these corporate-based milestones as probable of achievement as of September 30, 2017. Accordingly, no stock-based compensation expense was recognized for these outstanding performance-based stock option awards.

As of September 30, 2017, there was approximately $7.4 million of total unrecognized stock-based compensation cost related to all unvested options granted under our equity incentive plans.

At September 30, 2017, there were 11,450,149 shares of common stock available for future grant under our equity incentive plans and 526,281 options to purchase shares were exercised during the nine months ended September 30, 2017.

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

As of September 30, 2017, there were approximately 2,324,942 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the nine months ended September 30, 2017 and 2016. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Nine Months Ended
	September 30,
	2017	2016
Risk-free interest rate	0.6%	0.5%
Expected term (in years)	1.8	1.5
Dividend yield	0.0%	0.0%
Expected volatility	64.6%	63.0%

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

In the first quarter of 2017, we entered into a consulting agreement with a third party, pursuant to which we may be required to pay amounts ranging from $1.5 million to $4.0 million if certain future regulatory milestone events occur.  As of September 30, 2017, we do not consider any of the future regulatory milestone events as probable of occurring. As such, no expense was recognized for the three and nine months ended September 30, 2017.

8.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a party to a collaboration agreement with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation in the collaboration during the research term was limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the collaboration agreement. We do not have ongoing participation obligations under our agreements with Aclaris Therapeutics International Limited (Aclaris) for the development and commercialization of certain janus kinase (JAK) inhibitors for the treatment of alopecia areata and other dermatological conditions, AstraZeneca (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio AS (BerGenBio) for the development and commercialization of an oncology program, and Daiichi Sankyo (Daiichi) to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $532.4 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $145.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.  Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound  approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables were a single unit of accounting as the license did not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement and was fully amortized in September 2016, the end of the research term. We believed that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. During the three and nine months ended September 30, 2016, we recognized revenue of $3.8 million and $13.4 million, respectively, relating to the upfront payment.  During the nine months ended September 30, 2016, we recognized revenue of $290,000 relating to the research activities we performed. There were no revenues recognized related to research activities during the three months ended September 30, 2016. At the end of the initial research term, we were not notified by BMS of its intention to extend the initial research term under which we would perform research activities. However, BMS does continue to evaluate compounds from the extensive portfolio under the agreement, on its own. As of September 30, 2016, all deliverables under the agreement have been delivered.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it. In February 2017, we received $3.3 million from BerGenBio as a result of BerGenBio advancing BGB324, an AXL kinase inhibitor licensed under the agreement, to a Phase 2 clinical study. In June 2016, we received contingent payments of $1.7 million relating to a time-based non-refundable fee and $2.0 million relating to BerGenBio’s exercise of certain option rights before the prescription period to exercise the rights expired. All deliverables under the agreement had been previously delivered, as such, the above payments of $3.3 million in 2017 and $3.7 million in 2016,  triggered by the above time-based and contingent events were recognized as revenue in the first quarter of 2017 and second quarter of 2016, respectively.

9.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Cash	$385	$240
Money market funds	5,099	9,496
U.S. treasury bills	3,000	4,300
Government-sponsored enterprise securities	3,655	16,459
Corporate bonds and commercial paper	55,937	44,271
	$68,076	$74,766
Reported as:
Cash and cash equivalents	$25,879	$17,632
Short-term investments	42,197	57,134
	$68,076	$74,766

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2017	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$3,000	$—	$—	$3,000
Government-sponsored enterprise securities	3,656	—	(1)	3,655
Corporate bonds and commercial paper	55,943	—	(6)	55,937
Total	$62,599	$—	$(7)	$62,592

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$4,300	$—	$—	$4,300
Government-sponsored enterprise securities	16,457	3	(1)	16,459
Corporate bonds and commercial paper	44,291	2	(22)	44,271
Total	$65,048	$5	$(23)	$65,030

As of September 30, 2017, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 75 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of September 30, 2017 through their respective maturity dates. At September 30, 2017, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of September 30, 2017, a total of 21 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at September 30, 2017.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

September 30, 2017	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$3,655	$(1)
Corporate bonds and commercial paper	22,269	(6)
Total	$25,924	$(7)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$5,099	$—	$—	$5,099
U.S. treasury bills	—	3,000	—	3,000
Government-sponsored enterprise securities	—	3,655	—	3,655
Corporate bonds and commercial paper	—	55,937	—	55,937
Total	$5,099	$62,592	$—	$67,691

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$9,496	$—	$—	$9,496
U.S. treasury bills	—	4,300	—	4,300
Government-sponsored enterprise securities	—	16,459	—	16,459
Corporate bonds and commercial paper	—	44,271	—	44,271
Total	$9,496	$65,030	$—	$74,526

11.Lease Agreements

We currently lease our research and office space under a noncancelable lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC) which was set to expire in 2018. The lease term provides for renewal option for up to two additional periods of five years each. In July 2017, we exercised our option to extend the term of our lease for another five years through January 2023 and modified the amount of monthly base rent during such renewal period. We reevaluated our lease classification and continue to classify our lease as operating lease during the renewal period.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In connection with this sublease, we recognized a loss on sublease of $9.3 million during the fourth quarter of 2014. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease, and recognized an additional loss on sublease of $495,000. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any additional loss on sublease. We expect to receive approximately $23.0 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

We record rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows. The changes in the liability related to the sublease agreement for the nine months ended September 30, 2017 were as follows (in thousands):

Balance at January 1, 2017	$3,460
Increase in deferred liability	495
Accretion of deferred liability	141
Amortization of deferred liability	(2,848)
Balance at September 30, 2017	$1,248

12.Equity Offerings

In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share. We received proceeds of approximately $43.0 million, net of underwriting discounts and commissions and offering expenses. In October 2017, we completed another underwritten public offering in which we sold 20,815,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.35 per share. We received proceeds of approximately $65.3 million, net of underwriting discounts and commissions and offering expenses.

In August 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (Original Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. As of September 30, 2016, all the shares under the Original Sales Agreement have been fully sold. In May 2017,  we entered into an Amendment No. 1 (Amended Sales Agreement) to the Controlled Equity OfferingSM Sales Agreement pursuant to which we may offer and sell, through Cantor, additional shares of our common stock, up to an aggregate offering price of $40.0 million.  These additional shares are in addition to the shares of common stock sold under the Original Sales Agreement. During the nine months ended September 30, 2017, 2,166,093 shares of common stock were sold under the Amended Sales Agreement, with an aggregate net proceeds of $5.7 million. In October 2017, we terminated the Amended Sales Agreement with Cantor. All sales of our common stock were made pursuant to a shelf registration statement filed by us in May 2015 and declared effective by the Securities and Exchange Commission (SEC) in July 2015. Cantor acted as our sole sales agent for all sales made under the Amended Sales Agreement for a low single-digit commission on gross proceeds. The common stock was sold at prevailing market prices at the time of the sale.

13.Restructuring Charges

In September 2016, we announced that we had reduced our workforce by 46 positions, mostly in the research area.  We also announced that effective September 15, 2016, Donald G. Payan, M.D, retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research. We recorded restructuring charges during the third quarter of 2016 of approximately $5.8 million, which included $5.0 million of severance costs paid in cash, $319,000 impairment of certain property and equipment, and $499,000 of non-cash stock-based compensation expense as a result of the modification of our former executive’s stock options. At September 30, 2017,  the remaining accrued restructuring cost of $64,000 related to COBRA benefits is classified under Accrued Compensation in the Condensed Balance Sheet.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Since inception, we have financed our operations primarily through the sale of equity securities, and contract payments under our collaboration agreements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of September 30, 2017, we had approximately $68.1 million in cash, cash equivalents and short term investments. During the nine months ended September 30, 2017, we received an aggregate of $4.5 million payments pursuant to our agreements with our collaborative partners, $5.7 million under the Amended Sales Agreement, and approximately $3.6 million of sublease income and reimbursements under a sublease agreement with an unrelated third party. In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share for net proceeds of approximately $43.0 million, net of underwriting discounts and commissions and offering expenses. In October 2017, we completed another underwritten public offering in which we sold 20,815,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.35 per share for net proceeds of approximately $65.3 million, net of underwriting discounts and commissions and offering expenses. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the potential commercial launch of fostamatinib in ITP in the U.S., through at least the next 12 months. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines.

Our revenues have consisted primarily of revenues from sponsored research and license agreements with our corporate collaborators. We earned contract revenues from collaborations of $4.5 million during the nine months ended September 30, 2017, which is comprised of the $3.3 million payment we received from BerGenBio pursuant to advancing a licensed AXL kinase inhibitor to Phase 2 clinical study and  a $1.2 million payment we earned pursuant to a license agreement with a third party.

Within our product development portfolio, our most advanced program is fostamatinib in ITP. We submitted an NDA for fostamatinib in ITP in April 2017, which was accepted by the FDA in June 2017, with an action date for the FDA to complete its review by April 17, 2018, under the Prescription Drug User Fee Act (PDUFA). In April 2017, we announced that we received the conditional acceptance by the U.S Food & Drug Administration (FDA) of the proprietary name TAVALISSETM for fostamatinib disodium, our lead investigational product candidate. In October 2017, we announced that the FDA is not currently planning on holding an Oncology Drugs Advisory Committee (ODAC) meeting to discuss the NDA for fostamatinib in ITP. Additionally, the FDA indicated that the review of fostamatinib is proceeding according to the standard internal review timeline as described in the Guidance on Good Review Management Principles and Practices for PDUFA Products.

Recent Developments

In August 2017 and November 2017, Brian L. Kotzin, M.D. and Gregg Lapointe, respectively, were appointed to the Company’s board of directors.

In October 2017, we announced that the FDA is not currently planning on holding an ODAC meeting to discuss the NDA for fostamatinib in ITP.

Fostamatinib—Immune Thrombocytopenic Purpura

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

The most frequent adverse events were gastrointestinal-related, and the safety profile of the product was consistent with prior clinical experience, with no new or unusual safety issues uncovered. We submitted an NDA for fostamatinib in ITP in April 2017, which was accepted by the FDA in June 2017, with an action date for the FDA to complete its review by April 17, 2018, under the PDUFA. On October 2, 2017, we announced that the FDA is not currently planning on holding an ODAC meeting to discuss the NDA for fostamatinib in ITP. Additionally, the FDA indicated that the review of fostamatinib is proceeding according to the standard internal review timeline as described in the Guidance on Good Review Management Principles and Practices for PDUFA Products.

Commercial activities, including sales and marketing

We intend to commercialize fostamatinib disodium in ITP in the U.S., in 2018, subject to FDA approval, on our own. We plan to enter into partnerships with third parties to commercialize fostamatinib in Europe and Asia. A significant portion of our operating expenses in the second half of 2017 and 2018 will be related to our commercialization activities. Specifically, our marketing and sales efforts will be focused on targeting approximately 3,000 hematologists and hematologist-oncologists, who treat chronically managed ITP patients. We will continue to hire and recruit experienced commercial professionals, including sales management, marketing, and market access professionals to support these efforts.

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

Other approaches to treat ITP are varied in their mechanism of action, and there is no consensus about the sequence of their use, according to the most recent ITP guideline from the American Society of Hematology. Options include splenectomy, thrombopoietin receptor agonists (TPO-Rs) and various immunosuppressants (such as rituximab). The response rate criteria of the abovementioned options vary, precluding a comparison of response rates for individual therapies.

Even with the above treatment options, a significant number of patients remain severely thrombocytopenic for long durations and are subject to risk of spontaneous or trauma-induced hemorrhage. The addition of fostamatinib to the treatment options could theoretically be beneficial since it has a different mechanism of action than the thrombopoietin (TPO) agonists. Fostamatinib is a potent and relatively selective SYK inhibitor, and its inhibition of Fc receptors and B-cell receptors signaling pathways make it a potentially broad immunomodulatory agent.

Other products in the U.S. that are commercially-approved to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis) and Nplate® (Amgen, Inc.).

Clinical Stage Programs

Fostamatinib—IgAN

Disease background.    Immunoglobulin A Nephropathy (IgAN) is an autoimmune disease that severely affects the functioning of the kidneys. An estimated 12,000 Americans are diagnosed with this type of glomerulonephritis each year, with 25% of whom will eventually require dialysis and/or kidney transplantation over time. IgAN is characterized by the deposition of IgA immune complexes in the glomeruli of the kidneys leading to an inflammatory response and subsequent tissue damage that ultimately disrupts the normal filtering function of the kidneys. By inhibiting SYK in kidney cells, fostamatinib may block the signaling of IgA immune complex receptors and arrest or slow destruction of the glomeruli.

Orally-available fostamatinib program.  Our Phase 2 clinical trial in patients with IgAN, called SIGN (SYK Inhibition for Glomerulonephritis) completed enrollment for the first cohort and is currently enrolling patients for the second cohort. In January 2017, we announced that the first cohort in the Phase 2 study of fostamatinib in IgAN was completed in various centers throughout Asia, the U.S. and Europe. This cohort evaluated the efficacy, safety, and tolerability of the lower dose of fostamatinib (100mg BID, n=26; placebo n=12) as measured by change in proteinuria, renal function, and histology (comparing the pre- and post-study renal biopsies). The primary efficacy endpoint was the mean change in proteinuria from baseline at 24 weeks. The study found that at 24 weeks, fostamatinib was well tolerated with a good safety profile. The initial data suggest a trend towards a greater reduction in proteinuria in fostamatinib treated patients relative to placebo. In August 2017, we completed the enrollment for the second cohort of the Phase 2 study and we expect results in the first half of 2018.

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

Orally available fostamatinib program.  Our Phase 2 clinical trial, also known as SOAR study, is currently enrolling patients with warm AIHA in the second stage of the trial. The trial is an open-label, multi-center, two-stage study that will evaluate the efficacy and safety of fostamatinib in patients with warm AIHA who have previously received treatment for the disorder, but have relapsed. Stage 1 recently completed enrollment for 17 patients who will receive 150 mg of fostamatinib orally twice a day for a period of 12 weeks.  The patients will return to the clinic every two weeks for blood draws and medical assessment. The primary efficacy endpoint of this study is to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline.

In October 2017, we announced that, on a top-line, preliminary basis, Stage 1 of the AIHA study has enrolled 17 patients who have had at least one post-baseline hemoglobin measure. Of the 17 patients, four responded during the 12-week evaluation period and an additional two patients met the response criteria in the extension study after 12 weeks of dosing. This provides a response rate of 35% (6 of 17) on fostamatinib (these data are preliminary and require further verification). During the trial, two of the 17 patients withdrew early from the study due to non-safety-related reasons and will be replaced per the study protocol.  A comprehensive analysis of the Phase 2 data will continue and will be presented at a future scientific conference. Given that the Stage 1 of the study met its primary efficacy endpoint, we intend to begin enrollment of Stage 2 of this study, in which 20 patients will be enrolled under the same protocol.

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

During the second quarter of 2017,  we selected a molecule from our IRAK program for preclinical development. The molecule is differentiated in that it inhibits both the IRAK 1 and IRAK 4 signaling pathways, with potential to treat autoimmune and inflammatory diseases such as lupus, gout, psoriatic arthritis and multiple sclerosis. We expect to initiate clinical trials in the first half of 2018.

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a party to a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, as discussed below. Our participation in the collaboration during the research term was limited to the Joint Research Committee and the performance of research activities based on billable full-time equivalent fees as specified in the collaboration agreement. We do not have ongoing participation obligations under our agreements with Aclaris for the development and commercialization of certain JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of an oncology program, and Daiichi to pursue research related to a specific target from a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, progress dependent contingent payments on events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $532.4 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $145.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products.  Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. Because we do not control the research, development or commercialization of the product candidates generated under these agreements, we are not able to reasonably estimate when, if at all, any contingent payments would become payable to us. As such, the contingent payments we could receive thereunder involve a substantial degree of risk to achieve and may never be received in the next 12 months or thereafter. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments provided for under these agreements and it is possible that we may never receive any additional significant contingent payments or royalties under these agreements.

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

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it.  In February 2017, we received $3.3 million from BerGenBio as a result of BerGenBio advancing BGB324, an AXL kinase inhibitor licensed under the agreement, to a Phase 2 clinical study. In June 2016, we received contingent payments of $1.7 million relating to a time-based non-refundable fee and $2.0 million relating to BerGenBio’s exercise of certain option rights before the prescription period to exercise the rights expired. All deliverables under the agreement had been previously delivered, as such, the above payments of $3.3 million in 2017 and $3.7 million in 2016, triggered by the above time-based and contingent events were recognized as revenue in the first quarter of 2017 and second quarter of 2016, respectively.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Nine Months Ended		From January 1, 2007*
	2017	2016	2017	2016	to September 30, 2017

Categories:
Research	$2,306	$4,977	$7,433	$17,391	$223,841
Development	6,589	8,253	21,060	24,323	335,293
Other	1,913	2,941	6,215	10,098	228,166
	$10,808	$16,171	$34,708	$51,812	$787,300

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.6 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively, and allocated stock-based compensation expenses of approximately $282,000 and $643,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, allocated facilities costs were approximately $5.2 million and $7.4 million, respectively, and allocated stock-based compensation expenses were approximately $978,000 and $2.7 million, respectively.

For the three and nine months ended September 30, 2017 and 2016, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, IRAK and IgAN programs, and allocated facilities costs.

For further discussion on research and development activities, see “Research and Development Expense” under “Results of Operations” below.

Results of Operations

Three and Nine Months Ended September 30, 2017 and 2016

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2017	2016	Change	2017	2016	Change
		(in thousands)			(in thousands)
Contract revenues from collaborations	$900	$3,760	$(2,860)	$4,484	$17,383	$(12,899)

Contract revenues from collaborations of $900,000 during the three months ended September 30, 2017 were related to a payment received pursuant to a license agreement with a third party. Contract revenues from collaborations of $3.8 million during the three months ended September 30, 2016 represent the remaining amortization of the $30.0 million upfront payment we earned from BMS.

Contract revenues from collaborations of $4.5 million during the nine months ended September 30, 2017 is comprised of the $3.3 million payment we received from BerGenBio pursuant to advancing a licensed AXL kinase inhibitor to Phase 2 clinical study and a  $1.2 million payment we earned pursuant to a license agreement with a third party.  Contract revenues from collaborations of $17.4 million during the nine months ended September 30, 2016 were comprised of the amortization of the upfront payment and FTE fees we earned from BMS of $13.4 million and $290,000, respectively, as well as the $3.7 million payments we received from BerGenBio.

Our potential future revenues may include payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2017	2016	Change	2017	2016	Change
		(in thousands)			(in thousands)
Research and development expense	$10,808	$16,171	$(5,363)	$34,708	$51,812	$(17,104)
Stock-based compensation expense included in research and development expense	$282	$643	$(361)	$978	$2,746	$(1,768)

The decreases in research and development expense for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily due to the decreases in personnel costs, stock‑based compensation expense and facility costs as a result of the reduction in workforce in September 2016, and clinical trial costs primarily due to the completion of the pivotal Phase 3 clinical trials in ITP, partially offset by the increase in costs related to the submission of our NDA for fostamatinib in ITP.

We expect that our research and development expense in the fourth quarter of 2017 to remain relatively consistent with prior quarters.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2017	2016	Change	2017	2016	Change
		(in thousands)			(in thousands)
General and administrative expense	$7,947	$4,558	$3,389	$23,177	$13,755	$9,422
Stock-based compensation expense included in general and administrative expense	$591	$572	$19	$1,950	$1,921	$29

The increases in general and administrative expense for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily due to the commercial launch preparation costs, including personnel costs, incurred for a potential commercial launch of fostamatinib in ITP. We expect general and administrative expenses to continue to increase in the fourth quarter of 2017 and in 2018 as we continue to prepare for a potential commercial launch of fostamatinib in ITP.

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2017	2016	Change	2017	2016	Change
		(in thousands)			(in thousands)
Restructuring charges	$—	$5,770	$(5,770)	$—	$5,770	$(5,770)
Stock-based compensation expense included in restructuring charges	$—	$499	$(499)	$—	$499	$(499)

In September 2016, we announced that we had reduced our workforce by 46 positions, mostly in the research area.  We also announced that effective September 15, 2016, Donald G. Payan, M.D., retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research. We recorded restructuring charges during the third quarter of 2016 of approximately $5.8 million, which included $5.0 million of severance costs paid in cash, $319,000 impairment of certain property and equipment, and $499,000 of non-cash stock-based compensation expense as a result of the modification of our former executive’s stock options. At September 30, 2017, the remaining accrued restructuring cost of $64,000 related to COBRA benefits is classified under Accrued Compensation in the Condensed Balance Sheet.

Gain on Disposal of Assets

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2017	2016	Change	2017	2016	Change
		(in thousands)			(in thousands)
Gain on disposal of assets	$—	$—	$—	$732	$—	$732

Gain on disposal of assets during the nine months ended September 30, 2017 related to the proceeds from sale of our fully depreciated property and equipment in the first quarter of 2017.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2017	2016	Change	2017	2016	Change
		(in thousands)			(in thousands)
Interest income	$195	$110	$85	$548	$328	$220

Interest income results from our interest-bearing cash and investment balances. The increases in interest income for the three and nine months ended September 30, 2017, as compared to the same periods in 2016 were primarily due to the higher yield on our investments.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We plan to adopt this new standard on January 1, 2018 using the modified retrospective approach. The adoption of ASU No. 2014-09 may have a material effect on our financial statements.  To date, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process of the new standard. ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments. Under our current accounting policy, we recognize contingent payments as revenue in the period that the payment-triggering event occurred or is achieved. However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We have performed a preliminary assessment of the impact of the new standard on our active license and collaboration agreements and have identified the revenue streams. Although we are continuing to assess the impact of this new guidance, we believe that the most significant impact may relate to the timing of recognition of certain future milestone payments as revenue depending on the assessed probability of achievement for these milestones as of the date of adoption.

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

As of September 30, 2017, we had approximately $68.1 million in cash, cash equivalents and short‑term investments, as compared to approximately $74.8 million as of December 31, 2016, a decrease of approximately $6.7 million. The decrease was primarily attributable to the payments associated with funding our operating expenses during the nine months ended September 30, 2017, partially offset by the $43.0 million proceeds, net of underwriting discounts and commissions and offering expenses, from the underwritten public offering in February 2017. In October 2017, we completed another underwritten public offering in which we sold 20,815,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.35 per share for net proceeds of approximately $65.3 million, net of underwriting discounts and commissions and offering expenses.

In February 2017, we received a payment from BerGenBio of $3.3 million pursuant to our exclusive license agreement which we signed in June 2011. In May 2017, we entered into an Amended Sales Agreement with Cantor, pursuant to which we may offer and sell, through Cantor additional shares of our common stock, up to an aggregate offering price of $40.0 million. During the nine months ended September 30, 2017, 2,166,093 shares of common stock were sold under the Amended Sales Agreement, with aggregate net proceeds of $5.7 million. In October 2017, we terminated the Amended Sales Agreement with Cantor.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the nine months ended September  30, 2017, we received approximately $3.6 million of sublease income and reimbursements. We expect to receive approximately $23.0 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the potential commercial launch of fostamatinib in ITP in the U.S., through at least the next 12 months. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

For the nine months ended September 30, 2017 and 2016, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(57,842)	$(63,425)
Investing activities	15,767	22,770
Financing activities	50,322	23,149
Net increase (decrease) in cash and cash equivalents	$8,247	$(17,506)

Net cash used in operating activities was approximately $57.8 million for the nine months ended September 30, 2017, compared to approximately $63.4 million for the nine months ended September 30, 2016. Net cash used in operating activities for the nine months ended September 30, 2017 was primarily due to the cash payments related to our research and development programs, which include costs related to the submission of our NDA for fostamatinib in ITP, and commercial launch preparation costs, partially offset by the $4.5 million payment we received from our collaborative partners. Net cash used in operating activities for the nine months ended September 30, 2016 was primarily due to the cash payments related to our research and development programs and severance payments as a result of the reduction in workforce in September 2016, partially offset by the $3.7 million payments we received from BerGenBio. The timing of cash requirements may vary from period to period depending on our commercial launch activities related to fostamatinib in ITP, our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $15.8 million for the nine months ended September 30, 2017, compared to approximately $22.8 million for the nine months ended September 30, 2016. Net cash provided by investing activities in each period related to net maturities of short-term investments, partially offset by capital expenditures. Capital expenditures were approximately $111,000 for the nine months ended September 30, 2017, compared to approximately $798,000 for the same period in 2016.

Net cash provided by financing activities was approximately $50.3 million for the nine months ended September 30, 2017, compared to approximately $23.1 million for the nine months ended September 30, 2016. Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of net proceeds of $43.0 million from issuance of common stock pursuant to the underwritten public offering we completed in February 2017, $5.7 million from issuance of shares under our Amended Sales Agreement with Cantor and proceeds from exercise of stock options and participation in the Purchase Plan. Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of net proceeds of $22.2 million from issuance of shares under our Sales Agreement as well as proceeds from exercise of outstanding options and issuance of shares under the Purchase Plan.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

As of September 30, 2017,  we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$54,103	$11,396	$18,832	$20,369	$3,506

(1)

In December 2014, we entered into a sublease agreement with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of $23.0 million which we expect to receive over the term of the sublease through 2023.

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

In the first quarter of 2017, we entered into a consulting agreement with a third party, pursuant to which we may be required to pay amounts ranging from $1.5 million to $4.0 million if certain future regulatory milestone events occur.  As of September 30, 2017, we do not consider any of the future regulatory milestone events as probable of occurring. As such, no expense was recognized for the three and nine months ended September 30, 2017.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If our recently submitted NDA is not approved by the FDA, this would have a material adverse effect on our business, financial performance and results of operations.*

In August 2016, we announced the results of the first Phase 3 FIT study of fostamatinib in ITP, reporting that fostamatinib met its primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control. In October 2016, we announced the results of the second study, reporting that the response rate was 18% consistent with the first study. However, one patient in the placebo group achieved a stable platelet response, therefore the difference between groups did not reach statistical significance.  Additionally, we have announced updates on the results of the ongoing open label long term extension study of fostamatinib in ITP.  We submitted an NDA for fostamatinib in ITP in April 2017.  In June 2017, we announced that the FDA accepted our NDA submission for the use of fostamatinib in patients with chronic or persistent ITP. Our NDA submission included, among others, data on both FIT trials as well as the ongoing open label long-term extension study, a number of post-study analyses including an overall response rate for the FIT studies, which combined stable and intermediate responders, and a large safety database from previous trials of fostamatinib.  In October 2017, we announced that the FDA is not currently planning on holding an ODAC meeting to discuss the NDA for fostamatinib in ITP. Although the FDA accepted our NDA submission, given that our second FIT trial did not meet its primary endpoint, there is a risk that the FDA may not approve the submission for any reason as the FDA has substantial discretion in evaluating the results of our clinical trials. For example, notwithstanding our view to the contrary, the FDA may determine that the efficacy data and/or safety data from our earlier clinical trials do not support approval of our NDA. Clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA may disagree with our trial design and our interpretation of data from nonclinical studies and clinical trials. Upon the FDA’s review of the data in our NDA, it may request that we conduct additional analyses and, if it believes that such data are not satisfactory, could advise us that fostamatinib is not approvable with the filed data package. Any such decision would have a material adverse effect on our ability to generate revenue from the sales of fostamatinib in ITP. An inability to generate such revenue would have a material adverse effect on our business, financial performance and results of operations. If the FDA does suggest that we need to conduct additional trials, this would  add significant costs before we seek regulatory approval of our product candidates. Any such requirement for additional trials would most likely result in our inability to commercialize fostamatinib in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of fostamatinib in ITP.

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipeline. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the potential commercial launch of fostamatinib in ITP in the U.S., through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

Enacted or future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.*

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted.

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

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction, was unable to reach its required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We could also be adversely affected in the future by changes in applicable tax laws, regulations, or administrative interpretations thereof. The Trump Administration and key members of Congress have made public statements indicating that U.S. corporate tax reform is a high priority, and Congress may propose sweeping changes to the U.S. tax system, including changes to corporate tax rates and the taxation of income earned outside the United States. A change to the U.S. tax system could have an adverse effect on our business.

Legislative changes to the Affordable Care Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Earlier this month, the Trump Administration also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments.  The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the Affordable Care Act. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws would increase significantly, and our costs associated with compliance with such laws would likely also increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. The laws that may affect our ability to operate include, but are not limited to:

•

the Federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which impose criminal and civil penalties, through government, civil whistleblower or qui tam actions, on individuals and entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•

the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	the U.S. Federal Food, Drug and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs and medical devices; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare fraud and abuse laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. We may also be subject to state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. We may also be subject to state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We are also subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred.  Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Our activities and drugs will still be subject to extensive postmarketing regulation if approved.*

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

Even if our product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.*

If any of our product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

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

Efforts to educate the physicians, patients, healthcare payors and others in the medical community on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates are approved, if at all, but do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable on a sustained basis.

We are in the initial stages of developing our sales, marketing and distribution capabilities for potential commercial launch of our product candidates. If we are unable to develop effective sales, marketing and distribution capabilities on our own or through collaborations or other marketing partners, we will not be successful in commercializing one or more of our product candidates.

We are in the early stages of developing our sales and marketing infrastructure for potential commercial launch of our product candidates and have never sold, marketed or distributed therapeutic products. To achieve commercial success for any of our product candidates, if at all approved, we must either develop a sales and marketing organization or outsource these functions to third parties. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of one or more of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues will be lower than if we market and sell any products that we develop ourselves.

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

We have obtained orphan drug designation from the FDA for fostamatinib for the treatment of ITP, but we may not be able to obtain or maintain orphan drug designation or exclusivity for fostamatinib for the treatment of ITP or our other product candidates, or we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.*

We have obtained orphan drug designation in the United States for fostamatinib for the treatment of ITP. We may seek orphan drug designation for other product candidates in the future. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

We cannot assure you that any future application for orphan drug designation with respect to any other product candidate will be granted. If we are unable to obtain orphan drug designation with respect to other product candidates in the United States, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even though we have received orphan drug designation for fostamatinib for the treatment of ITP, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States for fostamatinib for the treatment of ITP or any future product candidate may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $53.4 million for the nine months ended September 30, 2017. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. We expect to continue to incur losses from operations and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of September 30, 2017, we had an accumulated deficit of approximately $1.1 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. As of September 30, 2017, we had 55 pending patent applications and 366 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our ability to use net operating losses and certain other tax attributes is uncertain and may be limited.*

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Future changes in tax law, including those proposed by the U.S. Congress and President Trump’s administration relating to the elimination of net operating loss carryback, or changes in ownership structure could limit our ability to utilize our recorded net deferred tax assets. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal

Revenue Code of 1986, as amended (Internal Revenue Code) and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

Our stock price may be volatile, and our stockholders’ investment in our common stock could decline in value.*

The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the successful regulatory approval of our recently submitted NDA;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	selling by large stockholders;

•	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation or arbitration;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.*

The testing and marketing of medical products and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We, or our corporate collaborators, might not be able to obtain insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claim arise.

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

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, in October 2017, we completed an underwritten public offering in which we sold 20,815,000 shares of our common stock pursuant to an effective registration statement. If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1+#	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended.

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+  Management contract or compensatory plan.

#Filed herewith

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2017

By:	/s/ RYAN D. MAYNARD
Ryan D. Maynard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 7, 2017