Form 10-K
period 2017-12-31
RIGEL PHARMACEUTICALS INC
filed 2018-03-06
CIK 1034842

rkr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐   No ☒

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

The approximate aggregate market value of the Common Stock held by non‑ affiliates of the registrant, based upon the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $337,811,691. Shares of the registrant’s outstanding Common Stock held by each executive officer, director and affiliates of the registrant’s outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 27, 2018, there were 147,107,882 shares of the registrant’s Common Stock outstanding.

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

PART I

Item 1.  Business

Overview

Rigel Pharmaceuticals, Inc. was incorporated in Delaware in June 1996, and is based in South San Francisco, California. We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases.  Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our current clinical programs include clinical trials of fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, in a number of indications. We have a New Drug Application (NDA) under review with the FDA for fostamatinib in patients with chronic immune thrombocytopenia (ITP). In addition, we have product candidates in development with partners BerGenBio AS, Daiichi Sankyo and Aclaris Therapeutics.

Since the beginning of 2017, we have experienced the following significant events:

Business Events

•	In November 2017, we announced that we completed enrollment of the second cohort of our Phase 2 study of fostamatinib in IgA Nephropathy (IgAN).

•	In October 2017, we reported the following:
i.)

the Food and Drug Administration (FDA) completed its mid-cycle review and indicated that it did not plan on holding an Oncology Drugs Advisory Committee (ODAC) meeting to discuss our NDA for fostamatinib in patients with chronic ITP;

ii.)

we completed enrollment of Stage 1 of our Phase 2, open-label, multi-center, two-stage study of our investigational drug fostamatinib for the treatment of patients with warm Autoimmune Hemolytic Anemia (AIHA) and that on a preliminary basis, the study has achieved its pre-specified endpoints for Stage  1; and

iii.)

we completed an underwritten public offering in which we sold 20,815,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.35 per share and received net proceeds of approximately $65.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

•	In August 2017, we announced that we have selected a molecule from our Interleukin-1 receptor-associated kinase (IRAK) program for preclinical development.

•

In June 2017, we announced that the FDA accepted our NDA for the use of fostamatinib disodium in patients with chronic ITP.    We also announced that the FDA set an expected action date of April 17, 2018 to complete its review of fostamatinib under the Prescription Drug User Fee Act (PDUFA).

•	In April 2017, we announced the following:
i.)	we submitted an NDA with the FDA for the use of fostamatinib in patients with chronic ITP; and
ii.)	the FDA conditionally accepted the proprietary name TAVALISSE™ for our investigational product candidate, fostamatinib disodium, an oral spleen tyrosine kinase (SYK) inhibitor.

•

In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share. We received net proceeds of approximately $43.0 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Executive Team and Board of Directors

•

In December 2017, we announced the resignation of Ryan Maynard, executive vice president and chief financial officer and that Nelson D. Cabatuan, vice president, finance will serve as the Company's interim principal accounting officer. We are actively recruiting for a new chief financial officer, who will bring extensive biotechnology and commercialization experience to Rigel in his/her new role.

•	In November 2017, Gregg Lapointe, CPA, MBA was appointed to the Company’s board of directors.

•	In August 2017, Brian L. Kotzin, M.D. was appointed to the Company’s board of directors.

Strategy

Our goal is to become a commercial stage and growing company actively involved in innovative drug discovery, development and commercialization, and become well-respected in the hematology space with healthcare providers, investors and within the biotech industry.  We are building a strong commercial team to execute successfully on our commercialization plan for fostamatinib in ITP.

Our research team is focused on creating a portfolio of product candidates that may be developed as therapeutics for our own proprietary programs or developed by potential collaborative partners. We recognize that the product development process is subject to both high costs and a high risk of failure. We believe that identifying a variety of product candidates and strategically partnering with other pharmaceutical companies may minimize the risk of failure, fill the product pipeline gap at major pharmaceutical companies, and ultimately increase the likelihood of advancing clinical development and potential commercialization of the product candidates.

The key elements to our business and scientific strategy are to:

•	Capitalize on the opportunity to potentially commercialize fostamatinib in the United States, where we believe a company our size can successfully compete;
•	outlicense European, Asian and rest of the world rights to fostamatinib;
•	develop and commercialize fostamatinib for possible additional indications, including AIHA and IgAN;
•	develop a diverse portfolio of drug candidates that address a focused brand of therapeutic indications or that represent significant market opportunities;
•	utilize our discovery engine to discover and validate new product candidates in a focused range of therapeutic indications; and
•	develop drug candidates and establish strategic collaborations with pharmaceutical and biotechnology companies to further develop and market our product candidates.

Product Development Programs

Our product development portfolio features multiple novel, targeted drug candidates in the therapeutic areas of immunology, oncology and immuno-oncology.

Pipeline	Current Stage	Status
Fostamatinib—Oral SYK Inhibitor
Immune Thrombocytopenic Purpura (ITP)	NDA Review

We submitted an NDA for fostamatinib in ITP in April 2017, which was accepted by the FDA in June 2017. The action date for the FDA to complete its review is April 17, 2018, under the PDUFA.  We are also conducting an on-going long-term open-label extension study of certain patients from the first two completed pivotal Phase 3 clinical studies and who opted to receive treatment with fostamatinib.

IgA Nephropathy (IgAN)	Phase 2	We completed the enrollment for the two cohorts of the Phase 2 study of fostamatinib in IgAN and we expect the study to be completed by April 2018.
Autoimmune Hemolytic Anemia (AIHA)	Phase 2

The trial is an open-label, multi-center, Simon two-stage study of fostamatinib for the treatment of warm AIHA. In October 2017, we completed the enrollment of Stage 1 and reported preliminary results. We are currently enrolling patients in the Stage 2 of the study.

Partnered Clinical Programs
ATI-50001 and ATI-50002 – JAK Inhibitors (Aclaris)	Phase 2	The two inhibitors are currently initiating Phase 2 trials for the potential treatment of alopecia areata (AA) and non-segmental vitiligo of the face with results expected in the first half of 2018.
BGB324 – Oral AXL Inhibitor (BerGenBio)	Phase 1

BerGenBio is currently planning Phase 2 studies with BGB324 as a single agent in relapsed acute myeloid leukaemia (AML) and myelodysplastic syndrome (MDS); and in combination with erlotinib (Tarceva®) in advanced (EGFR-positive) NSCLC. BerGenBio is also opening Phase 2 studies with BGB324 in combination with KEYTRUDA® (pembrolizumab) in non-small cell adenocarcinoma of the lung and triple negative breast cancer (TNBC) in collaboration with another company.

DS-3032 – MDM2 Inhibitor (Daiichi)	Phase 1

Daiichi is currently conducting Phase 1 for the treatment of solid and hematological malignancies including acute myeloid leukemia (AML), acute lymphocytic leukemia (ALL), chronic myeloid leukemia (CML) in blast phase, lymphoma and myelodysplastic syndrome (MDS).

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

On August 30, 2016, we announced the results of the first study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control (p=0.0261). On October 20, 2016, we announced the results of the second study, reporting that the response rate was 18%, consistent with the first study. However, one patient in the placebo group (4%) achieved a stable platelet response, therefore the difference between those on treatment and those on placebo did not reach statistical significance (p=0.152) and the study did not meet its primary endpoint. When the data from both studies are combined, however, this difference is statistically significant (p=0.007). In the combined datasets for the FIT studies, patients who met the primary endpoint had their platelet counts increase from a median of 18,500/uL of blood at baseline to more than 100,000/uL at week 24 of treatment. These patients had improvements in platelet count and typically did so within weeks of initiating treatment, providing early feedback as to whether fostamatinib may be a viable option for treating their ITP. In the combined datasets, the frequency of patients who achieved a stable platelet response was statistically superior in the fostamatinib group versus the placebo group in the following subgroups: prior splenectomy or not; prior exposure to TPO agents or not; platelet counts below or above 15,000/uL of blood at baseline, demonstrating that the effect of fostamatinib is consistent across various clinical and treatment backgrounds.

Patients from the FIT studies were given the option to enroll in a long-term open-label extension study and receive treatment with fostamatinib, also a Phase 3 trial. A total of 123 patients enrolled in this study. All the patients who responded to fostamatinib in the FIT studies and enrolled in the long-term open-label extension study maintained a median platelet count of 106,500/uL at a median of 16 months. In addition, there were 44 placebo non-responders that enrolled in the long-term open-label extension study. 41 of these patients had at least 12 weeks of follow-up.  Of those, 9 patients (22%) have achieved a prospectively defined stable platelet response, which is statistically significant (p=0.0078) and similar to the response rate fostamatinib achieved in the parent studies.

A stable response was defined as a patient achieving platelet counts of greater than 50,000/uL on more than 4 of the 6 visits between weeks 14 and 24, without rescue medication. In the post-study analysis performed by the Company, a clinically-relevant platelet response was defined to include patients achieving one platelet count over 50,000/uL during the first 12 weeks of treatment, in absence of rescue medication, but who did not otherwise meet the stable response criteria. Once the platelet count of greater than 50,000/uL is achieved, a loss of response was defined as two consecutive platelet counts of less than 30,000/uL in any subsequent visits. In the combined dataset of both stable and clinically-relevant platelet responders for the FIT studies, the response rate was 43% (43/101), compared to 14% (7/49) for placebo (p=0.0006).

The most frequent adverse events were gastrointestinal-related, and the safety profile of the product was consistent with prior clinical experience, with no new or unusual safety issues uncovered. We submitted an NDA for fostamatinib in ITP in April 2017, which was accepted by the FDA in June 2017, with an action date for the FDA to complete its review by April 17, 2018, under the PDUFA. On October 2, 2017, we announced that the FDA did not plan on holding an ODAC meeting to discuss the NDA for fostamatinib in ITP. Additionally, the FDA indicated that the review of fostamatinib is proceeding according to the standard internal review timeline as described in the Guidance on Good Review Management Principles and Practices for PDUFA Products.

Commercial launch activities, including sales and marketing

We intend to commercialize fostamatinib in ITP in the U.S. on our own  in 2018, subject to FDA approval. We plan to enter into partnerships with third parties to commercialize fostamatinib in Europe, Asia and rest of the world. A significant portion of our operating expenses in 2018 will be related to our commercial launch activities for fostamatinib in ITP. Specifically, our marketing and sales efforts will be focused on targeting approximately 3,000 hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients. We expect to continue to hire and recruit experienced commercial professionals, including sales representatives in the hematology area, and commercial operations, marketing, and market access professionals to support these efforts.

Competitive landscape for fostamatinib in ITP

Our industry is intensely competitive and subject to rapid and significant technological change. Fostamatinib will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, there are existing therapies and drug candidates in development for the treatment of ITP that may be alternative therapies to fostamatinib, if it is ultimately approved for commercialization.

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

Other approaches to treat ITP are varied in their mechanism of action, and there is no consensus about the sequence of their use, according to the most recent ITP guideline from the American Society of Hematology. Options include splenectomy, thrombopoietin receptor agonists (TPO-RAs) and various immunosuppressants (such as rituximab). The response rate criteria of the abovementioned options vary, precluding a comparison of response rates for individual therapies.

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

Other products in the U.S. that are approved by the FDA to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis) and Nplate® (Amgen, Inc.).

Clinical Stage Programs

Fostamatinib—IgAN

Disease background.  Immunoglobulin A Nephropathy (IgAN) is an autoimmune disease that severely affects the functioning of the kidneys. An estimated 12,000 Americans are diagnosed with this type of glomerulonephritis each year, with 25% of whom will eventually require dialysis and/or kidney transplantation over time. IgAN is characterized by the deposition of IgA immune complexes in the glomeruli of the kidneys leading to an inflammatory response and subsequent tissue damage that ultimately disrupts the normal filtering function of the kidneys. By inhibiting SYK in kidney cells, fostamatinib may block the signaling of IgA immune complex receptors, reduce the deposition of IgA immune complexes and arrest or slow destruction of the glomeruli.

Orally-available fostamatinib program.  Our Phase 2 clinical trial in patients with IgAN, called SIGN (SYK

Inhibition for Glomerulonephritis) completed enrollment for its first and second cohorts. In January 2017, we announced that the first cohort in the Phase 2 study of fostamatinib in IgAN was completed in various centers throughout Asia, the U.S. and Europe. This cohort evaluated the efficacy, safety, and tolerability of the lower dose of fostamatinib (100mg BID, n=26; placebo n=12) as measured by change in proteinuria, renal function, and histology (comparing the pre- and post-study renal biopsies). The primary efficacy endpoint was the mean change in proteinuria from baseline at 24 weeks. The study found that at 24 weeks, fostamatinib was well tolerated with a good safety profile. The initial data suggest a trend towards a greater reduction in proteinuria in fostamatinib treated patients relative to placebo. The second cohort evaluates a higher dose of fostamatinib (150mg BID) and completed enrollment in August 2017. We expect the study to be completed by April 2018.

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

Orally available fostamatinib program.  Our Phase 2 clinical trial, also known as SOAR study, is currently enrolling patients with warm AIHA in the second stage of the trial. The trial is an open-label, multi-center, two-stage study that will evaluate the efficacy and safety of fostamatinib in patients with warm AIHA who have previously received treatment for the disorder, but have relapsed. Stage 1 recently completed enrollment for 19 patients (17 patients evaluable for efficacy) who received 150 mg of fostamatinib orally twice a day for a period of 12 weeks, with an option of entering into a long-term extension study. The patients returned to the clinic every two weeks for blood draws and medical assessment. The primary efficacy endpoint of this study was to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline.

In October 2017, we announced that, on a top-line, preliminary basis, Stage 1 of the AIHA study enrolled 17 patients who have had at least one post-baseline hemoglobin measure.  In January 2018, we also announced the updated top-line data as of December 2017 for this open-label study of which 47% of these patients (8 patients out of 17) have responded to fostamatinib treatment. Of the 17, six patients, including the last two patients enrolled, responded during the 12-week evaluation period and an additional two patients met the response criteria in the extension study after 12 weeks of dosing. In February 2018, an additional patient in the Stage 1 extension study met the response criteria.  As of February 2018, 53% of evaluable patients (9 of 17) have responded to fostamatinib treatment. The safety profile was consistent with the existing fostamatinib safety database. This will be presented at the Thrombosis and Hemostasis Societies of North America meeting in San Diego, California in March 2018. Given that the Stage 1 of the study met its primary efficacy endpoint, we have begun enrollment of Stage 2 of this study, in which 20 patients will be enrolled under the same protocol. In January 2018, the FDA granted our request for Orphan Drug designation for fostamatinib for the treatment of AIHA.

Partnered Clinical Programs

R548 (ATI-50001 and ATI-50002) - Aclaris

Aclaris is developing ATI-50001 and ATI-50002 an oral and topical Janus Kinase (JAK) 1/3 inhibitor. ATI- 50001 is being developed as an oral treatment for patients with AA, including the more severe forms of AA that result in total scalp hair loss, known as alopecia totalis, and total hair loss on the scalp and body, known as alopecia universalis. This Phase 1 cross-over trial was conducted in 12 healthy volunteers at one investigational center in the U.S. to assess the safety, bioavailability, and pharmacodynamics of ATI-50001.

In the trial, treatment with ATI-50001 capsules was well tolerated, with a safety profile similar to placebo. No clinically significant laboratory abnormalities were observed. These data are consistent with results from an earlier Phase 1 clinical trial in 44 healthy volunteers in which the study drug was well tolerated at all doses, with a safety profile similar to placebo. During the fourth quarter of 2017, three Phase 2 studies with the topical treatment ATI-50002 in AA and Vitilago were initiated with results expected in 2018.

BGB324 - BerGenBio

BerGenBio’s first-in-class selective AXL kinase inhibitor, BGB324, has demonstrated compelling efficacy as a single agent, and in combination with standard of care cancer therapies and checkpoint inhibitors, thereby supporting clinical utility across multiple cancers in preclinical studies. Early clinical studies in healthy volunteers and cancer patients have shown BGB324 to be well-tolerated with a favorable safety profile, and encouraging evidence of single agent and combination activity in AML and NSCLC. A strong correlation has also been observed with predictive biomarkers and the patients that respond. BGB324 has received Orphan Drug Designation in the U.S. for AML.

BerGenBio is currently planning Phase 2 studies with BGB324 as a single agent in relapsed acute myeloid leukaemia (AML) and myelodysplastic syndrome (MDS); and in combination with erlotinib (Tarceva®) in advanced (EGFR-positive) NSCLC. BerGenBio is also opening Phase 2 studies with BGB324 in combination with KEYTRUDA® (pembrolizumab) in non-small cell adenocarcinoma of the lung and triple negative breast cancer (TNBC) in collaboration with another company.

DS-3032 - Daiichi

DS-3032 is an investigational oral selective inhibitor of the murine double minute 2 (MDM2) protein currently being investigated by Daiichi in three Phase 1 clinical trials for solid and hematological malignancies including acute myeloid leukemia (AML), acute lymphocytic leukemia (ALL), chronic myeloid leukemia (CML) in blast phase, lymphoma and myelodysplastic syndrome (MDS). DS-3032 has not been approved by any regulatory authority for uses under investigation.

Preliminary safety and efficacy data from a Phase 1 study of DS-3032 suggests that DS-3032 may be a promising treatment for hematological malignancies including relapsed/refractory AML and high-risk MDS. Evaluation of additional dosing schedules of DS-3032 is underway and combination studies currently being planned by Daiichi.

Research/Preclinical Programs

We are conducting proprietary research in the broad disease areas of inflammation/immunology, immuno-oncology and cancers. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

During the second quarter of 2017, we selected a molecule from our IRAK program for preclinical development. The molecule was selected for development based on its ability to inhibit both the IRAK 1 and IRAK 4 signaling pathways in preclinical studies, potentially providing a clinical benefit in autoimmune and inflammatory diseases such as psoriasis, lupus, gout, psoriatic arthritis and multiple sclerosis. We expect to initiate clinical trials in 2018.

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a party to collaboration agreements, but do not have ongoing participation, with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors,  Aclaris Therapeutics International Limited (Aclaris) for the development and commercialization of certain JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AstraZeneca (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements.

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

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables were a single unit of accounting as the license did not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement and was fully amortized in September 2016, the end of the research term. We believed that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. During the years ended December 31, 2016 and 2015, we recognized revenue of $13.4 million and $16.6 million, respectively, relating to the upfront payment, and $290,000 and $822,000, respectively, relating to the research activities we performed. At the end of the initial research term, we were not notified by BMS of its intention to extend the initial research term under which we would perform research activities. As of September 30, 2016, all deliverables under the agreement had been delivered. In November 2016, we were notified by BMS that it has designated one compound as an early drug candidate and received $3.0 million in December 2016, triggered by this development event.

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

Intellectual Property

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. As of December 31, 2017,  we had 58 pending patent applications and 366 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

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

Operating Expenses

A significant portion of our operating expenses is related to research and development and costs for potential commercial launch of fostamatinib in ITP. We intend to maintain our strong commitment to research and development. We also expect to continue to hire and recruit experienced commercial professionals, including sales representatives in the hematology area, and commercial operations, marketing, and market access professionals in preparation for the commercial launch of fostamatinib in ITP in the U.S. See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for costs and expenses related to research and development, and other financial information for each of the fiscal years 2017, 2016 and 2015.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors or government to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. For example, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Further, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

Healthcare Reform

The United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the

Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress also could consider additional legislation to repeal or replace other elements of the Affordable Care Act.

Outside the United States, ensuring adequate coverage and payment for our products will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Recent budgetary pressures in many European Union countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

Manufacturing and Raw Materials

We do not own or operate manufacturing or distribution facilities or resources for clinical or commercial production and distribution of our product for commercial launch or for preclinical and clinical trials. We assign internal personnel to manage and oversee third parties working on our behalf under contract. These third parties manufacture raw materials, the active pharmaceutical ingredient, or API, and finished drug product for potential commercial distribution and for use in clinical studies. We currently rely on, and will continue to rely on these third-party contract manufacturers to produce sufficient quantities of our products.

Employees

As of December 31, 2017, we had 103 employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining experienced and qualified sales and marketing personnel to successfully launch our product and scientific personnel to continue to perform research and development work in the future will be critical to our business success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists. Additionally, as we intend to commercialize fostamatinib in ITP in the U.S. on our own in 2018, subject to FDA approval, we will continue to hire and recruit experienced commercial professionals, including sales management, marketing, and market access professionals to support these efforts.

Scientific and Medical Advisors

We utilize scientists, key opinion leaders and physicians to advise us on scientific and medical matters as part of our ongoing research and product development efforts, including experts in clinical trial design, preclinical development work, chemistry, biology, immunology, oncology and immuno-oncology. Certain of our consultants receive non‑employee options to purchase our common stock and certain of our scientific and medical advisors receive honorarium for time spent assisting us.

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

Even if we obtain regulatory approval for fostamatinib in ITP or any of our other product candidates, we or our collaborative partners will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval for fostamatinib or any of our other product candidates in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. Additionally, the labeling ultimately approved for fostamatinib in ITP and any of our product candidates may likely include restrictions on their uses and may be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, manufacturers of drug products and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, and adherence to commitments made in the NDA. If we, or a regulatory agency, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements following approval of our product candidate, a regulatory agency may:

•	issue a warning letter asserting that we are in violation of the law;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending NDA or supplements to an NDA submitted by us;

•	seize product; or

•	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may delay or inhibit our ability to successfully commercialize our products and generate revenues.

Even if we, or any of our collaborative partners, are able to commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, any of which could harm our business.

The commercial success of any of product candidates will depend substantially on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any of our collaborative partners, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any of our collaborative partners, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any of our collaborative partners, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any of our collaborative partners, to commercialize successfully any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors.

Additionally, the labeling ultimately approved for any of our product candidates may include restrictions on their uses and may be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. If we or any of our collaborative partners do not timely obtain or comply with the labeling approval by the FDA on any of our product candidates, it may delay or inhibit our ability to successfully commercialize our products and generate revenues.

Enacted or future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may set or obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.  The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be.

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

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

Our activities and drugs will still be subject to extensive post-marketing regulation if approved.

Following regulatory approval of any of our drug candidates, we and our collaborators will be subject to ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements. There may also be additional post-marketing obligations imposed by the FDA or other regulatory agencies. These obligations may result in significant expense and limit the ability to commercialize such drugs.

The FDA or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. Along with being costly and time consuming, a delay or unfavorable results from these trials could negatively impact market acceptance of our product candidates; limit the revenues we generate from sales; result in withdrawal from the market; and result in litigation.

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

Even if our product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

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

We are in the process of developing our sales, marketing and distribution capabilities for potential commercial launch of our product candidates. If we are unable to develop effective sales, marketing and distribution capabilities on our own or through collaborations or other marketing partners, we will not be successful in commercializing one or more of our product candidates.

We are in the process of developing our sales and marketing infrastructure for potential commercial launch of our product candidates and have never sold, marketed or distributed therapeutic products. To achieve commercial success for any of our product candidates, if at all approved, we must either develop a sales and marketing organization or outsource these functions to third parties. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of one or more of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues will be lower than if we market and sell any products that we develop ourselves.

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

In August 2016, we announced the results of the first Phase 3 FIT study of fostamatinib in ITP, reporting that fostamatinib met its primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control. In October 2016, we announced the results of the second study, reporting that the response rate was 18% consistent with the first study. However, one patient in the placebo group achieved a stable platelet response, therefore the difference between groups did not reach statistical significance. Additionally, we have announced updates on the results of the ongoing open label long term extension study of fostamatinib in ITP. We submitted an NDA for fostamatinib in ITP in April 2017. In June 2017, we announced that the FDA accepted our NDA submission for the use of fostamatinib in patients with chronic ITP. Our NDA submission included, among others, data on both FIT trials as well as the ongoing open label long-term extension study, a number of post-study analyses including an overall response rate for the FIT studies, which combined stable and intermediate responders, and a large safety database from previous trials of fostamatinib. In October 2017, we announced that the FDA was not planning on holding an ODAC meeting to discuss the NDA for fostamatinib in ITP. Although the FDA accepted our NDA submission, given that our second FIT trial did not meet its primary endpoint, there is a risk that the FDA may not approve the submission for any reason as the FDA has substantial discretion in evaluating the results of our clinical trials. For example, notwithstanding our view to the contrary, the FDA may determine that the efficacy data and/or safety data from our earlier clinical trials do not support approval of our NDA. Clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA may disagree with our trial design and our interpretation of data from nonclinical studies and clinical trials. Any such decision would have a material adverse effect on our ability to generate revenue from the sales of fostamatinib in ITP. An inability to generate such revenue would have a material adverse effect on our business, financial performance and results of operations.

Forecasting potential sales for any of our product candidates will be difficult, and if our projections are inaccurate, our business may be harmed and our stock price may be adversely affected.

Our business planning requires us to forecast or make assumptions regarding product demand and revenues for any of our product candidates if they are approved despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators or other third parties to conduct commercial activities in certain geographies and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

•	the efficacy and safety of any of our product candidates, including as relative to marketed products and product candidates in development by third parties;

•	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;

•	the rate of adoption in the particular market, including fluctuations in demand for various reasons;

•	lack of patient and physician familiarity with the drug;

•	lack of patient use and physician prescribing history;

•	lack of commercialization experience with the drug;

•	actual sales to patients may significantly differ from expectations based on sales to wholesalers; and

•	uncertainty relating to when the drug may become commercially available to patients and rate of adoption in other territories.

We expect that our revenues from sales of any of our product candidates will continue to be based in part on estimates, judgment and accounting policies.  Any incorrect estimates or disagreements with regulators or others regarding such estimates or accounting policies may result in changes to our guidance, projections or previously reported results. Expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our preparation for potential commercial launch of fostamatinib in ITP. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipeline. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the potential commercial launch of fostamatinib in ITP in the U.S., through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our potential commercial launch of fostamatinib in ITP and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, including through an “at-the-market” equity offering program. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

We currently do not have the manufacturing capabilities or experience necessary to produce fostamatinib in ITP or any product candidates for clinical trials, including fostamatinib in AIHA and IgAN. We currently use one manufacturer of fostamatinib. We do not currently have, nor do we plan to acquire the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products.  Our ability to develop our product candidates, and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the APIs and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.

We rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. The drug substances and other materials used in our product candidates are currently available only from one supplier and one manufacturer and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. Any of these existing supplier or manufacturer may:

•	fail to supply us with product on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities or equipment or otherwise;

•

fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our commercial needs;

•	be unable to meet our production demands due to issues related to their reliance on sole-source suppliers and manufacturers;

•	supply us with product that fails to meet regulatory requirements;

•	become unavailable through business interruption or financial insolvency;

•	lose regulatory status as an approved source;

•	be unable or unwilling to renew current supply agreements when such agreements expire on a timely basis, on acceptable terms or at all; or

•	discontinue production or manufacturing of necessary drug substances or products.

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

We have obtained orphan drug designation from the FDA for fostamatinib for the treatment of ITP and AIHA, but we may not be able to obtain or maintain orphan drug designation or exclusivity for fostamatinib for the treatment of ITP, warm AIHA or our other product candidates, or we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

We have obtained orphan drug designation in the United States for fostamatinib for the treatment of ITP and AIHA. We may seek orphan drug designation for other product candidates in the future. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

We cannot assure you that any future application for orphan drug designation with respect to any other product candidate will be granted. If we are unable to obtain orphan drug designation with respect to other product candidates in the United States, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even though we have received orphan drug designation for fostamatinib for the treatment of ITP and warm AIHA, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States for fostamatinib for the treatment of ITP, AIHA or any future product candidate may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We incurred a loss from operations of approximately $79.6 million for the year ended December 31, 2017. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and recently our significant expenses related to the costs associated with the potential commercial launch of fostamatinib in ITP. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of December 31, 2017, we had an accumulated deficit of approximately $1.1 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. As of December 31, 2017, we had 58 pending patent applications and 366 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction for net operating losses generated after 2017 to 80% of current year taxable income, indefinite carryforward of net operating losses and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. Our federal net operating loss carryovers will be carried forward indefinitely pursuant to the Tax Act. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This periodic report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.

Our ability to use net operating losses and certain other tax attributes is uncertain and may be limited.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto.  Many states have similar laws.  Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities.  Under the newly enacted Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of current year taxable income.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code) and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

Our common stock is currently listed on the Nasdaq Global Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently lease facilities consisting of approximately 147,000 square feet of research and office space located at 1180 Veterans Boulevard, South San Francisco, California, of which, commencing in December 2014, we sublet approximately 57,000 square feet of our research and office space to an unrelated third party. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. In July 2017, we exercised our option to extend the term of our lease for another five years. Accordingly, we also extended the term of our sublease to an unrelated party. Both the lease and the sublease expire in January 2023. We believe our facilities are in good operating condition and that the leased real property that we still occupy is adequate for all present and near term uses.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading publicly under the symbol “RIGL” on December 7, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2016
First Quarter	$2.97	$1.94
Second Quarter	$2.93	$2.16
Third Quarter	$3.93	$2.13
Fourth Quarter	$4.01	$2.38
Year Ended December 31, 2017
First Quarter	$3.43	$1.96
Second Quarter	$3.29	$2.29
Third Quarter	$2.78	$2.18
Fourth Quarter	$4.30	$3.23

On February 27, 2018, the last reported sale price for our common stock on the Nasdaq Global Market was $3.79 per share.

Holders

As of February 27, 2018, there were approximately 90 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2012 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified‑capitalization weighted index that includes securities of Nasdaq‑listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

*$100 invested on December 31, 2012 in stock or index,  including reinvestment of dividends at fiscal year ending December 31.

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

	Fiscal Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations	$4,484	$20,383	$28,895	$8,250	$7,150
Costs and expenses:
Research and development	46,269	63,446	62,825	67,696	75,328
General and administrative	37,831	20,908	17,813	22,501	19,612
Restructuring charges	—	5,770	—	—	1,679
Loss on sublease	—	—	—	9,302	—
Total costs and expenses	84,100	90,124	80,638	99,499	96,619
Loss from operations	(79,616)	(69,741)	(51,743)	(91,249)	(89,469)
Interest income	892	437	222	243	426
Gain on disposal of assets	732	88	57	98	16
Net loss	$(77,992)	$(69,216)	$(51,464)	$(90,908)	$(89,027)
Net loss per share, basic and diluted	$(0.62)	$(0.73)	$(0.58)	$(1.04)	$(1.02)
Weighted average shares used in computing net loss per share, basic and diluted	126,324	94,387	88,434	87,662	87,288

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$115,751	$74,766	$126,276	$143,159	$211,975
Working capital	99,096	53,626	95,228	136,512	209,781
Total assets	119,111	78,134	131,747	154,135	226,058
Accumulated deficit	(1,138,854)	(1,060,862)	(991,646)	(940,182)	(849,274)
Total stockholders’ equity	100,646	55,027	91,381	128,246	208,251

See Note 1 to the Financial Statements for description of the number of shares used in the computation of basic and diluted loss per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases.  Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our current clinical programs include clinical trials of fostamatinib, an oral spleen tyrosine kinase (SYK) inhibitor, in a number of indications. We have an NDA under review with the FDA for fostamatinib in patients with chronic immune thrombocytopenia (ITP). In addition, we have product candidates in development with partners BerGenBio AS, Daiichi Sankyo and Aclaris Therapeutics.

Since inception, we have financed our operations primarily through the sale of equity securities, and contract payments under our collaboration agreements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of December 31, 2017, we had approximately $115.8 million in cash, cash equivalents and short-term investments. In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $2.00 per share for net proceeds of approximately $43.0 million, net of underwriting discounts and commissions and offering expenses payable by us. In October 2017, we completed another underwritten public offering in which we sold 20,815,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.35 per share for net proceeds of approximately $65.3 million, net of underwriting discounts and commissions and offering expenses payable by us. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the potential commercial launch of fostamatinib in ITP in the U.S., through at least the next 12 months. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines. During the year ended December 31, 2017, we received an aggregate of $4.5 million in payments pursuant to our agreements with our collaborative partners, $5.7 million under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (Cantor), and approximately $4.9 million of sublease income and reimbursements under a sublease agreement with an unrelated third party.

Our revenues have consisted primarily of revenues from sponsored research and license agreements with our corporate collaborators. We earned contract revenues from collaborations of $4.5 million during the year ended December 31, 2017, which is comprised of the $3.3 million payment we received from BerGenBio pursuant to advancing a licensed AXL kinase inhibitor to Phase 2 clinical study and a $1.2 million payment we earned pursuant to a license agreement with a third party.

Within our product development portfolio, our most advanced program is fostamatinib in ITP. We submitted an NDA for fostamatinib in ITP in April 2017, which was accepted by the FDA in June 2017, with an action date for the FDA to complete its review by April 17, 2018, under the PDUFA. In April 2017, we announced that we received the conditional acceptance by the U.S Food & Drug Administration (FDA) of the proprietary name TAVALISSETM for fostamatinib disodium, our lead investigational product candidate. In October 2017, we announced that the FDA was not planning on holding an Oncology Drugs Advisory Committee (ODAC) meeting to discuss the NDA for fostamatinib in ITP. Additionally, the FDA indicated that the review of fostamatinib is proceeding according to the standard internal review timeline as described in the Guidance on Good Review Management Principles and Practices for PDUFA Products.

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

The following table presents our total research and development expenses by category.

	Year Ended December 31,			From January 1, 2007*
	2017	2016	2015	to December 31, 2017
	(in thousands)
Categories:
Research	$9,958	$19,909	$21,904	$226,366
Development	27,936	30,951	25,988	342,169
Other	8,375	12,586	14,933	230,326
	$46,269	$63,446	$62,825	$798,861

*We started tracking research and development expenses by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $6.9 million, $9.5 million and $10.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and allocated stock‑based compensation expenses of approximately $1.5 million, $3.1 million and $4.1 million for the years ended December 31, 2017, 2016 and  2015, respectively.

For the year ended December 31, 2017, a major portion of our total research and development expense was associated with salaries of our research and development personnel costs related to the submission of our NDA for fostamatinib in ITP, research and development expense for our ITP, IRAK, IgAN and AIHA programs and allocated facilities costs. For the year ended December 31, 2016, a major portion of our total research and development expense was associated with research and development expense for our ITP, IgAN and AIHA programs, salaries of our research and development personnel and allocated facilities costs.  For the year ended December 31, 2015 a major portion of our total research and development expense was associated with salaries of our research and development personnel, allocated facilities costs, and research and development expense for our ITP and IgAN programs.

For further discussion on research and development activities, see “Research and Development Expense” under “Results of Operations” below.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to our stock based compensation and the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there were no significant changes in our critical accounting policies during the year ended December 31, 2017 as compared to those previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2016. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

We granted performance-based stock options to purchase shares of our common stock which will vest upon the achievement of certain corporate performance-based milestones. We determined the fair values of these performance-based stock options using the Black-Scholes option pricing model at the date of grant. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognize stock-based compensation expense on the related estimated fair value of such options on a straight-line basis from the date of grant up to the date when we expect the performance condition will be achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, we recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement.  In those cases, we recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if we had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be achieved, if any.  During the years ended December 31, 2017 and 2016, we recognized $1.1 million and $1.8 million, respectively, of stock-based compensation expense relating to certain performance-based stock options in which the corresponding corporate performance-based milestones have been achieved or were considered probable of achievement as of December 31, 2017 and 2016, respectively. At December 31, 2017, total unrecognized compensation cost related to outstanding performance-based stock options, with various performance conditions, was $993,000.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and allowed for early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We adopted this new standard on January 1, 2018 using the modified retrospective approach.

To date, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process of the new standard. ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments. Under our current accounting policy, we recognize contingent payments as revenue in the period that the payment-triggering event occurred or is achieved. However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We assessed the impact of the new standard on our active license and collaboration agreements and have identified the revenue streams.  The adoption of this standard will not have a material impact on our financial statements as we do not have any unrecognized transaction price, other than future potential contingent payments that are not currently considered probable of occurring, or any remaining performance obligations under our collaboration agreements as of the initial adoption date. In connection with our adoption of ASU No. 2014-09, we do not expect to have an adjustment on the opening balance of Accumulated Deficit balance as of January 1, 2018.

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

In March 2016, the FASB issued ASU No. 2016-09—Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted ASU No. 2016-09 on January 1, 2017. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, companies will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. Upon adoption, we recognized additional excess tax benefit of $4.1 million (federal) and $1.4 million (state) as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance, as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance, which did not result in a net impact to accumulated deficit. Additionally, as provided for under this new guidance, we elected to account for forfeitures as they occur. The adoption of this aspect of the guidance did not have a material impact on our financial statements.

Results of Operations

Year Ended December 31, 2017, 2016 and 2015

Revenues

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2017	2016	2015	2017 from 2016	2016 from 2015
	(in thousands)
Contract revenues from collaborations	$4,484	$20,383	$28,895	$(15,899)	$(8,512)

Contract revenues from collaborations of $4.5 million during the year ended December 31, 2017 is comprised of the $3.3 million payment we received from BerGenBio pursuant to advancing a licensed AXL kinase inhibitor to Phase 2 clinical study and a $1.2 million payment we earned pursuant to a license agreement with a third party.  Contract revenues from collaborations of $20.4 million in 2016 were comprised of the $13.4 million amortization of the

$30.0 million upfront payment, contingent payment of $3.0 million, and the research service fees we earned from BMS of $290,000, as well as the contingent payment of $3.7 million we received from BerGenBio. Contract revenues from collaborations of $28.9 million in 2015 were comprised of the $16.6 million amortization of the $30.0 million upfront payment from BMS and the research service fees we earned from BMS of $822,000, as well as the upfront payments received from our other collaborative partners in the aggregate of $11.5 million.

Our potential future revenues may include product revenues, royalty payments, and contingent payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expenses

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2017	2016	2015	2017 from 2016	2016 from 2015
	(in thousands)
Research and development expense	$46,269	$63,446	$62,825	$(17,177)	$621
Stock-based compensation expense included in research and development expense	$1,497	$3,103	$4,100	$(1,606)	$(997)

The decrease in research and development expense for the year ended December 31, 2017, compared to the same period in 2016, were primarily due to the decreases in personnel and personnel-related costs of $4.3 million,  research supplies of $3.6 million,  stock‑based compensation expense of $1.6 million and facility costs of $2.7 million as a result of the reduction in workforce in September 2016, as well as the decrease in clinical trial costs of $3.4 million primarily due to the completion of the pivotal Phase 3 clinical trials in ITP, partially offset by the increase in costs related to the submission of our NDA for fostamatinib in ITP and advancement of our IRAK program. The increase in research and development expense for the year ended December 31, 2016, compared to the same period in 2015, was primarily due to the increase in research and development costs related to our fostamatinib in ITP and AIHA programs, partially offset by the decreases in personnel costs and stock based compensation due to the reduction in workforce in September 2016.

We expect our research and development expense in 2018 to remain relatively consistent with 2017.

General and Administrative Expense

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2017	2016	2015	2017 from 2016	2016 from 2015
	(in thousands)
General and administrative expense	$37,831	$20,908	$17,813	$16,923	$3,095
Stock-based compensation expense included in general and administrative expense	$4,490	$4,230	$3,303	$260	$927

The increase in general and administrative expense for the year ended December 31, 2017, compared to the same period in 2016, was primarily due to the costs incurred for a potential commercial launch of fostamatinib in ITP of $8.1 million, personnel-related costs of $4.9 million,  allocated facility costs of $1.3 million and various other costs.  The increase in general and administrative expense for the year ended December 31, 2016, compared to the same period in 2015, was due to the costs incurred in preparation for a potential commercial launch of fostamatinib in ITP, as well as the recognition of stock-based compensation expense relating to certain performance-based stock options in which the corresponding corporate performance-based milestones have been achieved or were considered probable of achievement as of December 31, 2016.

We expect our general and administrative expense in 2018 to increase as we as continue our efforts in the potential commercial launch of fostamatinib in ITP, including hiring experienced commercial professionals, as well as sales representatives in the hematology and hematology-oncology area, and commercial operations, marketing and market access professionals to support these efforts.

Restructuring Charges

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2017	2016	2015	2017 from 2016	2016 from 2015
	(in thousands)
Restructuring charges	$—	$5,770	$—	$(5,770)	$5,770
Stock-based compensation expense included in restructuring charges	$—	$499	$—	$(499)	$499

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

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2017	2016	2015	2017 from 2016	2016 from 2015
	(in thousands)
Interest income	$892	$437	$222	$455	$215

Interest income results from our interest‑bearing cash and investment balances. The increases in interest income for the years ended December 31, 2017 and 2016, as compared to the same periods in 2016 and 2015, respectively,  and was primarily due to the higher yield on our investments.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities and contract payments under our collaboration agreements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our preparation for potential commercial launch of fostamatinib in ITP.

As of December 31, 2017, we had approximately $115.8 million in cash, cash equivalents and short‑term investments, as compared to approximately $74.8 million as of December 31, 2016, an increase of approximately $41.0 million. The increase was primarily attributable to the completed underwritten public offerings in February and October 2017 in which we sold a total of 43,815,000 shares of our common stock pursuant to an effective registration statement and received net proceeds of approximately $108.3 million, net of underwriting discounts and commissions and offering expenses payable by us, partially offset by the payments associated with funding our operating expenses during the year ended December 31, 2017.

In February 2017, we received a payment from BerGenBio of $3.3 million pursuant to our exclusive license agreement which we signed in June 2011. In May 2017, we entered into an Amended Sales Agreement with Cantor, pursuant to which we may offer and sell, through Cantor additional shares of our common stock, up to an aggregate offering price of $40.0 million. During the year ended December 31, 2017, 2,166,093 shares of common stock were sold under the Amended Sales Agreement, with aggregate net proceeds of $5.7 million. In October 2017, we terminated the Amended Sales Agreement with Cantor.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the year ended December 31, 2017, we received approximately $4.9 million of sublease income and reimbursements. We expect to receive approximately $22.1 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the preparation for potential commercial launch of fostamatinib in ITP in the U.S., through at least the next 12 months. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs and activities related to commercial launch, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.

For the years ended December 31, 2017 and 2016, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(77,557)	$(75,889)	$(23,413)
Investing activities	(19,473)	24,881	44,613
Financing activities	117,688	25,184	7,053
Net increase (decrease) in cash and cash equivalents	$20,658	$(25,824)	$28,253

Net cash used in operating activities was approximately $77.6 million in 2017 compared to approximately $75.9 million and $23.4 million in 2016 and 2015, respectively.

Net cash used in operating activities in 2017 was primarily due to the cash payments related to our research and development programs, which include costs related to the submission of our NDA for fostamatinib in ITP, and commercial launch preparation costs, partially offset by the $4.5 million payment we received from our collaborative partners. Net cash used in operating activities in 2016 was primarily due to the cash payments related to our research and development programs and severance payments as a result of the reduction in workforce in September 2016, partially offset by the $3.7 million and $3.0 million payments we received from BerGenBio and BMS, respectively. Net cash used in operating activities in 2015 was primarily due to the cash payments related to our research and development programs, partially offset by the $41.5 million payment we received in 2015 from our collaborative partners. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash used in investing activities was approximately $19.5 million in 2017 compared to net cash provided by investing of activities of approximately $24.9 million and $44.6 million in 2016 and 2015, respectively.  Net cash used in investing activities in 2017 related to net purchases of short‑term investments and capital expenditures, partially offset by the $732,000 proceeds from disposal of assets. Net cash provided by investing activities in 2016 and 2015 related to net maturities of short‑term investments, partially offset by capital expenditures. Capital expenditures were approximately $164,000, $804,000 and $546,000 in 2017, 2016 and 2015, respectively.

Net cash provided by financing activities was approximately $117.7 million in 2017 compared to approximately $25.2 million and $7.1 million in 2016 and 2015, respectively. Net cash provided by financing activities in 2017 consisted of net proceeds of $108.3 million from issuance of common stock pursuant to the underwritten public offerings we completed in February and October 2017, $5.7 million from issuance of shares under our Amended Sales Agreement with Cantor and proceeds from exercise of stock options and participation in the Purchase Plan.  Net cash provided by financing activities in 2016 and 2015 consisted of net proceeds from issuance of shares under the Controlled Equity Offering Sales Agreement of $23.6 million and $5.3 million, respectively, as well as proceeds from exercise of outstanding options and issuance of shares under the Purchase Plan of $1.6 million and $1.8 million, respectively.

Off‑Balance Sheet Arrangements

As of December 31, 2017, we had no off‑balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S‑K under the Exchange Act).

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

We have agreements with certain CROs to conduct our clinical trials and with third parties relative to our potential commercial launch of fostamatinib. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our potential commercial launch of fostamatinib in ITP. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of December 31, 2017, we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$50,052	$9,593	$19,015	$20,567	$877

(1)

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $22.1 million which we expect to receive over the term of the sublease through 2023.

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

In the first quarter of 2017, we entered into a consulting agreement with a third party, pursuant to which we may be required to pay amounts ranging from $1.5 million to $4.0 million if certain future milestone events occur.  As of December 31, 2017, we concluded that one of the future milestone events is probable of achievement and recognized $1.5 million in contingent fee which we recorded as part of General and administrative expenses in the Statements of Operations. We do not consider the other future milestone events as probable of occurring as of December 31, 2017.

Recent Developments

Changes in Executive Team and Board of Directors

In August 2017 and November 2017, Brian L. Kotzin, M.D. and Gregg Lapointe, respectively, were appointed to the Company’s board of directors.

Effective December 31, 2017, Ryan D. Maynard resigned from his position as executive vice president and chief financial officer. Nelson D. Cabatuan, vice president, finance will serve as the Company's interim principal accounting officer.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then‑prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short‑term investments in a variety of securities, including money market funds and government and non‑government debt securities and the maturities of each of these instruments is less than one year. In 2017, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short‑term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

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

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Rigel Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Redwood City, California
March 6, 2018

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$38,290	$17,632
Short-term investments	77,461	57,134
Prepaid and other current assets	1,682	1,448
Total current assets	117,433	76,214
Property and equipment, net	875	1,156
Other assets	803	764
	$119,111	$78,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,636	$5,563
Accrued compensation	7,059	4,085
Accrued research and development	5,028	5,881
Other accrued liabilities	3,330	1,033
Deferred liability – sublease, current portion	284	3,222
Deferred rent, current portion	—	2,804
Total current liabilities	18,337	22,588

Long-term portion of deferred liability – sublease	—	238
Long-term portion of deferred rent	90	279
Other long-term liabilities	38	2

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 146,814,906 and 99,269,418 shares issued and outstanding as of December 31, 2017 and 2016, respectively	147	100
Additional paid-in capital	1,239,435	1,115,807
Accumulated other comprehensive loss	(82)	(18)
Accumulated deficit	(1,138,854)	(1,060,862)
Total stockholders’ equity	100,646	55,027
	$119,111	$78,134

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Contract revenues from collaborations	$4,484	$20,383	$28,895
Costs and expenses:
Research and development	46,269	63,446	62,825
General and administrative	37,831	20,908	17,813
Restructuring charges	—	5,770	—
Total costs and expenses	84,100	90,124	80,638

Loss from operations	(79,616)	(69,741)	(51,743)
Interest income	892	437	222
Gain on disposal of assets	732	88	57
Net loss	$(77,992)	$(69,216)	$(51,464)

Net loss per share, basic and diluted	$(0.62)	$(0.73)	$(0.58)

Weighted average shares used in computing net loss per share, basic and diluted	126,324	94,387	88,434

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(77,992)	$(69,216)	$(51,464)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	(64)	26	(37)

Comprehensive loss	$(78,056)	$(69,190)	$(51,501)

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2015	88,041,445	88	1,068,347	(7)	(940,182)	128,246
Net loss	—	—	—	—	(51,464)	(51,464)
Net change in unrealized loss on short-term investments	—	—	—	(37)	—	(37)
Issuance of common stock upon exercise of options and participation in Purchase Plan	790,832	1	1,760	—	—	1,761
Issuance of common stock, net of offering costs	1,722,312	2	5,470	—	—	5,472
Stock compensation expense	—	—	7,403	—	—	7,403
Balance at December 31, 2015	90,554,589	91	1,082,980	(44)	(991,646)	91,381
Net loss	—	—	—	—	(69,216)	(69,216)
Net change in unrealized loss on short-term investments	—	—	—	26	—	26
Issuance of common stock upon exercise of options and participation in Purchase Plan	819,266	1	1,597	—	—	1,598
Issuance of common stock, net of offering costs	7,895,563	8	23,398	—	—	23,406
Stock compensation expense	—	—	7,832	—	—	7,832
Balance at December 31, 2016	99,269,418	100	1,115,807	(18)	(1,060,862)	55,027
Net loss	—	—	—	—	(77,992)	(77,992)
Net change in unrealized loss on short-term investments	—	—	—	(64)	—	(64)
Issuance of common stock upon exercise of options and participation in Purchase Plan	1,564,395	1	3,507	—	—	3,508
Issuance of common stock, net of offering costs	45,981,093	46	114,134	—	—	114,180
Stock compensation expense	—	—	5,987	—	—	5,987
Balance at December 31, 2017	146,814,906	$147	$1,239,435	$(82)	$(1,138,854)	$100,646

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(77,992)	$(69,216)	$(51,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,987	7,333	7,403
Gain on disposal of assets	(732)	(88)	(57)
Loss on sublease	495	—	—
Depreciation and amortization	465	941	1,439
Non-cash restructuring charges	—	818	—
Net amortization of premium on short-term investment	(350)	115	—
Changes in assets and liabilities:
Accounts receivable	—	203	5,547
Prepaid and other current assets	(197)	1,097	(917)
Other assets	130	167	159
Accounts payable	(2,947)	2,800	1,150
Accrued compensation	2,974	(2,166)	3,419
Accrued research and development	(853)	928	960
Other accrued liabilities	2,236	(100)	599
Deferred revenue	—	(13,427)	13,427
Deferred rent and other long term liabilities	(6,773)	(5,294)	(5,078)
Net cash used in operating activities	(77,557)	(75,889)	(23,413)
Investing activities
Purchases of short-term investments	(116,861)	(103,053)	(151,763)
Maturities of short-term investments	96,820	128,650	196,862
Proceeds from disposal of assets	732	88	60
Capital expenditures	(164)	(804)	(546)
Net cash provided by (used in) investing activities	(19,473)	24,881	44,613
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	3,508	1,598	1,761
Proceeds from sale and issuance of common stock, net of offering costs	114,180	23,586	5,292
Net cash provided by financing activities	117,688	25,184	7,053
Net increase (decrease) in cash and cash equivalents	20,658	(25,824)	28,253
Cash and cash equivalents at beginning of period	17,632	43,456	15,203
Cash and cash equivalents at end of period	$38,290	$17,632	$43,456

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

All cash equivalents and short‑term investments are classified as available‑for‑sale securities. Available‑for‑sale securities are carried at fair value at December 31, 2017 and 2016. Unrealized gains (losses) are reported in the statements of stockholders’ equity and comprehensive loss. Fair value is estimated based on available market information or valuation methodologies. The cost of securities sold is based on the specific identification method. See Note 5 for a summary of available-for-sale securities at December 31, 2017 and 2016.

Fair value of financial instruments

The carrying values of cash, prepaid and other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments. Cash equivalents and short-term investments are carried at fair value at December 31, 2017 and 2016.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments primarily consist of money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Due to the short-term nature of these investments, we believe we do not have a material exposure to credit risk arising from our investments. All cash and cash equivalents and short-term investments are maintained with financial institutions that management believes are creditworthy.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Contingencies

In the first quarter of 2017, we entered into a consulting agreement with a third party, pursuant to which we may be required to pay amounts ranging from $1.5 million to $4.0 million if certain future milestone events occur.  As of December  31, 2017, we concluded that one of the future milestone events is probable of achievement and recognized $1.5 million in contingent fee which we recorded as part of General and administrative expenses in the Statements of Operations..  We do not consider the other future milestone events as probable of occurring as of December 31, 2017.

Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord through 2023. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space through 2023. We record rent expense on a straight‑line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. For our sublease arrangement which we classified as an operating lease, our loss on the sublease is comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. The present value factor, which also affects the level of accreted interest expense that we will recognize as additional charges over the term of the lease, was based on our estimate of our credit‑risk adjusted borrowing rate at the time the initial sublease liability was calculated. Our estimate of our credit‑risk adjusted borrowing rate was based on our comparison of the rates used by other companies of our size, our financial condition at the time we entered into such sublease agreement, as well as other factors that would affect our credit worthiness.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
EPS Numerator:
Net loss	$(77,992)	$(69,216)	$(51,464)
EPS Denominator—Basic and Diluted:
Weighted-average common shares outstanding	126,324	94,387	88,434
Net loss per common share:
Basic and diluted	$(0.62)	$(0.73)	$(0.58)

During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share for all periods presented, as their effect would have been antidilutive. These securities consist of the following (in thousands except per share data):

	December 31,
	2017	2016	2015
Outstanding stock options	20,408	20,257	19,106
Warrant to purchase common stock	—	32	200
Weighted average exercise price of options	$5.45	$6.25	$7.08
Weighted average exercise price of warrant	$—	$6.61	$6.61

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. The core principle of ASU No. 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB deferred by one year the effective date of ASU No. 2014-09 with the new effective date beginning after December 15, 2017, and the interim periods within that year and allowed for early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We adopted this new standard on January 1, 2018 using the modified retrospective approach.

To date, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process of the new standard. ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments. Under our current accounting policy, we recognize contingent payments as revenue in the period that the payment-triggering event occurred or is achieved. However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We assessed the impact of the new standard on our active license and collaboration agreements and have identified the revenue streams.  The adoption of this standard will not have a material impact on our financial statements as we do not have any unrecognized transaction price, other than future potential contingent payments, that are not currently considered probable of occurring, or any remaining performance obligations under our collaboration agreements as of the initial adoption date. In connection with our adoption of ASU No. 2014-09, we do not expect to have an adjustment on the opening balance of Accumulated Deficit balance as of January 1, 2018.

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

In March 2016, the FASB issued ASU No. 2016-09—Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted ASU No. 2016-09 on January 1, 2017. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, companies will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. Upon adoption, we recognized additional excess tax benefit of $4.1 million (federal) and $1.4 million (state) as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance, which did not result in a net impact to accumulated deficit. Additionally, as provided for under this new guidance, we elected to account for forfeitures as they occur. The adoption of this aspect of the guidance did not have a material impact on our financial statements.

2. SPONSORED RESEARCH AND LICENSE AGREEMENTS

We conduct research and development programs independently and in connection with our corporate collaborators. Currently, we are a party to collaboration agreements, but do not have ongoing participation, with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $532.4 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $145.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We are also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we are also eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS shall also reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables were a single unit of accounting as the license did not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement and was fully amortized in September 2016, the end of the research term. We believed that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. During the years ended December 31, 2016 and 2015, we recognized revenue of $13.4 million and $16.6 million, respectively, relating to the upfront payment, and $290,000 and $822,000, respectively, relating to the research activities we performed. At the end of the initial research term, we were not notified by BMS of its intention to extend the initial research term under which we would perform research activities.  As of September 30, 2016, all deliverables under the agreement had been delivered. In November 2016, we were notified by BMS that it has designated one compound as an early drug candidate and received $3.0 million in December 2016, triggered by this development event.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. SIGNIFICANT CONCENTRATIONS

For the year ended December 31, 2017, BerGenBio and another unrelated third party accounted for 74% and 26% of our revenues, respectively. For the year ended December 31, 2016, BMS and BerGenBio accounted for 82% and 18% of our revenues, respectively. For the year ended December 31, 2015, BMS, Aclaris and another third party accounted for 60%,  28% and 12% of our revenues, respectively. As of December 31, 2017 and 2016, we had no accounts receivable.

4. STOCK‑BASED COMPENSATION

Total stock‑based compensation expense related to all of our stock‑based awards was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
General and administrative	$4,490	$4,230	$3,303
Research and development	1,497	3,103	4,100
Restructuring charges	—	499	—
Total stock-based compensation expense	$5,987	$7,832	$7,403

In 2017 and 2016, we entered into severance agreements. As part of the severance arrangements we offered, we extended the date through which certain employee(s) had the right to exercise their vested options. In addition, we also accelerated the vesting period of certain unvested stock options. As a result of these modifications, we recorded an incremental stock-based compensation expense of approximately $1.4 million and $1.1 million during the years ended December 31, 2017and 2016, respectively.  The incremental compensation expenses were computed based on the fair values of the modified awards on the respective modification dates.  These amounts are included as part of “General and administrative expense” in the accompanying 2017 Statement of Operations and “General and administrative expense” and “Restructuring charges” in the accompanying 2016 Statement of Operations.

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

Options granted under our 2011 Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2017, a total of 16,174,599 shares of common stock were authorized for issuance under the 2011 Plan. Options under the 2000 Plan may be granted with different vesting terms from time to time, ranging from zero to five years. As of December 31, 2017, a total of 12,142,055 shares of common stock were authorized for issuance under the 2000 Plan. Options under the Directors’ Plan may be granted for a maximum term of 10 years. As of December 31, 2017, a total of 1,988,182 shares of common stock were authorized for issuance under the Directors’ Plan. Options granted under our Inducement Grant expire no later than ten years from the date of grant and may be granted with different vesting terms from time to time. As of December 31, 2017, a total of 1,800,000 shares of common stock were authorized for issuance under the Inducement Plan.

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

The following table summarizes the weighted‑average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
	2017	2016	2015
Risk-free interest rate	2.2%	1.8%	1.8%
Expected term (in years)	6.6	6.2	6.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	63.5%	61.1%	65.0%

The exercise price of stock options is determined to be the market price of our common stock on the date immediately preceding the date of grant. These stock options become exercisable at varying dates and generally expire ten years from the date of grant. At December 31, 2017, options to purchase 11,696,696 shares of common stock were available for grant and 32,104,836 reserved shares of common stock were available for future issuance under our stock option plans.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Stock‑Based Compensation Award Activity

Option activity under our equity incentive plans was as follows:

				Weighted-
				Average
				Remaining
	Shares Available	Number of Shares	Weighted-Average	Contractual Term	Aggregate
	For Grant	Underlying Options	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2017	6,548,696	20,257,233	$6.24
Authorized for grant	6,460,000	—
Granted	(4,048,675)	4,048,675	$2.42
Exercised	—	(1,161,093)	$2.30
Cancelled	2,736,675	(2,736,675)	$8.18
Outstanding at December 31, 2017	11,696,696	20,408,140	$5.45	5.23	$13,736,285
Vested and expected to vest at December 31, 2017		20,408,140	$5.45
Exercisable at December 31, 2017		15,742,515	$6.25	4.16	$8,298,096

We granted options to purchase 4,048,675, 5,251,185 and 3,875,170 shares of common stock during the years ended December 31, 2017, 2016 and 2015, respectively.  The weighted‑average grant date fair value of options granted during 2017, 2016 and 2015 was $1.48,  $1.72 and $1.40, respectively. In 2016, we had 700,000 options related to performance-based stock option awards with a grant date fair value of $1.1 million which will vest upon the achievement of a corporate performance-based milestone. We considered the achievement of the corresponding corporate-based milestone as probable as of December 31, 2016.  Accordingly, we recognized the $1.1 million as stock-based compensation expense during 2016.  As of December 31, 2017, we have 1,460,000 shares related to outstanding performance-based stock option awards with a grant date fair value of $2.2 million and will vest upon achievement of certain corporate performance-based milestones. Of this amount, 1,160,000 shares related to performance-based stock option awards wherein the achievement of the corresponding corporate-based milestones was probable as of December 31, 2017.  Accordingly, we recognized $1.1 million as stock-based compensation expense during 2017.  As of December 31, 2017, there were approximately $993,000 unrecognized compensation cost related to these outstanding performance stock options.

The aggregate intrinsic value of the stock options in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in‑the‑money at December 31, 2017. At December 31, 2017 and 2016, we had 4,665,624 and 3,668,891, respectively, of nonvested stock options, with approximately $5.4 million and $31,000 intrinsic value at December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, aggregate intrinsic value of options exercised under our stock option plans was approximately $1.2 million and $253,000, respectively, determined as of the date of the stock option exercise.

As of December 31, 2017, there was approximately $6.2 million of total unrecognized compensation cost related to nonvested stock‑based compensation arrangements granted under our stock option plans and approximately $91,000 of total unamortized compensation cost related to our Purchase Plan. The unamortized compensation cost related to our stock option plans and our Purchase Plan is expected to be recognized over a weighted‑ average period of approximately 2.3 years and 0.5 years, respectively. For the years ended December 31, 2017 and 2016, there were 2,844,690 and 4,215,058 shares vested, respectively, with weighted‑average exercise price of $2.86 and $2.70, respectively.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Details of our stock options by exercise price are as follows as of December 31, 2017:

	Options Outstanding			Options Exercisable
	Number of	Weighted-Average
	Outstanding	Remaining	Weighted-Average	Number of	Weighted-Average
Exercise Price	Options	Contractual Life (in years)	Exercise Price	Options	Exercise Price
$1.68 - $2.14	4,351,726	7.25	$2.12	2,389,173	$2.14
$2.27 - $2.74	3,682,677	7.83	2.60	2,439,679	2.68
$2.89 - $3.67	3,449,971	5.57	3.49	2,859,448	3.46
$3.79 - $6.51	3,831,410	4.63	5.62	2,961,860	6.13
$6.55 - $9.62	4,068,512	2.29	7.90	4,068,512	7.90
$9.80 - $26.45	1,023,844	0.13	26.02	1,023,844	26.02
$1.68 - $26.45	20,408,140	5.23	5.45	15,742,516	6.25

Employee Stock Purchase Plan

Our Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 403,302,  482,746 and 576,537 shares of common stock during 2017, 2016 and 2015, respectively, pursuant to the Purchase Plan at an average price of $1.87,  $1.89 and $2.03, respectively. For 2017, 2016 and 2015, the weighted average fair value of awards granted under our Purchase Plan was $0.99,  $0.98 and $1.05, respectively. As of December 31, 2017, we had 2,115,568 reserved shares of common stock available for future issuance under the Purchase Plan.

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black‑Scholes option pricing model, which uses weighted‑ average assumptions. Our Purchase Plan provides for a 24- month offering period comprised of four six‑month purchase periods with a look‑back option. A look‑back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2015 because the fair market value of our stock on December 31, 2014 was lower than the fair market value of our stock on July 1, 2014, the first day of another offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and recognized the related stock‑based compensation expense according to FASB ASC Subtopic No. 718‑50, Employee Share Purchase Plans. The total incremental fair value associated with this Purchase Plan “reset” was approximately $792,000 which was recognized as expense during the period from January 2, 2015 to December 31, 2016.  We had another “reset” on July 1, 2016 because the fair market value of our stock on June 30, 2016 was lower than the fair market value of our stock on January 5, 2015, the first day of the offering period. We applied modification accounting in accordance with the relevant accounting guidance.  The total incremental fair value associated with this Purchase Plan “reset” was approximately $1.0 million and will be recognized as expense from the period from July 1, 2016 to June 30, 2018.

The following table summarizes the weighted‑average assumptions related to our Purchase Plan for the years ended December 31, 2017, 2016 and 2015. Expected volatilities for our Purchase Plan are based on the two‑year historical volatility of our stock. Expected term represents the weighted‑ average of the purchase periods within the

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

offering period. The risk‑free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Year Ended
	December 31,
	2017	2016	2015
Risk-free interest rate	0.5%	0.5%	0.6%
Expected term (in years)	1.5	1.5	1.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	63.1%	62.9%	61.2%

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2017	2016
Cash	$582	$240
Money market funds	2,795	9,496
U.S. treasury bills	6,726	4,300
Government-sponsored enterprise securities	7,826	16,459
Corporate bonds and commercial paper	97,822	44,271
	$115,751	$74,766
Reported as:
Cash and cash equivalents	$38,290	$17,632
Short-term investments	77,461	57,134
	$115,751	$74,766

Cash equivalents and short-term investments included the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$6,733	$—	$(7)	$6,726
Government-sponsored enterprise securities	7,835	—	(9)	7,826
Corporate bonds and commercial paper	97,888	1	(67)	97,822
Total	$112,456	$1	$(83)	$112,374

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$4,300	$—	$—	$4,300
Government-sponsored enterprise securities	16,457	3	(1)	16,459
Corporate bonds and commercial paper	44,291	2	(22)	44,271
Total	$65,048	$5	$(23)	$65,030

As of December 31, 2017, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted‑average time to maturity of approximately 110 days. We view our short-term investments portfolio as available for use in current operations.  We have the ability to hold all investments as of

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2017 through their respective maturity dates. At December 31, 2017, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of December 31, 2017, a total of 38 individual securities had been in an unrealized loss position for 12 months or less and the losses were deemed to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at December 31, 2017.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2017	Fair Value	Unrealized Losses
U. S. treasury bills	$6,726	$(7)
Government-sponsored enterprise securities	7,826	(9)
Corporate bonds and commercial paper	46,191	(67)
Total	$60,743	$(83)

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

The fair valued assets we hold that are generally assessed under Level 2 included government‑sponsored enterprise securities, U.S. treasury bills and corporate bonds and commercial paper. We utilize third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. We use quotes from external pricing service providers and other on‑line quotation systems to verify the fair value of investments provided by our third-party pricing service providers. We review independent auditor’s reports from our third-party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that our internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$2,795	$—	$—	$2,795
U.S. treasury bills	—	6,726	—	6,726
Government-sponsored enterprise securities	—	7,826	—	7,826
Corporate bonds and commercial paper	—	97,822	—	97,822
Total	$2,795	$112,374	$—	$115,169

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$9,496	$—	$—	$9,496
U.S. treasury bills	—	4,300	—	4,300
Government-sponsored enterprise securities	—	16,459	—	16,459
Corporate bonds and commercial paper	—	44,271	—	44,271
Total	$9,496	$65,030	$—	$74,526

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$11,122	$17,986
Computer and software	1,320	1,280
Furniture and equipment	711	682
Total property and equipment	$13,153	$19,948
Less accumulated depreciation and amortization	(12,278)	(18,792)
Property and equipment, net	$875	$1,156

During 2017 and 2016, we disposed of approximately $7.0 million and $618,000, respectively, of fully depreciated assets.

Total depreciation and amortization expense was $465,000, $941,000 and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2016, we recognized an impairment loss on certain property and equipment of $319,000 (see Note 11) and recorded this as part of Restructuring Charges in the Statements of Operations.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. LEASE AGREEMENTS

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $22.1 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

We record rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. Further, in conjunction with our facilities lease, we have previously issued to our landlord warrants to purchase our common stock.  We have previously capitalized the fair value of these warrants at issuance as part of our other long-term assets and they are being amortized up to January 31, 2018.  The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows. The changes in the liability related to the sublease agreement during the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

Balance at January 1, 2015	$9,269
Accretion of deferred liability	559
Amortization of deferred liability	(3,363)
Balance at December 31, 2015	6,465
Accretion of deferred liability	357
Amortization of deferred liability	(3,362)
Balance at December 31, 2016	3,460
Increase in deferred liability	495
Accretion of deferred liability	157
Amortization of deferred liability	(3,828)
Balance at December 31, 2017	$284

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

At December 31, 2017, future minimum lease payments and obligations under our noncancelable operating lease, net of expected sublease receipts, were as follows (in thousands):

	Operating	Sublease
For years ending December 31,	Lease	Receipts	Net
2018	$9,593	$(3,942)	$5,651
2019	9,321	(4,192)	5,129
2020	9,694	(4,360)	5,334
2021	10,082	(4,534)	5,548
2022 and thereafter	11,362	(5,110)	6,252
Total minimum payments required	$50,052	$(22,138)	$27,914

Rent expense under our operating lease amounted to approximately $6.9 million, $8.3 million and $8.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The rent expense during the years ended December 31, 2017, 2016 and 2015 were net of sublease income, subtenant’s share of certain facilities operating expense and amortization of deferred liability in the aggregate total of $8.0 million, $6.5 million and $6.3 million, respectively.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2017 and 2016, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

Controlled Equity Offering

In August 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (Original Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $30.0 million in shares of our common stock. As of December 31, 2016, 9,617,875 shares of our common stock had been issued under the Original Sales Agreement with aggregate gross proceeds of $30.0 million. As of December 31, 2016, there are no amounts remaining for future sales under the Original Sales Agreement. In May 2017, we entered into an Amendment No. 1 (Amended Sales Agreement) to the Controlled Equity OfferingSM Sales Agreement pursuant to which we may offer and sell, through Cantor, additional shares of our common stock, up to an aggregate offering price of $40.0 million.  These shares are in addition to the shares of common stock sold under the Original Sales Agreement. During the year ended December 31, 2017, 2,166,093 shares of common stock were sold under the Amended Sales Agreement, with an aggregate net proceeds of $5.7 million. In October 2017, we terminated the Amended Sales Agreement with Cantor.

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

Underwritten Public Offerings

In February 2017, we completed an underwritten public offering in which we sold 23,000,000 shares of our

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

common stock pursuant to an effective registration statement at a price to the public of $2.00 per share. We received proceeds of approximately $43.0 million, net of underwriting discounts and commissions and offering expenses payable by us. In October 2017, we completed another underwritten public offering in which we sold 20,815,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.35 per share. We received proceeds of approximately $65.3 million, net of underwriting discounts and commissions and offering expenses payable by us.

10. INCOME TAXES

For the years ended December 31, 2017, 2016 and 2015, our loss before income taxes was from domestic operations. For the years ended December 31, 2017, 2016 and 2015, we did not record a provision for income taxes due to our net loss.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$212,153	$297,445
Orphan drug and research and development credits	51,744	44,348
Deferred compensation	12,261	21,618
Capitalized research and development expenses	4,690	1,877
Other, net	815	3,069
Total deferred tax assets	281,663	368,357
Valuation allowance	(281,663)	(368,357)
Net deferred tax assets	$—	$—

The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Federal statutory rate reduction	160.2%	—	—
Valuation allowance	(126.5)%	35.0%	31.3%
Stock compensation	5.7%	5.0%	8.3%
Orphan drug and research and development credits	(3.6)%	(7.3)%	(5.6)%
Other, net	(1.8)%	1.3%	—%
Effective tax rate	0.0%	0.0%	0.0%

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In December 2017, the Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have determined that $117.3 million of the deferred tax expense offset by a full valuation allowance) recorded in connection with the remeasurement of certain deferred tax assets and liabilities was

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

a provisional amount and a reasonable estimate at December 31, 2017. This amount is subject to revisions as we complete our analysis of the Tax Act and interpret any additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies. Our accounting for the tax effects of the Tax Act will be completed during the measurement period. We do not expect any impact on recorded deferred tax balances as the remeasurement of net deferred tax assets will be fully offset by a change in valuation allowance.

In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre‑change net operating loss carryovers and tax credits to offset future taxable income. Our existing net operating loss carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our net operating loss carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2017. We did not experience any significant changes in ownership in 2017 and 2016. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

As of December 31, 2017, we had net operating loss carryforwards for federal income tax purposes of approximately $902.1 million, which expire beginning in the year 2019 and state net operating loss carryforwards of approximately $321.4 million, which expire beginning in the year 2028.

We have general business credits of approximately $37.1 million, which will expire beginning in 2023, if not utilized, and is comprised of research and development credits and orphan drug credits. We also have state research and development tax credits of approximately$26.9 million, which have no expiration date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $86.7 million and increased by approximately $25.9 million for the years ended December 31, 2017 and 2016, respectively.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016
Balance at the beginning of the year	$6,903	$17,278
Increase related to prior year tax positions	—	(11,332)
Increase related to current year tax positions	527	957
Balance at the end of the year	$7,430	$6,903

Included in the balance of unrecognized tax benefits at December 31, 2017 and 2016, respectively, are $5.8 million and $5.4 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. No income tax benefit would be realized due to our valuation allowance position. We do not anticipate a significant change to the unrecognized tax benefits over the next twelve months.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING CHARGES

In September 2016, we announced that we had reduced our workforce by 46 positions, mostly in the research area.  We also announced that effective September 15, 2016, Donald G. Payan, M.D, has retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research. We recorded restructuring charges during the three months ended September 30, 2016 of approximately $5.8 million within Restructuring Charges in the accompanying Statement of Operations, which included $5.0 million of severance costs paid in cash, $319,000 impairment of certain property and equipment, and $499,000 of non-cash stock-based compensation expense as a result of the modification of our former executive’s stock options (see Note 4). At December 31, 2017,  we have no accrued restructuring liability.

12. SELECTED QUARTERLY FINANCIAL DATA

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(unaudited, in thousands, except per share amounts)
Revenue	$3,584	$—	$900	$—	$5,029	$8,594	$3,760	$3,000
Net loss	$(15,314)	$(19,147)	$(17,660)	$(25,871)	$(17,464)	$(13,533)	$(22,629)	$(15,590)
Net loss per share, basic and diluted	$(0.13)	$(0.16)	$(0.14)	$(0.18)	$(0.19)	$(0.15)	$(0.24)	$(0.16)
Weighted average shares used in computing net loss per share, basic and diluted	113,598	122,500	124,628	144,252	90,555	92,495	95,454	98,981

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rigel Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying balance sheets of the Company as of December 31, 2017 and 2016, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, and our report dated March 6, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Redwood City, California
March 6, 2018

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions “Election of Directors” and “Management—Executive Officers” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

In 2003, we adopted a code of ethics, the Rigel Pharmaceuticals, Inc. Code of Conduct, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is on our website at http://ir.rigel.com/phoenix.zhtml?c=120936&p=irol-govhighlights.  If we make any amendments to the code or grant any waiver from a provision of the code applicable to any executive officer or director, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8‑K by disclosing the nature of the amendment or waiver on our website at the address and the location specified above.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

Information regarding our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

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

10.19+*

Offer Letter from Rigel Pharmaceuticals, Inc. to Eldon C. Mayer III, dated September 12, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (No. 000 29889) filed on November 1, 2016 and incorporated herein by reference).

10.20+*

Offer Letter from Rigel Pharmaceuticals, Inc. to Joseph Lasaga, dated September 26, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (No. 000 29889) filed on November 1, 2016 and incorporated herein by reference).

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

10.24+

2000 Non‑Employee Directors’ Stock Option Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017 (No. 000‑29889) filed on August 21, 2017 and incorporated herein by reference).

10.25+

Amended and Restated Employment Agreement between Rigel and Donald G. Payan, effective January 1, 2011 (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.26+

Separation Agreement by and between Rigel Pharmaceuticals, Inc. and Donald G. Payan, M.D., dated September 15, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (No. 000-29889) filed on November 1, 2016 and incorporated herein by reference).

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

10.30+

2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (No. 000-29889) filed on August 21, 2017 and incorporated herein by reference).

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

10.33+	2012 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on February 8, 2012, and incorporated herein by reference).

10.34+	2013 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on February 14, 2013, and incorporated herein by reference).

10.35+	2014 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on May 20, 2014, and incorporated herein by reference).

10.36+	2015 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on January 30, 2015, and incorporated herein by reference).

10.37+	2016 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on January 26, 2016, and incorporated herein by reference).
10.38+	2017 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000 29889) filed on February 8, 2017, and incorporated herein by reference).

10.39+#	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended.

10.40+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Rigel Inducement Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on October 11, 2016, and incorporated herein by reference).

10.41#	Amendment No. Five to Build‑to‑Suit Lease between Rigel Pharmaceuticals, Inc. and HCP BTC, LLC, dated July 24, 2017.

10.42+#	Transition and Separation Agreement between Rigel Pharmaceuticals, Inc. and Ryan Maynard dated December 14, 2017.

23.1#	Consent of Independent Registered Public Accounting Firm.

24.1#	Power of Attorney (included on signature page).

31.1#	Certification required by Rule 13a‑14(a) or Rule 15d‑14(a).

31.2#	Certification required by Rule 13a‑14(a) or Rule 15d‑14(a).

32.1•	Certification required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 6, 2018.

Rigel Pharmaceuticals, Inc.

By:	/s/ Raul R. Rodriguez
Raul R. Rodriguez Chief Executive Officer

By:	/s/ Nelson D. Cabatuan
Nelson D. Cabatuan Interim Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raul R. Rodriguez and Nelson D. Cabatuan, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys‑in‑fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Raul R. Rodriguez	Chief Executive Officer and Director	March 6, 2018
Raul R. Rodriguez	(Principal Executive Officer)

/s/ Nelson D. Cabatuan	Interim Principal Accounting Officer	March 6, 2018
Nelson D. Cabatuan	(Principal Finance and Accounting Officer)

/s/ Gary A. Lyons	Chairman of the Board	March 6, 2018
Gary A. Lyons

/s/ Bradford S. Goodwin	Director	March 6, 2018
Bradford S. Goodwin

/s/ Keith A. Katkin	Director	March 6, 2018
Keith A. Katkin

/s/ Walter H. Moos	Director	March 6, 2018
Walter H. Moos

/s/ Peter S. Ringrose	Director	March 6, 2018
Peter S. Ringrose

/s/ Brian L. Kotzin	Director	March 6, 2018
Brian L. Kotzin

/s/ Gregg Lapointe	Director	March 6, 2018
Gregg Lapointe