Form 10-K/A
period 2017-12-31
RIGEL PHARMACEUTICALS INC
filed 2018-03-29
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 26, 2018, there were 147,369,132 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Commission File Number 001-29889), or the 2017 Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 6, 2018. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2018 annual meeting of stockholders. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2017 Annual Report on Form 10-K. The reference on the cover of the 2017 Annual Report on Form 10-K to the incorporation by reference to portions of our definitive proxy into Part III of the 2017 Annual Report on Form 10-K is hereby deleted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2017 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 6, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2017 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

Unless expressly indicated or the context requires otherwise, the terms “Company,” “Rigel,” “we,” “us” and “our” in this document refer to Rigel Pharmaceuticals, Inc.

RIGEL PHARMACEUTICALS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

(Amendment No. 1)

FORWARD-LOOKING STATEMENTS

This report contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend” or the negative of these terms or similar expressions to identify these forward- looking statements. These statements appear throughout this report and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of commencement and results thereof; our corporate collaborations, and revenues that may be received from collaborations and the timing of those potential payments; our drug discovery technologies; our research and development expenses; protection of our intellectual property; and sufficiency of our cash resources and need for additional capital. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Part I, Item 1A of our 2017 Annual Report on Form 10-K. A forward- looking statement speaks only as of the date on which it is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our board of directors (the “Board”) is divided into three classes. Each class has a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is elected and qualified.

The Board presently has eight members, and currently there are no vacancies. There are three directors in the class whose term of office expires in 2018. At each annual general meeting of shareholders, successors to the directors whose terms expire at that annual general meeting are put forward for election for a three-year term.

The following is a brief biography of each member of our board of directors, including their respective ages as of January 31, 2018, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 2019 ANNUAL MEETING OF STOCKHOLDERS

Gregg A. Lapointe, CPA, MBA, age 59, joined us as director in November 2017. Mr. Lapointe is currently the chief executive officer and co-founder of Cerium Pharmaceuticals, Inc., a biopharmaceutical company focused on developing and commercializing medicines for patients with rare diseases. Mr. Lapointe offers Rigel’s board nearly three decades of commercial and financial experience bringing products to market in the areas of medical devices and rare diseases. He previously served in varying roles for Sigma-Tau Pharmaceuticals, Inc., a private biopharmaceutical company, starting in 2001, including Chief Financial Officer from 2001 to 2002, Chief Operating Officer from 2003 to 2007, and Chief Executive Officer from 2008 to 2012. Mr. Lapointe led the effort to transform Sigma-Tau Pharmaceuticals from a small specialty dialysis company into a global leader in the development and commercialization of medicines for Rare Diseases. Mr. Lapointe also serves on the Board of Directors of Soligenix, Inc. and Cytori Therapeutics, Inc. He previously sat on the board of SciClone Pharmaceuticals, Inc., ImmunoCellular Therapeutics, Inc., Raptor Pharmaceuticals, Inc., Questcor Pharmaceuticals, Inc. and Cambrooke Therapeutics, Inc., among others. From 2009 to 2012, Mr. Lapointe was a member of the Board of Directors, and Chair of the Rare Disease Committee, of the Pharmaceutical Research and Manufacturers of America (PhRMA) in Washington, DC. He holds a Bachelor of Commerce degree from Concordia University (Montreal), a Graduate Diploma in Public Accountancy from McGill University (Montreal), an MBA from Duke University, and is a CPA (Illinois).

The Board concluded that Mr. Lapointe should serve as a member of the Board in part due to his significant experience in the areas of global strategic planning and implementation, business development, corporate finance, and acquisitions, and his experience as an executive officer and board member in the pharmaceutical and medical products industries.

Brian L. Kotzin, M.D., age 69, joined us as a director in August 2017. A board-certified rheumatologist and internist, Dr. Kotzin is currently Principal Fellow, Clinical Development at Nektar Therapeutics. From 2004 to 2015, he was Vice President, Global and Clinical Development and Head, Inflammation Therapeutic Area at Amgen, directing the global development efforts for product candidates in the inflammation area. Before joining Amgen, Dr. Kotzin was the head of Clinical Immunology in the Department of Medicine and director of the Autoimmunity Center of Excellence at the University of Colorado Health Sciences Center in Denver. Dr. Kotzin has won numerous honors, including elected “Master” of the American College of Rheumatology, the Kirkland Scholar Award for Lupus Research, the Henry Claman Chair in Clinical Immunology, the Gretchen Kramer Award for Outstanding Contributions to Medicine, and Chairmanship of the National Institutes of Health Autoimmunity Centers of Excellence. He earned his medical degree from Stanford and undergraduate degree in mathematics from the University of Southern California.

The Board concluded that Dr. Kotzin should serve as a member of the Board in part due to his extensive experience with developing therapeutics, particularly in the area of immunology, which is the core of our treatment focus for fostamatinib and our pipeline.

Gary A. Lyons, age 66, joined us as a director in October 2005 and was appointed Chairman of the Board in November 2014. Mr. Lyons is also a member of the board of directors of Neurocrine Biosciences, Inc., a biopharmaceutical company. Mr. Lyons served as Neurocrine’s Chief Executive Officer and member of its board of directors from 1993 until 2008. Mr. Lyons also serves on the board of directors of Novus Therapeutics, Inc., Vical, Inc. and Cytori Therapeutics, Inc., and is chairman of the board at Retrophin, Inc., each a biopharmaceutical company. He served on the board of directors of PDL BioPharma, Inc., a biopharmaceutical company, from July 2008 until he resigned in December 2008 to join the board of directors of Facet Biotech Corporation following Facet’s spin-off from PDL, and served on the board of directors there until Facet’s acquisition by Abbott Laboratories in April 2010. Mr. Lyons also served on the board of directors of NeurogesX, Inc. and KaloBios Pharmaceuticals, Inc., each a biopharmaceutical company. From 1983 to 1993, he held a number of management positions at Genentech, including Vice President of Business Development and Vice President of Sales, and also served as a member of Genentech’s Executive Committee. Mr. Lyons was responsible for international licensing, acquisitions and partnering for Genentech’s Corporate Venture Program and had operating responsibility for two subsidiaries, Genentech Canada, Inc. and Genentech Limited (Japan). He holds a B.S. in Marine Biology from the University of New Hampshire and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management.

The Board concluded that Mr. Lyons should continue to serve as a member of the Board in part due to his extensive experience negotiating and developing collaborative relationships, his sales expertise and his track record of assessing the market for pharmaceutical candidates, all of which are key to the success of our business.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 2019 ANNUAL MEETING OF STOCKHOLDERS

Peter S. Ringrose, Ph.D., age 72, joined us as a director in February 2005. Dr. Ringrose’s experience in the pharmaceutical industry spans more than 40 years and includes key leadership positions as Senior Vice President for Worldwide Drug Discovery and Medicinal R & D Europe at Pfizer Inc., a pharmaceutical company, and Division Director of Chemotherapy, Infectious Diseases and Molecular Sciences at the Sandoz Research Institute in Vienna, Austria. In 2002, Dr. Ringrose retired from Bristol-Myers Squibb, a pharmaceutical company, where he served as Chief Scientific Officer from January 2000 to December 2002, as well as President of the Pharmaceutical Research Institute from January 1997 to December 2002. Dr. Ringrose served as chair of the Biotechnology and Biological Sciences Research Council (UK) from 2003 until 2009, and was a member of the UK Government’s Technology Strategy Board. He is a Council member of the Foundation for Science and Technology in the United Kingdom and also chairs the Corporate Partnership Board at Pembroke College, Cambridge where he is a lifetime Honorary Pitt Fellow. Dr. Ringrose served on the board of directors of Theravance, Inc. from April 2010 until June 2014, when Theravance Biopharma, Inc. was spun off from Theravance, Inc., and has served on the board of directors of Theravance Biopharma, Inc. since October 2013. Dr. Ringrose was a director of Astex Therapeutics, Inc., a biopharmaceutical company, until September 2011 when it was acquired, was a director of Biotica Technology, Ltd. until December 2013, and served on the Scientific Advisory Boards of Schering-Plough Research Institute, Cempra Pharmaceuticals, Inc. and Accenture Inc. Dr. Ringrose also served on the board of governors for the New York Academy of Sciences from 1999 to 2005. He has served on the boards of Cambridge Antibody Technology Ltd., ImClone Systems, Inc. and Pfizer, Ltd. and on the Scientific Advisory Board at Merlin Biosciences Ltd. Dr. Ringrose received a B.S., an M.A. and a Ph.D. from the University of Cambridge.

Dr. Ringrose was selected to serve as a member of the Board in part due to his extensive research experience at large pharmaceutical companies, enabling the Board to benefit from his insight when negotiating partnership deals with large pharmaceutical companies, which is a core element of our business model.

Bradford S. Goodwin, age 63, joined us as a director in January 2007. Mr. Goodwin is currently CEO of CharlestonPharma, LLC, a biopharmaceutical company. Mr. Goodwin’s prior public company board service includes NeurogesX from August 2009 to July 2013, Facet Biotech Corporation from December 2008 to April 2010, when Facet was acquired by Abbott Laboratories, PDL BioPharma from 2006 to 2008, CoTherix, Inc., a biopharmaceutical company, from 2004 until 2007, when it was acquired by Actelion Pharmaceuticals Ltd., and Novacea, Inc., a publicly held biopharmaceutical company focused on in licensing, developing and commercializing novel therapies for cancer, from 2002 until 2006. From 2001 to 2006, he was Chief Executive Officer of Novacea. Prior to Novacea, Mr. Goodwin was President, Chief Operating Officer and Founder of Collabra Pharma, Inc., a company focused on pharmaceutical product licensing and development. Before founding Collabra, he held various senior executive positions with Genentech, including Vice President of Finance. After becoming a CPA while working as an auditor at PricewaterhouseCoopers, he served on expert advisory committees of the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the International Accounting Standards Board. Mr. Goodwin is also a co-founder and director of finance for The Rare Barrel, a craft brewery specializing in barrel aged sour beer, which commenced brewing operations in February 2013. He holds a B.S. in Business Administration from the University of California, Berkeley.

Mr. Goodwin was selected to serve as a member of the Board in part due to his financial expertise and extensive public accounting and corporate governance experience, as well as his experience sitting on the audit committees of other public companies.

Keith A. Katkin, age 46, joined us as a director in June 2015. Mr. Katkin is currently the CEO of Urovant Sciences, a global biopharmaceutical company focused on developing novel therapies for urologic conditions. Mr. Katkin previously served as President and Chief Executive Officer of Avanir Pharmaceuticals from 2007 to 2016, until its acquisition by Otsuka Pharmaceutical Co. Mr. Katkin joined Avanir in July of 2005 as the senior vice president of Sales and Marketing and a member of Avanir’s executive management team, and has served on their board of directors since 2007. Mr. Katkin was responsible for creating and executing the plan that led to the approval of Nuedexta, the growth of the company to commercial success, and the recent acquisition of the company by Otsuka Pharmaceutical Co. in January 2015. Prior to joining Avanir, Mr. Katkin served as the vice president, Commercial Development for Peninsula Pharmaceuticals, playing a key role in the concurrent initial public offering and ultimate sale of the company to Johnson and Johnson. Additionally, Mr. Katkin’s employment experience includes leadership roles at InterMune, Amgen and Abbott Laboratories. In addition to Avanir, Mr. Katkin is currently a member of the board of directors of Syndax Pharmaceuticals, Inc., and is chairman of the board of directors of Novus Therapeutics, Inc. Mr. Katkin has an M.B.A. from the Anderson School at UCLA and earned his B.S. in Business and Accounting from Indiana University. Mr. Katkin became a licensed certified public accountant in 1995.

Mr. Katkin was selected to serve as a member of the Board in part due to his extensive experience in commercial development, business development and operational management in the biopharmaceutical industry, particularly with regard to product launches, all of which are key to the success of our business.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 2020 ANNUAL MEETING OF STOCKHOLDERS

Walter H. Moos, Ph.D., age 63, joined us as a director in March 1997. In February 2017, Dr. Moos became Chief Executive Officer of ShangPharma Innovation, Inc., a global pharmaceutical incubator investing in therapeutics and biotechnologies. Dr. Moos retired from SRI International in January 2016, where he served as Vice President and head of the bioscience division since March 2005 and President of SRI Biosciences since January 2015. From 1997 to 2004, Dr. Moos served as the Chairman and Chief Executive Officer of MitoKor, Inc., a biotechnology company. Prior to that, he served as a Vice President of Chiron Corporation, a biotechnology company, and as a Vice President at the Parke-Davis Pharmaceutical Research Division of the Warner-Lambert Company. He has been an Adjunct Professor at the University of California, San Francisco, since 1992. Dr. Moos served on the board of directors of MIGENIX Inc., a biopharmaceutical company, from 2004 to 2008. He has also served on the boards of, and been a consultant to, numerous U.S. and international companies and several non-profit organizations. Dr. Moos has been an advisor to the National Academy of Sciences and venture capital firms. Dr. Moos holds an A.B. from Harvard University and a Ph.D. in Chemistry from the University of California Berkeley.

Dr. Moos was selected to serve as a member of the Board in part due to his extensive leadership skills and operational expertise, as well as his expertise in the chemical sciences, which is particularly relevant to our business as we are a company focused on small molecules.

Raul R. Rodriguez, age 57, was appointed President and Chief Executive Office and a member of the Board of Directors in November 2014. Until then, he had served as our President and Chief Operating Officer since May 2010. He joined us as Vice President, Business Development in April 2000, became our Senior Vice President, Business Development and Commercial Operations in December 2002 and became our Executive Vice President and Chief Operating Officer in June 2004. From 1997 to March 2000, he served as Senior Vice President, Business Development and Operations for Ontogeny, Inc., a biotechnology company. From 1994 to 1997, he served as the Executive Director, Business Development and Market Planning for Scios, Inc., a pharmaceutical company. From 1989 to 1994, Mr. Rodriguez held various positions at G.D. Searle & Company, a pharmaceutical company. In these companies, Mr. Rodriguez held positions of increasing responsibility in the areas of business development and planning. After earning his Bachelor’s degree from Harvard College, Mr. Rodriguez went on to earn his Masters of Public Health at the University of Illinois and subsequently received his M.B.A. at the Stanford Graduate School of Business.

Mr. Rodriguez was selected to serve as a member of the Board in part due to his extensive leadership skills and operational expertise, including his operational experience and deep understanding of our business as our President and Chief Executive Officer.

Meetings of the Board of Directors

The Board met four times during fiscal year 2017. All of our directors attended at least 75% of the aggregate number of meetings of the Board and the committees on which they served that were held during the period for which they were directors or committee members, respectively. As required under applicable Nasdaq listing standards, in fiscal year 2017, Rigel’s independent directors met in executive session, at which only independent directors were present, at every regularly scheduled meeting of the Board.

Board Leadership Structure

Currently, the Board has an independent chair, Mr. Lyons, who has authority, among other things, to call and preside over Board meetings, including meetings of the independent directors, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Board chair has substantial ability to shape the work of the Board. The Board has no specific policy with respect to the separation of the positions of Board chair and Chief Executive Officer, and believes that separation of the positions represents an appropriate allocation of roles and responsibilities at this time.

Role of the Board in Risk Oversight

One of the Board’s key functions is informed oversight of the Company’s risk management process. In May of 2017, the Board approved an amendment to the charter of the Nominating and Corporate Governance Committee to include the responsibility of Enterprise Risk Assessment and Management, which had previously been administered through the Board as a whole.  Various Board standing committees continue to address risks inherent to their respective areas of oversight. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures. Our Nominating and Corporate Governance Committee continues to monitor the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Both the Board as a whole and the various standing committees receive periodic reports, as well as incidental reports, as matters arise, from our General Counsel, who is also our Corporate Secretary and compliance officer (complemented by a healthcare compliance officer hired in Q4 of 2017). It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board and the Nominating and Corporate Governance Committee as quickly as possible. The Board has delegated to the General Counsel the responsibility of coordinating between the Board and management with regard to the determination and implementation of responses to any problematic risk management issues.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

The Board has five standing committees: an Audit Committee, a Compensation Committee, a Finance Committee, a Nominating and Corporate Governance Committee and a Scientific and Clinical Trial Advisory Committee. The following table provides membership and meeting information for fiscal year 2017 for each of the Board committees:

Name	Audit	Compensation	Finance	Nominating and Corporate Governance	Scientific and Clinical Trial Advisory Committee
Raul R. Rodriguez			X
Keith A. Katkin(1)	X	X		X
Bradford S. Goodwin	X*		X*
Gary A. Lyons (2)	X	X	X
Walter H. Moos, Ph.D.		X*		X	X
Peter S. Ringrose, Ph.D.				X*	X*
Stephen A. Sherwin, M.D. (3)	X
Gregg A. Lapointe(4)	X
Brian L. Kotzin, M.D.(5)				X	X
Total meetings in fiscal year 2017:	7	4	1	4	2

*     Committee Chairperson

(1)                     Mr. Katkin was appointed to the Nominating and Corporate Governance Committee effective in the second quarter of 2017.

(2)                     Mr. Lyons joined the Audit Committee on May 11, 2017, effective upon Dr. Sherwin’s resignation on May 11, 2017, and resigned his position on the Audit Committee upon the acceptance of Mr. Lapointe’s appointment to the Board and the Audit Committee.

(3)                     Dr. Sherwin tendered his resignation as a director and ceased to be a member of the Audit Committee, Governance Committee and Scientific and Clinical Trial Advisory Committee on May 11, 2017.

(4)                     Mr. Lapointe joined the Audit Committee on October 31, 2017.

(5)                     Mr. Kotzin joined the Nominating and Corporate Governance Committee and the Scientific and Clinical Trial Advisory Committee on August 21, 2017.

Below is a description of each standing committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate, to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee Rigel’s corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee: evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent public registered accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed audit, review and attest services and any permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on Rigel’s audit engagement team as required by law; reviews and assesses the objectivity and independence of our independent registered public accounting firm; reviews the financial statements to be included in Rigel’s Annual Report on Form 10-K; discusses with management and the independent registered public accounting firm the results of the annual audit and the results of Rigel’s quarterly financial statements; reviews with management the disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s periodic reports filed with the SEC; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the results of management’s efforts to monitor compliance with Rigel’s programs and policies designed to ensure adherence to applicable laws and rules and Rigel’s Code of Conduct, including reviewing and approving related-party transactions. In addition, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures.

The following three directors are the current members of the Audit Committee: Mr. Goodwin, Mr. Katkin and Mr. Lapointe. The Audit Committee met seven times during fiscal year 2017. Mr. Lyons replaced Dr. Sherwin as a member of the Audit Committee on May 11, 2017 and resigned from the Audit Committee upon Mr. Lapointe’s acceptance of the appointment on October 31, 2017. Mr. Lyons was previously a member of the Audit Committee from the beginning of 2015 until he was replaced by Mr. Katkin on August 25, 2015. The Audit Committee has adopted a written charter that is available to stockholders on our website at http://phx.corporate-ir.net/External.File?item=UGFyZW5ØSUQ9NDAxMzE4fENoaWxkSUQ9LTF8VH1wZTØz&+=1&cb=636573365569198887.

The Board reviews the Nasdaq listing standards definition of “independence” for Audit Committee members on an annual basis and has determined that all members of Rigel’s Audit Committee are independent (as independence is currently defined in Rules 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board has also determined that Messrs. Goodwin, Katkin, Lyons and Lapointe each qualify as an “audit committee financial expert,” as defined in applicable rules and regulations promulgated by the SEC, and satisfies the financial sophistication requirements of the Nasdaq listing standards. For each of Messrs. Goodwin, Katkin, Lyons and Lapointe, the Board made a qualitative assessment of their individual levels of knowledge and experience, based on a number of factors, including their respective formal education and the fact that each is a former chief executive officer with financial oversight responsibilities, as well as Mr. Katkin’s experience as a licensed certified public accountant, Mr. Goodwin’s experience as a principal accounting officer for a public company, Mr. Lyons’s formal education and the fact that he is a former chief executive officer with financial oversight responsibilities, and Mr. Lapointe’s experience as a licensed certified public accountant and both a principal financial officer and a chief executive officer with financial oversight responsibilities.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS1

The Company’s management has primary responsibility for preparing the Company’s financial statements and establishing the financial reporting process. Rigel’s independent registered public accounting firm is responsible for performing an audit of the Company’s financial statements and expressing an opinion as to the conformity of such financial statements with United States generally accepted accounting principles.

The Audit Committee reviewed and discussed with Rigel’s management the audited financial statements for the fiscal year ended December 31, 2017. The Audit Committee discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (“PCAOB”). The Audit Committee also received the written disclosures and the letter from the independent registered public accountants, as required by the applicable requirements of the PCAOB regarding independent accountants’ communications with the Audit Committee concerning

1  The material in this Report of the Audit Committee of the Board of Directors is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

independence, and discussed with the independent registered public accountants their independence. Based on the foregoing, the Audit Committee recommended to the Board that the audited financial statements be included in Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Audit Committee

Bradford S. Goodwin

Keith A. Katkin

Gregg A. Lapointe

Compensation Committee

The Compensation Committee of the Board of Directors acts on behalf of the Board to review, adopt and oversee Rigel’s compensation strategy, policies, plans and programs. The Compensation Committee: reviews and approves corporate performance goals and objectives relevant to the compensation of Rigel’s executive officers and other senior management; reviews and approves the compensation and other terms of employment of Rigel’s Chief Executive Officer; reviews and approves the compensation and other terms of employment of the other members of senior management; reviews and approves the compensation for Board members; administers Rigel’s stock option and stock purchase plans, bonus plans, deferred compensation plans and other similar programs; and reviews with management Rigel’s Compensation Discussion and Analysis (the “CD&A”) and considers whether to recommend that it be included in Rigel’s proxy statements and other filings. In addition, our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

The following three directors are the members of the Compensation Committee: Mr. Lyons, Mr. Katkin and Dr. Moos. All members of Rigel’s Compensation Committee are independent (as “independence” is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Compensation Committee met four times during fiscal year 2017. The Compensation Committee has adopted a written charter that is available to stockholders on our website at: http://phx.corporate-ir.net/External.File?item=UGFyZW50SUQ9MTg2MjIxfENoaWxkSUQ9LTF8VHlwZT0z&t=1.

Typically, the Compensation Committee meets at least quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with a representative from management. Our General Counsel serves as the representative of management. In addition, from time to time, various members of management and other employees, as well as outside advisors or consultants, may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice, or otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations regarding his compensation or individual performance objectives. However, the Chief Executive Officer is consulted regarding any promotion or compensation decision affecting other members of management. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of Rigel, as well as authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultants’ reasonable fees and other retention terms.

During the last fiscal year, the Compensation Committee engaged Radford (an AON Hewitt Company) to review and make recommendations regarding Rigel’s peer group, executive compensation and director compensation. As compensation for these services during the last fiscal year, Radford was paid $35,162. For more information regarding the market analysis used by the Compensation Committee to set executive compensation, please see “Competitive Market Review and Benchmarking” below.

Historically, the Compensation Committee has made most of the significant adjustments to annual compensation, determined bonus and equity awards, and recommended new performance objectives to the Board at one or more meetings generally held during the first quarter of the year. The Compensation Committee also considers, at various meetings throughout the year, matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of Rigel’s compensation strategy, potential modifications to that strategy, and new trends, plans or approaches to compensation. Unanticipated circumstances can result in a promotion or a change to an individual’s compensation package. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation level and the establishment or recommendation of performance objectives for the current year. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee and, based upon that evaluation, the Compensation Committee either approves any adjustments to his compensation or makes a recommendation to our Board regarding any such adjustments to his compensation, as well as awards to be granted. For all executive officers and directors, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tally sheets that set forth the total compensation that may become payable to executive officers in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels, and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant or public information. The Compensation Committee referenced the peer group identified in the report of Radford in setting executive compensation and considering director compensation for 2017, as well as publicly available data provided by management on the executive and director compensation of the peer group identified by Radford.

The specific recommendations of the Compensation Committee with respect to executive and director compensation for fiscal year 2017 is described in greater detail in the Compensation Discussion and Analysis section of this report.

Risk Assessment of Compensation Policies and Practices.

Members of our senior management, including our Chief Executive Officer, Chief Financial Officer and General Counsel, with oversight by the Compensation Committee, conducted an assessment of our compensation programs and policies to determine whether the incentives provided by these programs and policies were appropriate or had the potential to encourage excessive risk-taking by employees.

The assessment focused on the key terms of the Company’s equity compensation and variable cash incentive compensation programs, such as the cash incentive plans. Our compensation programs were analyzed to determine whether they introduced or encouraged excessive risk-taking or other behaviors that could have an adverse impact on our business and whether existing risk mitigation features were sufficient in light of the overall structure and composition of our compensation programs. In particular, the assessment focused on the ability of participants to affect the level of the variable component of their compensation and the controls over participant action and variable compensation.

Specific features of our compensation plans and programs identified during the assessment process as discouraging or potentially mitigating excessive risk-taking include:

•                  Annual base salary, which is fixed compensation, constitutes the primary component of compensation for all employees, including for executives.

•                  Performance-based cash incentive awards, primarily designed to reward corporate performance, rather than purely individual performance.

•                  The vast majority of our employees earn annual salaries, although a few are paid on an hourly basis. Additionally, all of our employees are eligible for cash incentive payments based on company performance, and none are being paid on a commission basis.

•                  Our internal controls over financial reporting and the measurement and calculation of compensation goals, such as corporate performance measures and other financial, operational, and compliance policies and practices, are designed to prevent compensation programs from being susceptible to manipulation by any employee.

Our compensation programs are designed to encourage employees to remain focused on both short-term and long-term goals through the use of performance-based annual cash incentive awards, which focus on short-term performance goals, and equity awards, which typically vest over a number of years and, therefore, encourage employees to focus on long-term performance.

The Compensation Committee determined that, for all employees, our compensation programs do not encourage excessive risk-taking or create risks that are reasonably likely to have a material adverse effect on the Company and, instead, encourage behaviors that support sustainable value generation.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is currently, or ever has been, an officer or employee of Rigel. No executive officer of Rigel has served as a member of the Board or Compensation Committee of any entity that has one or more executive officers serving as a member of our Compensation Committee.

Rigel has entered into indemnity agreements with all of our board members, including the members of our Compensation Committee, which provide, among other things, that the Company will indemnify each of them, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director of Rigel, and otherwise to the fullest extent permitted under Delaware law and Rigel’s Bylaws.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS2

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this report. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in our proxy statement for the 2018 annual meeting of stockholders and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Compensation Committee

Gary A. Lyons

Keith A. Katkin

Walter H. Moos, Ph.D.

Finance Committee

The Finance Committee of the Board was formed in September 2004. The Finance Committee reviews and approves the overall strategy, plans, policies and actions related to adjustments to Rigel’s capital structure, certain financing arrangements and strategic collaborations for the Company. The following three directors were members of the Finance Committee for all of 2017: Mr. Lyons, Mr. Rodriguez and Mr. Goodwin. Other than Mr. Rodriguez, all members of Rigel’s Finance Committee are independent (as “independence” is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Finance Committee met once during fiscal year 2017.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, recommending candidates for election to the Board, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of management and the Board, and developing a set of corporate governance guidelines for Rigel. In addition, our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines,

2  The material in this Report of the Compensation Committee of the Board is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

including whether they are successful in preventing illegal or improper liability-creating conduct.

In May of 2017, the Board approved amending the charter of the Nominating and Corporate Governance Committee to include the responsibilities of Enterprise Risk Assessment and Management and Health Care Compliance.  The Committee periodically reviews and assesses the risk exposure of Rigel, prioritizing as appropriate, and makes recommendations to management pertaining to monitoring and minimizing findings in such assessments. The Nominating and Corporate Governance Committee also periodically meets with, and communicates directly with, the Chief Compliance Officer. The Nominating and Corporate Governance Committee has oversight responsibility to identify risks relating to Rigel and health care compliance, to understand the plans to mitigate such risks, and to ensure the Board is aware of any issues related to Rigel and health care compliance.

The following four directors are the members of the Nominating and Corporate Governance Committee: Dr. Moos, Dr. Ringrose, Mr. Katkin and Dr. Kotzin. Dr. Kotzin joined the Nominating and Corporate Governance Committee on August 21, 2017. All members of the Nominating and Corporate Governance Committee are independent (as “independence” is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met twice during fiscal year 2017. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on our website at http://phx.corporate-ir.net/External.File?item=UGFyZW50SUQ9Mzk0NjI4fENoaWxkSUQ9LTF8VHlwZT0z&t=1&cb=636465622637350035.

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications. The Nominating and Corporate Governance Committee will generally consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, demonstrating the ability to read and understand basic financial statements, having sufficient time to devote to the affairs of Rigel, possessing a reputation for personal integrity and ethics, having demonstrated excellence in his or her field, exhibiting the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of Rigel’s stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. The Nominating and Corporate Governance Committee also values diversity as a factor in selecting nominees to serve on the Board. Although there is no specific policy on diversity, the Nominating and Corporate Governance Committee considers the criteria noted above in selecting nominees for directors as well as the combined background, spectrum of experience and expertise of a nominee as enhancing the diversity of the Board. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of Rigel and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers all factors, as it deems appropriate, given the current needs of the Board and Rigel, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to Rigel during their terms, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates, after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at least 120 days prior to the anniversary date of the mailing of Rigel’s proxy statement for the preceding annual meeting of stockholders, addressed to the Legal

Department, Rigel Pharmaceuticals, Inc. at 1180 Veterans Boulevard, South San Francisco, CA 94080. The deadline for nominating a director for the 2019 Annual Meeting of Stockholders is December 4, 2018. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of the Company’s stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Scientific and Clinical Trial Advisory Committee

In August 2015, the Board established a Scientific and Clinical Trial Advisory Committee. The following three directors are the members of the Scientific and Clinical Trial Advisory Committee: Dr. Moos, Dr. Ringrose and Dr. Kotzin. Dr. Kotzin joined the Scientific and Clinical Trial Advisory Committee on August 21, 2017. The primary function of the Scientific and Clinical Trial Advisory Committee is to assist the Board in undertaking its oversight responsibilities with respect to the Company’s research and development activities as they related to the strategic and operating goals of the Company, and reporting to the Board about developments and strategy, at such times as the Committee determines to be appropriate. All members of Rigel’s Scientific and Clinical Trial Advisory Committee are independent (as “independence” is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Scientific and Clinical Trial Advisory Committee met twice during fiscal year 2017.

Stockholder Communications with the Board of Directors

To date, Rigel has not adopted a formal process related to stockholder communications with the Board. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate and timely responses are provided to stockholders. We believe our responsiveness to stockholder communications to the Board has been excellent. If a formal process for stockholder communications with the Board is adopted, we will publish it promptly and post it on Rigel’s website.

Persons interested in communicating with the independent directors regarding their concerns or issues may address correspondence to a particular director, or to the independent directors generally, in care of Legal Department, Rigel Pharmaceuticals, Inc. at 1180 Veterans Boulevard, South San Francisco, CA 94080. If no particular director is named, letters will be forwarded, depending on the subject matter, to the Chair of the Audit, Compensation, Finance or Nominating and Corporate Governance Committee.

CODE OF CONDUCT

We have adopted the Rigel Pharmaceuticals Code of Conduct that applies to all officers, directors and employees. If Rigel makes any amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we intend to promptly disclose the nature of the amendment or waiver on our website. The Code of Conduct is available on our website at http://phx.corporate-ir.net/External.File?item=UGFyZW50SUQ9MzcyMDQ4fENoaWxkSUQ9LTF8VHlwZT0z&t=1&cb=636265098822626021.

EXECUTIVE OFFICERS

Set forth below is the name, age, position and a brief summary of the business experience of each of our executive officers as of January 31, 2018.

Name	Age	Position
Raul R. Rodriguez	57	President and Chief Executive Officer and Director
Dolly A. Vance	53	Executive Vice President, Corporate Affairs, General Counsel and Corporate Secretary
Esteban Masuda, Ph.D.	56	Senior Vice President, Research
Anne-Marie Duliege, M.D.	58	Executive Vice President and Chief Medical Officer
Eldon C. Mayer III	56	Executive Vice President and Chief Commercial Officer
Joseph Lasaga	43	Vice President, Business Development and Alliance Management

Raul R. Rodriguez’s biography is set forth under the heading “Directors Continuing in Office Until the 2020 Annual Meeting of Stockholders” above.

Dolly A. Vance has served as our Executive Vice President, Corporate Affairs, General Counsel and Corporate Secretary since May 2010. Ms. Vance had been serving as Senior Vice President, General Counsel and Corporate Secretary since January 2007 and Vice President and General Counsel since January 2003. She joined Rigel in September 2000 as Rigel’s first in-house counsel. Until September 2000, she was at the law firm of Flehr Hohbach Test Albritton & Herbert LLP (now Dorsey & Whitney LLP), where she was a partner. Prior to law school she worked in various research laboratories, including the laboratory of Norman Davidson at California Institute of Technology. She holds a Bachelor’s degree from University of California, San Diego and a J.D. from Boston University School of Law.

Esteban Masuda, Ph.D. was appointed Senior Vice President, Research in September 2016. Before being named to that position, Dr. Masuda held the title of Senior Vice President, Immunology since 2013. He joined Rigel as a scientist in 1998. He has worked on and led numerous drug discovery projects in inflammatory and allergic diseases, and served as the first project leader of the program that led to the discovery of fostamatinib. His work has resulted in: moving several product candidates into clinical development; establishing various corporate partnerships; producing 57 publications; and issuing 49 U.S. patents. Prior to joining Rigel, Dr. Masuda spent seven years at DNAX Research Institute of Molecular and Cellular Biology in cytokine biology. He received a B.S. in biochemistry from University of California, Riverside and a Ph.D. in molecular genetics from Hiroshima University, Japan.

Anne-Marie Duliege, M.D. M.S. has served as our Executive Vice President and Chief Medical Officer since March 2016. Prior to joining Rigel, Dr. Duliege was Chief of Strategic Development and Head of Immuno-oncology at ChemoCentryx, Inc. From 2004 to 2013, Dr. Duliege was at Affymax Inc., initially as Vice President, Clinical, Medical and Regulatory Affairs, and then as Chief Medical Officer. At Affymax, she grew the Clinical Development organization and successfully managed the development of its first marketed product through international clinical studies, resulting in NDA approval by the FDA. In that role, she was responsible for working closely with the FDA on product label and post-marketing requirements, as well as the strategy and implementation of significant post-launch epidemiological studies. She was also responsible for providing critical pipeline development results in support of the Affymax initial public offering and follow-on public offerings, led a major partnership with Takeda, Inc. and contributed to business development projects. Before Affymax, Dr. Duliege worked at Chiron and Genentech. Dr. Duliege received her Doctorate of Medicine, her certification in Pediatrics, and an M.S. in Biostatistics from Paris Medical School, and an M.S. in Epidemiology from the Harvard School of Public Health. She is an Adjunct Clinical Assistant Professor at Stanford’s School of Medicine and the Lucile Packard Children’s Hospital. She also serves on the board of the CIRM, the California Institute for Regenerative Medicine.

Eldon C. Mayer III was appointed as Executive Vice President and Chief Commercial Officer in October 2016. Prior to joining Rigel, Mr. Mayer successfully led the commercial strategy function at Questcor Pharmaceuticals, a Specialty BioPharma company that focused on serious, ultra-rare diseases. As head of commercial operations, Mr. Mayer launched a drug in many new indications, building out a specialty commercial team from 10 to nearly 500 people and growing annual sales to over $1 billion. Prior to that, he held positions of increasing responsibility at a number of biopharma companies including Schering-Plough, ALZA, Chiron, and Connetics, in functional areas including strategic planning, marketing, sales, market research/analytics, operations and finance. Mr. Mayer serves as a member of the Board of Directors for Eiger BioPharmaceuticals, Inc., Promet Therapeutics LLC and the National Community Oncology Dispensing Association. Mr. Mayer holds a BS in Finance from Fairleigh Dickinson University and an MBA in Marketing from Syracuse University.

Joseph Lasaga was appointed Vice President, Business Development and Alliance Management in October 2016. Prior to rejoining Rigel, Mr. Lasaga was Vice President, Business Development and Alliance Management at Galena Biopharma, Inc., where he was responsible for managing corporate and business development strategy and activities. From 2010 until 2014, Mr. Lasaga was Director, and later named Senior Director, Business Development at Nektar Therapeutics, where he led licensing activities, managed key alliances and structured research collaborations. He began his career at Rigel in 1998, working in research before moving into business development, most recently as Associate Director. In that role, he served as the alliance manager for all of Rigel’s partners, was an integral member of the negotiating team for Rigel’s outlicensing of fostamatinib to AstraZeneca in early 2010, and managed all other aspects of business development. Mr. Lasaga graduated from San Jose State University with a B.S. in Molecular Biology and earned his M.B.A. in Marketing from San Francisco State University.

Our executive officers are appointed by our Board and serve until their successors are elected or appointed. There are no family relationships among any of our directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

This section explains our executive compensation program and philosophy, our compensation-setting process, our executive compensation program components, and the decisions made in 2017 and resulting pay-out thereunder with respect to the compensation of each of the following executive officers, who are referred to in this Compensation Discussion and Analysis and in the subsequent tables as our “Named Executive Officers”:

•                  Raul R. Rodriguez, our President and Chief Executive Officer;

•                  Ryan D. Maynard, our former Executive Vice President and Chief Financial Officer;

•                  Dolly A. Vance, our Executive Vice President, Corporate Affairs, General Counsel and Corporate Secretary;

•                  Anne-Marie Duliege, M.D., our Executive Vice President and Chief Medical Officer; and

•                  Eldon C. Mayer, III, our Executive Vice President and Chief Commercial Officer.

2017 Management Changes

On December 11, 2017, Mr. Maynard notified us of his intention to resign his position with the Company. Mr. Maynard remained an employee of the Company until December 31, 2017, at which time his employment terminated and he became a consultant to the Company to provide advice regarding the transition of responsibilities. In connection with Mr. Maynard’s continued employment through December 31, 2017 and in exchange for a full general release of claims and continued compliance with the Employee Confidential Information and Inventions Agreement, Mr. Maynard received: (i) a lump sum payment equal to nine months of his base salary in 2017; (ii) payments of COBRA premiums for Mr. Maynard and dependents for up to nine months following his separation date; (iii) accelerated vesting of any of Mr. Maynard’s time-based stock option grants that would have vested through September 30, 2018; (iv) continued eligibility for vesting through September 30, 2018 of any of Mr. Maynard’s performance-based stock option grants; (v) extended exercisability of the vested portion of such options until September 30, 2019; and (vi) a consulting agreement with the Company for six months to be used as needed by the Company for advice regarding the transition of responsibilities at a rate to be negotiated in good faith by the parties.

Overview of Compensation Program and Philosophy

Our executive officer compensation program is intended to meet three principal objectives:

•                  Retain key executive talent and motivate our management team to create long-term value for our stockholders by achieving our strategic business objectives;

•                  Effectively manage the risks and challenges inherent in a clinical stage biotechnology company; and

•                  Ensure that a material portion of compensation is tied to company performance, including the achievement of strategic business objectives, product development, financial performance and cash position.

Based on this philosophy, our performance-driven compensation program consists of three components: base salary, short-term cash incentive compensation, and long-term equity incentive compensation. Our Compensation Committee has determined that these three components, with a substantial portion of total compensation allocated to “at-risk” performance-based incentives through the use of short-term and long-term incentive compensation, best align the interests of our executive officers with those of our stockholders. While our Compensation Committee does not have any formal policies for allocating compensation among the three components, our Compensation Committee reviews relevant market compensation data and uses its judgment to determine the appropriate level and mix of compensation on an annual basis to ensure that compensation is competitive, targeting the 50th percentile of similarly-situated executives among our peers, and that we are able to attract and retain capable executive officers to work for our long-term prosperity and stockholder value, without taking unnecessary or excessive risks.

The following key governance features underlie our compensation program:

•                  Our executive compensation programs are administered by our Compensation Committee comprised solely of independent directors.

•                  Our executive compensation programs are structured to avoid inappropriate risk taking by our executive officers. Please see the discussion entitled “Risk Assessment of Compensation Policies and Practices” beginning on page 10 for more information on how our Compensation Committee concluded that the risks arising from our employee compensation programs do not encourage excessive risk-taking or create risks that are reasonably likely to have a material adverse effect on us and instead encourage behaviors that support sustainable value generation.

Response to Say-on-Pay Vote

Our Compensation Committee values the opinions of our stockholders and considers the outcome of each non-binding advisory stockholder vote on the compensation program for our named executive officers, commonly referred to as a “say on pay” vote, when we make compensation decisions for the members of our executive team, including the Named Executive Officers.

In May of 2016 we held a “say-on-pay” vote on executive compensation at our 2016 annual stockholder meeting. Our stockholders again approved, on an advisory basis, the “say-on-pay” vote proposal. However, just over 70% of stockholders voting on such matter voted in favor of the proposal, which proposal had received over 99% of voting stockholder support the year before. In response to this change in stockholder support for our executive compensation from 2015 to 2016, we consulted industry experts, advisors and some of our stakeholders, and we believe the change in stockholder support was primarily driven by two components: (1) the combination of an increase in the number of stock option grants to the CEO over the prior year and increase in the CEO’s total compensation without a contemporary increase in total stockholder return (TSR), and (2) concerns with incomplete disclosure of short-term incentive performance goals. Given this feedback, we took the following steps in 2017: (A) we did not make any changes to the base salaries of our named executive officers for 2017, (B) we provided that 50% of the equity compensation granted to our executive officers in January 2017 are subject to performance-based vesting, (C) we enhanced our proxy disclosure in 2017 to provide a detailed explanation of the circumstances of the compensation decisions for 2015 and 2016 to provide perspective and rationale for why these decisions were believed to be reasonable, and (D) we provided more detail in our 2017 proxy about the short-term incentive performance goals.

We held a subsequent “say-on-pay” vote on executive compensation at our annual stockholder meeting in 2017. Our stockholders approved, on an advisory basis, the “say-on-pay” vote proposal, with over 99% of stockholders voting on such matter voting in favor of the proposal.  Our Compensation Committee will continue to consider stockholder concerns and feedback in the future.

Business Highlights

From a business perspective, 2017 was a transformative year for Rigel, both in the clinic and in its corporate structure. Since the beginning of 2017, our clinical efforts yielded the following significant events:

•                  In January 2017, we reported that the prospectively defined platelet response in the 049 study for placebo recipients from the parent studies continued to show statistical significance, and a post-study analysis of an overall response in the combined 047 and 048 studies, including stable and intermediate responses, was also positive.

•                  In January 2017, we also announced that the first cohort (low dose) in the phase 2 study of fostamatinib in IgA nephropathy was completed in 2016 and fostamatinib was shown to be well tolerated, with data suggesting a trend towards improvement (reduction) in proteinuria, the primary end point.

•                  In addition, in January 2017 we announced that we expect results for stage 1 of the phase 2 AIHA study, as well as selection of a molecule from our IRAK program for preclinical development, in 2017.

•                  In March 2017 we reported that we received a $3.3 million milestone payment from BerGenBio AS, pursuant to our license agreement with them, for the advancing of the small molecule AXL kinase inhibitor BGB324 into a phase 2 clinical study.

•                  In April 2017, we announced the filing of a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) for use of fostamatinib, our investigational product candidate, fostamatinib disodium, an oral spleen tyrosine kinase (SYK) inhibitor, to treat patients with chronic and persistent immune thrombocytopenia (ITP).

•                  Also in April, we reported that the FDA conditionally accepted the proprietary name TAVALISSE™ for fostamatinib.

•                  In June 2017 we announced that the FDA had accepted our NDA for fostamatinib for the treatment of chronic ITP.

•                  In August 2017 we announced that a molecule from its IRAK program had been selected for preclinical development.

•                  In October 2017, following our mid-cycle meeting with the FDA, we announced that the FDA did not plan on holding an Oncology Drug Advisory Committee meeting to discuss our NDA, and that they anticipated meeting the Prescription Drug User Fee Act (PDUFA) date of April 17, 2018 for completion of our NDA review.

•                  Also in October 2017, we reported that, on a top-line, preliminary basis, fostamatinib had achieved the pre-specified primary efficacy endpoint in stage 1 of our phase 2 study in autoimmune hemolytic anemia.

•                  In November 2017, we announced that we completed enrollment of the second cohort of our Phase 2 study of fostamatinib in IgA Nephropathy (IgAN).

In part in preparation for our transition to a fully vertically integrated pharmaceutical company , Rigel also saw changes in management. Since the beginning of 2017, we have experienced the following:

•                  In August 2017, we reported the hiring of three key personnel: Dana Pizzuti as Sr. Vice President of Regulatory Affairs and Clinical Quality Assurance, Giovanna Matthews as Executive Director, Market Access, and Sandra Tong, M.D. as Vice President, Clinical Science and Drug Safety.

•                  Also in August, we announced the appointment of Brian Kotzin, M.D. to our Board of Directors.

•                  In November 2017, we announced the appointment of Gregg Lapointe, CPA, MBA to our Board of Directors.

•                  In December 2017, we announced the resignation of our executive vice president and chief financial officer Ryan Maynard.  We also stated that we would be actively recruiting a new chief financial officer with extensive biotechnology and commercial experience.

In addition to the substantial developments listed above, since the beginning of 2017 Rigel also made the following business announcements:

•                  In February 2017, we raised gross proceeds of $46 million in an underwritten public offering.

•                  In October 2017, we raised gross proceeds of $70.6 million in an underwritten public offering.

Process for Setting Executive Compensation

We seek to foster a performance-oriented culture, where individual performance is aligned with organizational objectives. In order to achieve this, we evaluate and reward our executive officers based on their contributions to the achievement of annual goals and objectives set early in the year. Performance is reviewed at least annually through processes discussed further below, with a focus on our research, clinical, regulatory, financial and operational performance, and in view of economic and financial conditions affecting the performance period.

Role of Our Compensation Committee

Our Compensation Committee reviews and approves our executive compensation philosophy, objectives and methods, evaluates our performance and the performance of our executive officers, and either approves executive compensation or makes recommendations for ratification by our independent Board members. Between Board meetings, our Compensation Committee consults with various members of management, other committees of the Board or other members of the Board and independent third-party consultants, where appropriate, and reviews management’s compensation recommendations. The members of our Compensation Committee are appointed by our Board, and each member is an independent director (as “independence” is currently defined in Rule 5605(a)(2) of the Nasdaq listing rules). The members of our Compensation Committee are Mr. Lyons, Mr. Katkin and Dr. Moos.

Our Compensation Committee typically meets at least quarterly, and with greater frequency if necessary, to evaluate the performance of our executive officers and the impact that performance had on the achievement of our corporate strategies, business objectives and the long-term interests of our stockholders by:

•                  carefully reviewing our corporate objectives and the scientific and business opportunities identified by our senior management and directors;

•                  updating, from time to time, our compensation and benefit plan policies;

•                  receiving updates on the various compensation options, emerging topics and best practices and customizing those compensation options to our business goals and objectives; and

•                  either approving executive compensation arrangements or taking its recommendations to the independent members of the Board for approval.

Typically, such evaluations are made throughout the year, with compensation packages awarded by our Compensation Committee and/or Board at quarterly meetings planned in advance. Awards of performance-based compensation for the previous year are typically made at the first-scheduled Compensation Committee meeting of the year, although circumstances may warrant a later determination if events of the previous year’s work have not fully unfolded. Adjustments to base salary, if any, are also typically made in the first quarter of a calendar year.

Role of Management in Executive Compensation

For executive compensation decisions, our Compensation Committee considers the recommendations of our President and Chief Executive Officer, Raul R. Rodriguez, but Mr. Rodriguez does not participate in the deliberations or determination of his own compensation. Mr. Rodriguez annually leads the development of our corporate objectives and goals, which are typically reviewed and recommended by our Compensation Committee and approved by the Board. Alternatively, our Compensation Committee may set the corporate objectives and goals pursuant to the powers delegated under the charter of our Compensation Committee. Mr. Rodriguez provided the Company’s business and operations perspective for our Compensation Committee’s final review of progress made on the goals set for 2017. Dolly Vance, our General Counsel, also provides our Compensation Committee with general and company-specific information regarding compensation matters, as well as updates on compensation of our peer companies, as public information becomes available, if requested by the Compensation Committee. Other than as described above, no other executive officers participate in the determination or recommendation of the amount or form of executive officer compensation. Our Compensation Committee does not delegate any of its functions to others in determining or recommending executive officer compensation and, except as described below, we have not engaged any consultants with respect to executive compensation matters.

Role of our Compensation Committee’s Compensation Consultant in Executive Compensation

From time to time, our Compensation Committee engages a well-established consulting firm to analyze our executive officers’ compensation against the compensation of executive officers at comparable companies to ensure that our compensation is competitive with our peers, with the goal of retaining and adequately motivating our senior management. In late 2016, our Compensation Committee engaged Radford to make recommendations for updating our peer group, and to review and make recommendations regarding our executive compensation for 2017. Radford was invited to attend Compensation Committee meetings where they presented and discussed their analysis and findings. For 2017, based on the recommendations from Radford, our Compensation Committee established a new peer group, described below in the section entitled “Competitive Market Review and Benchmarking.”

Competitive Market Review and Benchmarking

When considering compensation decisions, our Compensation Committee reviews the compensation of similarly-situated executive officers at companies that we consider to be our peers when such information is available and determined to be meaningful, taking into consideration the experience, position and functional role, level of responsibility and uniqueness of applicable skills of both our executive officers and those of our peers, and the demand and competitiveness for attracting and retaining an individual with each executive officer’s specific expertise and experience in the biotechnology industry. While benchmarking analysis is helpful in determining market-competitive compensation for senior management, leading to better attraction and retention of top-quality executive officers, it is only one factor in determining our executive officers’ compensation, and our Compensation Committee has discretion in determining the nature and extent of its use.

To identify a new peer group of companies, Radford considered such factors as industry, geography, product range, product development stage, market capitalization, number of employees and public status. Based on that review, the following companies were identified by our Compensation Committee as our peer group for 2017 compensation determinations:

• Adamas Pharmaceuticals	• Agenus	• Anthera Pharmaceuticals, Inc.

• ArQule	• Cascadian Therapeutics, Inc.	• ChemoCentryx, Inc.

• Corcept Therapeutics	• Curis	• Cytokinetics, Incorporated

• Dynavax Technologies	• Enanata Pharmaceuticals	• Endocyte

• Geron Corporation	• Immunomedics, Inc.	• Keryx Biopharmaceuticals

• OncoMed Biopharmaceuticals	• Progenics Pharmaceuticals	• Sangamo Therapeutic, Inc.

• Zogenix

Prior to engagement of Radford for 2017, our Compensation Committee analyzed whether the work of Radford as a compensation consultant raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to our company by Radford, including any business from or related to their parent company, Aon Hewitt; (ii) the amount of fees from our company paid to Radford as a percentage of the firm’s total revenue; (iii) Radford’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Radford or the individual compensation advisors employed by the firm with an executive officer of our company; (v) any business or personal relationship of the individual compensation advisors with any member of our Compensation Committee; and (vi) any stock of our company owned by the individual compensation advisors employed by Radford. Our Compensation Committee determined, based on its analysis of the above factors, that the work of Radford and the individual compensation advisors employed by Radford as compensation consultants has not created any conflict of interest and our Compensation Committee is satisfied with the independence of Radford. Going forward, our Compensation Committee intends to assess the independence of any of our compensation advisers by reference to the foregoing factors, consistent with applicable NASDAQ listing standards.

Executive Compensation Program Components

Base Salary. The base salaries that we pay to our executive officers and other employees are designed to compensate them for day-to-day services rendered during the fiscal year. Appropriate base salaries are used to recognize the experience, skills, knowledge and responsibilities required of each executive officer and to allow us to attract and retain officers capable of leading us to achieve our business goals in competitive market conditions. The base salaries of our executive officers are reviewed on at least an annual basis and adjustments are made to reflect performance-based factors, for the Company as well as the individual, and competitive market conditions, as discussed under “Competitive Market Review and Benchmarking” above. Our Compensation Committee also takes into account subjective performance criteria, such as an executive officer’s ability to lead, organize and motivate others, develop the skills necessary to mature with the Company, set realistic goals to be achieved in his or her respective area, and recognize and pursue new business opportunities that enhance our growth and success. Our Compensation Committee does not apply specific formulas to determine increases, but instead makes an evaluation of each executive officer’s contribution to our long-term success, as well as the independent recommendations of our compensation advisors (Radford for 2017). Annual adjustments to salaries are effective as of January 1 of each year, with mid-year adjustments to salaries made under special circumstances, such as promotions or increased responsibilities, or in order to align certain salaries with those of individuals in peer companies.

Short-Term Cash Incentive Compensation. Annual cash incentive compensation is designed both to motivate our executive officers to achieve specified short-term company goals and objectives, and to reward our executive officers when those goals are achieved. The goals and objectives on which the cash incentive compensation is based are also designed to reflect progress towards achieving long-term value for the Company and its stockholders and, as a result, may fluctuate from year to year to reflect our Compensation Committee’s determination of the progress made in that year. Therefore, our Compensation Committee views cash incentive compensation as an important component of both our short-term and long-term compensation packages.

Awards under the cash incentive program are based on a thorough quantitative and qualitative review of facts and circumstances related to company, department, function and individual performance, as compared to the corporate goals approved by our Compensation Committee or the Board during the first part of the performance year. When establishing awards, our Compensation Committee also considers, among other things, general market and industry conditions and economic changes during the relevant performance year.

Each year, our Compensation Committee establishes a target bonus payout based on a percentage of the applicable individual’s base salary. The target bonus payout for an individual varies depending on the individual’s position and responsibilities. The corporate goals established by our Compensation Committee, or recommended by our Compensation Committee for approval by the Board, are designed to be aggressive, but are goals that our Compensation Committee believes can be attained if the Company performs according to plan. In the event the Company or an individual displays exemplary performance for the year, our Compensation Committee, in exercising its discretion, may grant or recommend bonuses in excess of the target bonus levels, up to a maximum of 120% of the individual’s base salary. Alternatively, in the event the Company or an individual displays inadequate performance for the year, our Compensation Committee, in exercising its discretion, may grant or recommend cash bonuses that are less than the target bonus levels or no bonuses at all. Our Compensation Committee uses a threshold of “40% completion of corporate goals” to determine whether bonuses should be received by the executive officers. Generally, in order to be eligible to receive the maximum bonus payout, the Company’s performance must not only exceed the targets established by our Compensation Committee, but the individual’s contribution to that achievement must exceed the contribution expected of that individual in the course of performing his or her duties at the level expected of someone in that individual’s position.

Long-Term Incentive Compensation. Our long-term incentive compensation is in the form of stock option awards and is designed to align a component of our executive officers’ compensation packages with the interests of our stockholders to create long-term value in the Company, as demonstrated through stock price performance. Our Compensation Committee grants options to purchase our common stock to our executive officers that are subject to time-based vesting, in order to tie this element of our compensation program to the long-term appreciation of our stock value, which is dependent on us achieving our corporate goals. Our Compensation Committee has also granted stock options with performance-based vesting to our executive officers, to provide further incentive to achieve important business goals for the Company. Employees in more senior roles have an increasing proportion of their compensation tied to long-term performance, because they are in a position to have greater influence on longer-term results. The value of these options is contingent on company performance and the resulting increase in our stock’s value over time.

We believe that granting equity awards as a significant component of the compensation of our executive officers not only provides a retention incentive during the applicable vesting periods but also aligns the interests of our executive officers with those of our stockholders. While we have not adopted formal stock ownership or holding guidelines, our executive officers generally have held a substantial portion of the equity awards they have received, even long after the awards have vested, which shows the executives’ confidence in our long-term prospects and maintains the alignment between the interests of our executive officers and those of our stockholders over the longer term.

In general, stock options are granted periodically to existing employees, including our executive officers, and upon a new hire or promotion, and are subject to vesting over time, based on the individual’s continued employment. Generally, options granted to an executive officer who became an officer for the first time will vest monthly over a four-year period and are not available for exercise until after the first full year of employment, in any position. The exercise price of an option is equal to the fair market value of our common stock on the date of grant, which is equal to the closing price of our stock on the date immediately preceding the grant date. Typically, stock option grants are made to our existing executive officers during the first quarter of each fiscal year, but grants may be made by the Board or our Compensation Committee at other times if, for example, outstanding grants expire unexercised, a mid-year promotion is made or additional responsibilities are taken on or objectives achieved, meriting a supplemental grant, or an equity plan that is low in available shares at the time of grant is replenished later in the year, making available shares to which the individual would otherwise have been entitled.

The factors considered in determining the size of option grants include the executive officer’s position within the Company, the percentage ownership of the Company that the options represent on a fully-diluted basis, the executive officer’s percentage ownership in the Company as compared to the executive officer’s peers both internally and externally at other comparable companies in the biotechnology industry, the vesting status of options already held by the executive officer, if any, and the executive officer’s contributions to both the creation of value and the long-term success of the Company. The Board and Compensation Committee also consider the total option pool available in a given year and the total number of options that may be granted to all employees, including the executive officers.

We grant stock options under our 2000 Plan, our 2011 Plan, and in limited circumstances, our Inducement Plan. Each of the 2000 Plan, the 2011 Plan, and the Inducement Plan prohibit the repricing, exchange or cashing out of stock awards, including stock options, without stockholder approval within 12 months prior to such repricing. We did not reprice any stock options in 2017, despite the fact that our executives hold a significant amount of stock options that are under water. This reflects our commitment to our pay-for-performance philosophy.

2017 Executive Compensation

We believe that our 2017 executive compensation packages were reasonable and consistent with our financial performance, the individual performance of each of our Named Executive Officers and the overall achievement of the goals that we believe create and enhance stockholder value.

Base Salary. As discussed under “Competitive Market Review and Benchmarking” above, when establishing base salaries of our executive officers, our Compensation Committee primarily reviews the base salaries of similarly-situated executive officers at companies that we consider to be our peers. In addition to competitive market conditions, our Compensation Committee also took into account a number of performance-based factors in establishing the 2017 base salaries of the Named Executive Officers, including: each executive officer’s experience, position and functional role, level of responsibility, uniqueness of applicable skills, and the demand and competitiveness for attracting and retaining an individual with each Named Executive Officer’s specific expertise and experience in the biotechnology industry. Our Compensation Committee also assessed each Named Executive Officer’s contributions to the achievement of our corporate goals, as well as the individual’s personal performance.

Our Compensation Committee did not establish individual 2017 personal performance criteria for any of our Named Executive Officers, but considered subjective performance-based factors, including: an executive officer’s ability to lead, organize and motivate teams and instill loyalty, develop the skills necessary to mature with the Company, set realistic goals to be achieved in his or her respective area, and recognize and pursue new business opportunities that enhance our growth and success. Our Compensation Committee also considered turnover trends within a group, meeting deadlines and the results of certain projects. In establishing the 2017 base salaries of our Named Executive Officers, our Compensation Committee assessed each Named Executive Officer’s individual performance against these subjective performance-based factors and determined that each Named Executive Officer performed at or above expectations during 2016.

The 2016 and 2017 base salaries for our Named Executive Officers (annualized in the case of Dr. Duliege and Mr. Mayer), along with the percentage increases from 2016 to 2017, are set forth in the table below.

Named Executive Officer	2016 Base Salary	2017 Base Salary	% Increase from Final 2016 Base Salary
Raul R. Rodriguez	$618,000	$618,000	0%
Dolly A. Vance	$489,814	$489,814	0%
Ryan D. Maynard	$454,585	$454,585	0%
Anne-Marie Duliege	$450,000	$450,000	0%
Eldon C. Mayer, III	$385,000	$385,000	0%

In determining the 2017 base salary for each of our Named Executive Officers, our Compensation Committee did an analysis of competitive market salaries of similarly-situated executive officers at companies within our peer group, which does not take into account certain attributes such as tenure and experience, as well as the base salaries of the Named Executive Officers relative to each other. Our Compensation Committee also considered the Company’s cash position and market conditions, and cost of living in the bay area. Based on this analysis, none of our Named Executive Officers received salary increases in 2017.

Short Term Cash Incentive Compensation.

Our Named Executive Officers’ short-term cash incentive compensation is dependent upon the achievement of specific and objective company performance goals that focus on creating incentives for management to achieve strategically important operational goals designed to translate into longer-term financial performance, as well as specific annual financial goals instrumental to achieving these operational goals and to the overall success of the Company. As reflected by the goals established under our 2017 Cash Incentive Plan (which was attached as an exhibit to our current report on Form 8-K filed on February 8, 2017) we continue to believe that executive compensation should be tied to goals related to clinical development and regulatory approval with respect to current or potential product candidates, business development, our cash position, and our pipeline of potential product candidates—that is, goals that help increase stockholder value and contribute to the long-term stockholder return and prosperity of the Company, particularly given the volatile nature of our industry.

For performance in fiscal year 2017, an individual was eligible to receive a cash incentive award equal to a percentage of his or her 2017 base salary, based on the achievement of specific corporate goals recommended by our Compensation Committee and approved by the Board at the beginning of fiscal year 2016, pursuant to our 2017 Cash Incentive Plan. Under the 2017 Cash Incentive Plan, target bonus levels for our executive officers, if we performed at plan, range from 40% to 60% of such executive officer’s 2017 base salary, based on position and responsibilities of the executive. The maximum bonus that an executive officer would be eligible to receive is 120% of the executive officer’s 2017 base salary.

The corporate goals established under the 2017 Cash Incentive Plan included:

•                  management of the NDA for ITP from submission through the review process (weighted at 60%),

•                  preparing for commercial readiness (weighted at 10%),

•                  expanding potential uses for fostamatinib in other indications such as IgAN and AIHA (weighted at 10%),

•                  expanding the Company’s pipeline with an IND-ready (or equivalent) molecule (weighted at 10%), and

•                  maintaining a viable cash position for the Company at December 31, 2017 (weighted at 10%).

Pursuant to its discretionary authority, our Compensation Committee also considered other performance goals, current economic conditions and exceptional and/or inadequate performances by each executive officer when evaluating whether and to what extent to award bonuses.

After consideration of the goals set and the accomplishments achieved by the Company, our Compensation Committee recommended, and the Board approved a payout for each of the Named Executives at 100% of each executive’s target bonus opportunity, as each of the goals of the 2017 Cash Incentive Plan were deemed to be achieved in full. This payout under the 2017 Cash Incentive Plan was based on the following:

•                  NDA Management Goal — We filed our New Drug Application (NDA) for the use of fostamatinib in treatment of immune thrombocytopenia purpura (ITP) and that NDA was accepted by the FDA. We worked collaboratively with the FDA, who determined that no Oncology Drugs Advisory Committee was needed for the evaluation of the application.  The anticipated Prescription Drug User Fee Act (PDUFA) date of April 17, 2018 showed all signs of being on track.  This goal, weighted at 60% of the total target, was deemed to be fully achieved.

•                  Commercial Readiness Goal — Hiring of key personnel and establishment of commercial plans and strategies were all on track through 2017 to be prepared to take fostamatinib to market in a timely manner with the anticipated PDUFA date.  This goal, weighted at 10% of the total target, was deemed to be fully achieved.

•                  Expansion of Fostamatinib Potential Goal — We completed enrollment of both the second cohort of our phase 2 trial for fostamatinib to treat immunoglobulin A nephropathy and the first stage of our phase 2 trial for fostamatinib to treat autoimmune hemolytic anemia. In the latter case, where we obtained results, the results that validated moving forward in this indication. This goal, weighted at 10% of the total target, was deemed to be fully achieved.

•                  Expansion of Pipeline Goal — We identified a molecule in our interleukin-1 receptor-associated kinase (IRAK) program that is an inhibitor of IRAK1 and IRAK4.  This molecule has progressed through investigative new drug application-enabling testing and a clinical research organization has been identified to perform the first-in-human trial. I addition, we established a formal portfolio management process. This goal, weighted at 10% of the total target, was deemed to be fully achieved.

•                  Cash Position Goal —  We had two successful fund-raising events in 2017, raising $42 million in February and over $70 million on October. The 2017 year-end cash position of $115 million was projected to fully support our financial needs at least through 2018. This goal, weighted at 10% of the total target, was deemed to be fully achieved.

The following table sets forth the target bonus levels (each expressed as a percentage of base salary), and the actual amounts paid, for each of our Named Executive Officers for fiscal year 2017:

Named Executive Officer	Target Bonus Level as % of Base Salary	Max. Bonus Level	Target Bonus ($)	Actual Payment ($)
Raul R. Rodriguez	60%	120%	$370,800	$370,800
Ryan D. Maynard	50%	120%	$227,293	$227,293
Dolly A. Vance	50%	120%	$244,907	$244,907
Anne-Marie Duliege	50%	120%	$225,000	$225,000
Eldon C. Mayer, III	50%	120%	$192,500	$192,500

Long-Term Incentive Compensation. As discussed above, we carefully consider the appropriate amount of stock options to grant our Named Executive Officers, based on each executive’s individual contributions and past performance, percentage ownership of the Company, position with the Company and comparison to the equity ownership of the corresponding executives of our peer companies, and we typically grant stock options in January or February of each year, based on these considerations and in light of the events of the preceding year. In January 2017, after considering each of these factors, our Compensation Committee granted stock options to each of our Named Executive Officers who were employees at the time, as set forth in the table below. In 2017, fifty percent of each of these Named Executive Officer’s options are subject to time-based vesting on a monthly basis over four years, and 50% of each of these Named Executive Officer’s options are subject to performance-based vesting criteria related to NDA approval of fostamatinib in ITP.

Named Executive Officer	Number of Performance- Based Stock Options Awarded	Number of Time- Based Stock Options Awarded
Raul R. Rodriguez	450,000	450,000
Ryan D. Maynard	150,000	150,000
Dolly A. Vance	150,000	150,000
Anne-Marie Duliege, MD	150,000	150,000
Eldon C. Mayer III	50,000	50,000

Severance and Change of Control Benefits. Our Named Executive Officers are entitled to certain severance and change of control benefits pursuant to our Change of Control Severance Plan, or Severance Plan, as described in more detail below in the sections entitled “Employment, Severance and Change of Control Agreements” and “2017 Potential Payments Upon Termination or Change of Control Table.” These arrangements provide for a combination of a lump-sum cash severance payment, continued benefits and acceleration of vesting on outstanding equity-based awards upon termination in connection with a change of control, for all of our Named Executive Officers. The change of control provisions contained in these arrangements include a “double trigger,” meaning that they do not become operative in the event of a change of control unless the executive’s employment is terminated involuntarily without cause by the Company, or voluntarily resigns with good reason, in connection with the transaction.

Given the nature of the industry in which we participate and the range of strategic initiatives that we may explore, we believe these severance and change of control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals. In addition, since we believe it may be difficult for our executive officers to find comparable employment following a termination without cause or resignation with good reason in connection with or following a change of control, these severance and change of control benefits are intended to ease the consequences to an executive officer of an unexpected termination of employment. By establishing these severance and change of control benefits, we believe we can mitigate the distraction and loss of executive officers that may occur in connection with rumored or actual fundamental corporate changes and thereby protect shareholder interests while a transaction is under consideration or pending.

Perquisites and Other Benefits. We provide general employment benefits to our executive officers on the same basis as the benefits provided to all of our employees, including health, vision and dental insurance, term life insurance, and short-term and long-term disability insurance. We do not have programs in place to provide personal perquisites for any employee.

Total Compensation. For further information regarding the 2017 compensation for our Named Executive Officers, see the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table below.

Tax and Accounting Impact on Compensation

The accounting and tax consequences to the Company of certain compensation elements are important considerations for our Compensation Committee when evaluating and recommending compensation packages for our executive officers. Generally, our Compensation Committee seeks to balance its objective to create an effective compensation program that attracts, retains and rewards executives in order to maximize the return to stockholders with the need for appropriate accounting and tax consequences of such compensation.

Section 162(m) of the Internal Revenue Code generally places a $1 million limit on the amount of compensation a company can deduct in any one year for certain executive officers.  As discussed below, prior to 2018, compensation that was “performance-based compensation” within the meaning of the Code did not count toward the $1 million deduction limit.  While in 2017 the Compensation Committee considered the deductibility of awards as one factor in determining executive compensation, the Compensation Committee also looked at other factors in making its decisions, as noted above, and retained the flexibility to award compensation that it determined to be consistent with the goals of our executive compensation program even if the awards are not deductible by the Company for tax purposes.

The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

Historically, stock options granted to our executive officers were intended to be exempt from the deduction limitation of Section 162(m) pursuant to the performance-based compensation exemption. Despite the Compensation Committee’s efforts to structure the executive team stock options in a manner intended to be exempt from Section 162(m) and therefore not subject to its deduction limits, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, including the uncertain scope of the transition relief under the legislation repealing Section 162(m)’s exemption from the deduction limit, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) in fact will.

Base salary and short-term incentive compensation are not exempt from Section 162(m), and therefore will not be deductible to the extent the $1 million limit of Section 162(m) is exceeded.

PAY-RATIO INFORMATION

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act and the related SEC rule (the “Rule”), the Company is required to provide to its shareholders specified disclosure regarding the relationship of CEO total compensation to the total compensation of its median employee, referred to as “pay-ratio” disclosure.

For fiscal 2017,

•                  the median of the annual total compensation of all employees of the Company (other than the CEO) was $176,901 and

•                  the annual total compensation of the CEO, as reported in the Summary Compensation Table included in this report, was $2,172,789.

•                  Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees was 12 to 1.

The pay ratio above represents the Company’s reasonable estimate calculated in a manner consistent with the Rule and applicable guidance. The Rule and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, as the SEC explained when it adopted the Rule, in considering the pay-ratio disclosure, shareholders should keep in mind that the Rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow shareholders to better understand and assess each particular company’s compensation practices and pay-ratio disclosures.

Set forth below is a description of the methodology, including any material assumptions, adjustments and estimates, the Company used to identify the median employee for purposes of the Rule.

To determine the Company’s total population of employees as of October 31, 2017, the Company included all full-time and part-time employees. None of the Company’s employees are located outside of the U.S.

To identify the “median employee” from the Company’s employee population as determined above, the Company compared the aggregate amount of each employee’s annual base pay (using a reasonable estimate of the hours worked during 2017 for hourly employees and actual salary paid for the remaining employees), the annual cash incentive awards and the grant date fair value of equity awards granted in 2017. In making this determination, the Company annualized the compensation of employees who were employed by the Company for less than the entire fiscal year. This compensation measure was consistently applied to all employees included in the calculation and reasonably reflects the annual compensation of employees. Because we do not maintain a defined benefit or other actuarial plan for our employees and do not provide company matching contributions to employees participating in our 401(k) plan, the median employee’s annual total compensation did not include amounts attributable to these arrangements.

Using this approach, the Company selected the employee at the median of its employee population, who was a Director of Research, based in the United States. The Company then calculated annual total compensation for this employee using the same methodology used to calculate annual total compensation for the named executive officers as set forth in the Summary Compensation Table. The Company determined that the employee’s annual total compensation for the fiscal year ended December 31, 2017 was $176,901 (excluding any estimated retirement and health benefits).

SUMMARY COMPENSATION TABLE(1)

The following table shows, for the fiscal years ended December 31, 2015, 2016 and 2017 compensation awarded to or paid to or earned by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Raul R. Rodriguez	2017	618,000	1,180,636	370,800	3,354		2,172,789
President and Chief Executive Officer	2016	618,000	1,315,680	241,020	3,354		2,178,054
	2015	600,000	1,225,890	306,000	3,897		2,135,787
Ryan D. Maynard	2017	454,585	393,545	227,293	1,170		1,076,593
Executive Vice President, Chief Financial Officer	2016	454,585	493,380	147,740	1,170		1,096,875
	2015	441,345	476,735	187,571	1,170		1,106,821
Dolly A. Vance	2017	489,814	393,545	244,907	1,794		1,130,060
Executive Vice President, Corporate Affairs, General Counsel and Corporate Secretary	2016	489,814	493,380	159,190	1,794		1,144,178
	2015	475,548	476,735	202,108	2,344		1,156,735
Anne-Marie Duliege	2017	450,000	393,545	225,000	3,354		1,071,899
Executive Vice President, Chief Medical Officer	2016	358,197	604,800	120,205	62,795	(3)	1,145,997
	2015	—	—	—	—		—
Eldon C. Mayer, III	2017	385,000	131,182	192,500	3,354		712,035
Executive Vice President, Chief Commercial Officer	2016	86,625	962,145	28,453	60,838	(3)	1,138,061
	2015	—	—	—	—		—

(1)                     See “Compensation Discussion and Analysis” above for complete description of compensation plans pursuant to which the amounts listed under the Summary Compensation Table were paid or awarded and the criteria for such payment, including payment of annual incentives, as well as performance criteria on which such payments were based.

(2)                     Reflects the aggregate grant date fair value of option awards, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation—Stock Compensation, for option awards granted in 2017, 2016 and 2015, respectively. The amounts shown exclude the impact of estimated forfeiture related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these grants, refer to Note 4 “Stock-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2017.

(3)                     Includes a one-time signing bonus of $60,000.

GRANTS OF PLAN-BASED AWARDS

The following table shows for the fiscal year ended December 31, 2017, certain information regarding grants of plan-based awards to the Named Executive Officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities	Exercise or Base Price of Option Awards	Closing Market Price on Grant	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Underlying Options (#)	($/Sh) (2)	Date ($/Sh)	Awards ($)(3)
Raul R. Rodriguez
2011 Plan	2/2/17	—	—	—	900,000	2.11	2.12	1,180,636
2017 Cash Incentive Plan	—	—	370,800	741,600	—	—	—	—
Ryan D. Maynard
2011 Plan	2/2/17	—	—	—	300,000	2.11	2.12	393,545
2017 Cash Incentive Plan	—	—	227,293	542,502	—	—	—	—
Dolly A. Vance
2011 Plan	2/2/17	—	—	—	300,000	2.11	2.12	393,545
2017 Cash Incentive Plan	—	—	244,907	587,777	—	—	—	—
Anne-Marie Duliege
2011 Plan	2/2/17	—	—	—	300,000	2.11	2.12	393,545
2017 Cash Incentive Plan	—	—	225,000	540,000	—	—	—	—
Eldon Mayer, III
2011 Plan	2/2/17	—	—	—	100,000	2.11	2.12	131,182
2017 Cash Incentive Plan	—	—	192,500	462,000	—	—	—	—

(1)                     The amounts shown reflect estimated payouts for the fiscal year ended December 31, 2017 under the 2017 Cash Incentive Plan based on the Company’s performance. See “2017 Executive Compensation—Short-Term Cash Incentive Compensation” for a complete description of the 2017 Cash Incentive Plan and the related performance criteria. There are no set thresholds (or equivalent items) with respect to payouts under the 2017 Cash Incentive Plan. Maximum amounts represent the maximum range of discretion of the Compensation Committee to grant bonuses in excess of the target bonus levels.

(2)                     The exercise price of options under our 2000 Plan, 2011 Plan and Inducement Plan, pursuant to which option grants were made to our Named Executive Officers in 2017, is set at the fair market value of our common stock on the date of grant, which is defined as the closing price of our common stock on the date immediately preceding the grant date.

(3)                     Reflects the aggregate grant date fair value of the awards, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation—Stock

Compensation. We calculated the estimated fair value of each stock award using the fair value of our common stock on the date of the grant. For additional information on the valuation assumptions with respect to these grants, refer to Note 4 “Stock-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended December 31, 2017, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Raul R. Rodriguez	125,000	—		26.45	01/31/18
	30,816	—		6.49	03/30/19
	84,184	—		6.49	03/30/19
	10,395	—		9.62	01/20/20
	114,605	—		9.62	01/20/20
	175,000	—		6.55	05/27/20
	5,417	—		6.73	02/01/21
	59,583	—		6.73	02/01/21
	20,065	—		8.15	01/25/22
	129,935	—		8.15	01/25/22
	21,611	—		6.51	01/30/23
	128,389	—		6.51	01/30/23
	72,232	3,125		3.59	02/27/24
	74,643	—		3.59	02/27/24
	150,000	—		3.59	02/27/24
	450,000	—		2.14	01/26/25
	450,000	—		2.14	01/26/25
	—	16,667		2.74	01/26/26
	383,333	—		2.74	01/26/26
	400,000	—		2.74	01/26/26
	103,125	346,875		2.11	02/02/27
	—	450,000	(1)	2.11	02/02/27

Ryan D. Maynard	75,000	—		26.45	01/31/18
	—	—		6.49	03/30/19
	73,300	—		6.49	03/30/19
	7,084	—		9.62	01/20/20
	77,916	—		9.62	01/20/20
	4,862	—		6.55	05/27/20
	115,138	—		6.55	05/27/20
	5,417	—		6.73	02/01/21
	59,583	—		6.73	02/01/21
	20,065	—		8.15	01/25/22
	129,935	—		8.15	01/25/22
	21,611	—		6.51	01/30/23
	128,389	—		6.51	01/30/23
	74,837	—		3.59	02/27/24
	50,163	—		3.59	02/27/24
	125,000	—		3.59	02/27/24
	75,000	—		2.14	01/26/25
	175,000	—		2.14	01/26/25
	6,250	—		2.74	01/26/26
	143,750	—		2.74	01/26/26
	150,000	—		2.74	01/26/26
	62,500	—		2.11	02/02/27
	—	150,000	(1)	2.11	02/02/27

Dolly A. Vance	90,000	—		26.45	01/31/18
	30,816	—		6.49	03/30/19
	69,184	—		6.49	03/30/19
	8,750	—		9.62	01/20/20
	96,250	—		9.62	01/20/20
	2,416	—		6.55	05/27/20
	64,584	—		6.55	05/27/20
	5,417	—		6.73	02/01/21
	59,583	—		6.73	02/01/21
	20,065	—		8.15	01/25/22
	129,935	—		8.15	01/25/22
	21,611	—		6.51	01/30/23
	128,389	—		6.51	01/30/23
	72,232	2,605		3.59	02/27/24
	50,163	—		3.59	02/27/24
	125,000	—		3.59	02/27/24
	175,000	—		2.14	01/26/25
	175,000	—		2.14	01/26/25
	—	6,250		2.74	01/26/26
	143,750	—		2.74	01/26/26
	150,000	—		2.74	01/26/26
	34,375	115,625		2.11	02/02/27
	—	150,000	(1)	2.11	02/02/27

Anne-Marie Duliege, M.D.	39,370	88,583		2.54	05/05/26
	60,630	211,417		2.54	05/05/26
	34,375	115,625		2.11	02/02/27
	—	150,000	(1)	2.11	02/02/27

Eldon C. Mayer, III, Ph.D.	29,434	72,606		3.92	10/10/26
	61,990	135,970		3.92	10/10/26
	—	100,000	(1)	3.92	10/10/26
	11,458	38,542		2.11	02/02/27
	—	50,000	(1)	2.11	02/02/27

(1)                     Vests upon achievement of certain performance-based milestones.

OPTION EXERCISES AND STOCK VESTED

The following table shows for the fiscal year ended December 31, 2017, certain information regarding option exercises and stock vested during the last fiscal year with respect to the Named Executive Officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)
Raul R. Rodriguez	—	—	—	—
Ryan D. Maynard	100,000	$174,000	—	—
Dolly A. Vance	—	—	—	—
Anne-Marie Duliege	—	—	—	—
Eldon C. Mayer, III	—	—	—	—

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

On December 17, 2007, our Board approved our Severance Plan. The Severance Plan provides for the payment of certain benefits to certain eligible employees serving as an executive officer at the time of termination, which includes the Named Executive Officers, in exchange for an effective release of claims if such officer’s employment with us is involuntarily terminated by us or our successor without Cause (as defined in the Severance Plan) or due to a Resignation for Good Reason (as defined in the Severance Plan), in either case, on or within 18 months following the effective date of a Change of Control (as defined in the Severance Plan). The severance compensation includes a lump sum cash severance payment calculated using a multiple of the aggregate amount of the eligible employee’s base salary (which is equal to the greater of such eligible employees base salary in effect immediately prior to the Change of Control or the termination) and the average percentage of the target bonus earned over the last two years applied to the current target bonus (referred to as the Eligible Bonus). The multiple ranges from 2.0 for senior vice presidents and vice presidents to 2.5 for any executive vice presidents, President and the Chief Executive Officer. If the plan had been triggered in 2017, each of our Named Executive Officers would have each received a lump sum cash payment equal to 2.5 times the sum of his or her base salary and Eligible Bonus. In November 2008, our Compensation Committee approved and we adopted amendments to the Severance Plan to reflect the requirements of the final regulations of Section 409A of the Code. Among the changes were revised definitions of “qualifying termination,” elimination of the participants’ discretion to choose the order of reduction of benefits if a reduction is necessary under the parachute payment provisions, and addressing the timing of payments in connection with the execution and effectiveness of a general waiver and release. In December 2010, the Compensation Committee approved, and we adopted, an amendment and restatement of the Severance Plan, effective January 1, 2011, to, among other things, (i) replace the Severance Plan’s parachute payment gross-up provision with a best-after-tax provision, (ii) extend the term of the Severance Plan so that it automatically renews on January 1, 2012 and each subsequent January 1 thereafter and (iii) revise the Severance Plan’s COBRA premium benefit provision. As revised, the Severance Plan provides for continued health benefit eligibility, taxed payment to the executive for COBRA premiums for continuation coverage (including coverage for his or her eligible dependents) for up to 18 months, full accelerated vesting and exercisability of all of his or her then-outstanding equity awards, and an extended period of one-year from termination to exercise his or her non-expired stock options.

2017 POTENTIAL PAYMENTS UPON CHANGE IN CONTROL AND TERMINATION TABLE

The following table provides information on severance benefits that would have become payable under the existing employment, severance and change in control agreements if the employment of the indicated named executive officer had terminated on December 31, 2017.

	Voluntary Termination for Good Reason or Involuntary Termination Without Cause within 18 months After a Change of Control
Name and Principal Position	Health Care Benefits ($)(1)	Salary and Bonus ($)(2)	Equity Acceleration ($)(3)	Estimated Excise Tax Gross-Up ($)(4)
Raul R. Rodriguez	13,096	2,240,250	1,430,375	—
Ryan D. Maynard	55,912	1,562,636	265,500	—
Dolly A. Vance	30,201	1,683,736	478,037	—
Anne-Marie Duliege	49,443	1,307,813	872,156	—
Eldon C. Mayer, III	55,912	1,118,906	156,719	—

(1)                     Represents the full amount of premiums for continued coverage under our group health plans for each executive officer and his or her eligible dependents for 18 months following termination of service, provided the executive officer timely elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”).

(2)                     Represents the lump sum cash severance benefit equal to 2.5 × (2017 base salary + an amount equivalent to the Expected Percentage of 2017 target bonus, where Expected Percentage equals the average percentage such officer actually received of his or her target bonus for the previous two years).

(3)                     Represents the spread value of the outstanding unvested options with accelerated vesting benefits that were in the money on December 31, 2017, calculated based on the closing price of our common stock of $3.88 on December 29, 2017, the last trading day of fiscal 2017, over the exercise price of such unvested options subject to vesting acceleration.

(4)                     Effective January 1, 2011, we replaced the Severance Plan’s parachute payment gross-up provision with a best-after-tax provision, pursuant to an amendment and restatement of the Severance Plan, as further described in this section above. Accordingly, no gross-up amounts would have been paid as of December 31, 2017.

DIRECTOR COMPENSATION

Our Compensation Committee reviews pay levels for non-employee directors each year with assistance from Radford, who prepares a comprehensive assessment of our non-employee director compensation program. That assessment includes benchmarking of director compensation against the same peer group used for executive compensation purposes, an update on recent trends in director compensation, and a review of related corporate governance best practices. Following that review, the Board of Directors, consistent with the recommendation of the Compensation Committee, maintained the cash compensation from 2016 for each non-employee director. For services provided in 2017, each non-employee director received, paid on a quarterly basis for quarters served, a yearly retainer of $45,000 and the Chairman of the Board received an additional $40,000. The Audit Committee chair received an additional yearly retainer of $22,000, the Nominating and Corporate Governance Committee chair received an additional yearly retainer of $10,000, the Compensation Committee chair received an additional yearly retainer of $15,000, the Finance Committee chair received an additional yearly retainer of $10,000, and the Scientific & Clinical Trial Advisory Committee Chair received an additional yearly retainer of 15,000. Each non-chair member of the Audit Committee received an additional yearly retainer of $12,000. Each non-chair member of the Compensation Committee received an additional yearly retainer of $10,000. Each non-chair member of the Nominating and Corporate Governance Committee and Finance Committee received an additional yearly retainer of $5,000. Each non-chair member of the Scientific & Clinical Trial Advisory Committee received an additional yearly retainer of $10,000. In the fiscal year ended December 31, 2017, the total cash compensation earned by non-employee directors was $482,000, of which $351,250 was paid in 2017 and $130,750 was paid in 2018.

In 2017, each non-employee director who continued to serve as a non-employee director automatically received, under the Directors’ Plan, an annual option grant to purchase 40,000 shares of common stock, as further described below. In addition, each person elected or appointed for the first time to be a non-employee director automatically was eligible to receive, upon the date of his or her initial election or appointment to be a non-employee director by the Board or our stockholders, an initial grant to purchase 80,000 shares of common stock on the terms and conditions set forth in the Directors’ Plan.

Each of our non-employee directors receives stock option grants under our Directors’ Plan. Only non-employee directors are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are not intended to qualify as incentive stock options under the Code. Option grants under the Directors’ Plan are non-discretionary. No other options may be granted at any time under the Directors’ Plan. The exercise price of options granted under the Directors’ Plan is 100% of the fair market value of our common stock on the date of the option grant. The Board administers the Directors’ Plan such that (a) initial option grants vest in equal monthly installments over the shorter of three years from the date of grant or the period beginning on the date the director is appointed to the Board and ending on the date of the annual meeting at which the director is first considered for election by the stockholders, provided that the non-employee director continues to provide services to us and (b) annual option grants vest in equal monthly installments over one year from the date of grant. The term of options granted under the Directors’ Plan is 10 years. In the event of a merger of Rigel with or into another corporation or a consolidation, acquisition of assets or other change of control transaction involving us, each option either will continue in effect, if we are the surviving entity, or, if neither assumed nor substituted, will accelerate and the option will terminate if not exercised prior to the consummation of the transaction.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2017

The following table shows the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total($)
Bradford S. Goodwin	77,000	64,708	141,708
Gary A. Lyons	109,000	64,708	173,708
Walter H. Moos, Ph.D.	75,000	64,708	139,708
Keith A. Katkin	70,750	64,708	135,458
Peter S. Ringrose, Ph.D.	70,000	64,708	134,708
Stephen A. Sherwin, M.D.	36,000	—	36,000
Gregg A. Lapointe	14,250	192,440	206,690
Brian L. Kotzin, M.D.	30,000	117,488	147,488
Total	482,000	633,468	1,115,468

(1)                     Reflects the aggregate grant date fair value of option awards, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation—Stock Compensation. For additional information on the valuation assumptions with respect to these grants, refer to Note 4 “Stock-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,723,140	$5.64	13,697,264	(1)
Equity compensation plans not approved by security holders	1,685,000	$3.32	115,000	(2)
Total	20,408,140	$5.45	13,812,264	(1)

(1)                     Includes 2,115,568 shares of common stock authorized for future issuance under the Purchase Plan.

(2)                     Represents shares of stock authorized for future issuance under the Inducement Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s common stock as of January 31, 2018 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise indicated, the address for each beneficial owner listed below is: c/o Rigel Pharmaceuticals, Inc., 1180 Veterans Boulevard, South San Francisco, CA 94080.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Five percent stockholders
Entities Affiliated with FMR LLC(2) 245 Summer Street Boston, MA 02109	21,973,663	14.94%
Wellington Management Company, LLP(3) 348 Congress Street Boston, MA 02210	20,295,036	13.8%
Entities Affiliated with BlackRock, Inc.(4) 55 East 52nd Street New York, NY 10055	11,225,669	7.63%
Entities Affiliated with Great Point Partners, LLC(5) 165 Mason St., 3rd Floor Greenwich, CT 06830	7,888,581	5.36%
Entities Affiliated with OppenheimerFunds, Inc.(6) 225 Liberty Street New York, NY 10281	5,010,160	3.41%

Directors and executive officers
Raul R. Rodriguez(7)	3,017,225	2.01%
Dolly A. Vance(8)	1,601,312	1.08%
Ryan D. Maynard(9)	1,405,800	*
Esteban Masuda(10)	480,154	*
Anne-Marie Duliege, M.D.(11)	264,375
Eldon C. Mayer III(12)	147,808	*
Joseph Lasaga(13)	73,203	*
Bradford S. Goodwin(14)	233,333	*
Walter H. Moos, Ph.D.(15)	225,555	*
Peter S. Ringrose, Ph.D.(16)	223,333	*
Gary A. Lyons(17)	223,333	*
Stephen A. Sherwin, M.D.(18)	190,000	*
Keith A. Katkin(19)	153,333	*
Gregg A. Lapointe(20)	66,666	*
Brian L. Kotzin(21)	62,222	*
All executive officers and directors as a group (15 persons)(22)	8,367,652	5.38%

*                             Less than one percent.

(1)                     This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 147,107,882 shares of the common stock of the Company outstanding on January 31, 2018, adjusted as required by rules.

(2)                     FMR LLC is a parent holding company and is the beneficial owner of 21,973,663 shares with sole voting power with respect to 6,591,746 shares and sole dispositive power with respect to all of the shares. Fidelity Growth Company Fund, is the beneficial owner of 10,665,851 shares of the common stock outstanding and has sole voting power with respect to 10,665,851 shares. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(3)                     Wellington Management Group LLP, formerly known as Wellington Management Company, LLP, (“Wellington Management”), an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) promulgate under the Exchange Act, may be deemed to have beneficial ownership of 20,295,036 shares of the common stock of the Company that are held of record by clients of Wellington Management. Wellington Management has shared voting power over 18,182,272 shares. Those clients have the right to receive, or the power to direct the receipt of, dividends or the proceeds from the sale of such securities. No such client is known to have such right or power with respect to more than five percent of the Company’s common stock.

(4)                     BlackRock, Inc. possesses sole voting power over 10,934,006 shares and sole dispositive power over 11,225,669 shares.

(5)                     Biomedical Value Fund, L.P. (“BVF”) is the record owner of 2,095,667 shares of Common Stock (the “BVF Shares”). Great Point Partners, LLC (“Great Point”) is the investment manager of BVF, and by virtue of such status may be deemed to be the beneficial owner of the BVF Shares. Each of Dr. Jeffrey R. Jay, M.D. (“Dr. Jay”), as senior managing member of Great Point, and Mr. David Kroin (“Mr. Kroin”), as special managing member of Great Point, has voting and investment power with respect to the BVF Shares, and therefore may be deemed to be the beneficial owner of the BVF Shares. Biomedical Offshore Value Fund, Ltd. (“BOVF”) is the record owner of 2,996,946 shares of Common Stock (the “BOVF Shares”). Great Point is the investment manager of BOVF, and by virtue of such status may be deemed to be the beneficial owner of the BOVF Shares. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the BOVF Shares, and therefore may be deemed to be the beneficial owner of the BOVF Shares. GEF-SMA, LP (“GEF-SMA”) is the record owner of 2,234,887 shares of Common Stock (the “GEF-SMA Shares”). Great Point is the investment manager of GEF-SMA, and by virtue of such status may be deemed to be the beneficial owner of the GEF-SMA Shares. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the GEF-SMA Shares, and therefore may be deemed to be the beneficial owner of the GEF-SMA Shares. Class D Series of GEF-PS, L.P. (“GEF-PS”) is the record owner of 561,081 shares of Common Stock (the “GEF-PS Shares”). Great Point is the investment manager of GEF-PS and by virtue of such status may be deemed to be the beneficial owner of the GEF-PS Shares. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the GEF-PS Shares, and therefore may be deemed to be the beneficial owner of the GEF-PS Shares

(6)                     OppenheimerFunds, Inc. is the beneficial owner of 5,010,160 shares with sole dispositive power with respect to all of the shares.

(7)                     Includes 2,960,208 shares subject to stock options that are exercisable within 60 days.

(8)                     Includes 1,596,375 shares subject to stock options that are exercisable within 60 days.

(9)                     Includes 1,405,800 shares subject to stock options that are exercisable within 60 days.

(10)              Includes 461,458 shares subject to stock options that are exercisable within 60 days.

(11)              Includes 259,375 shares subject to stock options that are exercisable within 60 days.

(12)              Includes 137,808 shares subject to stock options that are exercisable within 60 days.

(13)              Includes 72,703 shares subject to stock options that are exercisable within 60 days.

(14)              Includes 223,333 shares subject to stock options that are exercisable within 60 days.

(15)              Includes 223,333 shares subject to stock options that are exercisable within 60 days.

(16)              Includes 223,333 shares subject to stock options that are exercisable within 60 days.

(17)              Includes 223,333 shares subject to stock options that are exercisable within 60 days.

(18)              Includes 190,000 shares subject to stock options that are exercisable within 60 days.

(19)              Includes 153,333 shares subject to stock options that are exercisable within 60 days.

(20)              Includes 66,666 shares subject to stock options that are exercisable within 60 days.

(21)              Includes 62,222 shares subject to stock options that are exercisable within 60 days.

(22)              Includes shares owned by and granted to executive officers and directors. Includes 8,259,280 shares subject to stock options that are exercisable within 60 days, as described in the notes above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related-Person Transactions Policy and Procedures

The Company has adopted a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of the Company’s policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee, consultant or director by a related person are not covered by this policy. A related person is any executive officer, director, nominee to become a director or more than 5% stockholder of the Company, including any of their immediate family members, and any entity in which such persons have a 5% or greater beneficial ownership interest.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include, to the extent reasonably available, a description of, among other things, the parties to the transaction, the interests, direct and indirect, of the related persons, a description of the purpose of the transaction, all of the material facts of the proposed transaction, the benefits to the Company of the transaction and whether any alternative transactions were available, whether the proposed transaction is on terms comparable to terms available to or from an unrelated third party and management’s recommendation regarding the proposed transaction.

To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee considers, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.

Certain Transactions

The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

Independence of the Board of Directors

The Nasdaq Stock Market (“Nasdaq”) listing standards require that a majority of the members of a listed company’s Board of Directors qualify as “independent,” as affirmatively determined by the Board. The Board consults with our counsel from time to time to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq.

Consistent with these considerations, after review of all relevant identified transactions and relationships between each director, or any of his family members, and Rigel, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that all of our current directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Raul R. Rodriguez, our Chief Executive Officer who is not an independent director by virtue of his employment with the Company. In making this determination, the Board found that none of the directors or nominees for director determined to be independent by the Board had a material or other disqualifying relationship with Rigel.

Item 14.  Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

In connection with the audit of the 2017 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP that sets forth the terms by which Ernst & Young LLP will perform audit and interim review services for the Company, which engagement agreement is subject to alternative dispute resolution procedures.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2017 and December 31, 2016 by Ernst & Young LLP, the Company’s independent registered public accounting firm (in thousands).

	Fiscal Year Ended
	2017	2016
Audit fees	$1,054	$902
Audit-related fees	—	—
Tax fees	—	—
All other fees	$2	—
Total fees	$1,056	$902

“Audit fees” consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Audit fees in 2017 and 2016 included $75,000 and $80,000, respectively, fees associated with our “at-the-market” public offering and $118,000 and $34,000, respectively, related to two underwritten public offerings, which were completed in February and October 2017.

“Audit-related fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” No such fees were billed during either fiscal year 2017 or 2016.

“Tax fees” include fees for tax compliance, tax planning and tax advice. No tax fees were billed in 2017 or 2016.

“All other fees” consist of fees for products and services other than the services described above.

All fees described above were approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee pre-approves all audit and permissible non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP. These services may include audit services, audit-related services, tax services and other services. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm, or on an individual, explicit case-by-case basis, before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                                 The following documents were filed as part of the registrant’s 2017 Annual Report on Form 10-K filed with the SEC on March 6, 2018:

1.                                      Financial Statements—Index to Financial Statements in Item 8 of the 2017 Annual Report on Form 10-K including selected quarterly financial data for the last two years in Note 12.

2.                                      Financial Statement Schedules—None—As all required disclosures have been made in the footnotes to the financial statements.

(b)                                 Exhibits—The following exhibits are included herein or incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8- K (No. 000-29889) dated May 29, 2012, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000- 29889), dated February 2, 2007, and incorporated herein by reference).

4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) dated June 24, 2003, and incorporated herein by reference).

4.3

Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

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

10.6*

Amendment to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000-29889) and incorporated herein by reference).

10.7

Amendment No. Two to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.8

Amendment No. Three to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated July 24, 2006 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.9

Amendment No. Four to Build-to-Suit Lease between Rigel and HCP BTC, LLC, dated February 1, 2009 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (No. 000-29889) and incorporated herein by reference).

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

10.15+

Employment Agreement between Rigel and Elliott B. Grossbard, dated as of March 18, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000- 29889) and incorporated herein by reference).

10.16+

Separation Agreement by and between Rigel and Elliot Grossbard, M.D., dated June 30, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (No. 000-29889) filed on August 2, 2016 and incorporated herein by reference).

10.17+

Clinical Research Consulting Agreement by and between Rigel and Elliot Grossbard, M.D., dated June 27, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (No. 000-29889) filed on August 2, 2016 and incorporated herein by reference).

10.18+

Offer Letter from Rigel to Anne-Marie Duliege, dated February 4, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (No. 000-29889) filed on May 3, 2016 and incorporated herein by reference).

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

10.22+	Form of Indemnity Agreement (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889), as amended, and incorporated herein by reference).

10.23+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).

10.24+

2000 Non-Employee Directors’ Stock Option Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (No. 000-29889) filed on August 21, 2017 and incorporated herein by reference).

10.25+

Amended and Restated Employment Agreement between Rigel and Donald G. Payan, effective January 1, 2011 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.26+

Separation Agreement by and between Rigel Pharmaceuticals, Inc. and Donald G. Payan, M.D., dated September 15, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (No. 000-29889) filed on November 1, 2016 and incorporated herein by reference).

10.27+

Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.28+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.29*

License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 16, 2010 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.30+

2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (No. 000-29889) filed on August 21, 2017 and incorporated herein by reference).

10.31*

Termination Agreement between Rigel and Pfizer, Inc., dated May 2, 2011 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (No. 000-29889) and incorporated herein by reference).

10.32+

Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (No. 000-29889) and incorporated herein by reference).

10.33+	2012 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 8, 2012, and incorporated herein by reference).

10.34+	2013 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 14, 2013, and incorporated herein by reference).

10.35+	2014 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 20, 2014, and incorporated herein by reference).

10.36+	2015 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on January 30, 2015, and incorporated herein by reference).

10.37+	2016 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on January 26, 2016, and incorporated herein by reference).

10.38+	2017 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000 29889) filed on February 8, 2017, and incorporated herein by reference).

10.39+

Rigel Pharmaceuticals, Inc. Inducement Plan, as amended (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

10.40+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Rigel Inducement Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on October 11, 2016, and incorporated herein by reference).

10.41

Amendment No. Five to Build-to-Suit Lease between Rigel Pharmaceuticals, Inc. and HCP BTC, LLC, dated July 24, 2017 (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

10.42+

Transition and Separation Agreement between Rigel Pharmaceuticals, Inc. and Ryan Maynard dated December 14, 2017 (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

23.1

Consent of Independent Registered Public Accounting Firm (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

24.1	Power of Attorney (included on the signature page to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

31.1

Certification required by Rule 13a-14(a) or Rule 15d-14(a) (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

31.2

Certification required by Rule 13a-14(a) or Rule 15d-14(a) (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

31.3#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.4#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1•

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

101.INS	XBRL Instance Document (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

101.LAB

XBRL Taxonomy Extension Labels Linkbase Document (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018)/

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document (filed as an exhibit to Rigel’s Annual Report on Form 10-K (File No. 001-29889) for the period ended December 31, 2017, as filed with the SEC on March 6, 2018).

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 29, 2018.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer

By:	/s/ NELSON D. CABATUAN
Nelson D. Cabatuan Interim Principal Accounting Officer