Form 10-Q
period 2018-03-31
RIGEL PHARMACEUTICALS INC
filed 2018-05-01
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of April 26, 2018, there were 163,580,297 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31 2018

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2018	2017(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,125	$38,290
Short-term investments	54,175	77,461
Prepaid and other current assets	2,320	1,682
Total current assets	96,620	117,433
Property and equipment, net	1,439	875
Other assets	754	803
	$98,813	$119,111
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,623	$2,636
Accrued compensation	4,746	7,059
Accrued research and development	5,872	5,028
Other accrued liabilities	5,549	3,330
Deferred liability – sublease, current portion	—	284
Total current liabilities	18,790	18,337

Long-term portion of deferred rent	178	90
Other long-term liabilities	38	38

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	148	147
Additional paid-in capital	1,242,985	1,239,435
Accumulated other comprehensive loss	(87)	(82)
Accumulated deficit	(1,163,239)	(1,138,854)
Total stockholders’ equity	79,807	100,646
	$98,813	$119,111

(1)	The balance sheet at December 31, 2017 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2017.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Contract revenues from collaborations	$—	$3,584
Costs and expenses:
Research and development	11,242	12,376
General and administrative	13,492	7,410
Total costs and expenses	24,734	19,786

Loss from operations	(24,734)	(16,202)
Interest income	349	156
Gain on disposal of assets	—	732
Net loss	$(24,385)	$(15,314)

Net loss per share, basic and diluted	$(0.17)	$(0.13)

Weighted average shares used in computing net loss per share, basic and diluted	147,114	113,598

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(24,385)	$(15,314)
Other comprehensive income (loss):
Net unrealized loss on short-term investments	(5)	(11)

Comprehensive loss	$(24,390)	$(15,325)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(24,385)	$(15,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,540	955
Gain on disposal of assets	—	(732)
Loss on sublease	—	495
Depreciation and amortization	113	126
Net amortization of premium on short-term investment	(134)	(33)
Changes in assets and liabilities:
Prepaid and other current assets	(638)	65
Other assets	533	33
Accounts payable	(493)	(4,385)
Accrued compensation	(2,313)	(1,464)
Accrued research and development	844	349
Other accrued liabilities	2,184	439
Deferred rent and other long term liabilities	(645)	(1,296)
Net cash used in operating activities	(23,394)	(20,762)
Investing activities
Purchases of short-term investments	(5,235)	(33,385)
Maturities of short-term investments	28,650	32,544
Proceeds from disposal of assets	—	732
Capital expenditures	(197)	(41)
Net cash provided by (used in) investing activities	23,218	(150)
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	2,011	341
Proceeds from sale and issuance of common stock, net of offering costs	—	43,083
Net cash provided by financing activities	2,011	43,424
Net increase in cash and cash equivalents	1,835	22,512
Cash and cash equivalents at beginning of period	38,290	17,632
Cash and cash equivalents at end of period	$40,125	$40,144

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

2.Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2017 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

3.Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. To date, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments. Under our previous accounting policy, we recognized contingent payments as revenue in the period that the payment-triggering event occurred or is achieved. However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We adopted this new standard on January 1, 2018 using the modified retrospective approach. Because all of the performance obligations for our outstanding collaboration agreements had been completed prior to December 31, 2017, we did not record any adjustment on the opening balance of Accumulated Deficit as of January 1, 2018.

Under this new guidance, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine whether arrangements are within the scope of this new guidance, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance performance obligation. The Company applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of this new guidance, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Contingencies

In the first quarter of 2017, we entered into a consulting agreement with a third party, pursuant to which we may be required to pay amounts ranging from $1.5 million to $4.0 million if certain future milestone events occur.  As of March 31, 2018, we concluded that certain future milestone events are probable of achievement. Accordingly, we recorded a contingent liability of $3.0 million as of March 31, 2018. Of this amount, $1.5 million was recognized as expense during the three months ended March 31, 2018 and was recorded as part of general and administrative expenses in the Statements of Operations.

4. Stock Award Plans

We have four stock option plans, our 2011 Equity Incentive Plan (2011 Plan), 2000 Equity Incentive Plan (2000 Plan), 2000 Non-Employee Directors’ Stock Option Plan (Directors’ Plan) and the Inducement Plan, that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), wherein eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. We account for forfeitures as they occur.

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

5.Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include stock options and shares issuable under our stock award plans. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Outstanding stock options	20,985	21,756
Purchase Plan	94	63
Total	21,079	21,819

6.Stock-based Compensation

Total stock-based compensation expense related to all of our share-based payments that we recognized for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	2018	2017
General and administrative	$940	$595
Research and development	600	360
Total stock-based compensation expense	$1,540	$955

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. We have segregated option awards into the following three homogenous groups for the purposes of determining fair values of options: officers and directors, all other employees, and consultants. We account for forfeitures as they occur.

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

•

Expected term—For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods. We analyzed various historical data to determine the applicable expected term for each of the other option groups. This data included: (1) for exercised options, the term of the options from option grant date to exercise date; (2) for cancelled options, the term of the options from option grant date to cancellation date, excluding non-vested option forfeitures; and (3) for options that remained outstanding at the balance sheet date, the term of the options from option grant date to the end of the reporting period and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each employee group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we considered the optionee type (i.e., officers and directors or all other employees) and other factors that may affect the expected term of the options.

•	Risk-free interest rate—The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group.

•	Dividend yield—The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the future.

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Risk-free interest rate	2.7%	2.3%
Expected term (in years)	6.7	6.8
Dividend yield	0.0%	0.0%
Expected volatility	64.6%	62.9%

The exercise price of stock options is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 3,396,975 shares of common stock during the three months ended March 31, 2018 with a grant-date weighted-average fair value of $2.79 per share.  As of March 31, 2018, we have 2,672,500  shares related to outstanding performance-based stock option awards with a grant date fair value of $5.7 million which will vest upon achievement of certain corporate performance-based milestones. Of this amount, 1,160,000 shares related to performance-based stock option awards wherein the achievement of the corresponding corporate-based milestones was probable.  Accordingly, we recognized $1.6 million in stock-based compensation expense, of which $402,000 was recorded in the first quarter of 2018.  As of March 31, 2018, there was approximately $4.2 million of unrecognized compensation cost related to these outstanding performance stock options.

As of March 31, 2018, there was approximately $14.2 million of unrecognized stock-based compensation cost related to all unvested time-based and performance-based stock options granted under our equity incentive plans.

At March  31, 2018, there were 10,544,883 shares of common stock available for future grant under our equity incentive plans and 652,891 options to purchase shares were exercised during the three months ended March 31, 2018.

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

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on July 1, 2016 because the fair market value of our stock on June 30, 2016 was lower than the fair market value of our stock on January 5, 2015, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and will recognize the related stock-based compensation expense according to FASB ASC Subtopic No. 718-50, Employee Share Purchase Plans. The total incremental fair value for this Purchase Plan “reset” was approximately $1.0 million and is being recognized as expense from July 1, 2016 to June 30, 2018.

As of March  31, 2018, there were approximately 2,115,568 shares reserved for future issuance under the Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three months ended March  31, 2018 and 2017. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Three Months Ended
	March 31,
	2018	2017
Risk-free interest rate	0.6%	0.5%
Expected term (in years)	2.0	1.5
Dividend yield	0.0%	0.0%
Expected volatility	63.8%	63.1%

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

8.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. Currently, we are a party to collaboration agreements, but do not have ongoing performance obligations, with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, Aclaris Therapeutics International Limited (Aclaris) for the development and commercialization of janus kinase (JAK) inhibitors for the treatment of alopecia areata and other dermatological conditions, AstraZeneca (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio AS (BerGenBio) for the development and commercialization of AXL inhibitors in oncology, and Daiichi Sankyo (Daiichi) to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $532.4 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $145.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it.  In February 2017, we received $3.3 million from BerGenBio as a result of BerGenBio advancing BGB324, an AXL kinase inhibitor licensed under the agreement, to a Phase 2 clinical study.  All deliverables under the agreement had been previously delivered, as such, the above payments of $3.3 million was recognized as revenue in the first quarter of 2017.

9.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Cash	$2,986	$582
Money market funds	4,686	2,795
U.S. treasury bills	6,729	6,726
Government-sponsored enterprise securities	6,179	7,826
Corporate bonds and commercial paper	73,720	97,822
	$94,300	$115,751
Reported as:
Cash and cash equivalents	$40,125	$38,290
Short-term investments	54,175	77,461
	$94,300	$115,751

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2018	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$6,741	$—	$(12)	$6,729
Government-sponsored enterprise securities	6,192	—	(13)	6,179
Corporate bonds and commercial paper	73,782	1	(63)	73,720
Total	$86,715	$1	$(88)	$86,628

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$6,733	$—	$(7)	$6,726
Government-sponsored enterprise securities	7,835	—	(9)	7,826
Corporate bonds and commercial paper	97,888	1	(67)	97,822
Total	$112,456	$1	$(83)	$112,374

As of March  31, 2018, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 85 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of March  31, 2018 through their respective maturity dates. At March  31, 2018, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of March  31, 2018, a total of 32 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at March  31, 2018.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

March 31, 2018	Fair Value	Unrealized Losses
U. S. treasury bills	$6,729	$(12)
Government-sponsored enterprise securities	6,179	(13)
Corporate bonds and commercial paper	35,513	(63)
Total	$48,421	$(88)

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

We do not have fair valued assets and liabilities classified under Level 3.

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$4,686	$—	$—	$4,686
U.S. treasury bills	—	6,729	—	6,729
Government-sponsored enterprise securities	—	6,179	—	6,179
Corporate bonds and commercial paper	—	73,720	—	73,720
Total	$4,686	$86,628	$—	$91,314

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$2,795	$—	$—	$2,795
U.S. treasury bills	—	6,726	—	6,726
Government-sponsored enterprise securities	—	7,826	—	7,826
Corporate bonds and commercial paper	—	97,822	—	97,822
Total	$2,795	$112,374	$—	$115,169

11.Lease Agreements

We currently lease our research and office space under a noncancelable lease agreement with our landlord, HCP BTC, LLC (formerly known as Slough BTC, LLC) which was originally set to expire in 2018. The lease term provides for renewal option for up to two additional periods of five years each. In July 2017, we exercised our option to extend the term of our lease for another five years through January 2023 and modified the amount of monthly base rent during such renewal period. We reevaluated our lease classification and continue to classify our lease as an operating lease during the renewal period.

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $21.2 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

12.Subsequent Events

In April 2018, we completed an underwritten public offering in which we sold 16,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.90 per share. We received net proceeds of approximately $58.4 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our ability to successfully launch TAVALISSE in the United States by the end of May 2018; our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first FDA approved product is TAVALISSE™ (fostamatinib disodium hexahydrate), an oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia who have had an insufficient response to a previous treatment.  Our current clinical programs include Phase 2 studies of fostamatinib in autoimmune hemolytic anemia and IgA nephropathy. In addition, we have product candidates in development with partners BerGenBio AS, Daiichi Sankyo, and Aclaris Therapeutics.

Since inception, we have financed our operations primarily through the sale of equity securities, and contract payments under our collaboration agreements. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of March 31, 2018, we had approximately $94.3 million in cash, cash equivalents and short term investments. In April 2018, we completed an underwritten public offering in which we sold 16,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.90 per share. We received net proceeds of approximately $58.4 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-Q filing date. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines.

Our revenues have consisted primarily of revenues from sponsored research and license agreements with our corporate collaborators. Our potential future revenues may include sales from the launch of TAVALISSE (fostamatinib disodium hexahydrate), payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

On April 17, 2018, we announced that the FDA had approved fostamatinib for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment.  On April 30, 2018,  we announced that the American Journal of Hematology published positive results from the FIT Phase 3 clinical program. We expect to launch fostamatinib in the U.S. on our own in late May 2018. We plan to enter into partnership with third parties to commercialize fostamatinib in Europe and Asia.

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

On August 30, 2016, we announced the results of the first study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control (p=0.0261). On October 20, 2016, we announced the results of the second study, reporting that the response rate was 18%, consistent with the first study.  However, one patient in the placebo group (4%) achieved a stable platelet response, therefore the difference between those on treatment and those on placebo did not reach statistical significance (p=0.152) and the study did not meet its primary endpoint. Using the most conservative sensitivity analysis, rather than the protocol’s prespecified analysis, one more patient in the second study is considered a non-responder, resulting in 8 of 50 (16%) responders on fostamatinib (p = 0.256 vs. placebo). When the data from both studies are combined, however, this difference is statistically significant (p=0.007).

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

A stable response was defined as a patient achieving platelet counts of greater than 50,000/uL on more than 4 of the 6 visits between weeks 14 and 24, without rescue medication. In the post-study analysis we performed, a clinically-relevant platelet response was defined to include patients achieving one platelet count over 50,000/uL during the first 12 weeks of treatment, in absence of rescue medication, but who did not otherwise meet the stable response criteria. Once the platelet count of greater than 50,000/uL is achieved, a loss of response was defined as two consecutive platelet counts of less than 30,000/uL in any subsequent visits. In the combined dataset of both stable and clinically-relevant platelet responders for the FIT studies, the response rate was 43% (43/101), compared to 14% (7/49) for placebo (p=0.0006).

The most frequent adverse events were gastrointestinal-related, and the safety profile of the product was consistent with prior clinical experience, with no new or unusual safety issues uncovered.

We submitted an NDA for fostamatinib in ITP in April 2017, which was accepted by the FDA in June 2017, with an action date for the FDA to complete its review by April 17, 2018, under the PDUFA. On April 17, 2018, we announced that the FDA had approved TAVALISSETM (fostamatinib disodium hexahydrate) for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment. On April 30, 2018,  we announced that the American Journal of Hematology published positive results from the FIT Phase 3 clinical program. We expect to launch TAVALISSETM in the U.S. on our own in late May 2018. We plan to enter into partnership with third parties to commercialize fostamatinib in Europe and Asia.

Commercial launch activities, including sales and marketing

We expect to commercialize TAVALISSE in the U.S. on our own in late May 2018. We plan to enter into partnerships with third parties to commercialize fostamatinib in Europe, Asia and rest of the world. A significant portion of our operating expenses in 2018 will be related to our commercial launch activities for TAVALISSE. Specifically, our marketing and sales efforts will be focused on targeting approximately 3,000 hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients. We expect to continue to hire and recruit experienced commercial professionals, including sales representatives in the hematology area, and commercial operations, marketing, and market access professionals to support these efforts.

Competitive landscape for TAVALISSE

Our industry is intensely competitive and subject to rapid and significant technological change. Fostamatinib will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, there are existing therapies and drug candidates in development for the treatment of ITP that may be alternative therapies to fostamatinib.

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

On April 3, 2018, we announced that trial did not achieve statistical significance for its primary endpoint, which was mean change in  proteinuria comparing fostamatinib dose groups to placebo controls in all patients studied.  However, in a pre-specified subgroup analysis of patients with greater than 1 gram/day of proteinuria at baseline, the initial data showed a greater reduction in proteinuria in fostamatinib-treated patients relative to placebo patients (this finding did not reach statistical significance). Patients with greater than 1 gram/day of proteinuria have an increased risk of disease progression and represent an unmet medical need. Current guidance for clinical trials in IgAN recommends studying patients with greater than 1 gram/day of proteinuria at entry. Further analysis, including histology, are expected later in late 2018.

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

Orally available fostamatinib program.  Our Phase 2 clinical trial, also known as SOAR study, is currently enrolling patients with warm AIHA in the second stage of the trial. The trial is an open-label, multi-center, two-stage study that will evaluate the efficacy and safety of fostamatinib in patients with warm AIHA who have previously received treatment for the disorder, but have relapsed. Stage 1 completed enrollment for 19 patients (17 patients evaluable for efficacy) who received 150 mg of fostamatinib orally twice a day for a period of 12 weeks, with an option of entering into a long-term extension study. The patients returned to the clinic every two weeks for blood draws and medical assessment. The primary efficacy endpoint of this study was to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline.

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

Partnered Clinical Programs

R548 (ATI-501 and ATI-502) - Aclaris

Aclaris is developing ATI-501 and ATI-502 an oral and topical Janus Kinase (JAK) 1/3 inhibitor. ATI- 501 is being developed as an oral treatment for patients with AA, including the more severe forms of AA that result in total scalp hair loss, known as alopecia totalis, and total hair loss on the scalp and body, known as alopecia universalis. This Phase 1 cross-over trial was conducted in 12 healthy volunteers at one investigational center in the U.S. to assess the safety, bioavailability, and pharmacodynamics of ATI-501. Aclaris is expected to initiate Phase 2 trials in the second half of 2018.

In the trial, treatment with ATI-501 capsules was well tolerated, with a safety profile similar to placebo. No clinically significant laboratory abnormalities were observed. These data are consistent with results from an earlier Phase 1 clinical trial in 44 healthy volunteers in which the study drug was well tolerated at all doses, with a safety profile similar to placebo. During the fourth quarter of 2017, three Phase 2 studies with the topical treatment ATI-502 in AA and Vitilago were initiated with initial results expected in 2018.

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

BerGenBio initiated Phase 1/2 studies with BGB324 as a single agent in relapsed acute myeloid leukaemia (AML) and myelodysplastic syndrome (MDS); and in combination with erlotinib (Tarceva®) in advanced (EGFR-positive) NSCLC. BerGenBio is also initiating Phase 2 studies with BGB324 in combination with KEYTRUDA® (pembrolizumab) in non-small cell adenocarcinoma of the lung and triple negative breast cancer (TNBC) in collaboration with another company.

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

During the second quarter of 2017, we selected a molecule from our IRAK program for preclinical development. The molecule was selected for development based on its ability to inhibit both the IRAK 1 and IRAK 4 signaling pathways in preclinical studies, potentially providing a clinical benefit in autoimmune and inflammatory diseases such as psoriasis, lupus, gout, psoriatic arthritis and multiple sclerosis. We expect to initiate clinical trials in the second quarter of 2018.

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. Currently, we are a party to collaboration agreements, but do not have ongoing performance obligations, with BMS for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $532.4 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $145.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it.  In February 2017, we received $3.3 million from BerGenBio as a result of BerGenBio advancing BGB324, an AXL kinase inhibitor licensed under the agreement, to a Phase 2 clinical study. All deliverables under the agreement had been previously delivered, as such, the above payments of $3.3 million was recognized as revenue in the first quarter of 2017.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended
	March 31,		From January 1, 2007*
	2018	2017	to March 31, 2018

Categories:
Research	$2,507	$2,627	$228,873
Development	6,638	7,532	348,807
Other	2,097	2,217	232,423
	$11,242	$12,376	$810,103

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.5 million and $1.9 million for the three months ended March  31, 2018 and 2017, respectively, and allocated stock-based compensation expenses of approximately $600,000 and $360,000 for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March  31, 2018 and 2017, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, IRAK, IgAN and AIHA programs, and allocated facilities costs.

For further discussion on research and development activities, see “Research and Development Expense” under “Results of Operations” below.

Results of Operations

Three Months Ended March 31, 2018 and 2017

Revenues

	Three Months Ended
	March 31,		Aggregate
	2018	2017	Change
		(in thousands)
Contract revenues from collaborations	$—	$3,584	$(3,584)

There were no contract revenues from collaborations during the three months ended March 31, 2018. Contract revenues from collaborations of $3.6 million during the three months ended March 31, 2017 is comprised primarily of the $3.3 million payment from BerGenBio as a result of advancing BGB324, a selective, potent and orally available small molecule.

Our potential future revenues may include sales from the launch of fostamatinib in ITP, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Research and Development Expense

	Three Months Ended
	March 31,		Aggregate
	2018	2017	Change
		(in thousands)
Research and development expense	$11,242	$12,376	$(1,134)
Stock-based compensation expense included in research and development expense	$600	$360	$240

The decrease in research and development expense for the three ended March  31, 2018, compared to the same period in 2017,  was primarily due to the decreases in 2018 of costs related to clinical trials as well as the submission of our NDA for fostamatinib in ITP of $2.2 million, allocated facility costs of $367,000 and research supplies of $180,000, partially offset by increases in personnel costs.

We expect our research and development expense in 2018 to remain relatively consistent on a quarterly basis.

General and Administrative Expense

	Three Months Ended
	March 31,		Aggregate
	2018	2017	Change
		(in thousands)
General and administrative expense	$13,492	$7,410	$6,082
Stock-based compensation expense included in general and administrative expense	$940	$595	$345

The increase in general and administrative expense for the three months ended March  31, 2018, compared to the same period in 2017, was primarily due to the increased expenses related to commercial launch preparation costs of fostamatinib in ITP of $5.0 million, including personnel costs.

We expect our general and administrative expense in 2018 to increase as we as continue our efforts in the commercial launch of TAVALISSE (fostamatinib disodium hexahydrate), including hiring experienced commercial professionals, as well as sales representatives in the hematology and hematology-oncology area.

Interest Income

	Three Months Ended
	March 31,		Aggregate
	2018	2017	Change
		(in thousands)
Interest income	$349	$156	$193

Interest income results from our interest-bearing cash and investment balances. The increases in interest income for the three months ended March  31, 2018, as compared to the same period in 2017 were primarily due to the higher yield on our investments.

Gain on Disposal of Assets

	Three Months Ended
	March 31,		Aggregate
	2018	2017	Change
		(in thousands)
Gain on disposal of assets	$—	$732	$(732)

Gain on disposal of assets during the three months ended March  31, 2017 related to the proceeds from the sale of our fully depreciated property and equipment.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to our stock based compensation and the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that with the exception of adopting ASU 2014-09 as of January 1, 2018, as discussed below, there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. To date, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments. Under our previous accounting policy, we recognized contingent payments as revenue in the period that the payment-triggering event occurred or is achieved. However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We adopted this new standard on January 1, 2018 using the modified retrospective approach. Because all of the performance obligations for our outstanding collaboration agreements had been completed prior to December 31, 2017, we did not record any adjustment on the opening balance of Accumulated Deficit as of January 1, 2018.

Under this new guidance, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company  expects to receive in exchange for those goods or services. To determine whether arrangements are within the scope of this new guidance, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance performance obligation. The Company applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of this new guidance, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities and contract payments under our collaboration agreements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our preparation for commercial launch of TAVALISSE (fostamatinib disodium hexahydrate).

As of March 31, 2018, we had approximately $94.3 million in cash, cash equivalents and short‑term investments, as compared to approximately $115.8 million as of December 31, 2017, a decrease of approximately $21.5 million. The decrease was primarily attributable to the payments associated with funding our operating expenses during the three months ended March  31, 2018, partially offset by the $2.0 million proceeds from issuances of common stock upon exercise of options.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the three months ended March 31, 2018, we received approximately $1.4 million of sublease income and reimbursements. We expect to receive approximately $21.2 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023. In April 2018, we completed an underwritten public offering in which we sold 16,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.90 per share. We received net proceeds of approximately $58.4 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-Q filing date. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through the proceeds from exercise of stock options and interest income earned on the investment of our excess cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend upon many factors, including, but not limited to:

•	the costs to commercialize TAVALISSE for the treatment of ITP in the United States, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

Insufficient funds may require us to delay, scale back or eliminate some or all of our commercial efforts and/or research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.

For the three months ended March  31, 2018 and 2017, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,394)	$(20,762)
Investing activities	23,218	(150)
Financing activities	2,011	43,424
Net increase in cash and cash equivalents	$1,835	$22,512

Net cash used in operating activities was approximately $23.4 million for the three months ended March 31, 2018, compared to approximately $20.8 million for the three months ended March 31, 2017. Net cash used in operating activities for the three months ended March 31, 2018 was primarily due to the cash payments related to our research and development programs and commercial launch preparation costs. Net cash used in operating activities for the three months ended March 31, 2017 was primarily due to the cash payments related to our research and development programs, partially offset by the $3.3 million payment we received from BerGenBio.  The timing of cash requirements may vary from period to period depending on our commercial launch activities related to TAVALISSE (fostamatinib disodium hexahydrate), our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $23.2 million for the three months ended March 31, 2018, compared net cash used in investing activites of approximately $150,000 for the three months ended March 31, 2017. Net cash provided by investing activities during the three months ended March 31, 2018 related to net maturities of short-term investments, partially offset by capital expenditures.  Net cash used in investing activities during the three months ended March 31, 2017 related to net purchases of short-term investments as well as capital expenditures, partially offset by the proceeds from disposal of property and equipment. Capital expenditures were approximately $197,000 for the three months ended March 31, 2018, compared to approximately $41,000 for the same period in 2017.

Net cash provided by financing activities was approximately $2.0 million for the three months ended March 31, 2018, compared to approximately $43.4 million for the three months ended March 31, 2017. Net cash provided by financing activities for the three months ended March 31, 2018 related to the cash proceeds received from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2017 consisted of net proceeds of $43.0 million from issuance of common stock pursuant to the underwritten public offering, as well as proceeds from exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

We have agreements with certain CROs to conduct our clinical trials and with third parties relative to our commercial launch of fostamatinib. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE (fostamatinib disodium hexahydrate). We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of March 31, 2018, we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$47,203	$9,052	$19,204	$18,947	$—

(1)

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $21.2 million which we expect to receive over the term of the sublease through January 2023.

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

In the first quarter of 2017, we entered into a consulting agreement with a third party, pursuant to which we may be required to pay amounts ranging from $1.5 million to $4.0 million if certain future milestone events occur.  As of March 31, 2018, we concluded that certain future milestone events are probable of achievement. Accordingly, we recorded a contingent liability of $3.0 million as of March 31, 2018. Of this amount, $1.5 million was recognized as expense during the three months ended March 31, 2018 and was recorded as part of general and administrative expenses in the Statements of Operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and principal accounting officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls. Effective March 2018, we implemented a new accounting system to support our financial reporting (as defined in Rule 13a-15(f). Therefore, modifications to the design and documentation of internal control processes and procedures relating to the new systems to replace and supplement existing internal controls over financial reporting were made as appropriate. The changes were undertaken to enhance our system and reporting capabilities to support our growth, and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2018.

Even if we, or any of our collaborative partners, are able to commercialize TAVALISSE (fostamatinib disodium hexahydrate) or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, any of which could harm our business.*

The commercial success of any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future will depend substantially on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any of our collaborative partners, may not be able to successfully commercialize TAVALISSE or any of our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any of our collaborative partners, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any of our collaborative partners, to successfully commercialize fostamatinib or any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors.

Additionally, the approved labeling ultimately approved for any of our product candidates for which we have or may obtain regulatory approval may include restrictions on their uses and may be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. If we or any of our collaborative partners do not timely obtain or comply with the labeling approval by the FDA on any of our product candidates, it may delay or inhibit our ability to successfully commercialize our products and generate revenues.

Our prospects are highly dependent on the successful commercialization of TAVALISSE™ (fostamatinib disodium hexahydrate), which received approval in April 2018 from the FDA for patients with chronic ITP who have had an insufficient response to a previous treatment. To the extent that TAVALISSE is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline. *

TAVALISSE is our only drug that has been approved for sale and it has only been approved in the United States for patients with chronic ITP who have had an insufficient response to a previous treatment. We are focusing a significant portion of our activities and resources on fostamatinib, and we believe our prospects are highly dependent on, and a significant portion of the value of our Company relates to, our ability to successfully commercialize TAVALISSE in the United States.

Successful commercialization of TAVALISSE is subject to many risks. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with fostamatinib for its approved indication. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

Market acceptance of fostamatinib and any our or collaborative partners’ future product candidates that may receive approval, will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of the product as well as competitive products;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;

•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies, if any;

•	the convenience of prescribing, administrating and initiating patients on the product;

•	the potential and perceived advantages of the product over alternative treatments;

•	the potential and perceived value of the product over alternative treatments;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of sales and marketing efforts.

Even if we are successful in building out our commercial team, there are many factors that could cause the launch and commercialization of TAVALISSE to be unsuccessful, including a number of factors that are outside our control. The commercial success of TAVALISSE depends on the extent to which patients and physicians accept and adopt TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. We also do not know how physicians, patients and payors will respond to the pricing of fostamatinib. In particular, our insight into pricing sensitivity may be delayed because as part of our initial launch strategy, we intend to provide some free product as samples during a trial period, and do not know whether physicians that initially use TAVALISSE will continue to do so after using the free product samples.

Physicians may not prescribe TAVALISSE and patients may be unwilling to use TAVALISSE if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for fostamatinib in clinical development in additional indications, may adversely impact the commercial results and potential of fostamatinib. Thus, significant uncertainty remains regarding the commercial potential of fostamatinib.

If the launch or commercialization of TAVALISSE is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize TAVALISSE (fostamatinib disodium hexahydrate) will be harmed.*

TAVALISSE will be a newly-marketed drug and, therefore, none of the members of our sales force will have ever promoted TAVALISSE prior to its launch. As a result, we will be required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. In addition, we must train our sales force to ensure that an appropriate and compliant message about TAVALISSE is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate regarding its potential benefits and proper administration, our efforts to successfully commercialize TAVALISSE could be put in jeopardy, which would negatively impact our ability to generate product revenues.

Enacted or future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and/or commercialize fostamatinib or our product candidates, once approved, and affect the prices we may set or obtain.*

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell fostamatinib or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.  The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our approved product and product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2027,  unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for fostamatinib or our product candidates, if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

In the United States, the European Union and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future.  In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. The laws that may affect our ability to operate include, but are not limited to:

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, which impose criminal and civil penalties, through government or civil whistleblower, or qui tam,  actions, on individuals and entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including federal healthcare programs, such as Medicare, Medicaid that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Entities can be held liable under the federal civil False Claims Act if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off label, or for providing medically unnecessary services or items. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;

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

•

the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Affordable Care Act, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	the U.S. Federal Food, Drug and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs and medical devices; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare fraud and abuse laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. We may also be subject to:  state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that e restrict payments that may be made to healthcare providers; state laws that require pharmaceutical manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and equivalent foreign laws and regulations. Further, we may be subject to state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

We are also exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

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

Even for those product candidates that have or may receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.*

For our product candidates that haave or may receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

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

We may be relying on a single distribution facility for the potential sale of any of our product candidates.*

Our distribution operations, if and when we launch any of our product candidate, may be concentrated in a single distribution center owned by a third party logistics provider. Any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventory and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with our distribution facility or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

We currently do not have the manufacturing capabilities or experience necessary to produce TAVALISSE (fostamatinib disodium hexahydrate) or any product candidates for clinical trials, including fostamatinib in AIHA and

IgAN. We currently use one manufacturer of fostamatinib. We do not currently have, nor do we plan to acquire the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products.  Our ability to develop our product candidates, and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the APIs and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.

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

We do not know whether we will be permitted to undertake clinical trials of potential products beyond the trials already concluded and the trials currently in process. It will take us, or our collaborative partners several years to complete any such testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, in April 2018, we announced that our Phase 2 clinical trial in patients with IgAN did not achieve statistical significance for its primary endpoint, which was mean change in proteinuria comparing fostamatinib dose groups to placebo controls in all patients studied.

We cannot assure you that we will be able to successfully complete the clinical development of our product candidates or receive regulatory approval to ultimately commercialize any of our other product candidates. For example, if we are unable to successfully commercialize fostamatinib, our business will be harmed.

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.*

In April 2018, we announced that the FDA had approved TAVALISSE™ (fostamatinib disodium hexahydrate) for the treatment of thrombocytopenia in adult patients with chronic ITP who have had insufficient response to previous treatment. We expect to launch fostamatinib in the United States on our own in late May 2018.  We plan to enter into partnerships with third parties to commercialize fostamatinib in Europe and Asia.  To date, none of our other product candidates have received regulatory approval.  Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping.

Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, the FDA often requires post-marketing testing and surveillance to monitor the effects of products. The FDA, the EMA and other comparable international regulatory agencies may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient.  Additionally, the FDA may require Risk Evaluation and Mitigation Strategies, or REMS, to help ensure that the benefits of the drug outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to ensure the safe use of the drug.

Discovery after approval of previously unknown problems with any of our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	restrictions on product manufacturing processes;

•	restrictions on the marketing of a product;

•	restrictions on product distribution;

•	requirements to conduct post-marketing clinical trials;

•	untitled or warning letters or other adverse publicity;

•	withdrawal of products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	refusal to permit the import or export of our products;

•	product seizure;

•	fines, restitution or disgorgement of profits or revenue;

•	refusal to allow us to enter into supply contracts, including government contracts;

•	injunctions; or

•	imposition of civil or criminal penalties.

If such regulatory actions are taken, the value of our company and our operating results will be adversely affected. Additionally, if the FDA, the EMA or any other comparable international regulatory agency withdraws its approval of a product that is or may be approved, we will be unable to generate revenue from the sale of that product in the relevant jurisdiction, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased. Accordingly, we continue to expend significant time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, post-marketing studies and quality control.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our preparation for the commercial launch of TAVALISSE (fostamatinib disodium hexahydrate). We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipeline. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the commercial launch of TAVALISSE in the U.S. in late May 2018, through at least the next 12 months from the Form 10-Q filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, including through an “at-the-market” equity offering program. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend on many uncertain factors.*

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

•	the costs to commercialize fostamatinib for the treatment of ITP in the United States, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	the progress and success of clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

Insufficient funds may require us to delay, scale back or eliminate some or all of our commercial efforts and/or research and development programs, to reduce personnel and operating expenses, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.

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

Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. If our clinical trials fail to meet the primary efficacy endpoints, the commercial prospects of our business may be harmed, our ability to generate product revenues may be delayed or eliminated or we may be forced to undertake other strategic alternatives that are in our shareholders’ best interests, including cost reduction measures. If we are unable to obtain adequate financing or engage in a strategic transaction on commercially reasonable terms or at all, we may be required to implement further cost reduction strategies which could significantly impact activities related to our commercial efforts and/or research and development of our future product candidates, and could significantly harm our business, financial condition and results of operations. In addition, these cost reduction strategies could cause us to further curtail our operations or take other actions that would adversely impact our shareholders.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $24.4 million for the three months ended March 31, 2018. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and recently our significant expenses related to the costs in preparation for the commercial launch of TAVALISSE (fostamatinib disodium hexahydrate). We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our only potential sources of revenues are upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of March 31, 2018, we had an accumulated deficit of approximately $1.2 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. As of March 31, 2018, we had 58 pending patent applications and 377 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Global economic conditions could adversely impact our business.*

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the North American Free Trade Agreement (“NAFTA”). In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, NAFTA or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the U.S. economy or certain sectors thereof and, thus, could adversely impact our businesses.

If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, there are existing therapies and drug candidates in development for the treatment of ITP that may be alternative therapies to fostamatinib. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as from academic and research institutions and government agencies, both in the United States and abroad. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions as our research programs. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small-molecule pharmaceuticals. We also face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that are useful in compound screening, as the technologies used by us in our drug discovery efforts.

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

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in March 2018 and declared effective by the SEC in April 2018, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $200 million. To date, we have $137.6 million remaining under such universal shelf registration statement. If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of warrant to purchase shares of common stock. (3)

4.2	Specimen Common Stock Certificate. (4)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (5)

10.1+#	Executive Severance Plan

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+  Management contract or compensatory plan.

#Filed herewith

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2018

By:	/s/ NELSON D. CABATUAN
Nelson D. Cabatuan
Interim Principal Accounting Officer

Date:	May 1, 2018