Form 10-Q
period 2018-06-30
RIGEL PHARMACEUTICALS INC
filed 2018-08-08
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE  30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 2, 2018, there were 166,443,442 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE  30 2018

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2018	2017(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,078	$38,290
Short-term investments	69,914	77,461
Accounts receivable, net	1,620	—
Inventories	494	—
Deferred rent	400	—
Prepaid and other current assets	1,551	1,682
Total current assets	139,057	117,433
Property and equipment, net	1,484	875
Other assets	678	803
	$141,219	$119,111
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,342	$2,636
Accrued compensation	5,440	7,059
Accrued research and development	5,494	5,028
Other accrued liabilities	3,089	3,330
Deferred liability – sublease, current portion	—	284
Total current liabilities	17,365	18,337

Long-term portion of deferred rent	249	90
Other long-term liabilities	38	38

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	166	147
Additional paid-in capital	1,312,246	1,239,435
Accumulated other comprehensive loss	(49)	(82)
Accumulated deficit	(1,188,796)	(1,138,854)
Total stockholders’ equity	123,567	100,646
	$141,219	$119,111

(1)	The balance sheet at December 31, 2017 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2017.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$1,787	$—	$1,787	$—
Contract revenues from collaborations	—	—	—	3,584
Total revenues	1,787	—	1,787	3,584

Costs and expenses:
Cost of product sales	30	—	30	—
Research and development	10,797	11,524	22,039	23,900
Selling, general and administrative	17,071	7,820	30,563	15,230
Total costs and expenses	27,898	19,344	52,632	39,130

Loss from operations	(26,111)	(19,344)	(50,845)	(35,546)
Interest income	554	197	903	353
Gain on disposal of assets	—	—	—	732
Net loss	$(25,557)	$(19,147)	$(49,942)	$(34,461)

Net loss per share, basic and diluted	$(0.16)	$(0.16)	$(0.32)	$(0.29)

Weighted average shares used in computing net loss per share, basic and diluted	161,577	122,500	154,385	118,074

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(25,557)	$(19,147)	$(49,942)	$(34,461)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	38	10	33	(1)

Comprehensive loss	$(25,519)	$(19,137)	$(49,909)	$(34,462)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(49,942)	$(34,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,652	2,055
Gain on disposal of assets	—	(732)
Loss on sublease	—	495
Depreciation and amortization	272	240
Net amortization of premium on short-term investment	(317)	(107)
Changes in assets and liabilities:
Accounts receivable	(1,620)	—
Inventories	(476)	—
Prepaid and other current assets	131	(42)
Other assets	125	60
Accounts payable	706	(3,508)
Accrued compensation	(1,619)	(426)
Accrued research and development	466	(710)
Other accrued liabilities	(241)	(37)
Deferred rent and other long term liabilities	(525)	(3,059)
Net cash used in operating activities	(50,388)	(40,232)
Investing activities
Purchases of short-term investments	(41,619)	(44,920)
Maturities of short-term investments	49,516	52,449
Proceeds from disposal of assets	—	732
Capital expenditures	(881)	(55)
Net cash provided by investing activities	7,016	8,206
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	2,998	810
Proceeds from sale and issuance of common stock, net of offering costs	67,162	46,175
Net cash provided by financing activities	70,160	46,985
Net increase in cash and cash equivalents	26,788	14,959
Cash and cash equivalents at beginning of period	38,290	17,632
Cash and cash equivalents at end of period	$65,078	$32,591

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

Our first FDA approved product, TAVALISSE™ (fostamatinib disodium hexahydrate), an oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment,  was approved by the U.S. Food and Drug Administration (FDA) in April 2018.

Our current clinical programs include Phase 2 studies of fostamatinib in autoimmune hemolytic anemia and IgA nephropathy, and a Phase 1 study for our interleukin receptor associated kinase (IRAK) program. In addition, we have product candidates in clinical development with partners BerGenBio AS, Daiichi Sankyo, and Aclaris Therapeutics.

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

3.Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. Prior to January 1, 2018, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. ASU No. 2014-09 differs from the previous accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments. Under our previous accounting policy, we recognized contingent payments as revenue in the period that the payment-triggering event occurred or is achieved. However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We adopted this new standard on January 1, 2018 using the modified retrospective approach. Because all of the performance obligations for our outstanding collaboration agreements had been completed prior to December 31, 2017, we did not record any adjustment on the opening balance of Accumulated Deficit as of January 1, 2018.

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

In March 2018, the FASB issued ASU No. 2018-05—Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (Tax Act) that was enacted in December 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting. In accordance with this guidance, we have determined that $117.3 million of the deferred tax expense offset by a full valuation allowance recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. We have not made any additional measurement-period adjustments related to these items during the three and six months ended June 30, 2018 and will continue to assess future guidance issued by the U.S. Treasury Department, Internal Revenue Service (IRS), FASB, and other standard-setting and regulatory bodies. In accordance with ASU No. 2018-05, we will complete our accounting for the income tax effects of the Tax Act within the one-year measurement period in 2018 once we have fully analyzed all necessary information related to the Tax Act.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. We determine the cost of inventories using the standard cost method, which approximates actual cost based on a  first-in, first-out (FIFO) basis. Inventories consist primarily of third-party manufacturing costs and allocated internal overhead costs. We began capitalizing inventory costs associated with our product upon regulatory approval when, based on management’s judgment, future commercialization was considered probable and the future economic benefit was expected to be realized

Prior to FDA approval of TAVALISSE™ (fostamatinib disodium hexahydrate), all manufacturing costs were charged to research and development expense in the period incurred. At June 30, 2018, our physical inventory included active pharmaceutical product (API) of which costs have been previously charged to research and development expense.

However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at June 30, 2018.

We provide reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At June 30, 2018, we determined that such reserves are not required.

Cost of Product Sales

Cost of product sales consists of third-party manufacturing costs, transportation and freight, and indirect overhead costs associated with the manufacture and distribution of TAVALISSE™ (fostamatinib disodium hexahydrate). A portion of the cost of producing the product sold to date was expensed as research and development prior to the Company’s New Drug Application (NDA) approval for TAVALISSE and therefore is not included in the cost of product sales during this period.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts and any allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. To date, we have  determined that an allowance for doubtful accounts is not required.

Revenue Recognition

Revenues from product sales are recognized when the specialty distributors (SDs), who are our customers, obtain control of our product, which occurs at a point in time, upon delivery to such SDs.  These SDs subsequently resell our products to specialty pharmacy providers, health care providers, hospitals and clinics. In addition to distribution agreements with these SDs, we also enter into arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products. Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Revenue from product sales are recorded net of certain variable considerations including estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded. Actual amounts of consideration ultimately received may differ from our estimates.  If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.  The following are our significant categories of sales discounts and allowances:

Sales Discounts. We provide our customers prompt payment discounts that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.

Product Returns. We offer our SDs a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Product return allowances are estimated and recorded at the time of sale.

Government Rebates: We are subject to discount obligations under state Medicaid programs and Medicare prescription drug coverage gap program.  We estimate our Medicaid and Medicare prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included as part of Other Accrued Liabilities account in the Balance Sheet. Our liability for these rebates consists primarily of estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Chargebacks and Discounts: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities at prices lower than the list prices charged to our SDs who directly purchase the product from us.  These SDs charge us for the difference between what they pay for the product and our contracted selling price to these specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities.  These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue. Chargeback amounts are generally determined at the time of resale to the specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities by our SDs.

Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue.

Research and Development Accruals

We have various contracts with third parties related to our research and development activities. Costs that are incurred but not billed to us as of the end of the period are accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight-line basis over the duration of the contracts. Raw materials and study materials not related to our approved drug, purchased for us by third parties are expensed at the time of purchase.

4. Stock Award Plans

On May 16, 2018, our stockholders approved the adoption of the Company’s 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan is the successor plan to the 2011 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Employee Directors' Stock Option Plan.

To date, we have two stock option plans, our 2018 Plan and the Inducement Plan (collectively, the Equity Incentive Plans), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), wherein eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. We account for forfeitures as they occur.

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Outstanding stock options	21,762	21,958	21,762	21,958
Purchase Plan	257	187	163	124
Total	22,019	22,145	21,925	22,082

6.Stock-Based Compensation

Total stock-based compensation related to all of our share-based payments that we recognized for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Selling, general and administrative	$779	$764	$1,719	$1,359
Research and development	333	336	933	696
Total stock-based compensation	$1,112	$1,100	$2,652	$2,055

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.9%	2.1%	2.7%	2.2%
Expected term (in years)	6.6	6.6	6.7	6.8
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	66.2%	63.7%	65.0%	63.0%

Starting in May 2018, the exercise price of stock options granted under our 2018 Plan is at the market price of our common stock on the date of grant. The exercise price of stock options under our prior equity incentive plans is at the market price of our common stock on the date immediately preceding the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 4,486,225 shares of common stock during the six months ended June 30, 2018 with a grant-date weighted-average fair value of $2.68 per share. As of June 30, 2018, we have 2,790,000 shares related to outstanding performance-based stock option awards with a grant date fair value of $5.9 million which will vest upon achievement of certain corporate performance-based milestones. Of this amount, 1,160,000 shares related to performance-based stock option awards that have vested or wherein the achievement of the corresponding corporate-based milestones was probable.  Accordingly, we recognized $1.6 million in stock-based compensation expense, of which $488,000 was recorded during the six months ended June 30, 2018.

As of June 30, 2018, there was approximately $15.5 million of unrecognized stock-based compensation cost related to all unvested time-based and performance-based stock options granted under our equity incentive plans, of which approximately $4.3 million related to the unvested performance stock options.

At June  30, 2018, there were 14,597,716 shares of common stock available for future grant under our equity incentive plan and 823,130 options to purchase shares were exercised during the six months ended June 30, 2018.

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

As of June  30, 2018, there were 1,790,451 shares reserved for future issuance under the Purchase Plan and there were $2.2 million of unrecognized stock-based compensation cost related to our employee stock purchase plan.  The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three and six months ended June 30, 2018 and 2017. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Six Months Ended
	June 30,
	2018	2017
Risk-free interest rate	0.6%	0.5%
Expected term (in years)	2.0	1.5
Dividend yield	0.0%	0.0%
Expected volatility	63.8%	63.1%

7.Revenue from Product Sales

Our first FDA approved product, TAVALISSE™ (fostamatinib disodium hexahydrate), an oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment,  was approved by the U.S. FDA in April 2018. We commenced commercial sale of TAVALISSE in the U.S. in May 2018. We recorded net product sales of $1.8 million during the three and six months ended June 30, 2018 related to the sale of TAVALISSE.

In addition to the distribution agreements with our customers, the SDs,  we also enter into arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products which reduced our gross product sales. Also refer to Revenue Recognition policy discussion in Note 3. The following table summarizes the provisions related to our current product sales for the six-month ended June 30, 2018 (in thousands). There were no credits or payments made during the six months ended June 30, 2018 related to these revenue reserves.

June 30,
2018
Chargebacks, discounts and fees	$234
Government and other rebates	220
Returns	46
Total	$500

The above provisions, which represent our contract liability as of June 30, 2018, are included as part of Other Accrued Liabilities in the balance sheet.

8.Inventories

The following table summarizes inventories as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Work in process	$222	$—
Finished goods	272	—
Total inventories	$494	$—

9.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. Currently, we are a party to collaboration agreements, but do not have ongoing performance obligations, with Bristol-Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors, Aclaris Therapeutics International Limited (Aclaris) for the development and commercialization of janus kinase (JAK) inhibitors for the treatment of alopecia areata and other dermatological conditions, AstraZeneca (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio AS (BerGenBio) for the development and commercialization of AXL inhibitors in oncology, and Daiichi Sankyo (Daiichi) to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these current agreements could exceed $532.4 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $145.5 million relates to the achievement of development events, up to $345.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. In July 2018,  BMS informed us that they will be terminating their preclinical collaboration with us.

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

10.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Cash	$964	$582
Money market funds	8,165	2,795
U.S. treasury bills	5,240	6,726
Government-sponsored enterprise securities	4,184	7,826
Corporate bonds and commercial paper	116,439	97,822
	$134,992	$115,751
Reported as:
Cash and cash equivalents	$65,078	$38,290
Short-term investments	69,914	77,461
	$134,992	$115,751

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2018	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$5,247	$—	$(7)	$5,240
Government-sponsored enterprise securities	4,194	—	(10)	4,184
Corporate bonds and commercial paper	116,471	7	(39)	116,439
Total	$125,912	$7	$(56)	$125,863

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$6,733	$—	$(7)	$6,726
Government-sponsored enterprise securities	7,835	—	(9)	7,826
Corporate bonds and commercial paper	97,888	1	(67)	97,822
Total	$112,456	$1	$(83)	$112,374

As of June 30, 2018, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 85 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of June  30, 2018 through their respective maturity dates. At June 30, 2018, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of June 30, 2018, a total of 27 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at June 30, 2018.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

June 30, 2018	Fair Value	Unrealized Losses
U. S. treasury bills	$5,240	$(7)
Government-sponsored enterprise securities	4,184	(10)
Corporate bonds and commercial paper	33,654	(39)
Total	$43,078	$(56)

11.Fair Value

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$8,165	$—	$—	$8,165
U.S. treasury bills	—	5,240	—	5,240
Government-sponsored enterprise securities	—	4,184	—	4,184
Corporate bonds and commercial paper	—	116,439	—	116,439
Total	$8,165	$125,863	$—	$134,028

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$2,795	$—	$—	$2,795
U.S. treasury bills	—	6,726	—	6,726
Government-sponsored enterprise securities	—	7,826	—	7,826
Corporate bonds and commercial paper	—	97,822	—	97,822
Total	$2,795	$112,374	$—	$115,169

12.Lease Agreements

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $20.2 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

13.Common Stock

Authorized Shares of Common Stock

On May 18, 2018, we amended our Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000 shares.  This Charter Amendment was approved by our stockholders at the annual meeting held on May 16, 2018.  The Charter Amendment became effective upon the filing with the Secretary of State of the State of Delaware on May 18, 2018.

Common Stock Public Offering

In the second quarter of 2018, we completed an underwritten public offering in which we sold 18,400,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.90 per share. We received net proceeds of approximately $67.2 million after deducting underwriting discounts and commissions and offering expenses.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our ongoing commercial launch of TAVALISSE in the U.S., our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first FDA-approved product is TAVALISSE™ (fostamatinib disodium hexahydrate), an oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia who have had an insufficient response to a previous treatment.  Our current clinical programs include Phase 2 studies of fostamatinib in autoimmune hemolytic anemia and IgA nephropathy, and a Phase 1 study for our IRAK program. In addition, we have product candidates in development with partners BerGenBio AS, Daiichi Sankyo, and Aclaris Therapeutics.

Since inception, we have financed our operations primarily through the sale of equity securities, contract payments under our collaboration agreements and recently, product sales from TAVALISSE. Our research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of June 30, 2018, we had approximately $135.0 million in cash, cash equivalents and short term investments. In April 2018, we completed an underwritten public offering in which we sold 18,400,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.90 per share. We received net proceeds of approximately $67.2 million after deducting underwriting discounts and commissions and offering expenses.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including our ongoing commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-Q filing date. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines.

In May 2018, we announced that TAVALISSE™ (fostamatinib disodium hexahydrate) was available by prescription for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment. TAVALISSE, an oral SYK inhibitor that targets the underlying autoimmune cause of the disease by impeding platelet destruction, was approved by the U.S. FDA in April 2018. We plan to enter into partnership with third parties to commercialize fostamatinib in Europe and Asia.

Our revenues have consisted of revenues from sponsored research and license agreements with our corporate collaborators and recently, product sales from TAVALISSE.  Our potential future revenues may include product sales from TAVALISSE, and payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

TAVALISSE™ (fostamatinib disodium hexahydrate) - ITP

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

We submitted an NDA for fostamatinib in ITP in April 2017, which was accepted by the FDA in June 2017, with an action date for the FDA to complete its review by April 17, 2018, under the PDUFA. On April 17, 2018, we announced that the FDA had approved TAVALISSE™ (fostamatinib disodium hexahydrate) for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment. On April 30, 2018, we announced that the American Journal of Hematology published positive results from the FIT Phase 3 clinical program. We launched TAVALISSE in the U.S. on our own in May 2018. We plan to enter into partnership with third parties to commercialize fostamatinib in Europe and Asia.

Commercial launch activities, including sales and marketing

A significant portion of our operating expenses in 2018 will be related to our commercial launch activities for TAVALISSE. Specifically, our marketing and sales efforts will be focused on targeting approximately 3,000 hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients. To support these efforts, we  have hired experienced commercial professionals, including sales representatives in the hematology area, and commercial operations, marketing, and market access professionals. In the ordinary course of business, we also entered into contractual agreements with third parties to support our commercial activities.

Competitive landscape for TAVALISSE

Our industry is intensely competitive and subject to rapid and significant technological change. TAVALISSE is competing with other existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, there are existing therapies and drug candidates in development for the treatment of ITP that may be alternative therapies to TAVALISSE.

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

In October 2017, we announced that, on a top-line, preliminary basis, Stage 1 of the AIHA study enrolled 17 patients who have had at least one post-baseline hemoglobin measure.  In January 2018, we also announced the updated top-line data as of December 2017 for this open-label study of which 47% of these patients (8 patients out of 17) have responded to fostamatinib treatment. Of the 17, six patients, including the last two patients enrolled, responded during the 12-week evaluation period and an additional two patients met the response criteria in the extension study after 12 weeks of dosing. In February 2018, an additional patient in the Stage 1 extension study met the response criteria.  As of February 2018, 53% of evaluable patients (9 of 17) have responded to fostamatinib treatment. The safety profile was consistent with the existing fostamatinib safety database. Given that the Stage 1 of the study met its primary efficacy endpoint, we have begun enrollment of Stage 2 of this study, in which 20 patients will be enrolled under the same protocol. In January 2018, the FDA granted our request for Orphan Drug designation for fostamatinib for the treatment of AIHA. We expect to initiate our pivotal program in AIHA by the end of this year.

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

On April 3, 2018, we announced that trial did not achieve statistical significance for its primary endpoint, which was mean change in  proteinuria comparing fostamatinib dose groups to placebo controls in all patients studied.  However, in a pre-specified subgroup analysis of patients with greater than 1 gram/day of proteinuria at baseline, the initial data showed a greater reduction in proteinuria in fostamatinib-treated patients relative to placebo patients (this finding did not reach statistical significance). Patients with greater than 1 gram/day of proteinuria have an increased risk of disease progression and represent an unmet medical need. Current guidance for clinical trials in IgAN recommends studying patients with greater than 1 gram/day of proteinuria at entry. Further analysis, including histology, are expected in late 2018. We expect to meet with the FDA in August 2018 to determine the path forward for this program.

R835, an IRAK1/4 Inhibitor for Autoimmune and Inflammatory Diseases

During the second quarter of 2018, we selected R835, a proprietary molecule from our interleukin receptor associated kinase (IRAK) preclinical development program, for human clinical trials. This investigational candidate, R835, is an orally available, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 family receptor (IL-1R) signaling. TLRs and IL-1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions including psoriasis, rheumatoid arthritis, inflammatory bowel disease and gout (among others). R835 prevents cytokine release in response to TLR and IL-1R activation in vitro. R835 is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release.

We initiated a Phase 1 study to assess safety, tolerability, pharmacokinetics and pharmacodynamics of R835 in healthy subjects in the second quarter of 2018. This Phase 1 study is a randomized, placebo-controlled, double-blind trial in up to 91 healthy subjects, ages 18 to 55. The study design aims to assess the tolerability and safety of R835 in both single ascending and multiple ascending doses.

Partnered Clinical Programs

R548 (ATI-501 and ATI-502) - Aclaris

Aclaris is developing ATI-501 and ATI-502 an oral and topical Janus Kinase (JAK) 1/3 inhibitor. ATI- 501 is being developed as an oral treatment for patients with alopecia areata (AA), including the more severe forms of AA that result in total scalp hair loss, known as alopecia totalis, and total hair loss on the scalp and body, known as alopecia universalis. This Phase 1 cross-over trial was conducted in 12 healthy volunteers at one investigational center in the U.S. to assess the safety, bioavailability, and pharmacodynamics of ATI-501.

In the trial, treatment with ATI-501 capsules was well tolerated, with a safety profile similar to placebo. No clinically significant laboratory abnormalities were observed. These data are consistent with results from an earlier Phase 1 clinical trial in 44 healthy volunteers in which the study drug was well tolerated at all doses, with a safety profile similar to placebo. During the fourth quarter of 2017, three Phase 2 studies with the topical treatment ATI-502 in AA and Vitilago were initiated. In June 2018, Aclaris announced positive interim data from its Phase 2 clinical trial of ATI-502 for the treatment of Alopecia Totalis (AT) or Alopecia Universalis (AU), the more severe variants of AA. The randomized, double-blind clinical trial is being conducted at two study sites and will evaluate the pharmacokinetics, pharmacodynamics and safety of ATI-502 compared with vehicle in 11 patients with AT or AU over 28 days of treatment, followed by a 6-month open label period when all patients receive the drug.

Pharmacokinetic Results:

•	Systemic exposure was low as indicated by plasma drug levels that were below the limits of quantification (1ng/ml) in all subjects at day 28.
•	Consistent with low systemic exposure, no significant changes in circulating T, B and NK cells were observed at day 28.
•	To assess skin penetration, punch biopsies were obtained at baseline and day 28 which demonstrated topical ATI-502 absorption consistent with pre-clinical skin models.
•	Mean of 5650 nanograms/gram at day 28 (range 3130 - 8170 ng/g).

Pharmacodynamic / RNA Sequencing Results:

•

Two patients had marked elevation of the interferon gamma and cytotoxic T-cell gene expression signatures at baseline: one received active drug and one received vehicle. At day 28, the patient on active drug demonstrated a positive change in the two biomarkers, while the patient on vehicle did not demonstrate a positive change in the 2 biomarkers.

•

Two patients had low elevation of the interferon gamma and cytotoxic T-cell gene expression signatures at baseline: one received active drug, one received vehicle. At day 28 both patients showed a partial positive change in the two biomarkers.

•

Two patients had no elevation of the interferon gamma and cytotoxic T-cell gene expression signatures at baseline: both patients received active drug. At day 28, neither patient showed any material change in the two biomarkers.

Safety

•

No serious adverse events (SAEs) were reported during the 28-day dosing period. One subject receiving ATI-502 withdrew from the trial due to an unrelated SAE of major depression during the open label extension period.

The above interim data is the first indication that ATI-502 is absorbed through human skin in the clinical setting and engages the target. The results also demonstrate the pharmacodynamic effect of modulating the appropriate genes associated with the interferon gamma pathway and cytotoxic T-lymphocytes, which are 2 of 3 biomarker components of the Alopecia Areata Disease Activity Index (ALADIN) score.

In July 2018, Aclaris also announced that  the FDA has granted Fast Track designation to ATI-502 for the treatment of AA, including patchy AA and the more severe variants of the disease, AT and AU. Aclaris recently initiated its Phase 2 trials for ATI-501 in the second half of 2018.

BGB324 - BerGenBio

BerGenBio’s first-in-class selective AXL kinase inhibitor, BGB324, has demonstrated compelling efficacy as a single agent, and in combination with standard of care cancer therapies and checkpoint inhibitors, thereby supporting clinical utility across multiple cancers in preclinical studies. Early clinical studies in healthy volunteers and cancer patients have shown BGB324 to be well-tolerated with a favorable safety profile, and encouraging evidence of single agent and combination activity in acute myeloid leukemia (AML) and NSCLC. A strong correlation has also been observed with predictive biomarkers and the patients that respond. BGB324 has received Orphan Drug Designation in the U.S. for AML.

BerGenBio initiated Phase 1/2 studies with BGB324 as a single agent in relapsed AML and myelodysplastic syndrome (MDS); and in combination with erlotinib (Tarceva®) in advanced (EGFR-positive) NSCLC. BerGenBio is also conducting Phase 2 studies with BGB324 in combination with KEYTRUDA® (pembrolizumab) in non-small cell adenocarcinoma of the lung and triple negative breast cancer (TNBC) in collaboration with another company.

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

Results of Operations

Three and Six Months Ended June 30, 2018 and 2017

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Product sales, net	$1,787	$—	$1,787	$1,787	$—	$1,787
Contract revenues from collaborations	—	—	—	—	3,584	(3,584)
Total revenues	$1,787	$—	$1,787	$1,787	$3,584	$(1,797)

Product sales during the three and six months ended June 30, 2018 relates to sales of TAVALISSE™ (fostamatinib disodium hexahydrate) in the U.S. There were no product sales during the three and six months ended June 30, 2017.

There were no contract revenues from collaborations during the three months ended June 30, 2018 and 2017. Contract revenues from collaborations of $3.6 million during the six months ended June 30, 2017 is comprised primarily of the $3.3 million payment from BerGenBio as a result of advancing BGB324, a selective, potent and orally available small molecule,  to a Phase 2 clinical study.

Our potential future revenues may include product sales from TAVALISSE,  payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time.

Cost of Product Sales

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Cost of product sales	$30	$—	$30	$30	$—	$30

We recognized $30,000 in cost of sales related to our product, TAVALISSE, which was approved by the FDA in April 2018. Prior to the FDA approval, manufacturing and related costs were charged to reseach and development expense.  Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of sales during the current period. We will continue to have a lower cost of product sales that excludes the cost of the API that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales in the near-term will be less than we anticipate it will be in future periods.  As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase as that would reflect the full cost of manufacturing.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Research and development expense	$10,797	$11,524	$(727)	$22,039	$23,900	$(1,861)
Stock-based compensation expense included in research and development expense	$333	$336	$(3)	$933	$696	$237

The decreases in research and development expense for the three months ended June 30, 2018, compared to the same period in 2017, were primarily due to the completion of our pivotal Phase 3 clinical trials in ITP in 2017, as well as the completion of the submission of our NDA for fostamatinib in ITP in 2017 of $1.9 million, and allocated facility costs of $675,000, partially offset by increases in personnel costs of $781,000 and research and development costs for our clinical trials in IRAK and AIHA programs of $943,000 and $421,000, respectively.

The decreases in research and development expense for the six months ended June 30, 2018, compared to the same period in 2017, were primarily due the completion of our pivotal Phase 3 clinical trials in ITP as well as the completion of the related submission of our NDA for fostamatinib in ITP in 2017 of $4.8 million and allocated facility costs of $1.0 million, partially offset by increases in certain personnel costs of $2.1 million and research and development costs for our clinical trials in IRAK and AIHA programs of $1.4 million and $602,000, respectively.

We expect our research and development expense in the second half of 2018 to increase compared with the previous quarters in 2018.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,		From January 1, 2007*
	2018	2017	2018	2017	to June 30, 2018

Categories:
Research	$2,431	$2,500	$4,938	$5,127	$231,304
Development	6,952	6,939	13,590	14,471	355,759
Other	1,414	2,085	3,511	4,302	233,837
	$10,797	$11,524	$22,039	$23,900	$820,900

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.1 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and allocated stock-based compensation expenses of approximately $333,000 and $336,000 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, allocated facilities costs were approximately $2.6 million and $3.6 million, respectively, and allocated stock-based compensation expenses were approximately $933,000 and $696,000, respectively.

For the three and six months ended June 30, 2018, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, IRAK, AIHA and IgAN programs, and allocated facilities costs. For the three and six months ended June 30, 2017, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, IRAK and IgAN programs, and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$17,071	$7,820	$9,251	$30,563	$15,230	$15,333
Stock-based compensation expense included in selling, general and administrative expense	$779	$764	$15	$1,719	$1,359	$360

The increases in selling, general and administrative expense for the three and six months ended June 30, 2018, compared to the same periods in 2017, was primarily due to the increase in personnel costs, related to the hiring of our sales force and medical affairs personnel to launch TAVALISSE™ (fostamatinib disodium hexahydrate) of $8.1 million for the three months ended June 30, 2018 and $13.2 million for the six months ended June 30, 2018.

We expect our selling, general and administrative expense in the second half of 2018 to to remain relatively consistent on a quarterly basis.

Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Interest income	$554	$197	$357	$903	$353	$550

Interest income results from our interest-bearing cash and investment balances. The increases in interest income for the three and six months ended June 30, 2018, as compared to the same periods in 2017 were primarily due to the higher yield on our investments, as well as higher average cash and investment balances.

Gain on Disposal of Assets

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Gain on disposal of assets	$—	$—	$—	$—	$732	$(732)

Gain on disposal of assets during the six months ended June 30, 2017 related to the proceeds from the sale of our fully depreciated property and equipment.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to revenue recognition, recoverability of our assets, including accounts receivables and inventories, stock based compensation and the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that with the exception of revenue recognition, inventories and adopting ASU 2014-09 as of January 1, 2018, as discussed below, there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

Revenue recognition

Our revenues from product sales are recognized at net sales price when our customers, the SDs,  obtain control of our product, which occurs at a point in time, upon delivery to such SDs. Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Revenue from product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

Provisions for estimated returns and other adjustments are provided for in the period the related revenue is recorded. Our estimates are based on available customer and payer data received from the specialty pharmacies and distributors, as well as third-party market research data. For a further description of our estimated returns and other adjustments, see “Note 3.  Summary of Significant Accounting Policies” above. Actual amounts of consideration ultimately received may differ from our estimates.  If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Inventories

We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of inventories using the standard cost method, which approximates actual cost based ona FIFO basis.  Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.  We perform an assessment of the recoverability of capitalized inventories during each reporting period, and write down any excess and obsolete inventories to its net realizable value in the period in which the impairment is first identified.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. Prior to January 1, 2018, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. ASU No. 2014-09 differs from the previous accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments. Under our previous accounting policy, we recognized contingent payments as revenue in the period that the payment-triggering event occurred or is achieved. However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We adopted this new standard on January 1, 2018 using the modified retrospective approach. Because all of the performance obligations for our outstanding collaboration agreements had been completed prior to December 31, 2017, we did not record any adjustment on the opening balance of Accumulated Deficit as of January 1, 2018.

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

In March 2018, the FASB issued ASU No. 2018-05—Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance on accounting for the tax effects of the Tax Act that was enacted in December 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting. In accordance with this guidance, we have determined that $117.3 million of the deferred tax expense offset by a full valuation allowance recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. We have not made any additional measurement-period adjustments related to these items during the three and six months ended June 30, 2018 and will continue to assess future guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies. In accordance with ASU

No. 2018-05, we will complete our accounting for the income tax effects of the Tax Act within the one-year measurement period in 2018 once we have fully analyzed all necessary information related to the Tax Act.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and sale of TAVALISSE™ (fostamatinib disodium hexahydrate). We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our ongoing commercial launch of TAVALISSE.

As of June 30, 2018, we had approximately $135.0 million in cash, cash equivalents and short‑term investments, as compared to approximately $115.8 million as of December 31, 2017, an increase of approximately $19.2 million. The increase was primarily attributable to the completed underwritten public offering whereby we received approximately $67.2 million, net of underwriting discounts and commissions and offering expenses, as well as the $3.0 million proceeds from issuances of common stock upon exercise of options and participation in our employee stock purchase plan, partially offset by the payments associated with funding our operating expenses during the six months ended June 30, 2018.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the six months ended June  30, 2018, we received approximately $2.9 million of sublease income and reimbursements. We expect to receive approximately $20.2 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023. In the second quarter of 2018, we completed an underwritten public offering in which we sold 18,400,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.90 per share. We received net proceeds of approximately $67.2 million after deducting underwriting discounts and commissions and offering expenses.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the ongoing commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-Q filing date. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipelines. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

Our future funding requirements will depend upon many factors, including, but not limited to:

•

the ongoing costs to commercialize TAVALISSE™ (fostamatinib disodium hexahydrate) for the treatment of ITP in the United States, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	our ability to sell TAVALISSE in the United States;

•	our ability to enter into ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipeline;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

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

For the six months ended June 30, 2018 and 2017, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(50,388)	$(40,232)
Investing activities	7,016	8,206
Financing activities	70,160	46,985
Net increase in cash and cash equivalents	$26,788	$14,959

Net cash used in operating activities was approximately $50.4 million for the six months ended June 30, 2018, compared to approximately $40.2 million for the six months ended June 30, 2017. Net cash used in operating activities for the six months ended June 30, 2018 was primarily due to the cash payments related to our research and development programs and the cost of our ongoing commercial launch. Net cash used in operating activities for the six months ended June 30, 2017 was primarily due to the cash payments related to our research and development programs, partially offset by the $3.3 million payment we received from BerGenBio. The timing of cash requirements may vary from period to period depending on our commercial launch activities related to TAVALISSE™ (fostamatinib disodium hexahydrate) our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $7.0 million for the six months ended June 30, 2018, compared to approximately $8.2 million for the six months ended June 30, 2017. Net cash provided by investing activities for the six months ended June 30, 2018 related to net maturities of short-term investments, partially offset by capital expenditures. Net cash provided by investing activities for the six months ended June 30, 2017 related to net maturities of short-term investments as well proceeds from discposals of assets, partially offset by capital expenditures. . Capital expenditures were approximately $732,000 for the six months ended June 30, 2018, compared to approximately $55,000 for the same period in 2017.

Net cash provided by financing activities was approximately $70.2 million for the six months ended June 30, 2018, compared to approximately $47.0 million for the six months ended June 30, 2017. Net cash provided by financing activities for the six months ended June 30, 2018 consisted of net proceeds of $67.2 million from issuance of common stock pursuant to the underwritten public offering and $3.0 million proceeds from exercise of stock options and participation in the Purchase Plan.  Net cash provided by financing activities for the six months ended June 30, 2017 consisted of net proceeds of $43.0 million from issuance of common stock pursuant to the underwritten public offering, $3.6 million from issuance of shares under our Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., and $810,000 in proceeds from exercise of stock options and participation in the Purchase Plan.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

Contractual Obligations

We conduct our commercial activities and research and development programs internally and through third parties that include, among others, arrangements with universities, consultants and contract research organizations (CRO). We have contractual arrangements with these parties, however our contracts with them are cancelable generally on reasonable notice within one year and our obligations under these contracts are primarily based on services performed. We do not have any purchase commitments under any collaboration arrangements.

We have agreements with certain clinical research organizations (CROs) to conduct our clinical trials and with third parties relative to our commercial launch of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE™ (fostamatinib disodium hexahydrate). We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties.

We currently lease our research and office space under a noncancelable lease agreement with our landlord of which we have future minimum lease payments and obligations. As of June 30, 2018, we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$44,955	$9,142	$19,394	$16,419	$—

(1)

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $20.2 million which we expect to receive over the term of the sublease through January 2023.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer (who serves as our principal executive officer) and our chief financial officer (who serves as our principal financial officer) have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Market acceptance of fostamatinib and any our or collaborative partners’ future product candidates that may receive approval, will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of the product as well as competitive products;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;

•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies, if any;

•	the convenience of prescribing, administrating and initiating patients on the product and the length of time the patient is on the product;

•	the potential and perceived advantages of the product over alternative treatments;

•	the potential and perceived value of the product over alternative treatments;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of sales and marketing efforts.

Even if we are successful in building out our commercial team, there are many factors that could cause the launch and commercialization of TAVALISSE™ (fostamatinib disodium hexahydrate) to be unsuccessful, including a number of factors that are outside our control. The commercial success of TAVALISSE depends on the extent to which patients and physicians accept and adopt TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. We also do not know how physicians, patients and payors will respond to the pricing of fostamatinib. In particular, our insight into pricing sensitivity may be delayed because as part of our initial launch strategy, we intend to provide some free product as samples during a trial period, and do not know whether physicians that initially use TAVALISSE will continue to do so after using the free product samples.

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

Even if we, or any of our collaborative partners, are able to continue to commercialize TAVALISSE or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, any of which could harm our business.*

The commercial success of any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future will depend substantially on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any of our collaborative partners, may not be able to successfully commercialize TAVALISSE or any of our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any of our collaborative partners, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize TAVALISSE (fostamatinib disodium hexahydrate) will be harmed.*

We currently have limited experience in marketing and selling pharmaceutical products. TAVALISSE is a newly-marketed drug and, therefore, none of the members of our sales force will have ever promoted TAVALISSE prior to its launch. As a result, we will be required to expend significant time and resources and to continuously to train our sales force to be credible, persuasive and compliant with applicable laws in marketing TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. In addition, we must train our sales force to ensure that an appropriate and compliant message about TAVALISSE is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate regarding its potential benefits and proper administration, our efforts to successfully commercialize TAVALISSE could be put in jeopardy, which would negatively impact our ability to generate product revenues.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may incur significant liability if it is determined that we are promoting the “off-label” use of TAVALISSE or any of our future product candidates if approved.*

Any regulatory approval is limited to those specific diseases, indications and patient populations for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for TAVALISSE is only approved for use in adults with ITP who have had an insufficient response to other treatments. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications and patient populations that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. We have implemented compliance and monitoring policies and procedures, including a process for internal review of promotional materials, to deter the promotion of TAVALISSE for off-label uses. We cannot guarantee that these compliance activities will prevent or timely detect off-label promotion by sales representatives or other personnel in their communications with health care professionals, patients and others, particularly if these activities are concealed from the Company. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these regulatory authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines, which could result in the disgorgement of money, operating restrictions, injunctions or civil or criminal enforcement, and other consequences, any of which could harm our business.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading and non-promotional scientific exchange concerning their products. We engage in medical education activities and communicate with investigators and potential investigators regarding our clinical trials. If the FDA or other regulatory or enforcement authorities determine that our communications regarding our marketed product are not in compliance with the relevant regulatory requirements and that we have improperly promoted off-label uses, or that our communications regarding our investigational products are not in compliance with the relevant regulatory requirements and that we have improperly engaged in pre-approval promotion, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

In the United States, the European Union and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The United States Department of Health and Human Services has already started the process of soliciting feedback on some of these measures while concurrently implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

•

the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Affordable Care Act, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	the U.S. Federal Food, Drug and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs and medical devices; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare fraud and abuse laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. We may also be subject to:  state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that restrict payments that may be made to healthcare providers; state laws that require pharmaceutical manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and equivalent foreign laws and regulations. Further, we may be subject to state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the willingness of physicians to change their current treatment practices;

•	the willingness of hospitals and hospital systems to include our product candidates as treatment options;

•	demonstration of efficacy and safety in clinical trials;

•	the prevalence and severity of any side effects;

•	the ability to offer product candidates for sale at competitive prices;

•	the price we charge for our product candidates;

•	the strength of marketing and distribution support; and

•	the availability of third-party coverage and adequate reimbursement.

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

We rely and may continue to rely on a single distribution facility for the sale of TAVALISSE™ (fostamatinib disodium hexahydrate) and potential sale of any of our product candidates.*

Our distribution operations for the sale of TAVALISSE is concentrated in a single distribution center owned by a third party logistics provider. Our distribution operations, if and when we launch any of our product candidate in the future,  may also be concentrated in a single distribution center owned by a third party logistics provider. Any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventories and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with our distribution facility or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

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

We rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. The drug substances and other materials used in our product candidates are currently available only from one or a  limited number of supplier or manufacturer and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. Any of these existing supplier or manufacturer may:

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

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, European Medicines Agency (EMA) and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.*

In April 2018, we announced that the FDA had approved TAVALISSE™ (fostamatinib disodium hexahydrate) for the treatment of thrombocytopenia in adult patients with chronic ITP who have had insufficient response to previous treatment. We launched fostamatinib in the United States on our own in late May 2018. We plan to enter into partnerships with third parties to commercialize fostamatinib in Europe and Asia.  Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping.

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

Before commencing clinical trials in humans in the United States, we, or our collaborative partners, will need to submit and receive approval from the FDA of an investigational new drug (IND) application. Clinical trials are subject to oversight by institutional review boards and the FDA and:

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our preparation for the commercial launch of TAVALISSE™ (fostamatinib disodium hexahydrate). We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We also continue to evaluate ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipeline. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the commercial launch of TAVALISSE in the U.S. in late May 2018, through at least the next 12 months from the Form 10-Q filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. With the exception of product sales from TAVALISSE, contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, including through an “at-the-market” equity offering program. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $50.8 million for the six months ended June 30, 2018. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and recently our significant expenses related to the costs of our ongoing commercial launch of TAVALISSE (fostamatinib disodium hexahydrate). We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we may not be profitable. As of June 30, 2018, we had an accumulated deficit of approximately $1.2 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. As of June 30, 2018, we had 57 pending patent applications and 382 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Our stock price may be volatile, and our stockholders’ investment in our common stock could decline in value.*

The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	our ability to sell TAVALISSE™ (fostamatinib disodium hexahydrate) in the United States;

•	our ability to enter into ex-U.S. partnerships for fostamatinib and other partnering opportunities across our pipeline;

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	selling by large stockholders;

•	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation or arbitration;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals, animals, and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these animals and materials.

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

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in March 2018 and declared effective by the SEC in April 2018, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $200 million. To date, we have $128.2 million remaining under such universal shelf registration statement. If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.1+#	2018 Equity Incentive Plan.

10.2+#	Offer Letter from Rigel Pharmaceuticals, Inc. to Dean Schorno, dated May 22, 2018.

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+  Management contract or compensatory plan.

#Filed herewith

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 18, 2018, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2018

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2018