Form 10-Q
period 2018-09-30
RIGEL PHARMACEUTICALS INC
filed 2018-11-06
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company”in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, there were 166,640,472 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30 2018

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2018	2017(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,486	$38,290
Short-term investments	54,151	77,461
Accounts receivable, net	3,273	—
Inventories	534	—
Deferred rent	30	—
Prepaid and other current assets	1,562	1,682
Total current assets	121,036	117,433
Property and equipment, net	1,481	875
Other assets	652	803
	$123,169	$119,111
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,641	$2,636
Accrued compensation	7,499	7,059
Accrued research and development	5,801	5,028
Other accrued liabilities	3,755	3,330
Deferred liability – sublease, current portion	—	284
Total current liabilities	19,696	18,337

Long-term portion of deferred rent	—	90
Other long-term liabilities	—	38

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	166	147
Additional paid-in capital	1,315,894	1,239,435
Accumulated other comprehensive loss	(25)	(82)
Accumulated deficit	(1,212,562)	(1,138,854)
Total stockholders’ equity	103,473	100,646
	$123,169	$119,111

(1)	The balance sheet at December 31, 2017 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2017.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$4,865	$—	$6,652	$—
Contract revenues from collaborations	—	900	—	4,484
Total revenues	4,865	900	6,652	4,484

Costs and expenses:
Cost of product sales	69	—	99	—
Research and development	11,097	10,808	33,136	34,708
Selling, general and administrative	18,069	7,947	48,632	23,177
Total costs and expenses	29,235	18,755	81,867	57,885

Loss from operations	(24,370)	(17,855)	(75,215)	(53,401)
Interest income	604	195	1,507	548
Gain on disposal of assets	—	—	—	732
Net loss	$(23,766)	$(17,660)	$(73,708)	$(52,121)

Net loss per share, basic and diluted	$(0.14)	$(0.14)	$(0.47)	$(0.43)

Weighted average shares used in computing net loss per share, basic and diluted	166,464	124,628	158,456	120,282

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(23,766)	$(17,660)	$(73,708)	$(52,121)
Other comprehensive income:
Net unrealized gain on short-term investments	24	12	57	11

Comprehensive loss	$(23,742)	$(17,648)	$(73,651)	$(52,110)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(73,708)	$(52,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,647	2,928
Gain on disposal of assets	—	(732)
Loss on sublease	—	495
Depreciation and amortization	431	352
Net amortization of premium on short-term investment	(541)	(198)
Changes in assets and liabilities:
Accounts receivable	(3,273)	—
Inventories	(498)	—
Prepaid and other current assets	120	16
Other assets	151	96
Accounts payable	5	(3,390)
Accrued compensation	440	658
Accrued research and development	773	(1,473)
Other accrued liabilities	425	447
Deferred rent and other long term liabilities	(442)	(4,920)
Net cash used in operating activities	(70,470)	(57,842)
Investing activities
Purchases of short-term investments	(50,058)	(64,235)
Maturities of short-term investments	73,966	79,381
Proceeds from disposal of assets	—	732
Capital expenditures	(1,037)	(111)
Net cash provided by investing activities	22,871	15,767
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	3,633	1,580
Proceeds from sale and issuance of common stock, net of offering costs	67,162	48,742
Net cash provided by financing activities	70,795	50,322
Net increase in cash and cash equivalents	23,196	8,247
Cash and cash equivalents at beginning of period	38,290	17,632
Cash and cash equivalents at end of period	$61,486	$25,879

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

Our first FDA approved product, TAVALISSE™ (fostamatinib disodium hexahydrate), an oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment,  was approved by the U.S. Food and Drug Administration (FDA) in April 2018,  which we launched in May 2018.

Our current clinical programs include an upcoming Phase 3 study of fostamatinib in autoimmune hemolytic anemia and an ongoing Phase 1 study for our interleukin receptor associated kinase (IRAK) program.  In addition, we have product candidates in development with partners BerGenBio AS, Daiichi Sankyo, and Aclaris Therapeutics.

2.Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2017 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because certain disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02—Leases, which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases, and was previously required to be applied with a modified retrospective approach to each prior reporting period presented. In July 2018, the FASB issued ASU No. 2018-11—Leases (Topic 842): Targeted Improvements. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this new standard on January 1, 2019. We are currently evaluating the potential impact of the adoption of ASU No. 2016-02 on our financial statements and cannot estimate the impact of adoption at this time.

In March 2018, the FASB issued ASU No. 2018-05—Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (Tax Act) that was enacted in December 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting. In accordance with this guidance, we determined that $117.3 million of the deferred tax expense offset by a full valuation allowance recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. In accordance with ASU No. 2018-05, we will complete our accounting for the income tax effects of the Tax Act by December 22, 2018 once we have fully analyzed all necessary information related to the Tax Act.

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. We are currently evaluating the impact of adoption of this new standard on our related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in our interim financial statements in our March 31, 2019 Form 10-Q. We do not anticipate that the adoption of these SEC amendments will have a material effect on our financial position, results of operations, cash flows or shareholders’ equity.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. We determine the cost of inventories using the standard cost method, which approximates actual cost based on a  first-in, first-out (FIFO) basis. Inventories consist primarily of third-party manufacturing costs and allocated internal overhead costs. We began capitalizing inventory costs associated with our product upon regulatory approval when, based on management’s judgment, future commercialization was considered probable and the future economic benefit was expected to be realized.

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. At September 30, 2018, our physical inventory included active pharmaceutical product of which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at September 30, 2018.

We provide reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At September 30, 2018, we determined that such reserves related to our labeled finished goods is immaterial.

Cost of Product Sales

Cost of product sales consists of third-party manufacturing costs, transportation and freight, and indirect overhead costs associated with the manufacture and distribution of TAVALISSE. A portion of the cost of producing the product sold to date was expensed as research and development prior to the Company’s New Drug Application (NDA) approval for TAVALISSE and therefore is not included in the cost of product sales during this period.

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

Under the new revenue recognition guidance, we are required to estimate the transaction price, including variable consideration that is subject to a constraint, in our contracts with our customers.  Variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue from product sales are recorded net of certain variable considerations which includes estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

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

Government Rebates: We are subject to discount obligations under the state Medicaid programs and Medicare prescription drug coverage gap program.  We estimate our Medicaid and Medicare prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included as part of Other Accrued Liabilities account in the Balance Sheet. Our liability for these rebates consists primarily of estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Chargebacks and Discounts: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities at prices lower than the list prices charged to our SDs who directly purchase the product from us.  These SDs charge us for the difference between what they pay for the product and our contracted selling price to these specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities.  These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue.  Actual chargeback amounts are generally determined at the time of resale to the specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities by our SDs. The estimated obligations arising from these chargebacks and discounts are included as part of Other Accrued Liabilities in the balance sheet.

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

We granted performance-based stock options to purchase shares of our common stock which will vest upon the achievement of certain corporate performance-based milestones. We determined the fair values of these performance-based stock options using the Black-Scholes option pricing model at the date of grant. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognize stock-based compensation expense on the related estimated grant date fair values of such options on a straight-line basis from the date of grant up to the date when we expect the performance condition will be achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, we recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement. In those cases, we recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if we had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be achieved, if any.

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Outstanding stock options	21,044	20,721	21,044	20,721
Purchase Plan	109	69	109	69
Total	21,153	20,790	21,153	20,790

6.Stock-Based Compensation

Total stock-based compensation related to all of our share-based payments that we recognized for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Selling, general and administrative	$2,194	$591	$3,913	$1,950
Research and development	801	282	1,734	978
Total stock-based compensation expense	$2,995	$873	$5,647	$2,928

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.9%	2.1%	2.7%	2.2%
Expected term (in years)	6.0	6.2	6.7	6.7
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67.9%	64.4%	65.1%	63.2%

The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant.  Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 4,541,725 shares of common stock during the nine months ended September 30, 2018 with a grant-date weighted-average fair value of $2.67 per share. As of September 30, 2018, we have 2,790,000 shares related to outstanding performance-based stock option awards with a grant date fair value of $5.9 million which will vest upon achievement of certain corporate performance-based milestones. Of this amount, 2,590,000 shares related to performance-based stock option awards have either already vested, or the related corporate-based milestone is considered to be probable.  Accordingly, we have recognized $3.1 million in stock-based compensation expense related to these awards, of which $1.5 million and $2.0 million were recorded during the three and nine months ended September 30, 2018, respectively.

As of September 30, 2018, there was approximately $12.9 million of unrecognized stock-based compensation cost related to all unvested time-based and performance-based stock options granted under our equity incentive plans, of which approximately $2.9 million related to the unvested performance stock options.

At September 30, 2018, there were 14,932,805 shares of common stock available for future grant under our equity incentive plan and 1,088,449 options to purchase shares were exercised during the nine months ended September 30, 2018.

Employee Stock Purchase Plan

Our Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of our common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering.

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

As of September  30, 2018, there were 1,790,451 shares reserved for future issuance under the Purchase Plan and there was $1.6 million of unrecognized stock-based compensation cost related to our employee stock purchase plan.  The following table summarizes the weighted-average assumptions related to our Purchase Plan for the nine months ended September 30, 2018 and 2017. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Nine Months Ended
	September 30,
	2018	2017
Risk-free interest rate	2.4%	0.6%
Expected term (in years)	1.3	1.8
Dividend yield	0.0%	0.0%
Expected volatility	66.2%	64.6%

7.Revenue from Product Sales

Our first FDA approved product, TAVALISSE™,  was approved by the U.S. FDA in April 2018. We commenced commercial sale of TAVALISSE in the U.S. in May 2018. During the three and nine months ended September 30, 2018,  we recorded net product sales of $4.9 million and $6.7 million, respectively, related to the sale of TAVALISSE. There were no product sales during the three and nine months ended September 30, 2017.

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

The following tables summarize activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2018 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2018	$—	$—	$—	$—
Provision related to current period sales	653	712	$168	1,533
Credit or payments made during the period	(270)	(13)	$—	(283)
Balance at September 30, 2018	$383	$699	$168	$1,250

The above provisions, which represent our contract liability as of September 30, 2018, are included as part of Other Accrued Liabilities in the balance sheet.

8.Inventories

The following table summarizes inventories as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Work in process	$343	$—
Finished goods	191	—
Total inventories	$534	$—

9.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of September 30, 2018, we are a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris Therapeutics International Limited (Aclaris) for the development and commercialization of janus kinase (JAK) inhibitors for the treatment of alopecia areata and other dermatological conditions, AstraZeneca (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor,

BerGenBio AS (BerGenBio) for the development and commercialization of AXL inhibitors in oncology, and Daiichi Sankyo (Daiichi) to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $222.9 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $58.0 million relates to the achievement of development events, up to $123.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. In July 2018, Bristol- Myers Squibb Company (BMS) notified us that they will discontinue their participation in the preclinical collaboration of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors which originally commenced in 2015.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it.  In February 2017, we received $3.3 million from BerGenBio as a result of BerGenBio advancing BGB324, an AXL kinase inhibitor licensed under the agreement, to a Phase 2 clinical study.  All deliverables under the agreement had been previously delivered, as such, the above payment of $3.3 million was recognized as revenue in the first quarter of 2017.

10.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Cash	$3,981	$582
Money market funds	8,585	2,795
U.S. treasury bills	4,248	6,726
Government-sponsored enterprise securities	14,489	7,826
Corporate bonds and commercial paper	84,334	97,822
	$115,637	$115,751
Reported as:
Cash and cash equivalents	$61,486	$38,290
Short-term investments	54,151	77,461
	$115,637	$115,751

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2018	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$4,250	$—	$(2)	$4,248
Government-sponsored enterprise securities	14,493	—	(4)	14,489
Corporate bonds and commercial paper	84,353	1	(20)	84,334
Total	$103,096	$1	$(26)	$103,071

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$6,733	$—	$(7)	$6,726
Government-sponsored enterprise securities	7,835	—	(9)	7,826
Corporate bonds and commercial paper	97,888	1	(67)	97,822
Total	$112,456	$1	$(83)	$112,374

As of September 30, 2018, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 58 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of September  30, 2018 through their respective maturity dates. At September 30, 2018, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of September 30, 2018, a total of 29 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at September 30, 2018.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

September 30, 2018	Fair Value	Unrealized Losses
U. S. treasury bills	$4,248	$(2)
Government-sponsored enterprise securities	14,489	(4)
Corporate bonds and commercial paper	34,674	(20)
Total	$53,411	$(26)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$8,585	$—	$—	$8,585
U.S. treasury bills	—	4,248	—	4,248
Government-sponsored enterprise securities	—	14,489	—	14,489
Corporate bonds and commercial paper	—	84,334	—	84,334
Total	$8,585	$103,071	$—	$111,656

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$2,795	$—	$—	$2,795
U.S. treasury bills	—	6,726	—	6,726
Government-sponsored enterprise securities	—	7,826	—	7,826
Corporate bonds and commercial paper	—	97,822	—	97,822
Total	$2,795	$112,374	$—	$115,169

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $19.2 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

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

14.Subsequent Event

In October 2018, we announced an exclusive license and supply agreement with Kissei Pharmaceutical Co., Ltd. (“Kissei”) to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Under the terms of the agreement, we will receive an upfront cash payment of $33 million with the potential for up to an additional $147 million in development and commercial milestone payments.  We will also receive product transfer price payments in the mid to upper twenty percent range based on tiered net sales for exclusive supply of TAVALISSE.  We retain the global rights to develop fostamatinib and the global rights, excluding these Asian countries, to commercialize fostamatinib for any indication.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first FDA approved product is TAVALISSE™ (fostamatinib disodium hexahydrate), an oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia who have had an insufficient response to a previous treatment. Our current clinical programs include an upcoming Phase 3 study of fostamatinib in autoimmune hemolytic anemia and an ongoing Phase 1 study of R835, a proprietary molecule from its interleukin receptor associated kinase (IRAK) program. In addition, we have product candidates in development with partners BerGenBio AS, Daiichi Sankyo, and Aclaris Therapeutics.

Since inception, we have financed our operations primarily through the sale of equity securities, product sales from TAVALISSE and contract payments under our collaboration agreements. Our commercial launch, research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of September 30, 2018, we had approximately $115.6 million in cash, cash equivalents and short term investments. In April 2018, we completed an underwritten public offering in which we sold 18,400,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.90 per share. We received net proceeds of approximately $67.2 million after deducting underwriting discounts and commissions and offering expenses. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including our ongoing commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-Q filing date.

In May 2018, we announced that TAVALISSE was available by prescription for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment. TAVALISSE, was approved by the U.S. FDA in April 2018. In October 2018, we announced that the European Medicines Agency (EMA) has validated the Marketing Authorization Application (MAA) for fostamatinib in adult chronic immune thrombocytopenia and initiated the MAA review process. We anticipate a decision from the Committee on Human Medicinal Products (CHMP) of the EMA by the fourth quarter of 2019.  In October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea in which we will receive an upfront cash payment of $33 million.  We plan to enter into partnership with a  third party to commercialize fostamatinib in Europe.

Our revenues have consisted of product sales from TAVALISSE and revenues from sponsored research and license agreements with our corporate collaborators. Our potential future revenues may include product sales from TAVALISSE, and payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time, except as described under Note 14 of our financial statements.

TAVALISSE in ITP

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

We submitted an NDA for fostamatinib in ITP in April 2017, which was accepted by the FDA in June 2017, with an action date for the FDA to complete its review by April 17, 2018, under the PDUFA. On April 17, 2018, we announced that the FDA had approved TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment. On April 30, 2018, we announced that the American Journal of Hematology published positive results from the FIT Phase 3 clinical program. We launched TAVALISSE in the U.S. on our own in May 2018.  In October 2018, we announced that the EMA has validated the MAA for fostamatinib in adult chronic immune thrombocytopenia initiated the MAA review process. We anticipate a decision from the CHMP of the EMA by the fourth quarter of 2019.  In October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea in which we will receive an upfront cash payment of $33 million.  We plan to enter into partnership with a third party to commercialize fostamatinib in Europe.

Recent update on TAVALISSE launch

Since commercial launch in May 2018, demand for TAVALISSE in adult patients with previous treatment failure in chronic ITP continues to grow, with broad usage seen in steroid refractory patients. TAVALISSE has been utilized by a broad base of prescribers and community physicians, and the payor response has been positive with an approval rate of 85-90%.

Commercial launch activities, including sales and marketing

A significant portion of our operating expenses in 2018 is related to our commercial launch activities for TAVALISSE. Specifically, our marketing and sales efforts is focused on targeting approximately 3,000 hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients. To support these efforts, we  have hired experienced commercial professionals, including sales representatives in the hematology area, and commercial operations, marketing, and market access professionals. In the ordinary course of business, we also entered into contractual agreements with third parties to support our commercial activities.

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

Even with the above treatment options, a significant number of patients remain severely thrombocytopenic for long durations and are subject to risk of spontaneous or trauma-induced hemorrhage. The addition of fostamatinib to the treatment options could be beneficial since it has a different mechanism of action than the thrombopoietin (TPO) agonists. Fostamatinib is a potent and relatively selective SYK inhibitor, and its inhibition of Fc receptors and B-cell receptors signaling pathways make it a potentially broad immunomodulatory agent.

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

Orally available fostamatinib program.  We are currently conducting the second stage of our Phase 2 clinical trial, also known as SOAR study, on patients with warm AIHA. The trial is an open-label, multi-center, two-stage study that will evaluate the efficacy and safety of fostamatinib in patients with warm AIHA who have previously received treatment for the disorder, but have relapsed. Stage 1 completed enrollment for 19 patients (17 patients evaluable for efficacy) who received 150 mg of fostamatinib orally twice a day for a period of 12 weeks, with an option of entering into a long-term extension study. The patients returned to the clinic every two weeks for blood draws and medical assessment. The primary efficacy endpoint of this study was to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline.

In October 2017, we announced that, on a top-line, preliminary basis, Stage 1 of the AIHA study enrolled 17 patients who have had at least one post-baseline hemoglobin measure.  In January 2018, we also announced the updated top-line data as of December 2017 for this open-label study of which 47% of these patients (8 patients out of 17) have responded to fostamatinib treatment. Of the 17, six patients, including the last two patients enrolled, responded during the 12-week evaluation period and an additional two patients met the response criteria in the extension study after 12 weeks of dosing. In February 2018, an additional patient in the Stage 1 extension study met the response criteria.  As of February 2018, 53% of evaluable patients (9 of 17) have responded to fostamatinib treatment. The safety profile was consistent with the existing fostamatinib safety database. Given that the Stage 1 of the study met its primary efficacy endpoint, we began enrollment of Stage 2 of this study, in which we planned to enroll 20 patients under the same protocol. After we obtained feedback from the FDA, we stopped enrollment of Stage 2 of this study at the end of August 2018 and we will proceed with the pivotal Phase 3 trial.

We have submitted our pivotal Phase 3 trial design for the treatment of warm AIHA to the FDA. The trial, which was designed in consultation with the FDA, is a placebo-controlled study of approximately 80 patients with primary or secondary warm AIHA who have failed at least one prior treatment. The primary endpoint will be a durable hemoglobin response by week 24, defined as Hgb > 10 g/dL and > 2 g/dL greater than baseline and durability response, with the response not being attributed to rescue therapy. Enrollment is expected to begin in the first half of 2019.

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

Orally-available fostamatinib program.  Our Phase 2 clinical trial in patients with IgAN, called SIGN (SYK Inhibition for Glomerulonephritis) completed enrollment for its first and second cohorts.  In January 2017, we announced that the first cohort in the Phase 2 study of fostamatinib in IgAN was completed in various centers throughout Asia, the U.S. and Europe. This cohort evaluated the efficacy, safety, and tolerability of the lower dose of fostamatinib (100mg BID, n=26; placebo n=12) as measured by change in proteinuria, renal function, and histology (comparing the pre- and post-study renal biopsies). The primary efficacy endpoint was the mean change in proteinuria from baseline at 24 weeks. The study found that at 24 weeks, fostamatinib was well tolerated with a good safety profile. The second cohort evaluated a higher dose of fostamatinib (150mg BID) and completed enrollment in August 2017.

On April 3, 2018, we announced that trial did not achieve statistical significance for its primary endpoint, which was mean change in  proteinuria comparing fostamatinib dose groups to placebo controls in all patients studied.  However, in a pre-specified subgroup analysis of patients with greater than 1 gram/day of proteinuria at baseline, the initial data showed a greater reduction in proteinuria in fostamatinib-treated patients relative to placebo patients (this finding did not reach statistical significance). Patients with greater than 1 gram/day of proteinuria have an increased risk of disease progression and represent an unmet medical need. Current guidance for clinical trials in IgAN recommends studying patients with greater than 1 gram/day of proteinuria at entry. We decided to postpone further development of this program as we prioritize advancing the pivotal Phase 3 trial of our AIHA program.

R835, an IRAK1/4 Inhibitor for Autoimmune and Inflammatory Diseases

During the second quarter of 2018, we selected R835, a proprietary molecule from our interleukin receptor associated kinase (IRAK) preclinical development program, for human clinical trials. This investigational candidate, R835, is an orally available, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 (IL-1R) family receptor signaling. TLRs and IL- 1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions including psoriasis, rheumatoid arthritis, inflammatory bowel disease and gout (among others). R835 prevents cytokine release in response to TLR and IL-1R activation in vitro. R835 is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release.

We initiated a Phase 1 study to assess safety, tolerability, pharmacokinetics and pharmacodynamics of R835 in healthy subjects in the second quarter of 2018. This Phase 1 study is a randomized, placebo-controlled, double-blind trial in up to 91 healthy subjects, ages 18 to 55. The study design aims to assess the tolerability and safety of R835 in both single ascending and multiple ascending doses. We expect to complete our Phase 1 study by early 2019.

Partnered Clinical Programs

R548 (ATI-501 and ATI-502) - Aclaris

Aclaris is developing ATI-501 and ATI-502, an oral and topical Janus Kinase (JAK) 1/3 inhibitor. ATI- 501 is being developed as an oral treatment for patients with alopecia areata (AA), including the more severe forms of AA that result in total scalp hair loss, known as alopecia totalis, and total hair loss on the scalp and body, known as alopecia universalis. This Phase 1 cross-over trial was conducted in 12 healthy volunteers at one investigational center in the U.S. to assess the safety, bioavailability, and pharmacodynamics of ATI-501. In the trial, treatment with ATI-501 capsules was well tolerated, with a safety profile similar to placebo. No clinically significant laboratory abnormalities were observed. These data are consistent with results from an earlier Phase 1 clinical trial in 44 healthy volunteers in which the study drug was well tolerated at all doses, with a safety profile similar to placebo.  Aclaris recently started a Phase 2 clinical trial of its investigational JAK inhibitor ATI-501 oral suspension in patients with AA, including AT and AU.

During the fourth quarter of 2017, three Phase 2 studies with the topical treatment ATI-502 in AA and Vitilago were initiated. In June 2018, Aclaris announced positive interim data from its Phase 2 clinical trial of ATI-502 for the treatment of Alopecia Totalis (AT) or Alopecia Universalis (AU). In July 2018, Aclaris also announced that  the FDA has granted Fast Track designation to ATI-502 for the treatment of AA, including patchy AA and the more severe variants of the disease, AT and AU. Aclaris expects data from these three Phase 2 studies in the first half of 2019.

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

BerGenBio is conductingPhase 1/2 studies with BGB324 as a single agent in relapsed AML and myelodysplastic syndrome (MDS); and in combination with erlotinib (Tarceva®) in advanced (EGFR-positive) NSCLC. BerGenBio is also conducting Phase 2 studies with BGB324 in combination with KEYTRUDA® (pembrolizumab) in non-small cell adenocarcinoma of the lung and triple negative breast cancer (TNBC) in collaboration with another company. In October 2018, BerGenBio announced that the first patient had been dosed in the second stage of the Phase 2 studies in BGB324 in combination with KEYTRUDA®.

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

Preliminary safety and efficacy data from a Phase 1 study of DS-3032 suggests that DS-3032 may be a promising treatment for hematological malignancies including relapsed/refractory AML and high-risk MDS. Evaluation of additional dosing schedules of DS-3032 is underway and combination studies with fostamatinib is currently being conducted by Daiichi.

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

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of September 30, 2018, we are a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $222.9 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $58.0 million relates to the achievement of development events, up to $123.6 million relates to the achievement of regulatory events and up to $41.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. In July 2018, BMS notified us that they will discontinue their participation in the preclinical collaboration of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors which originally commenced in 2015.

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it.  In February 2017, we received $3.3 million from BerGenBio as a result of BerGenBio advancing BGB324, an AXL kinase inhibitor licensed under the agreement, to a Phase 2 clinical study. All deliverables under the agreement had been previously delivered, as such, the above payment of $3.3 million was recognized as revenue in the first quarter of 2017.

Results of Operations

Three and Nine Months Ended September 30, 2018 and 2017

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Product sales, net	$4,865	$—	$4,865	$6,652	$—	$6,652
Contract revenues from collaborations	—	900	(900)	—	4,484	(4,484)
Total revenues	$4,865	$900	$3,965	$6,652	$4,484	$2,168

Product sales during the three and nine months ended September 30, 2018 relates to sales of TAVALISSE in the U.S. Our product sales for TAVALISSE for the three and nine months ended September 30, 2018 represents increasing sales volume since we launched in May 2018. TAVALISSE has been prescribed across all lines of therapy in steroid refractory patients in ITP. It has been utilized by a broad base of prescribers and community physicians. There were no product sales during the three and nine months ended September 30, 2017.

We recognize product sales net of discounts and allowances that are described in “Note 3” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to update our estimated discounts and allowances as a percentage of gross product revenues in the fourth quarter of 2018, as we continue to receive actual data relative to patients participating in government programs, actual discounts and rebates paid to government payers, and actual information on the mix of our sales channels and payers.

There were no contract revenues from collaborations during the three and nine months ended September 30, 2018. Contract revenues from collaborations of $900,000 during the three months ended September 30, 2017 were related to a payment received pursuant to a license agreement with a third party. Contract revenues from collaborations of $4.5 million during the nine months ended September 30, 2017 is comprised of the $3.3 million payment from BerGenBio as a result of advancing BGB324, a selective, potent and orally available small molecule, to a Phase 2 clinical study, and a $1.2 million payment we earned pursuant to a license agreement with another third party.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time, except as described under Note 14 of our financial statements.

Cost of Product Sales

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Cost of product sales	$69	$—	$69	$99	$—	$99

We recognized $69,000 and $99,000 in cost of sales during the three and nine months ended September 30, 2018, respectively, related to our product, TAVALISSE, which was approved by the FDA in April 2018. Prior to the FDA approval, manufacturing and related costs were charged to reseach and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of sales during the current period. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical product that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Research and development expense	$11,097	$10,808	$289	$33,136	$34,708	$(1,572)
Stock-based compensation expense included in research and development expense	$801	$282	$519	$1,734	$978	$756

The increase in research and development expense for the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to personnel-related costs of $826,000, including stock-based compensation, partially offset by the decrease in research costs of $611,000 due to the completion of our pivotal Phase 3 clinical trials in ITP.

The decrease in research and development expense for the nine months ended September 30, 2018, compared to the same period in 2017, were primarily due the completion of our pivotal Phase 3 clinical trials in ITP as well as the completion of the related submission of our NDA for fostamatinib in ITP in 2017 of $5.1 million and allocated facility costs of $1.2 million, partially offset by increases in certain personnel costs of $3.5 million, including stock-based compensation, and research and development costs for our clinical trials in IRAK and AIHA programs of $734,000 and $731,000, respectively.

We expect our research and development expense in the fourth quarter of 2018 to increase compared with the previous quarters in 2018 as we prepare to launch our pivotal clinical trial for AIHA and as we complete our Phase 1 clinical trial for our IRAK program.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		From January 1, 2007*
	2018	2017	2018	2017	to September 30, 2018

Categories:
Research	$2,562	$2,306	$7,500	$7,433	$233,866
Development	6,279	6,589	19,869	21,060	362,038
Other	2,256	1,913	5,767	6,215	236,093
	$11,097	$10,808	$33,136	$34,708	$831,997

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.5 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and allocated stock-based compensation expenses of approximately $800,000 and $282,000 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, allocated facilities costs were approximately 4.0 million and $5.2 million, respectively, and allocated stock-based compensation expenses were approximately $1.7 million and $978,000, respectively.

For the three and nine months ended September 30, 2018, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, IRAK, AIHA and IgAN programs, and allocated facilities costs. For the three and nine months ended September 30, 2017, a  major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, IRAK and IgAN programs, and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$18,069	$7,947	$10,122	$48,632	$23,177	$25,455
Stock-based compensation expense included in selling, general and administrative expense	$2,194	$591	$1,603	$3,913	$1,950	$1,963

The increase in selling, general and administrative expense for the three months ended September 30, 2018, compared to the same periods in 2017, was due to the increase in personnel costs primarily  related to our customer-facing and medical affairs team of $5.0 million, third party costs to support our ongoing commercial efforts for TAVALISSE of $2.8 million and stock-based compensation expense of $1.6 million.

The increase in selling, general and administrative expense for the nine months ended September 30, 2018, compared to the same periods in 2017, was primarily due to the third party commercial-related costs to launch TAVALISSE of $12.2 million, personnel-related costs for our customer-facing and medical affairs team of $9.4 million and stock-based compensation expense of $2.0 million.

During the three and nine months ended September 30, 2018, certain performance-based stock option awards have vesting conditions that were determined as probable of achievement as of September 30, 2018. Accordingly, we recognized stock-based compensation expense of $1.5 million and $2.0 million during the three and nine months ended September 30, 2018, respectively.

We expect our selling, general and administrative expense in the fourth quarter of 2018 to remain relatively consistent with the previous quarter in 2018.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Interest income	$604	$195	$409	$1,507	$548	$959

Interest income results from our interest-bearing cash and investment balances. The increases in interest income for the three and nine months ended September 30, 2018, as compared to the same periods in 2017 were primarily due to the higher yield on our investments, as well as higher average cash and investment balances.

Gain on Disposal of Assets

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2018	2017	Change	2018	2017	Change
		(in thousands)			(in thousands)
Gain on disposal of assets	$—	$—	$—	$—	$732	$(732)

Gain on disposal of assets during the nine months ended September 30, 2017 related to the proceeds from the sale of our fully depreciated property and equipment.

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

Revenue recognition

Our revenues from product sales are recognized at net sales price when our customers, the SDs,  obtain control of our product, which occurs at a point in time, upon delivery to such SDs. Under the new revenue recognition guidance, we are required to estimate the transaction price, including variable consideration that is subject to a constraint, in our contracts with our customers. Variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue from product sales are recorded net of certain variable considerations which includes estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

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

Inventories

We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of inventories using the standard cost method, which approximates actual cost based on a FIFO basis.  Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense. We perform an assessment of the recoverability of capitalized inventories during each reporting period and write down any excess and obsolete inventories to its net realizable value in the period in which the impairment is first identified.

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

In February 2016, the FASB issued ASU No. 2016-02—Leases, which is aimed at making leasing activities more transparent, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases,  and was previously required to be applied with a modified retrospective approach to each prior reporting period presented. In July 2018, the FASB issued ASU No. 2018-11—Leases (Topic 842): Targeted Improvements. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The guidance is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this new standard on January 1, 2019.  We are currently evaluating the potential impact of the adoption of ASU No. 2016-02 on our financial statements and cannot estimate the impact of adoption at this time.

In March 2018, the FASB issued ASU No. 2018-05—Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (Tax Act) that was enacted in December 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting. In accordance with this guidance, we determined that $117.3 million of the deferred tax expense offset by a full valuation allowance recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. In accordance with ASU No. 2018-05, we will complete our accounting for the income tax effects of the Tax Act by December 22, 2018 once we have fully analyzed all necessary information related to the Tax Act.

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. We are currently evaluating the impact of adoption of this new standard on our related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in our interim financial statements in our March 31, 2019 Form 10-Q. We do not anticipate that the adoption of these SEC amendments will have a material effect on our financial position, results of operations, cash flows or shareholders’ equity.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities, sale of TAVALISSE and contract payments under our collaboration agreements. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our ongoing commercial launch of TAVALISSE.

As of September 30, 2018, we had approximately $115.6 million in cash, cash equivalents and short‑term investments, as compared to approximately $115.8 million as of December 31, 2017, a decrease of approximately $200,000. The decrease was primarily attributable to payments associated with funding our operating expenses during the nine months ended September 30, 2018, partially offset by the completed underwritten public offering whereby we received approximately $67.2 million, net of underwriting discounts and commissions and offering expenses,  $4.2 million proceeds from sale of TAVALISSE and $3.6 million proceeds from issuances of common stock upon exercise of options and participation in our employee stock purchase plan.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the nine months ended September 30, 2018, we received approximately $4.3 million of sublease income and reimbursements. We expect to receive approximately $19.2 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

In the second quarter of 2018, we completed an underwritten public offering in which we sold 18,400,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.90 per share. We received net proceeds of approximately $67.2 million after deducting underwriting discounts and commissions and offering expenses.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the ongoing commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-Q filing date.  In October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea in which we will receive an upfront cash payment of $33 million. We also continue to evaluate EU partnership for fostamatinib and other partnering opportunities across our pipeline outside the U.S. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through the proceeds from exercise of stock options and interest income earned on the investment of our excess cash balances and short-term investments. With the exception of contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend upon many factors, including, but not limited to:

•

the ongoing costs to commercialize TAVALISSE for the treatment of ITP in the United States, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	our ability to sell TAVALISSE in the United States;

•	our ability to enter into EU partnership for fostamatinib and other partnering opportunities across our pipeline outside the U.S.;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any securities class action lawsuits.

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

For the nine months ended September 30, 2018 and 2017, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(70,470)	$(57,842)
Investing activities	22,871	15,767
Financing activities	70,795	50,322
Net increase in cash and cash equivalents	$23,196	$8,247

Net cash used in operating activities was approximately $70.5 million for the nine months ended September 30, 2018, compared to approximately $57.8 million for the nine months ended September 30, 2017. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily due to the cash payments to support our ongoing efforts to commercialize TAVALISSE and the cost of our research and development programs. Net cash used in operating activities for the nine months ended September 30, 2017 was primarily due to the cash payments related to our research and development programs, which include costs related to the submission of our NDA for fostamatinib in ITP, and commercial launch preparation costs, partially offset by the $4.5 million payment we received from our collaborative partners. The timing of cash requirements may vary from period to period depending on our ongoing commercial activities related to TAVALISSE, our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $22.9 million for the nine months ended September 30, 2018, compared to approximately $15.8 million for the nine months ended September 30, 2017. Net cash provided by investing activities for the nine months ended September 30, 2018 related to net maturities of short-term investments, partially offset by capital expenditures. Net cash provided by investing activities for the nine months ended September 30, 2017 related to net maturities of short-term investments as well proceeds from disposals of assets, partially offset by capital expenditures. Capital expenditures were approximately $1.0 million for the nine months ended September 30, 2018, compared to approximately $111,000 for the same period in 2017.

Net cash provided by financing activities was approximately $70.8 million for the nine months ended September 30, 2018, compared to approximately $50.3 million for the nine months ended September 30, 2017. Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of net proceeds of $67.2 million from issuance of common stock pursuant to the underwritten public offering and $3.6 million proceeds from exercise of stock options and participation in the Purchase Plan.  Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of net proceeds of $43.0 million from issuance of common stock pursuant to the underwritten public offering we completed in February 2017, $5.7 million from issuance of shares under our Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., and $1.6 million in proceeds from exercise of stock options and participation in the Purchase Plan.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

Contractual Obligations

We conduct our commercial activities and research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, contract research organizations (CRO) and universities. We have contractual arrangements with these parties, however our contracts with them are cancelable generally on reasonable notice within one year and our obligations under these contracts are primarily based on services performed. We do not have any purchase commitments under any collaboration arrangements.

We have agreements with certain clinical research organizations (CROs) to conduct our clinical trials and with third parties relative to our commercial launch of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties.

We currently lease our research and office space under a noncancelable lease agreement with our landlord of which we have future minimum lease payments and obligations. As of September 30, 2018, we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$42,707	$9,231	$19,586	$13,890	$—

(1)

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $19.2 million which we expect to receive over the term of the sublease through January 2023.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including Kissei’s development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea,  and any of them may fail to devote the necessary resources and attention to sell and market one or more of our product candidates effectively, which could damage our reputation. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

If we are unable to successfully launch TAVALISSE and retain experienced sales force, our business will be substantially harmed.*

We currently have limited experience in marketing and selling pharmaceutical products. TAVALISSE is a newly-marketed drug and, therefore, none of the members of our sales force will have ever promoted TAVALISSE prior to its launch. As a result, we will be required to expend significant time and resources and to continuously to train our sales force to be credible, persuasive and compliant with applicable laws in marketing TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. In addition, we must continually train our sales force to ensure that an appropriate and compliant message about TAVALISSE is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate regarding its potential benefits and proper administration, our efforts to successfully commercialize TAVALISSE could be put in jeopardy, which would negatively impact our ability to generate product revenues.

We have only recently established our distribution and reimbursement capabilities, all of which will be necessary to successfully commercialize TAVALISSE. As a result, we will be required to expend significant time and resources to market, sell, and distribute TAVALISSE to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies, or the distribution and reimbursement capabilities, that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of TAVALISSE. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.*

Under the U.S. Food, Drug and Cosmetic Act, or FDCA, the FDA can approve an Abbreviated New Drug Application, or ANDA, for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form, route of administration and that it is bioequivalent to the branded product.

The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Orange Book or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon notice of a paragraph IV challenge, a patent owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs. Once an ANDA is approved by the FDA, the generic manufacturer may market and sell the generic form of the branded drug in competition with the branded medicine.

The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. If this were to occur with respect to TAVALISSE or products with which it competes, our business would be materially harmed.  We have a number of patents listed in the Orange Book, the last of which is expected to expire in July 2032.

Unforeseen safety issues could emerge with TAVALISSE that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.*

Discovery of unforeseen safety problems or increased focus on a known problem could impact our ability to commercialize TAVALISSE and could result in restrictions on its permissible uses, including withdrawal of the medicine from the market.

If we or others identify additional undesirable side effects caused by TAVALISSE after approval:

•	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, or field alerts to physicians and pharmacies;

•	regulatory authorities may withdraw their approval of the product and require us to take our approved drugs off the market;

•

we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy, or REMS;

•	we may have limitations on how we promote our drugs;

•	third-party payers may limit coverage or reimbursement for TAVALISSE;

•	sales of TAVALISSE may decrease significantly;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of TAVALISSE and could substantially increase our operating costs and expenses, which in turn could delay or prevent us from generating significant revenue from sale of TAVALISSE.

If a safety issue emerges post-approval, we may become subject to costly product liability litigation by our customers, their patients or payers. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. If we cannot successfully defend ourselves against claims that TAVALISSE caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;

•	the inability to commercialize any products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of patients from clinical studies or cancellation of studies;

•	significant costs to defend the related litigation;

•	substantial monetary awards to patients; and

•	loss of revenue.

We currently hold $10.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to obtain insurance coverage at a reasonable cost or in amounts adequate to satisfy any liability or associated costs that may arise in the future. These events could harm our business and results of operations and cause our stock price to decline.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by the Centers for Medicare and Medicaid Services, or CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

Even for those product candidates that have or may receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.*

For our product candidates that have or may receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

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

We rely and may continue to rely on a single distribution facility for the sale of TAVALISSE and potential sale of any of our product candidates.*

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

We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.*

We currently do not have the manufacturing capabilities or experience necessary to produce TAVALISSE or any product candidates for clinical trials, including fostamatinib in AIHA and our IRAK inhibitor program. We currently use one manufacturer of fostamatinib. We do not currently have, nor do we plan to acquire the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products.  Our ability to develop our product candidates, and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the APIs and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.

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

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, European Medicines Agency (EMA) and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.*

In April 2018, we announced that the FDA had approved TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had insufficient response to previous treatment. We launched fostamatinib in the United States on our own in late May 2018. We plan to enter into partnerships with third parties to commercialize fostamatinib in Europe and in October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea.  Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our preparation for the commercial launch of TAVALISSE. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. In October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea in which we will receive an upfront cash payment of $33 million. We also continue to evaluate EU partnership for fostamatinib and other partnering opportunities across our pipeline outside the U.S. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the commercial launch of TAVALISSE in the U.S. in late May 2018, through at least the next 12 months from the Form 10-Q filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. With the exception of product sales from TAVALISSE, contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, including through an “at-the-market” equity offering program. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $75.2 million for the nine months ended September 30, 2018. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and recently our significant expenses related to the costs of our ongoing commercial launch of TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of September 30, 2018, we had an accumulated deficit of approximately $1.2 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.*

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. For example, fostamatinib is covered as a composition of matter in a U.S. issued patent that has an expected expiration date of September 2031, after taking into account patent term adjustment and extension rules.

As of September 30, 2018, we had 56 pending patent applications and 385 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations with Aclaris, BMS, AZ, BerGenBio, Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma A.G., Daiichi, Merck & Co., Inc., Merck Serono and Pfizer and we expect to receive an upfront cash payment of $33 million from Kissei. Under many agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.*

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, the commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to TAVALISSE in which there are existing therapies and drug candidates in development for the treatment of ITP that may be alternative therapies to TAVALISSE. Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise commercializing approved products than we do. Also, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payers. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as from academic and research institutions and government agencies, both in the United States and abroad. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions as our research programs. Our competitors including fully integrated pharmaceutical companies have extensive drug discovery efforts and are developing novel small-molecule pharmaceuticals. We also face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that are useful in compound screening, as the technologies used by us in our drug discovery efforts.

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

Our stock price may be volatile, and our stockholders’ investment in our common stock could decline in value.*

The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	our ability to sell TAVALISSE in the United States;

•	our ability to enter into EU partnership for fostamatinib and other partnering opportunities across our pipeline outside the U.S.;

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	selling by large stockholders;

•	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation or arbitration;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2018

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2018