Form 10-K
period 2018-12-31
RIGEL PHARMACEUTICALS INC
filed 2019-02-28
CIK 1034842

rkr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
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

The approximate aggregate market value of the Common Stock held by non‑ affiliates of the registrant, based upon the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $470,773,135. Shares of the registrant’s outstanding Common Stock held by each executive officer, director and affiliates of the registrant’s outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 21, 2019, there were 167,171,505 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K incorporate information by reference from the definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K.

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

PART I

Item 1.  Business

Overview

Rigel Pharmaceuticals, Inc., is a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first U.S. Food and Drug Administration (FDA) approved product is TAVALISSE® (fostamatinib disodium hexahydrate), an oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. Our current clinical programs include an upcoming Phase 3 study of fostamatinib in autoimmune hemolytic anemia (AIHA) and an ongoing Phase 1 study of R835, a proprietary molecule from our interleukin receptor associated kinase (IRAK) program. In addition, we have product candidates in development with partners BerGenBio ASA (BerGenBio), Daiichi Sankyo (Daiichi), Aclaris Therapeutics (Aclaris), and AstraZeneca AB (AZ).

Business Update

In April 2018, we received FDA approval of our first product TAVALISSE® (fostamatinib disodium hexahydrate), an oral SYK inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia who have had an insufficient response to a previous treatment. TAVALISSE was launched in the U.S. on May 29, 2018. Sales grew approximately 50% in the fourth quarter of 2018 compared to the third quarter of 2018, which was driven, in part, by continued use of the product as an early treatment option in steroid refractory patients and strong continuation of therapy among patients. For the year ended December 31, 2018, we reported $13.9 million in net product sales of TAVALISSE.   With our fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions, we continue to execute on our commercial strategy to access the U.S. ITP market estimated to be over $1.0 billion annually.

Our execution of our global strategy for commercialization of fostamatinib outside of the U.S. has made significant progress since the fourth quarter of 2018. Our recent commercial collaborations with Kissei Pharmaceutical Co., Ltd. (Kissei) and Grifols, S.A. (Grifols), lay the groundwork for us to advance fostamatinib globally and to access the worldwide ITP market which is estimated to be over $1.8 billion annually. Kissei is a leading Japanese pharmaceutical company with significant development experience and a track record of commercial success in Asian markets. Grifols is one of the largest intravenous immunoglobulin (IVIG) providers globally that has established relationships with European hematologists and hematologist/oncologists, as well as a distribution infrastructure across the E.U.  Fostamatinib is on track for potential E.U. approval by the end of 2019, which could enable a product launch in initial European markets as early as 2020.

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Under the agreement, we received an upfront payment of $33.0 million with the potential for up to $147 million in development, regulatory and commercial milestone payments. We will also receive product transfer price payments in the mid to upper twenty percent range based on tiered net sales for the exclusive supply of fostamatinib to Kissei.

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which includes a $20 million payment upon approval from the European Medicines Agency (EMA) for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols receives exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option during a six-month time-frame to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  We retain the global rights to fostamatinib outside the Kissei and Grifols territories.

In November 2018, our pivotal Phase 3 trial design for fostamatinib in warm AIHA was submitted to the FDA. Results from our recent Phase 2 suggest that fostamatinib could potentially be an effective treatment option. Preparations for patient enrollment in our pivotal trial have begun and we are on track for study initiation in the first half of 2019. For the site selection process, we are leveraging the locations and relationships from our Phase 3 trial in chronic ITP. Additionally, in January 2018, the FDA awarded Orphan Drug Designation to fostamatinib for the treatment of warm AIHA.

In June 2018, we initiated a Phase 1 study to assess safety, tolerability, pharmacokinetics and pharmacodynamics of R835, a proprietary molecule from our IRAK program, in healthy subjects. We have several additional molecules which were discovered in our labs that are currently under development.

In May 2018, we completed an underwritten public offering in which we sold 18,400,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.90 per share and received net proceeds of approximately $67.2 million after deducting underwriting discounts and commissions and offering expenses.

Executive Team Appointments

In May 2018, we announced that Dean Schorno was appointed as the Company’s Executive Vice President and Chief Financial Officer. In March 2018, we announced that Stacy Markel was appointed as the Company’s Executive Vice President of Human Resources.

Strategy

Our goal is to become a successful commercial stage biopharmaceutical company. We aim to expand our commercial business in the U.S. on our own and globally through partnerships, and continue our research and development of novel small molecule drugs that significantly improve the lives of patients with immune and hematological disorders, cancer and rare diseases through our innovative drug discovery platform. We continue to build and maintain a strong commercial team in the U.S. to execute successfully on our commercialization strategy for TAVALISSE in chronic ITP. We also entered into partnerships for the expansion of fostamatinib into Europe and Asia, and will be concentrating on the further development of the utility of fostamatinib in other indications on our own or by our partners.

The key elements to our business and scientific strategy are to:

•	maximize the opportunity to successfully commercialize TAVALISSE in the United States, where we believe a company our size can effectively compete in rare disease markets;

•	assist our global commercialization partners in Europe and Asia in maximizing the revenue potential for fostamatinib;

•	develop and commercialize fostamatinib for possible additional indications, including AIHA;

•	develop drug candidates and establish strategic collaborations with pharmaceutical and biotechnology companies to further develop and market our product candidates.

•	develop a diverse portfolio of drug candidates that address focused therapeutic indications or that represent significant market opportunities; and

•	utilize our research engine to discover and validate new product candidates in focused therapeutic indications.

Our Product Portfolio

The following table summarizes our portfolio:

Product in Commercial Launch

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

On April 17, 2018, we announced that the FDA had approved TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment. On April 30, 2018, we announced that the American Journal of Hematology published positive results from the FIT Phase 3 clinical program. We launched TAVALISSE in the U.S. on our own in May 2018.  In October 2018, we announced that the EMA has validated the MAA for fostamatinib in adult chronic immune thrombocytopenia, which initiated the MAA review process. We anticipate a decision from the CHMP of the EMA by the fourth quarter of 2019.

Commercial launch activities, including sales and marketing

A significant portion of our operating expenses in 2018 is related to our commercial launch activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on targeting hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients.

We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes TAVALISSE in the U.S. wherein, in the ordinary course of the business, we use customary pharmaceutical company practices to market our products in the U.S. and concentrate our efforts on hematologists and hematologists-oncologists. TAVALISSE is sold initially through third-party wholesale distribution and specialty pharmacy channels and group purchasing organizations before being ultimately prescribed to patients. To facilitate our commercial activities in the U.S., we also enter into arrangements with various third-parties, including advertising agencies, market research firms and other sales-support-related services as needed. We believe that our commercial team and distribution practices are adequate to ensure that our marketing efforts reach our target customers and deliver our products to patients in a timely and compliant fashion. Also, to help ensure that all eligible patients in the U.S. have appropriate access to TAVALISSE, we have established a comprehensive reimbursement and patient support program called Rigel One Care (ROC). Through ROC, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free drug to uninsured or under-insured patients who meet certain clinical and financial criteria. In addition, ROC is designed to provide comprehensive reimbursement support services, such as prior authorization support, benefits investigation and appeals support.

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

Currently, corticosteriods remain the most common first line therapy for ITP, occasionally in conjunction with intravenous immuglobulin (IVIg) or anti-Rh(D) to help further augment platelet count recovery, particularly in emergency situations. However, it has been estimated that frontline agents lead to durable remissions in only a small percentage of newly-diagnosed adults with ITP. Moreover, concerns with steroid-related side effects often restrict therapy to approximately four weeks. As such, many patients progress to persistent or chronic ITP, requiring other forms of therapeutic intervention. In long-term treatment of chronic ITP, patients are often cycled through several therapies over time in order to maintain a sufficient response to the disease.

Other approaches to treat ITP are varied in their mechanism of action, and there is no consensus about the sequence of their use, according to the most recent ITP guideline from the American Society of Hematology. Options include splenectomy, thrombopoietin receptor agonists (TPO-RAs) and various immunosuppressants (such as rituximab). The response rate criteria of the above-mentioned options vary, precluding a comparison of response rates for individual therapies.

Even with the above treatment options, a significant number of patients remain severely thrombocytopenic for long durations and are subject to risk of spontaneous or trauma-induced hemorrhage. The addition of fostamatinib to the treatment options could be beneficial since it has a different mechanism of action than any of the therapies that are currently available.  Fostamatinib is a potent and relatively selective SYK inhibitor, and its inhibition of Fc receptors and B-cell receptors of signaling pathways make it a potentially broad immunomodulatory agent.

Other products in the U.S. that are approved by the FDA to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis) and Nplate® (Amgen, Inc.).

Fostamatinib in Global Markets

Fostamatinib in Europe/Turkey

In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent ITP, AIHA, and IgAN in Europe and Turkey. Pursuant to the terms of the license agreement, Grifols received exclusive rights to commercialize, and non-exclusive rights to develop, fostamatinib in Europe and Turkey. Grifols also received an exclusive option to expand the territory under its exclusive and non-exclusive licenses to include the Middle East, North Africa and Russia (including Commonwealth of Independent States). The parties’ collaboration is governed through a joint governance committee.

We are responsible for performing and funding certain development activities for fostamatinib for ITP and AIHA in Europe and Turkey and Grifols is responsible for all other development activities for fostamatinib in such territory. We will retain the global rights to fostamatinib outside the Grifols territories and those rights previously granted to Kissei. We remain responsible for the manufacture and supply of fostamatinib for all development and commercialization activities under the agreement. In connection with the agreement, we will enter into a supply agreement with Grifols pursuant to which we will supply Grifols with filled and finished product for use under the license agreement.

Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million, which includes a $17.5 million payment for EMA approval of fostamatinib for the first indication, currently anticipated to be for the treatment of chronic ITP, and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in Europe and Turkey. In return, Grifols receives exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option during a six-month time-frame to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  We retain the global rights to fostamatinib outside the Kissei and Grifols territories.

Fostamatinib in Japan/Asia

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Kissei is a Japan-based pharmaceutical company addressing patients' unmet medical needs through its research, development and commercialization efforts, as well as through collaborations with partners.

Under the terms of the agreement, Rigel received an upfront cash payment of $33.0 million, with the potential for an additional $147 million in development and commercial milestone payments, and will receive product transfer price payments in the mid to upper twenty percent range based on tiered net sales for the exclusive supply of fostamatinib. Kissei receives exclusive rights to fostamatinib in ITP and all future indications in Japan, China, Taiwan, and the Republic of Korea. Rigel retains the global rights, excluding these Asian countries, to develop and commercialize fostamatinib in ITP and any additional indications.

Kissei will initially seek local country approval for fostamatinib in ITP and conduct clinical studies as required by the country's Pharmaceuticals and Medical Devices Agency. Japan has the third highest prevalence of chronic ITP in the world behind the U.S. and EU.

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

Orally available fostamatinib program. We conducted our Phase 2 clinical trial, also known as the SOAR study, in patients with warm AIHA. This trial was an open-label, multi-center, two-stage study that evaluated the efficacy and safety of fostamatinib in patients with warm AIHA who had previously received treatment for the disorder, but have relapsed. The primary efficacy endpoint of this study was to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline.

In October 2017, we announced that, on a top-line, preliminary basis, Stage 1 of the AIHA study enrolled 17 patients who have had at least one post-baseline hemoglobin measure.  In January 2018, we also announced the updated top-line data as of December 2017 for this open-label study in which 47% of these patients (8 patients out of 17) have responded to fostamatinib treatment. Of the 17, six patients, including the last two patients enrolled, responded during the 12-week evaluation period and an additional two patients met the response criteria in the extension study after 12 weeks of dosing. In February 2018, an additional patient in the Stage 1 extension study met the response criteria.  As of February 2018, 53% of evaluable patients (9 of 17) have responded to fostamatinib treatment. The safety profile was consistent with the existing fostamatinib safety database. Given that the Stage 1 of the study met its primary efficacy endpoint, we began enrollment of Stage 2 of this study, in which we planned to enroll 20 patients under the same protocol. After we met with the FDA regarding the pathway of our AIHA program, we stopped enrollment of Stage 2 of this study at the end of August 2018 and planned to proceed with the pivotal Phase 3 trial.

We submitted our pivotal Phase 3 trial design for the treatment of warm AIHA to the FDA in November 2018. The trial is a placebo-controlled study of approximately 80 patients with primary or secondary warm AIHA who have failed at least one prior treatment. The primary endpoint is anticipated to be a durable hemoglobin response by week 24, defined as Hgb > 10 g/dL and > 2 g/dL greater than baseline and durability response, with the response not being attributed to rescue therapy. Enrollment is expected to begin in the first half of 2019.

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

In April 2018, we announced that trial did not achieve statistical significance for its primary endpoint, which was mean change in proteinuria comparing fostamatinib dose groups to placebo controls in all patients studied. However, in a pre-specified subgroup analysis of patients with greater than 1 gram/day of proteinuria at baseline, the initial data showed a greater reduction in proteinuria in fostamatinib-treated patients relative to placebo patients (this finding did not reach statistical significance). Patients with greater than 1 gram/day of proteinuria have an increased risk of disease progression and represent an unmet medical need. Current guidance for clinical trials in IgAN recommends studying patients with greater than 1 gram/day of proteinuria at entry. We decided to stop any further internal development of this program in the U.S.

R835, an Oral IRAK1/4 Inhibitor for Autoimmune and Inflammatory Diseases

Orally Available IRAK 1/4 Inhibitor Program. During the second quarter of 2018, we selected R835, a proprietary molecule from our IRAK preclinical development program, for human clinical trials. This investigational candidate, R835, is an orally available, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 (IL-1R) family receptor signaling. TLRs and IL- 1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions including psoriasis, rheumatoid arthritis, inflammatory bowel disease and gout (among others). R835 prevents cytokine release in response to TLR and IL-1R activation in vitro. R835 is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release.

We initiated a Phase 1 study to assess safety, tolerability, pharmacokinetics and pharmacodynamics of R835 in healthy subjects in the second quarter of 2018. This Phase 1 study is a randomized, placebo-controlled, double-blind trial in up to 91 healthy subjects, ages 18 to 55. The study design aims to assess the tolerability and safety of R835 in both single ascending and multiple ascending doses. We expect to complete our Phase 1 study in 2019.

Partnered Clinical Programs

R548 (ATI-501 and ATI-502) - Aclaris

Aclaris is developing ATI-501 and ATI-502, an oral and topical Janus Kinase (JAK) 1/3 inhibitor. ATI- 501 is being developed as an oral treatment for patients with alopecia areata (AA), including the more severe forms of AA that result in total scalp hair loss, known as alopecia totalis (AT), and total hair loss on the scalp and body, known as alopecia universalis (AU). Aclaris recently started a Phase 2 clinical trial of its investigational JAK inhibitor ATI-501 oral suspension in patients with AA, including AT and AU. In December 2018, Aclaris announced that it has completed enrollment of AUAT-201 Oral, a randomized, double-blinded, parallel-group, placebo-controlled trial to evaluate the safety, efficacy and dose response of three concentrations of ATI-501 oral suspension for the treatment of AA. Topline data from the AUAT-201 Oral trial are expected in the third quarter of 2019.

In 2017, three Phase 2 studies with the topical treatment ATI-502 in AA and Vitiligo were initiated. AA-202 Topical and AUATB-201 Topical are ongoing Phase 2 clinical trials of ATI-502 for the treatment of AA in the U.S. and Australia, respectively. In November 2018, Aclaris completed enrollment of AA-201 Topical, a randomized, double-blinded, parallel-group, placebo-controlled trial to evaluate the safety, efficacy and dose response of two concentrations of ATI-502 for the treatment of AA. Topline data from the AA-201 Topical trial are expected in the second quarter of 2019.

BGB324 - BerGenBio

BerGenBio is conducting Phase 1/2 studies with BGB324  (bemcentinib),  a  first-in-class selective AXL kinase inhibitor, as a single agent in relapsed acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS); and in combination with erlotinib (Tarceva®) in advanced (EGFR-positive) non-small-cell lung carcinoma. BerGenBio is also conducting Phase 2 studies with BGB324 in combination with KEYTRUDA® (pembrolizumab) in non-small cell adenocarcinoma of the lung and triple negative breast cancer in collaboration with another company. In October 2018, BerGenBio announced that the first patient had been dosed in the second stage of the Phase 2 studies in BGB324 in combination with KEYTRUDA®.

DS-3032 - Daiichi

DS-3032 is an investigational oral selective inhibitor of the murine double minute 2 (MDM2) protein currently being investigated by Daiichi in three Phase 1 clinical trials for solid and hematological malignancies including AML, acute lymphocytic leukemia,  chronic myeloid leukemia in blast phase, lymphoma and MDS.

Preliminary safety and efficacy data from a Phase 1 study of DS-3032 suggests that DS-3032 may be a promising treatment for hematological malignancies including relapsed/refractory AML and high-risk MDS. Evaluation of additional dosing schedules of DS-3032 is underway and combination studies with fostamatinib are currently being conducted by Daiichi.

AZ-D0449 – AZ

AZ is currently conducting a Phase 1 study in healthy volunteers and patients with mild asthma to  investigate the safety, anti-inflammatory effect of inhaled AZ-D0449. The study, which follows the single and multiple ascending doses, is currently recruiting patients.

Research/Preclinical Programs

We are conducting proprietary research in the broad disease areas of inflammation/immunology, immuno-oncology and cancers. Within these disease areas, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of December 31, 2018, we are a party to a  collaboration agreement with ongoing performance obligations, with Kissei for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea. As of December 31, 2018, we are also a party to collaboration agreements, but do not have ongoing performance obligations with Aclaris for the development and commercialization of JAK inhibitors for the treatment of AA and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. All of the abovementioned agreements fall under the scope of Accounting Standards Codification (ASC) Topic 808, Collaboration Arrangements, but are accounted for following ASC Topic 606, Revenue From Contracts with Customers, as allowed under ASC Topic 808.

Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $369.9 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $58.0 million relates to the achievement of development events, up to $220.6 million relates to the achievement of regulatory events and up to $91.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Kissei License Agreement

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. We received an upfront cash payment of $33.0 million with the potential for up to an additional $147.0 million in development, regulatory and commercial milestone payments, and will receive mid to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we are obligated to grant Kissei the license rights on fostamatinib on the territories above, as well as supply Kissei with drug product for use in clinical trials and pre-commercialization activities.  We remain responsible for the manufacture and supply of fostamatinib for all development and commercialization activities under the agreement.

We accounted for this agreement following ASC 606 and identified the following distinct performance obligations at inception of the agreement namely: (a) granting of the license, (b) supply of fostamatinib for clinical use and (c) material right associated with discounted fostamatinib that are supplied for use other than clinical or commercial.  We concluded that the granting of the license is distinct relative to the other performance obligations. Moreover, we determined that the upfront fee of $33.0 million represents the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the supply of fostamatinib and the material right associated with discounted fostamatinib, we estimated the standalone selling price using the cost plus expected margin approach. Variable consideration of $147.0 million related to future development and regulatory milestones was fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related to the supply of fostamatinib and material right upon delivery of fostamatinib to Kissei. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2018, we have granted Kissei the license rights over fostamatinib.  Accordingly, we recognized $30.6 million of the $33.0 million upfront fee as allocated revenue for the delivered license during the year ended December 31, 2018.  At December 31, 2018, performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply have not yet been satisfied. Accordingly, as of December 31, 2018, the allocated transaction price of $2.4 million on these two unsatisfied performance obligations were recorded as deferred revenue in the balance sheet.

BMS Collaboration Agreement

In February 2015, we entered into a collaboration agreement with Bristol- Myers Squibb Company (BMS) for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We were also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we were eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS also agreed to reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables were a single unit of accounting as the license did not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement and was fully amortized in September 2016, the end of the research term. We believed that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. During the year ended December 31, 2016,  we recognized revenue of $13.4 million relating to the upfront payment and $290,000 and relating to the research activities we performed. As of September 30, 2016, all deliverables under the agreement had been delivered. In November 2016, we were notified by BMS that it has designated one compound as an early drug candidate and received $3.0 million in December 2016, triggered by this development event.  In July 2018, BMS notified us that they will discontinue their participation in the preclinical collaboration of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors which originally commenced in 2015. The agreement was terminated in August 2018.

BerGenBio License Agreement

In June 2011, we entered into an exclusive license agreement with BerGenBio, pursuant to which BerGenBio has exclusive rights for the development and commercialization of an oncology program. Pursuant to the agreement, we are entitled to receive milestone and royalty payments in certain circumstances, and revenue share payments in certain circumstances.  Where the revenue share payment provisions are triggered, the milestone and royalty payment provisions cease to be applicable.  BerGenBio is responsible for all activities it wishes to perform under the license we granted to it.  In February 2017, we received $3.3 million from BerGenBio as a result of BerGenBio advancing BGB324, an AXL kinase inhibitor licensed under the agreement, to a Phase 2 clinical study. In June 2016, we received contingent payments of $1.7 million relating to a time-based non-refundable fee and $2.0 million relating to BerGenBio’s exercise of certain option rights before the prescription period to exercise the rights expired. All deliverables under the agreement had been previously delivered, as such, the above payments of $3.3 million in 2017 and $3.7 million in 2016, triggered by the above time-based and contingent events were recognized as revenue during the years ended December 31, 2017 and 2016, respectively.

In September 2018, BerGenBio served us with a notice of arbitration seeking declaratory relief related to the interpretation of provisions under the license agreement, particularly as they relate to the rights and obligations of the parties in the event of the license or sale of a product by BerGenBio and/or the sale of BerGenBio to a third party.  The arbitration panel dismissed four of the six declarations sought by BerGenBio, and we thereafter consented to one of the remaining declarations requested by BerGenBio.  On February 27, 2019, the arbitration panel issued a determination granting the declaration sought by BerGenBio on the remaining issue, and held that in the event of a sale of shares by BerGenBio’s shareholders where there is no monetary benefit to BerGenBio, we would not be entitled to a portion of the proceeds from such a sale.  In this circumstance, where the revenue share is not triggered, the milestone and royalty payment provisions remain in effect.  We are still reviewing this determination.  We believe the determination will not have a material adverse effect on our operations, cash flows or financial condition.

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

Intellectual Property

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. As of December 31, 2018, we had 60 pending patent applications and 386 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development

We currently hold a number of issued patents in the United States, as well as corresponding applications that allow us to pursue patents in other countries, some of which have been allowed and/or granted and others of which we expect to be granted. Specifically, in most cases where we hold a U.S. issued patent, the subject matter is covered at least by an application filed under the Patent Cooperation Treaty (PCT), which is then used or has been used to pursue protection in certain countries that are members of the treaty.  Our patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Some of these patents may be eligible for patent term extensions, depending on their subject matter and length of time required to conduct clinical trials. Our material patents relate to fostamatinib, an oral SYK inhibitor, that is the active pharmaceutical ingredient in TAVALISSE, and R406, the active metabolite of fostamatinib.  These patents will expire in 2023, 2026, 2028, 2030, 2031, 2032 and 2034.

Fostamatinib.  Fostamatinib is covered as a composition of matter in a U.S. issued patent that has an expected expiration date of September 2031, after taking into account a patent term adjustment and extension rules. Fostamatinib is also covered under broader composition of matter claims in a U.S. issued patent that has an expiration date in March 2026, after taking into account a patent term adjustment.  Additional patents covering fostamatinib composition of matter, methods for use, formulations, methods for making and intermediates expire in 2023, 2026, 2028, 2030, 2032 and 2034.  Corresponding applications have been filed in foreign jurisdictions under the PCT, and are at various stages of prosecution. Of note, a patent covering fostamatinib as a composition of matter and in compositions for use treating various diseases has been granted by the European Patent Office.

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

There are existing therapies and drug candidates in development for the treatment of ITP that may be alternative therapies to TAVALISSE. Currently, corticosteriods remain the most common first line therapy for ITP, occasionally in conjunction with intravenous immuglobulin (IVIg) or anti-Rh(D) as added agents to help further augment platelet count recovery, particularly in emergency situations. However, it has been estimated that frontline agents lead to durable remissions in only a small percentage of newly-diagnosed adults with ITP. Moreover, concerns with steroid-related side effects often restrict therapy to approximately four weeks. As such, many patients progress to persistent or chronic ITP, requiring other forms of therapeutic intervention.

Other approaches to treat ITP are varied in their mechanism of action, and there is no consensus about the sequence of their use, according to the most recent ITP guideline from the American Society of Hematology. Options include splenectomy, TPO-RAs and various immunosuppressants (such as rituximab). The response rate criteria of the above-mentioned options vary, precluding a comparison of response rates for individual therapies.

Even with the above treatment options, a significant number of patients remain severely thrombocytopenic for long durations and are subject to risk of spontaneous or trauma-induced hemorrhage. The addition of fostamatinib to the treatment options could be beneficial since it has a different mechanism of action than the TPO agonists. Fostamatinib is a potent and relatively selective SYK inhibitor, and its inhibition of Fc receptors and B-cell receptors signaling pathways make it a potentially broad immunomodulatory agent.

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

We believe that our ability to compete is dependent, in part, upon our ability to create, maintain and license scientifically advanced technology and upon our and our collaborators’ ability to develop and commercialize pharmaceutical products based on this technology, as well as our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon our technology. The failure by any of our collaborators or us, including our commercial team, in any of those areas may prevent the successful commercialization of our potential drug targets.

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

We face and will continue to face intense competition from other companies for commercial and collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to additional technologies. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours.

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

Operating Expenses

A significant portion of our operating expenses in 2018 is related to our commercial launch activities for TAVALISSE and research and development activities. Specifically, our marketing and sales efforts is focused on targeting hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients. To support these efforts, we have hired experienced commercial professionals, including sales representatives in the hematology area, and commercial operations, marketing, and market access professionals. In the ordinary course of business, we also entered into contractual agreements with third parties to support our commercial activities. Additionally, we intend to maintain our strong commitment to research and development. We plan to develop and commercialize fostamatinib for possible additional indications, including AIHA. See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for costs and expenses related to research and development, and other financial information for each of the fiscal years 2018, 2017 and 2016.

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

A drug product candidate must be approved by the FDA through the new drug application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an Investigational New Drug (IND), which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, for each clinical site before each clinical trial may be initiated;
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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Third-party payors include federal and state government health programs such as Medicare and Medicaid, commercial health insurers, managed care organizations, and other organizations. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. For example, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Further, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for the product. It is likely that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for a pharmaceutical manufacturer’s products or additional pricing pressure.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it, in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, including PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state, local and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, restrict payments that may be made to healthcare providers and other potential referral sources, and/or require drug manufacturers to report information related to payments and transfers of value made to physicians and other health care providers or entities or marketing expenditures. In addition, there are local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to drug pricing; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union (E.U.), which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, possible exclusion from participation in federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Healthcare Reform

The United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act which included changes to the coverage and payment for drug products under government health care programs. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While neither the Texas District Court Judge, Trump administration nor CMS have stated that the ruling will have an immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts will impact the Affordable Care Act.

Outside the United States, ensuring adequate coverage and payment for our products will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Recent budgetary pressures in many E.U. countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

Manufacturing and Raw Materials

We do not own or operate manufacturing or distribution facilities or resources for clinical or commercial production and distribution of our product for commercial use or for preclinical and clinical trials. We assign internal personnel to manage and oversee third parties working on our behalf under contract. These third parties manufacture raw materials, the active pharmaceutical ingredient, or API, and finished drug product for commercial distribution and for use in clinical studies. We currently rely on, and will continue to rely on these third-party contract manufacturers to produce sufficient quantities of our products.

Employees

As of December 31, 2018, we had 158 employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining experienced and qualified sales and marketing personnel to successfully commercialize our product and scientific personnel to continue to perform research and development work in the future will be critical to our business success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

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

Our prospects are highly dependent on the successful commercialization of TAVALISSE® (fostamatinib disodium hexahydrate), which received approval in April 2018 from the FDA for patients with chronic ITP who have had an insufficient response to a previous treatment. To the extent that TAVALISSE is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

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

Market acceptance of fostamatinib and any of our or collaborative partners’ future product candidates that may receive approval, will depend on a number of factors, including:

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

Even if we are successful in building out our commercial team, there are many factors that could cause the launch and commercialization of TAVALISSE to be unsuccessful, including a number of factors that are outside our control. The commercial success of TAVALISSE depends on the extent to which patients and physicians accept and adopt TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. We also do not know how physicians, patients and payors will respond to the price increases of fostamatinib.

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

Additionally, the approved labeling ultimately approved for any of our product candidates for which we have or may obtain regulatory approval may include restrictions on their uses and may be subject to ongoing FDA or international regulatory authority requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. If we or any of our collaborative partners do not timely obtain or comply with the labeling approval by the FDA or international regulatory authorities on any of our product candidates, it may delay or inhibit our ability to successfully commercialize our products and generate revenues.

If we are unable to successfully launch TAVALISSE and retain experienced sales force, our business will be substantially harmed.

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

If the market opportunities for TAVALISSE and product candidates are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer.

Certain of the diseases that TAVALISSE and our other product candidates being developed to address are in underserved and underdiagnosed populations. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who will seek treatment utilizing our products or product candidates, may not be accurate. If our estimates of the prevalence or number of patients potentially on therapy prove to be inaccurate, the market opportunities for fostamatinib and our other product candidates may be smaller than we believe they are, our prospects for generating expected revenue may be adversely affected and our business may suffer.

We have recently increased, and will continue to increase, the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.

As of December 31, 2018, we had approximately 158 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of TAVALISSE and our other product candidates.

Our future financial performance and our ability to commercialize TAVALISSE and our other product candidates that may receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize TAVALISSE, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:

•	manage our development efforts effectively;

•	integrate additional management, administrative and manufacturing personnel;

•	further develop our marketing and sales organization; and

•	maintain sufficient administrative, accounting and management information systems and controls.

We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals could materially and adversely affect our business and operations.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may incur significant liability if it is determined that we are promoting the “off-label” use of TAVALISSE or any of our future product candidates if approved.

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

Enacted or future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and/or commercialize fostamatinib or our product candidates, once approved, and affect the prices we may set or obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell fostamatinib or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.  The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our approved product and product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. More recently, in July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. While neither the Texas District Court Judge, Trump administration nor CMS have stated that the ruling will have an immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts will impact the Affordable Care Act. Additional policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

In the United States, the European Union and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The United States Department of Health and Human Services has already started the process of soliciting feedback on some of these measures while concurrently implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

•

the federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	the U.S. Federal Food, Drug and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs and medical devices; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare fraud and abuse laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. We may also be subject to:  state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that restrict payments that may be made to healthcare providers; state and local laws that require pharmaceutical manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and entities, or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; state laws that require information to be reported related to drug pricing; and equivalent foreign laws and regulations. Further, we may be subject to state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.

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

Unforeseen safety issues could emerge with TAVALISSE that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.

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

We participate in the Medicaid Drug Rebate Program, as administered by the CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

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

We rely and may continue to rely on a single distribution facility for the sale of TAVALISSE and potential sale of any of our product candidates.

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

We rely and will continue to rely on certain third parties, including those located outside the U.S., as our limited source of the materials they supply or the finished products they manufacture. The drug substances and other materials used in our product candidates are currently available only from one or a limited number of supplier or manufacturer and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. Any of these existing supplier or manufacturer may:

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

We expect that our revenues from sales of any of our product candidates will continue to be based in part on estimates, judgment and accounting policies.  Any incorrect estimates or disagreements with regulators or others regarding such estimates or accounting policies may result in changes to our guidance, projections or previously reported results. Expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-

term, and such fluctuations can adversely affect the price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

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

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

In April 2018, we announced that the FDA had approved TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had insufficient response to previous treatment. We launched fostamatinib in the United States on our own in late May 2018. In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent immune ITP, AIHA, and IgAN in Europe and Turkey, and in October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea.  Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping.

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

We do not and will not have access to all information regarding fostamatinib and product candidates we licensed to Kissei and Grifols.

We do not and will not have access to all information regarding fostamatinib and other product candidates, including potentially material information about commercialization plans, medical information strategies, clinical trial design and execution, safety reports from clinical trials, safety reports, regulatory affairs, process development, manufacturing and other areas known by Kissei and Grifols. In addition, we have confidentiality obligations under our agreement with Kissei and Grifols. Thus, our ability to keep our shareholders informed about the status of fostamatinib will be limited by the degree to which Kissei and/or Grifols keep us informed and allows us to disclose such information to the public. If Kissei and/or Grifols fail to keep us informed about commercialization efforts related to fostamatinib, or the status of the clinical development or regulatory approval pathway of other product candidates licensed to them, we may make operational and/or investment decisions that we would not have made had we been fully informed, which may materially and adversely affect our business and operations.

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

Before commencing clinical trials in humans in the United States, we, or our collaborative partners, will need to submit and receive approval from the FDA of an IND application. Clinical trials are subject to oversight by institutional review boards and the FDA and:

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

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our preparation for the commercial launch of TAVALISSE. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent ITP, AIHA, and IgAN in Europe and Turkey, in which we received an upfront payment of $30.0 million. However, if by the second anniversary of the effective date of the agreement, the EMA has not approved the MAA for fostamatinib for ITP, Grifols will have the right to terminate such agreement in its entirety within six 6 months after such second anniversary by providing us with at 60 days’ written notice, and in such event only, we are required to refund to Grifols $25.0 million of the upfront payment. In October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea in which we will receive an upfront cash payment of $33.0 million. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the commercial launch of TAVALISSE in the U.S. in late May 2018, through at least the next 12 months from the Form 10-K filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. With the exception of product sales from TAVALISSE, contingent and royalty payments that we may receive under our existing collaborations, we do not currently have any commitments for future funding. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, including through an “at-the-market” equity offering program. Any debt financing that we are able to obtain may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend on many uncertain factors.

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

•	the costs to commercialize fostamatinib for the treatment of ITP in the United States, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	our ability to successfully obtain EMA authorization on our MAA for fostamatinib in ITP in Europe;

•	the progress and success of clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

We incurred a loss from operations of approximately $72.7 million during the year ended December 31, 2018. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and recently our significant expenses related to the costs of our ongoing commercial launch of TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of December  31, 2018, we had an accumulated deficit of approximately $1.2 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

While our existing collaborative agreements typically provide that we retain milestone payments, royalty rights and/or revenue sharing with respect to drugs developed from certain compounds or derivative compounds, any such payments or royalty rights may be at reduced rates, and disputes may arise over the application of payment provisions or derivative payment provisions to such drugs, and we may not be successful in such disputes.  For example, in September 2018, BerGenBio served us with a notice of arbitration seeking declaratory relief related to the interpretation of provisions under our June 2011 license agreement, particularly as they relate to the rights and obligations of the parties in the event of the license or sale of a product in the program by BerGenBio and/or the sale of BerGenBio to a third party.  The arbitration panel dismissed four of the six declarations sought by BerGenBio, and we thereafter consented to one of the remaining declarations requested by BerGenBio.  On February 27, 2019, the arbitration panel issued a determination granting the declaration sought by BerGenBio on the remaining issue, and held that in the event of a sale of shares by BerGenBio’s shareholders where there is no monetary benefit to BerGenBio, we would not be entitled to a portion of the proceeds from such a sale.  In this circumstance where the revenue share provision is not triggered, the milestone and royalty payment provisions remain in effect.  We are still reviewing this determination.  While we do not believe that the determination will have a material adverse effect on our operations, cash flows or financial condition, we can make no assurance regarding any such impact. Additionally, the management teams of our collaborators may change for various reasons including due to being acquired. Different management teams or an acquiring company of our collaborators may have different priorities which may have adverse results on the collaboration with us.

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

As of December 31, 2018, we had 60 pending patent applications and 386 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations with Grifols, Kissei, Aclaris, BMS, AZ, BerGenBio, Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma A.G., Daiichi, Merck & Co., Inc., Merck Serono and Pfizer. Under many agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until some time well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

Global economic conditions could adversely impact our business.

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

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	our ability to sell TAVALISSE in the United States;

•	our ability to enter into partnering opportunities across our pipeline;

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	selling by large stockholders;

•	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	litigation or arbitration;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

The vote by the United Kingdom (U.K.) electorate in favor of the U.K.’s exit from the E.U. could adversely impact our business, results of operations and financial condition.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading publicly on the Nasdaq Global Market under the symbol “RIGL” on December 7, 2000.

Holders

As of February 21, 2019, there were approximately 88 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2013 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified‑capitalization weighted index that includes securities of Nasdaq‑listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends at fiscal year ending December 31.

Item 6.  Selected Financial Data

The following selected financial data has been derived from our audited financial statements. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10‑ K.

	Fiscal Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations
Product sales, net	$13,947	$—	$—	$—	$—
Contract revenues from collaborations	30,562	4,484	20,383	28,895	8,250
Total revenues	44,509	4,484	20,383	28,895	8,250

Costs and expenses:
Cost of product sales	287	—	—	—	—
Research and development	46,903	46,269	63,446	62,825	67,696
Selling, general and administrative	70,002	37,831	20,908	17,813	22,501
Restructuring charges	—	—	5,770	—	—
Loss on sublease	—	—	—	—	9,302
Total costs and expenses	117,192	84,100	90,124	80,638	99,499
Loss from operations	(72,683)	(79,616)	(69,741)	(51,743)	(91,249)
Interest income	2,203	892	437	222	243
Gain on disposal of assets	—	732	88	57	98
Net loss	$(70,480)	$(77,992)	$(69,216)	$(51,464)	$(90,908)
Net loss per share, basic and diluted	$(0.44)	$(0.62)	$(0.73)	$(0.58)	$(1.04)
Weighted average shares used in computing net loss per share, basic and diluted	160,529	126,324	94,387	88,434	87,662

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$128,537	$115,751	$74,766	$126,276	$143,159
Working capital	109,253	99,096	53,626	95,228	136,512
Total assets	139,109	119,111	78,134	131,747	154,135
Accumulated deficit	(1,209,334)	(1,138,854)	(1,060,862)	(991,646)	(940,182)
Total stockholders’ equity	109,877	100,646	55,027	91,381	128,246

See Note 1 to the Financial Statements for a  description of the number of shares used in the computation of basic and diluted loss per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first FDA approved product is TAVALISSE® (fostamatinib disodium hexahydrate), an oral SYK inhibitor, for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. Our current clinical programs include an upcoming Phase 3 study of fostamatinib in AIHA and an ongoing Phase 1 study of R835, a proprietary molecule from our IRAK program. In addition, we have product candidates in development with partners BerGenBio, Daiichi Sankyo, and Aclaris Therapeutics.

Business Update

In April 2018, we received FDA approval of our first product TAVALISSE® (fostamatinib disodium hexahydrate), an oral SYK inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia who have had an insufficient response to a previous treatment. TAVALISSE was launched in the U.S. on May 29, 2018. Sales grew approximately 50% in the fourth quarter of 2018 compared to the third quarter of 2018, which was driven, in part, by continued use of the product as an early treatment option in steroid refractory patients and strong continuation of therapy among patients. For the year ended December 31, 2018, we reported $13.9 million in net product sales of TAVALISSE.  With our fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions, we continue to execute on our commercial strategy to access the U.S. ITP market estimated to be over $1.0 billion annually.

Our execution of our global strategy for commercialization of fostamatinib outside of the U.S. has made significant progress since the fourth quarter of 2018. Our recent commercial collaborations with Kissei and Grifols, lay the groundwork for us to advance fostamatinib globally and to access the worldwide ITP market which is estimated to be over $1.8 billion annually. Kissei is a leading Japanese pharmaceutical company with significant development experience and a track record of commercial success in Asian markets. Grifols is one of the largest intravenous immunoglobulin (IVIG) providers globally that has established relationships with European hematologists and hematologist/oncologists, as well as a distribution infrastructure across the E.U.  Fostamatinib is on track for potential E.U. approval by the end of 2019, which could enable a product launch in initial European markets as early as 2020.

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Under the agreement, we received an upfront payment of $33.0 million with the potential for up to $147 million in development, regulatory and commercial milestone payments. We will also receive product transfer price payments in the mid to upper twenty percent range based on tiered net sales for the exclusive supply of fostamatinib to Kissei.

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which which includes a $20 million payment upon approval from the European Medicines Agency (EMA) for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols receives exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option during a six-month time-frame to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  We retain the global rights to fostamatinib outside the Kissei and Grifols territories.

In November 2018, our pivotal Phase 3 trial design for fostamatinib in warm AIHA was submitted to the FDA.

Results from our recent Phase 2 suggest that fostamatinib could potentially be an effective treatment option. Preparations for patient enrollment in our pivotal trial have begun and we are on track for study initiation in the first half of 2019. For the site selection process, we are leveraging the locations and relationships from our Phase 3 trial in chronic ITP. Additionally, in January 2018, the FDA awarded Orphan Drug Designation to fostamatinib for the treatment of warm AIHA.

In June 2018, we initiated a Phase 1 study to assess safety, tolerability, pharmacokinetics and pharmacodynamics of R835, a proprietary molecule from our IRAK program, in healthy subjects. We have several additional molecules which were discovered in our labs that are currently under development.

In May 2018, we completed an underwritten public offering in which we sold 18,400,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.90 per share and received net proceeds of approximately $67.2 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, product sales from TAVALISSE and contract payments under our collaboration agreements. Our commercial launch, research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of December 31, 2018, we had approximately $128.5 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including our ongoing commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-K filing date.

Executive Team Appointments

In May 2018, we announced that Dean Schorno was appointed as the Company’s Executive Vice President and Chief Financial Officer. In March 2018, we announced that Stacy Markel was appointed as the Company’s Executive Vice President of Human Resources.

Product Development Programs

Our product portfolio features multiple novel, targeted drug candidates in the therapeutic areas of immunology, hematology, cancer and rare diseases. Please refer to “Part I. Item 1. Business—Product Portfolio” for a detailed discussion of our multiple product candidates in development.

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. Please refer to “Part I. Item 1. Business—Sponsored Research and License Agreements” for a detailed discussion of our corporate collaborations.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, including those related to revenue recognition on product sales and collaboration agreements, recoverability of our assets, including accounts receivables and inventories, stock-based compensation and the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine whether arrangements are within the scope of this new guidance, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of this new guidance, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Sales

Our revenues from product sales are recognized at net sales price when our customers, the specialty distributors (SDs), obtain control of our product, which occurs at a point in time, upon delivery to such SDs. Under the new revenue recognition guidance, we are required to estimate the transaction price, including variable consideration that is subject to a constraint, in our contracts with our customers. Variable considerations are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue from product sales are recorded net of certain variable considerations which includes estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

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

Contract Revenues from Collaborations

In the normal course of business, we conduct research and development programs independently and in connection with our corporate collaborators, pursuant to which we license certain rights to our intellectual property to third parties. The terms of these arrangements typically include payment to us for a combination of one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; product supply services; and royalties on net sales of licensed products.

Upfront License Fees: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Development, Regulatory or Commercial Milestone Payments: At the inception of each arrangement that includes payments based the achievement of certain development, regulatory and commercial or launch events, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved. The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, and recorded as part of contract revenues from collaborations during the period of adjustment.

Product Supply Services: Arrangements that include a promise for future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

Sales-based Milestone Payments and Royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, we determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate to and if such is the case, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Stock‑Based Compensation

We have two stock option plans that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), wherein eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. We account for forfeitures as they occur.

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

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1, “Summary of Significant Accounting Policies”, in the Notes to Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Results of Operations

Year Ended December 31, 2018, 2017 and 2016

Revenues

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2018	2017	2016	2018 from 2017	2017 from 2016
	(in thousands)
Product sales, net	$13,947	$—	$—	$13,947	$—
Contract revenues from collaborations	30,562	4,484	20,383	26,078	(15,899)
Total revenues	$44,509	$4,484	$20,383	$40,025	$(15,899)

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	December 31,
	2018	2017	2016
Kissei	69%	—	—
ASD Healthcare and Oncology Supply	17%	—	—
McKesson Specialty Care Distribution Corporation	11%	—	—
BerGenBio	—	74%	18%
BMS	—	—	82%
Others	3%	26%	—

Revenues by collaborative partners were:

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2018	2017	2016	2018 from 2017	2017 from 2016
	(in thousands)
Kissei	$30,562	$—	$—	$30,562	$—
BerGenBio	—	$3,334	$3,666	$(3,334)	$(332)
Other third party	—	1,150	—	(1,150)	1,150
BMS	—	—	16,717	—	(16,717)
Total	$30,562	$4,484	$20,383	$26,078	$(15,899)

Product sales for the year ended December 31, 2018 relates to sales of TAVALISSE in the U.S. from the launch in May 2018. There were no product sales during the years ended December 31, 2017 and 2016. We recognize product sales net of discounts and allowances that are described in Note 1—Summary of Significant Accounting Policies of “Part II, Item 8, Financial Statements and Supplementary Data”.

Contract revenues from collaborations of $30.6 million during the year ended December 31, 2018 relates to the portion of the $33.0 million upfront fee recognized as revenue upon delivery of license rights to Kissei for the development and commercialization of fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Contract revenues from collaborations of $4.5 million during the year ended December 31, 2017 is comprised of the $3.3 million payment we received from BerGenBio pursuant to advancing a licensed AXL kinase inhibitor to Phase 2 clinical study and a $1.2 million payment we earned pursuant to a license agreement with a third party.  Contract revenues from collaborations of $20.4 million in 2016 were comprised of the $13.4 million amortization of the $30.0 million upfront payment, contingent payment of $3.0 million, and the research service fees we earned from BMS of $290,000, as well as the contingent payment of $3.7 million we received from BerGenBio.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time, except as described under Note 15—Subsequent Event of “Part II, Item 8, Financial Statements and Supplementary Data”.  As of December 31, 2018, we have deferred revenue of $2.4 million which we will recognize as revenue when the product supply is delivered to Kissei. We had no deferred revenue as of December 31, 2017 and 2016.

Cost of Product Sales

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2018	2017	2016	2018 from 2017	2017 from 2016
	(in thousands)
Cost of product sales	$287	$—	$—	$287	$—

We recognized $287,000 in cost of product sales during the year ended December 31, 2018 related to our product, TAVALISSE, which was approved by the FDA in April 2018. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of sales during the current period. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical product that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing.

Research and Development Expenses

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2018	2017	2016	2018 from 2017	2017 from 2016
	(in thousands)
Research and development expense	$46,903	$46,269	$63,446	$634	$(17,177)
Stock-based compensation expense included in research and development expense	$2,321	$1,497	$3,103	$824	$(1,606)

The increase in research and development expense for the year ended December 31, 2018, compared to the same period in 2017,  was primarily due to the increase in personnel and personnel-related costs of $3.5 million, research and development costs for our clinical trials in AIHA of $2.2 million, preclinical program of $2.2 million, and IRAK program of $529,000, partially offset by the decreases in research and development costs due the completion of our pivotal Phase 3 clinical trials in ITP as well as the completion of the related submission of our NDA for fostamatinib in ITP in 2017 of $6.2 million, winding down of the IgAN program of $338,000, and allocated facility costs of $1.3 million. The decrease in research and development expense for the year ended December 31, 2017, compared to the same period in 2016, were primarily due to the decreases in personnel and personnel-related costs of $4.3 million,  research supplies of $3.6 million,  stock‑based compensation expense of $1.6 million and facility costs of $2.7 million as a result of the reduction in workforce in September 2016, as well as the decrease in clinical trial costs of $3.4 million primarily due to the completion of the pivotal Phase 3 clinical trials in ITP, partially offset by the increase in costs related to the submission of our NDA for fostamatinib in ITP and advancement of our IRAK program.

We expect our research and development expense in 2019 to increase as we launch our Phase 3 clinical trial in AIHA in 2019.

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

The following table presents our total research and development expenses by category.

	Year Ended December 31,
				From January 1, 2007*
	2018	2017	2016	to December 31, 2018
	(in thousands)
Categories:
Research	$10,301	$9,958	$19,909	$236,667
Development	28,693	27,936	30,951	370,862
Other	7,909	8,375	12,586	238,235
	$46,903	$46,269	$63,446	$845,764

*We started tracking research and development expenses by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $5.6 million, $6.9 million and $9.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, and allocated stock‑based compensation expenses of approximately $2.3 million, $1.5 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

For the year ended December 31, 2018, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, IRAK, AIHA and IgAN programs, and allocated facilities costs. For the year ended December 31, 2017, a major portion of our total research and development expense was associated with salaries of our research and development personnel costs related to the submission of our NDA for fostamatinib in ITP, research and development expense for our ITP, IRAK, IgAN and AIHA programs and allocated facilities costs. For the year ended December 31, 2016, a major portion of our total research and development expense was associated with research and development expense for our ITP, IgAN and AIHA programs, salaries of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2018	2017	2016	2018 from 2017	2017 from 2016
	(in thousands)
Selling, general and administrative expense	$70,002	$37,831	$20,908	$32,171	$16,923
Stock-based compensation expense included in selling, general and administrative expense	$5,383	$4,490	$4,230	$893	$260

The increase in selling, general and administrative expense for the year ended December 31, 2018, compared to the same period in 2017, was primarily due to the third-party commercial-related costs to launch TAVALISSE of $16.2 million, personnel-related costs for our customer-facing and medical affairs team of $13.9 million, stock-based compensation of $893,000, allocated facilities cost of $736,000 and various other costs. The increase in selling, general and administrative expense for the year ended December 31, 2017, compared to the same period in 2016, was primarily due to the costs incurred for the commercial launch of fostamatinib in ITP of $8.1 million, personnel-related costs of

$4.9 million, allocated facility costs of $1.3 million and various other costs.

We expect our selling, general and administrative expense in 2019 to increase as we continue to expand our commercial launch of TAVALISSE, including a full year of commercialization efforts in 2019, compared to seven months in 2018.

Restructuring Charges

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2018	2017	2016	2018 from 2017	2017 from 2016
	(in thousands)
Restructuring charges	$—	$—	$5,770	$—	$(5,770)
Stock-based compensation expense included in restructuring charges	$—	$—	$499	$—	$(499)

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

Interest Income

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2018	2017	2016	2018 from 2017	2017 from 2016
	(in thousands)
Interest income	$2,203	$892	$437	$1,311	$455

Interest income results from our interest‑bearing cash and investment balances. The increase in interest income for the year ended December 31, 2018, as compared to the same periods in 2017 and 2016,  were primarily due to the higher yield on our investments, as well as higher average cash and investment balances.

Gain on Disposal of Assets

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2018	2017	2016	2018 from 2017	2017 from 2016
	(in thousands)
Gain on disposal of assets	$—	$732	88	(732)	644

Gain on disposal of assets during the years ended December 31, 2017 and 2016 related to the proceeds from the sale of our fully depreciated property and equipment.

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

As of December 31, 2018, we had approximately $128.5 million in cash, cash equivalents and short‑term investments, as compared to approximately $115.8 million as of December 31, 2017, an increase of approximately $12.8 million. The increase was primarily attributable to the completed underwritten public offering whereby we received approximately $67.2 million, net of underwriting discounts and commissions and offering expenses, $11.5 million proceeds from net sale of TAVALISSE and $4.7 million proceeds from issuances of common stock upon exercise of options and participation in our Purchase Plan, partially offset by the payments associated with funding our operating expenses during the year ended December 31, 2018.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the year ended December 31, 2018, we received approximately $5.5 million of sublease income and reimbursements. We expect to receive approximately $18.2 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

In the second quarter of 2018, we completed an underwritten public offering in which we sold 18,400,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $3.90 per share. We received net proceeds of approximately $67.2 million after deducting underwriting discounts and commissions and offering expenses.

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea, in which we received an upfront payment of $33.0 million. In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent ITP, AIHA, and IgAN in Europe and Turkey, in which we received an upfront payment of $30.0 million, with the potential for $297.5 million in payments related to regulatory and commercial milestones, which includes a $20 million payment upon approval from the EMA for fostamatinib in chronic ITP.  We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales of fostamatinib. In return, Grifols receives exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option during a six-month time-frame to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  We retain the global rights to fostamatinib outside the Kissei and Grifols territories.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the ongoing commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-K filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

Our future funding requirements will depend upon many factors, including, but not limited to:

•	the ongoing costs to commercialize TAVALISSE for the treatment of ITP in the U.S., or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	our ability to successfully obtain EMA authorization on our MAA for fostamatinib in ITP in Europe;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	our ability to sell TAVALISSE in the U.S.;

•	our ability to enter into partnering opportunities across our pipeline outside the U.S.;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

For the years ended December 31, 2018 and 2017, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(58,826)	$(77,557)	$(75,889)
Investing activities	24,964	(19,473)	24,881
Financing activities	71,894	117,688	25,184
Net increase (decrease) in cash and cash equivalents	$38,032	$20,658	$(25,824)

Net cash used in operating activities was approximately $58.8 million in 2018 compared to approximately $77.6 million and $75.9 million in 2017 and 2016, respectively.

Net cash used in operating activities in 2018 was primarily due to the cash payments to support our ongoing efforts to commercialize TAVALISSE and the cost of our research and development programs, partially offset by the $33.0 million payment we received from a collaborative partner.  Net cash used in operating activities in 2017 was primarily due to the cash payments related to our research and development programs, which include costs related to the submission of our NDA for fostamatinib in ITP, and commercial launch preparation costs, partially offset by the $4.5 million payment we received from our collaborative partners. Net cash used in operating activities in 2016 was primarily due to the cash payments related to our research and development programs and severance payments as a result of the reduction in workforce in September 2016, partially offset by the $3.7 million and $3.0 million payments we received from BerGenBio and BMS, respectively. The timing of cash requirements may vary from period to period depending on our ongoing commercial activities related to TAVALISSE,  our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $25.0 million in 2018 compared to net cash used in investing activities of approximately $19.5 million in 2017 and net cash provided by investing activities of approximately $24.9 million in 2016.  Net cash provided by investing activities in 2018 related to net maturities of short‑term investments, partially offset by capital expenditures.  Net cash used in investing activities in 2017 related to net purchases of short‑term investments and capital expenditures, partially offset by the $732,000 proceeds from disposal of assets. Net cash provided by investing activities in 2016 related to net maturities of short‑term investments, partially offset by capital expenditures. Capital expenditures were approximately $1.1 million, $164,000 and $804,000 in 2018, 2017 and 2016, respectively.

Net cash provided by financing activities was approximately $71.9 million in 2018 compared to approximately $117.7 million and $25.2 million in 2017 and 2016, respectively. Net cash provided by financing activities in 2018 consisted of net proceeds of $67.2 million from issuance of common stock pursuant to the underwritten public offering and $4.7 million proceeds from exercise of stock options and participation in the Purchase Plan. Net cash provided by financing activities in 2017 consisted of net proceeds of $108.3 million from issuance of common stock pursuant to the underwritten public offerings we completed in February and October 2017, $5.7 million from issuance of shares under our Amended Sales Agreement with Cantor and proceeds from exercise of stock options and participation in the Purchase Plan.  Net cash provided by financing activities in 2016 consisted of net proceeds from issuance of shares under the Controlled Equity Offering Sales Agreement of $23.6 million as well as proceeds from exercise of outstanding options and issuance of shares under the Purchase Plan of $1.6 million.

Off‑Balance Sheet Arrangements

As of December 31, 2018, we had no off‑balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S‑K under the Exchange Act).

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

We have agreements with certain clinical research organizations (CROs) to conduct our clinical trials and with third parties relative to our commercialization of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of December 31, 2018, we had the following contractual commitments:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$40,459	$9,321	$19,776	$11,362	$—

(1)

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $18.2 million which we expect to receive over the term of the sublease through January 2023.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then‑prevailing rate and the prevailing interest rate later rises, the market value amount of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents and short‑term investments in a variety of securities, including money market funds and government and non‑government debt securities and the maturities of each of these instruments is less than one year. In 2018, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Due to the primarily short‑term nature and low interest rate yields of these investments, we believe we do not have a material exposure to interest rate risk and market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

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

INDEX TO FINANCIAL STATEMENTS

Rigel Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

Redwood City, California
February 28, 2019

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$76,322	$38,290
Short-term investments	52,215	77,461
Accounts receivable, net	4,077	—
Inventories	894	—
Prepaid and other current assets	3,479	1,682
Total current assets	136,987	117,433
Property and equipment, net	1,387	875
Other assets	735	803
	$139,109	$119,111
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,391	$2,636
Accrued compensation	9,952	7,059
Accrued research and development	6,763	5,028
Other accrued liabilities	3,598	3,330
Deferred revenue, current portion	1,030	—
Deferred liability – sublease, current portion	—	284
Total current liabilities	27,734	18,337

Long-term portion of deferred revenue	1,408	—
Long-term portion of deferred rent	90	90
Other long-term liabilities	—	38

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 167,171,505 and 146,814,906 shares issued and outstanding as of December 31, 2018 and 2017, respectively	167	147
Additional paid-in capital	1,319,068	1,239,435
Accumulated other comprehensive loss	(24)	(82)
Accumulated deficit	(1,209,334)	(1,138,854)
Total stockholders’ equity	109,877	100,646
	$139,109	$119,111

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Product sales, net	$13,947	$—	$—
Contract revenues from collaborations	30,562	4,484	20,383
Total revenues	44,509	4,484	20,383

Costs and expenses:
Cost of product sales	287	—	—
Research and development	46,903	46,269	63,446
Selling, general and administrative	70,002	37,831	20,908
Restructuring charges	—	—	5,770
Total costs and expenses	117,192	84,100	90,124

Loss from operations	(72,683)	(79,616)	(69,741)
Interest income	2,203	892	437
Gain on disposal of assets	—	732	88
Net loss	$(70,480)	$(77,992)	$(69,216)

Net loss per share, basic and diluted	$(0.44)	$(0.62)	$(0.73)

Weighted average shares used in computing net loss per share, basic and diluted	160,529	126,324	94,387

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(70,480)	$(77,992)	$(69,216)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	58	(64)	26

Comprehensive loss	$(70,422)	$(78,056)	$(69,190)

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2016	90,554,589	91	1,082,980	(44)	(991,646)	91,381
Net loss	—	—	—	—	(69,216)	(69,216)
Net change in unrealized gain on short-term investments	—	—	—	26	—	26
Issuance of common stock upon exercise of options and participation in Purchase Plan	819,266	1	1,597	—	—	1,598
Issuance of common stock, net of offering costs	7,895,563	8	23,398	—	—	23,406
Stock compensation expense	—	—	7,832	—	—	7,832
Balance at December 31, 2016	99,269,418	100	1,115,807	(18)	(1,060,862)	55,027
Net loss	—	—	—	—	(77,992)	(77,992)
Net change in unrealized loss on short-term investments	—	—	—	(64)	—	(64)
Issuance of common stock upon exercise of options and participation in Purchase Plan	1,564,395	1	3,507	—	—	3,508
Issuance of common stock, net of offering costs	45,981,093	46	114,134	—	—	114,180
Stock compensation expense	—	—	5,987	—	—	5,987
Balance at December 31, 2017	146,814,906	147	1,239,435	(82)	(1,138,854)	100,646
Net loss	—	—	—	—	(70,480)	(70,480)
Net change in unrealized loss on short-term investments	—	—	—	58	—	58
Issuance of common stock upon exercise of options and participation in Purchase Plan	1,956,599	2	4,730	—	—	4,732
Issuance of common stock, net of offering costs	18,400,000	18	67,144	—	—	67,162
Stock compensation expense	—	—	7,759	—	—	7,759
Balance at December 31, 2018	167,171,505	$167	$1,319,068	$(24)	$(1,209,334)	$109,877

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(70,480)	$(77,992)	$(69,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,704	5,987	7,333
Gain on disposal of assets	—	(732)	(88)
Loss on sublease	—	495	—
Depreciation and amortization	594	465	941
Non-cash restructuring charges	—	—	818
Net amortization of premium (discount) on short-term investment	(766)	(350)	115
Changes in assets and liabilities:
Accounts receivable, net	(4,077)	—	203
Inventories	(839)	—	—
Prepaid and other current assets	(1,797)	(197)	1,097
Other assets	68	130	167
Accounts payable	3,755	(2,947)	2,800
Accrued compensation	2,893	2,974	(2,166)
Accrued research and development	1,735	(853)	928
Other accrued liabilities	269	2,236	(100)
Deferred revenue	2,437	—	(13,427)
Deferred rent and other long term liabilities	(322)	(6,773)	(5,294)
Net cash used in operating activities	(58,826)	(77,557)	(75,889)
Investing activities
Purchases of short-term investments	(77,996)	(116,861)	(103,053)
Maturities of short-term investments	104,066	96,820	128,650
Proceeds from disposal of assets	—	732	88
Capital expenditures	(1,106)	(164)	(804)
Net cash provided by (used in) investing activities	24,964	(19,473)	24,881
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	4,732	3,508	1,598
Proceeds from sale and issuance of common stock, net of offering costs	67,162	114,180	23,586
Net cash provided by financing activities	71,894	117,688	25,184
Net increase (decrease) in cash and cash equivalents	38,032	20,658	(25,824)
Cash and cash equivalents at beginning of period	38,290	17,632	43,456
Cash and cash equivalents at end of period	$76,322	$38,290	$17,632

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

Our first FDA approved product, TAVALISSE® (fostamatinib disodium hexahydrate), an oral SYK inhibitor, for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment, was approved by the FDA in April 2018, which we launched in May 2018.

Our current clinical programs include an upcoming Phase 3 study of fostamatinib in AIHA and an ongoing Phase 1 study for our IRAK program.  In addition, we have product candidates in development with partners BerGenBio, Daiichi, and Aclaris.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made by management include those relating to revenue recognition on product sales and collaboration agreements, recoverability of our assets, including accounts receivables and inventories, stock-based compensation and the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  To the extent there are material differences between these estimates and actual results, our financial statements will be affected.

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

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. At December 31, 2018, our physical inventory included active pharmaceutical product of which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at December 31, 2018.

We provide reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At December 31,

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

2018, we have reserved $94,000 due to excess inventories.

Cost of Product Sales

Cost of product sales consists of third-party manufacturing costs, transportation and freight, and indirect overhead costs associated with the manufacture and distribution of TAVALISSE. A portion of the cost of producing the product sold to date was expensed as research and development prior to the NDA approval for TAVALISSE and therefore is not included in the cost of product sales during this period.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts and any allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of December 31, 2018 and 2017, we have determined that an allowance for doubtful accounts is not required.

Revenue Recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine whether arrangements are within the scope of this new guidance, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation. We apply the five-step model to contracts when it is probable that the we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of this new guidance, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Sales

Revenues from product sales are recognized when the SDs, who are our customers, obtain control of our product, which occurs at a point in time, upon delivery to such SDs. These SDs subsequently resell our products to specialty pharmacy providers, health care providers, hospitals and clinics. In addition to distribution agreements with these SDs, we also enter into arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products.

Under the new revenue recognition guidance, we are required to estimate the transaction price, including variable consideration that is subject to a constraint, in our contracts with our customers. Variable considerations are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue from product sales are recorded net of certain variable considerations which includes estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded. Actual amounts of consideration ultimately received may differ from our estimates.  If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Contract Revenues from Collaborations

In the normal course of business, we conduct research and development programs independently and in connection with our corporate collaborators, pursuant to which we license certain rights to our intellectual property to third parties. The terms of these arrangements typically include payment to us for a combination of one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; product supply services; and royalties on net sales of licensed products.

Upfront License Fees: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Development, Regulatory or Commercial Milestone Payments: At the inception of each arrangement that includes payments based the achievement of certain development, regulatory and commercial or launch events, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved. The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, and recorded as part of contract revenues from collaborations during the period of adjustment.

Product Supply Services: Arrangements that include a promise for future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

Sales-based Milestone Payments and Royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, we determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate to and if such is the case, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Stock award plans

On May 16, 2018, our stockholders approved the adoption of the Company’s 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan is the successor plan to the 2011 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Employee Directors' Stock Option Plan.

As of December 31, 2018, we have two stock option plans, our 2018 Plan and the Inducement Plan (collectively, the Equity Incentive Plans), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), wherein eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. We account for forfeitures as they occur.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

All cash equivalents and short‑term investments are classified as available‑for‑sale securities. Available‑for‑sale securities are carried at fair value at December 31, 2018 and 2017. Unrealized gains (losses) are reported in the statements of stockholders’ equity and comprehensive loss. Fair value is estimated based on available market information or valuation methodologies. The cost of securities sold is based on the specific identification method. See Note 7 for a summary of available-for-sale securities at December 31, 2018 and 2017.

Fair value of financial instruments

The carrying values of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments. Cash equivalents and short-term investments are carried at fair value at December 31, 2018 and 2017.

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

Concentrations of credit risk with respect to accounts receivable are limited due to our limited number of customers.

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

Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord through 2023. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space through 2023. We record rent expense on a straight‑line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively. We classify our lease and sublease as operating lease.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
EPS Numerator:
Net loss	$(70,480)	$(77,992)	$(69,216)
EPS Denominator—Basic and Diluted:
Weighted-average common shares outstanding	160,529	126,324	94,387
Net loss per common share:
Basic and diluted	$(0.44)	$(0.62)	$(0.73)

During the periods presented, we had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share for all periods presented, as their effect would have been antidilutive. These securities consist of the following (in thousands except per share data):

	December 31,
	2018	2017	2016
Outstanding stock options	20,713	20,408	20,257
Warrant to purchase common stock	—	—	32
Weighted average exercise price of options	$4.20	$5.45	$6.25
Weighted average exercise price of warrant	$—	$—	$6.61

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance under the ASC. Prior to January 1, 2018, our revenues have been derived from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, progress dependent contingent payments on events achieved by our collaboration partners, and royalties on net sales of products sold by such partners under the agreements. ASU No. 2014-09 differs from the previous accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments. Under our previous accounting policy, we recognized contingent payments as revenue in the period that the payment-triggering event occurred or is achieved. However, under the new accounting standard, it is possible to start to recognize contingent payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We adopted this new standard on January 1, 2018 using the modified retrospective approach. Because all of the performance obligations for our outstanding collaboration agreements had been completed prior to December 31, 2017, and no product sales were recorded prior to adoption of this new standard, we did not record any adjustment on the opening balance of Accumulated Deficit as of January 1, 2018.

Under this new guidance, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine whether arrangements are within the scope of this new guidance, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of this new guidance, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

In February 2016, the FASB issued ASU No. 2016-02—Leases, (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will elect this transition method and the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the statements of operations on a straight-line basis over the lease term. We will adopt this new standard on January 1, 2019 using a modified retrospective approach and are finalizing our assessment of the impact of the adoption of this new standard. We expect to record a right-of-use asset and a corresponding lease liability to account for our property and equipment lease as a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption.

In March 2018, the FASB issued ASU No. 2018-05—Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118),  which provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (Tax Act) that was enacted in December 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting. In accordance with this guidance, we determined that $117.3 million of the deferred tax expense offset by a full valuation allowance recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. No changes have been made to these adjustments and our accounting for the impact of the Tax Act is now complete.

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in our interim financial statements in our March 31, 2019 Form 10-Q. We do not anticipate that the adoption of these SEC amendments will have a material effect on our financial statements other than the disclosures noted above.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

In November 2018, the FASB issued ASU 2018-18—Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this new standard on January 1, 2020. We are currently evaluating the impact ASU 2018-18 will have on our financial statements and related disclosures, but do not expect it to have a material impact on our financial statements.

2. REVENUES

Revenues disaggregated by category were as follows (in thousands):

	December 31,
	2018	2017	2016
Product sales:
Gross product sales	$16,953	$—	$—
Discounts and allowances	(3,006)	—	—
Product sales, net	$13,947	$—	$—

Revenues from collaborations:
License revenues	30,562	$250	—
Development milestones	—	4,234	20,093
Research and development services	—	—	290
Total revenues from collaboration	30,562	4,484	20,383
Total revenues	$44,509	$4,484	$20,383

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	December 31,
	2018	2017	2016
Kissei	69%	—	—
ASD Healthcare and Oncology Supply	17%	—	—
McKesson Specialty Care Distribution Corporation	11%	—	—
BerGenBio	—	74%	18%
BMS	—	—	82%
Others	3%	26%	—

Our first and only FDA approved product, TAVALISSE®, was approved by the U.S. FDA in April 2018. We commenced commercial sale of TAVALISSE in the U.S. in May 2018. There were no product sales during the years ended December 31, 2017 and 2016.

In addition to the distribution agreements with our customers, the SDs, we also enter into arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products which reduced our gross product sales. Also refer to Revenue Recognition policy discussion in Note 1.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following tables summarize activity in each of the product revenue allowances and discounts during the year ended December 31, 2018 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2018	$—	$—	$—	$—
Provision related to current period sales	1,484	1,068	170	2,722
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	(861)	(225)	—	(1,086)
Balance at December 31, 2018	$623	$843	$170	$1,636

The above provisions, which represent our contract liability as of December 31, 2018, are included as part of Other Accrued Liabilities in the balance sheet.

3. SPONSORED RESEARCH AND LICENSE AGREEMENTS

We conduct research and development programs independently and in connection with our corporate collaborators. As of December 31, 2018, we are a party to a collaboration agreement with ongoing performance obligations, with Kissei for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea. As of December 31, 2018, we are also a party to collaboration agreements, but do not have ongoing performance obligations with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $369.9 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $58.0 million relates to the achievement of development events, up to $220.6 million relates to the achievement of regulatory events and up to $91.3 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Kissei License Agreement

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. We received an upfront cash payment of $33.0 million with the potential for up to an additional $147.0 million in development, regulatory and commercial milestone payments, and will receive mid to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we are obligated to grant Kissei the license rights on fostamatinib on the territories above, as well as supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We remain responsible for the manufacture and supply of fostamatinib for all development and commercialization activities under the agreement.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

We accounted for this agreement following ASC 606 and identified the following distinct performance obligations at inception of the agreement namely: (a) granting of the license, (b) supply of fostamatinib for clinical use and (c) material right associated with discounted fostamatinib that are supplied for use other than clinical or commercial. We concluded that the granting of the license is distinct relative to the other performance obligations. Moreover, we determined that the upfront fee of $33.0 million represents the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the supply of fostamatinib and the material right associated with discounted fostamatinib, we estimated the standalone selling price using the cost plus expected margin approach. Variable considerations of $147.0 million related to future development and regulatory milestones was fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related to the supply of fostamatinib and material right upon delivery of fostamatinib to Kissei. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2018, we have granted Kissei the license rights over fostamatinib.  Accordingly, we recognized $30.6 million of the $33.0 million upfront fee as allocated revenue for the delivered license during the year ended December 31, 2018.  At December 31, 2018, performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply have not yet been satisfied. Accordingly, as of December 31, 2018, the allocated transaction price of $2.4 million on these two unsatisfied performance obligations were recorded as deferred revenue in the balance sheet.

BMS Collaboration Agreement

In February 2015, we entered into a collaboration agreement with BMS for the discovery, development and commercialization of cancer immunotherapies based on our extensive portfolio of small molecule TGF beta receptor kinase inhibitors. Under the collaboration agreement, BMS will have exclusive rights and will be solely responsible for the clinical development and commercialization of any products. Pursuant to the collaboration agreement with BMS, we received a noncreditable and non-refundable upfront payment of $30.0 million in March 2015. We were also entitled to receive development and regulatory contingent fees that could exceed $309.0 million for a successful compound approved in certain indications. In addition, we were eligible to receive tiered royalties on the net sales of any products from the collaboration. BMS also agreed to reimburse us for agreed upon costs based on a contractual cost per full-time equivalent employee in connection with the performance of research activities during the research term. Under the collaboration agreement, we were obligated to provide the following deliverables: (i) granting of license rights to our program, (ii) participation in the Joint Research Committee, and (iii) performance of research activities. We concluded that these deliverables were a single unit of accounting as the license did not have stand-alone value apart from the other deliverables. Accordingly, the $30.0 million upfront payment was recognized ratably as revenue from the effective date of the agreement and was fully amortized in September 2016, the end of the research term. We believed that straight-line recognition of this revenue was appropriate as the research was performed ratably over the research period. During the year ended December 31, 2016, we recognized revenue of $13.4 million relating to the upfront payment and $290,000 and relating to the research activities we performed. As of September 30, 2016, all deliverables under the agreement had been delivered. In November 2016, we were notified by BMS that it has designated one compound as an early drug candidate and received $3.0 million in December 2016, triggered by this development event.  In July 2018, BMS notified us that they will discontinue their participation in the preclinical collaboration of cancer immunotherapies based on our small molecule TGF beta receptor kinase inhibitors which originally commenced in 2015. The agreement was terminated in August 2018.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

BerGenBio License Agreement

In June 2011, we entered into an exclusive license agreement with BerGenBio for the development and commercialization of an oncology program. BerGenBio is responsible for all activities it wishes to perform under the license we granted to it.  In February 2017, we received $3.3 million from BerGenBio as a result of BerGenBio advancing BGB324, an AXL kinase inhibitor licensed under the agreement, to a Phase 2 clinical study. In June 2016, we received contingent payments of $1.7 million relating to a time-based non-refundable fee and $2.0 million relating to BerGenBio’s exercise of certain option rights before the prescription period to exercise the rights expired. All deliverables under the agreement had been previously delivered, as such, the above payments of $3.3 million in 2017 and $3.7 million in 2016, triggered by the above time-based and contingent events were recognized as revenue during the years ended December 31, 2017 and 2016, respectively.

4. INVENTORIES

The following table summarizes inventories, net as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Work in process	$530	$—
Finished goods	364	—
Total	$894	$—

5. SIGNIFICANT CONCENTRATIONS

We recognize revenue on collaborations in the U.S. and abroad and on products sold solely in the U.S. For the year ended December 31, 2018, Kissei and our three specialty distributors (see Note 2) accounted for 69% and 31% of our total revenues, respectively.  For the year ended December 31, 2017, BerGenBio and another unrelated third party accounted for 74% and 26% of our total revenues, respectively. For the year ended December 31, 2016, BMS and BerGenBio accounted for 82% and 18% of our revenues, respectively. As of December 31, 2018, 100% of our accounts receivables are from three customers. We had no accounts receivable as of December 31, 2017.

6. STOCK‑BASED COMPENSATION

Total stock‑based compensation expense related to all of our stock‑based awards was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Selling, general and administrative	$5,383	$4,490	$4,230
Research and development	2,321	1,497	3,103
Restructuring charges	—	—	499
Total stock-based compensation expense	$7,704	$5,987	$7,832

In 2017 and 2016, we entered into severance agreements. As part of the severance arrangements we offered, we extended the date through which certain employee(s) had the right to exercise their vested options. In addition, we also accelerated the vesting period of certain unvested stock options. As a result of these modifications, we recorded an incremental stock-based compensation expense of approximately $1.4 million and $1.1 million during the years ended December 31, 2017 and 2016, respectively. The incremental compensation expenses were computed based on the fair values of the modified awards on the respective modification dates. These amounts are included as part of “Selling, general and administrative expense” in the accompanying 2017 Statement of Operations and “selling, general and administrative expense” and “Restructuring charges” in the accompanying 2016 Statement of Operations.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Employee Stock Option Plans

On May 16, 2018, our stockholders approved the adoption of the Company’s 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan is the successor plan to the 2011 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Employee Directors' Stock Option Plan. As of December 31, 2018, we have two stock option plans, our 2018 Plan and the Inducement Plan. The 2018 Plan provides for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. The Inducement Plan is intended mainly to provide an inducement material for certain individuals to enter into employment with the Company.

Options granted under our 2018 Plan expire no later than 10 years from the date of grant. Options may be granted with different vesting terms from time to time. As of December 31, 2018, a total of 34,174,470 shares of common stock were authorized for issuance under the 2018 Plan. Options granted under our Inducement Plan expire no later than 10 years from the date of grant and may be granted with different vesting terms from time to time. As of December 31, 2018, a total of 1,635,875 shares of common stock were authorized for issuance under the Inducement Plan.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes the weighted‑average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
	2018	2017	2016
Risk-free interest rate	2.7%	2.2%	1.8%
Expected term (in years)	6.7	6.6	6.2
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	65.1%	63.5%	61.1%

The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant. At December 31, 2018, options to purchase 15,097,014 shares of common stock were available for grant and 20,713,331 reserved shares of common stock were available for future issuance under our stock option plans.

Stock‑Based Compensation Award Activity

Option activity under our equity incentive plans was as follows:

				Weighted-
				Average
				Remaining
	Shares Available	Number of Shares	Weighted-Average	Contractual Term	Aggregate
	For Grant	Underlying Options	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2018	11,696,696	20,408,140	$5.45
Authorized for grant	4,878,124	—
Granted	(4,594,225)	4,594,225	$4.19
Exercised	—	(1,172,615)	$2.75
Cancelled	3,116,419	(3,116,419)	$12.87
Outstanding at December 31, 2018	15,097,014	20,713,331	$4.20	5.96	$701,842
Vested and expected to vest at December 31, 2018		20,513,331	$4.21
Exercisable at December 31, 2018		14,750,561	$4.39	4.84	$580,787

We granted options to purchase 4,594,225,  4,048,675 and 5,251,185 shares of common stock during the years ended December 31, 2018, 2017 and 2016, respectively. The weighted‑average grant date fair value of options granted during 2018, 2017 and 2016 was $2.66,  $1.48 and $1.72, respectively. As of December 31, 2018, we had 200,000 shares of outstanding performance-based stock option wherein the achievement of the corresponding corporate-based milestones were not considered as probable.  Accordingly, none of the stock-based compensation expense of $385,000 has been recognized as expense as of December 31, 2018.

As of December 31, 2018, there were approximately $10.9 million of unrecognized stock-based compensation cost related to time-based stock options and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable.  Additionally,  approximately $1.1 million of total unamortized stock-based compensation cost related to our Purchase Plan. The unamortized compensation costs related to our stock option plans and our Purchase Plan are expected to be recognized over a weighted‑ average period of approximately 2.6 years and 0.8 years, respectively. For the years ended December 31, 2018 and 2017, there were 2,924,823 and 2,844,690 shares vested, respectively, with weighted‑average exercise price of $2.88 and $2.86, respectively.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value of the stock options in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in‑the‑money at December 31, 2018. At December 31, 2018 and 2017, we had 5,962,769 and 4,665,624, respectively, of nonvested stock options, with approximately $121,000 and $5.4 million intrinsic value at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, aggregate intrinsic value of options exercised under our stock option plans was approximately $1.3  million and $1.2 million, respectively, determined as of the date of the stock option exercise.

Details of our stock options by exercise price are as follows as of December 31, 2018:

	Options Outstanding			Options Exercisable
	Number of	Weighted-Average
	Outstanding	Remaining	Weighted-Average	Number of	Weighted-Average
Exercise Price	Options	Contractual Life (in years)	Exercise Price	Options	Exercise Price
$1.68 - $2.14	3,879,555	6.68	$2.12	3,278,782	$2.12
$2.15 - $2.76	3,344,004	6.92	2.61	2,756,548	2.65
$2.77 - $3.67	3,532,086	6.12	3.49	2,433,716	3.48
$3.68 - $4.49	4,893,668	8.79	4.25	1,217,498	4.10
$4.50 - $7.60	3,326,279	1.94	6.57	3,326,279	6.57
$7.61 - $9.80	1,737,739	1.97	8.71	1,737,739	8.71
$1.68 - $9.80	20,713,331	5.96	4.20	14,750,562	4.39

Employee Stock Purchase Plan

Our Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 783,984,  403,302, and 482,746 shares of common stock during 2018, 2017 and 2016, respectively, pursuant to the Purchase Plan at an average price of $1.92,  $1.87 and $1.89, respectively. For 2018, 2017 and 2016, the weighted average fair value of awards granted under our Purchase Plan was $1.27,  $0.99 and $0.98, respectively. As of December 31, 2018, we had 1,331,584 reserved shares of common stock available for future issuance under the Purchase Plan.

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black‑Scholes option pricing model, which uses weighted‑ average assumptions. Our Purchase Plan provides for a 24- month offering period comprised of four six‑month purchase periods with a look‑back option. A look‑back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on July 1, 2016 because the fair market value of our stock on June 30, 2016 was lower than the fair market value of our stock on January 5, 2015, the first day of the offering period. We applied modification accounting in accordance with ASC Topic No. 718, Stock Compensation, to determine the incremental fair value associated with this Purchase Plan “reset” and recognized the related stock‑based compensation expense according to FASB ASC Subtopic No. 718‑50, Employee Share Purchase Plans. The total incremental fair value associated with this Purchase Plan “reset” was approximately $1.0 million which was recognized as expense during the period from July 1, 2016 to June 30, 2018.  We had another “reset” on January 2, 2019 because the fair market value of our stock on December 31, 2018 was lower than the fair market value of our stock on July 1, 2018,

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

the first day of the offering period. We applied modification accounting in accordance with the relevant accounting guidance.  The total incremental fair value associated with this Purchase Plan “reset” was approximately $879,000 and will be recognized as expense from the period from January 1, 2019 to December 31, 2020.

The following table summarizes the weighted‑average assumptions related to our Purchase Plan for the years ended December 31, 2018, 2017 and 2016. Expected volatilities for our Purchase Plan are based on the two‑year historical volatility of our stock. Expected term represents the weighted‑ average of the purchase periods within the offering period. The risk‑free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Year Ended
	December 31,
	2018	2017	2016
Risk-free interest rate	2.4%	0.5%	0.5%
Expected term (in years)	1.3	1.5	1.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	66.2%	63.1%	62.9%

7. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2018	2017
Cash	$2,626	$582
Money market funds	9,106	2,795
U.S. treasury bills	—	6,726
Government-sponsored enterprise securities	7,872	7,826
Corporate bonds and commercial paper	108,933	97,822
	$128,537	$115,751
Reported as:
Cash and cash equivalents	$76,322	$38,290
Short-term investments	52,215	77,461
	$128,537	$115,751

Cash equivalents and short-term investments included the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$7,873	$—	$(1)	$7,872
Corporate bonds and commercial paper	108,957	2	(26)	108,933
Total	$116,830	$2	$(27)	$116,805

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$6,733	$—	$(7)	$6,726
Government-sponsored enterprise securities	7,835	—	(9)	7,826
Corporate bonds and commercial paper	97,888	1	(67)	97,822
Total	$112,456	$1	$(83)	$112,374

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

As of December 31, 2018, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted‑average time to maturity of approximately 72 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of December 31, 2018 through their respective maturity dates. At December 31, 2018, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of December 31, 2018, a total of 31 individual securities had been in an unrealized loss position for 12 months or less and the losses were deemed to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at December 31, 2018.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2018	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$2,473	$(1)
Corporate bonds and commercial paper	47,972	(26)
Total	$50,445	$(27)

8. FAIR VALUE

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$9,106	$—	$—	$9,106
Government-sponsored enterprise securities	—	7,872	—	7,872
Corporate bonds and commercial paper	—	108,933	—	108,933
Total	$9,106	$116,805	$—	$125,911

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$2,795	$—	$—	$2,795
U.S. treasury bills	—	6,726	—	6,726
Government-sponsored enterprise securities	—	7,826	—	7,826
Corporate bonds and commercial paper	—	97,822	—	97,822
Total	$2,795	$112,374	$—	$115,169

9. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$11,317	$11,122
Computer and software	1,521	1,320
Furniture and equipment	1,403	711
Total property and equipment	14,241	13,153
Less accumulated depreciation and amortization	(12,854)	(12,278)
Property and equipment, net	$1,387	$875

During 2018 and 2017, we disposed of approximately $18,000 and $7.0 million, respectively, of fully depreciated assets.

Total depreciation and amortization expense were  $594,000, $465,000 and $941,000 for the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2016, we recognized an

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

impairment loss on certain property and equipment of $319,000 (see Note 11) and recorded this as part of Restructuring Charges in the Statements of Operations.

10.  LEASE AGREEMENTS

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $18.2 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

We record rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. Further, in conjunction with our facilities lease, we have previously issued to our landlord warrants to purchase our common stock.  We have previously capitalized the fair value of these warrants at issuance as part of our other long-term assets and they were amortized up to January 31, 2018. The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows. The changes in the liability related to the sublease agreement during the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

Balance at January 1, 2016	$6,465
Accretion of deferred liability	357
Amortization of deferred liability	(3,362)
Balance at December 31, 2016	3,460
Increase in deferred liability	495
Accretion of deferred liability	157
Amortization of deferred liability	(3,828)
Balance at December 31, 2017	284
Accretion of deferred liability	2
Amortization of deferred liability	(286)
Balance at December 31, 2018	$—

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

At December 31, 2018, future minimum lease payments and obligations under our noncancelable operating lease, net of expected sublease receipts, were as follows (in thousands):

	Operating	Sublease
For years ending December 31,	Lease	Receipts	Net
2019	$9,321	$(4,192)	$5,129
2020	9,694	(4,360)	5,334
2021	10,082	(4,534)	5,548
2022	10,485	(4,716)	5,769
2023	877	(394)	483
Total minimum payments required	$40,459	$(18,196)	$22,263

Rent expense under our operating lease amounted to approximately $6.0 million, $6.9 million and $8.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The rent expense during the years ended December 31, 2018, 2017 and 2016 were net of sublease income, subtenant’s share of certain facilities operating expense and amortization of deferred liability in the aggregate total of $5.1 million, $8.0 million and $6.5 million, respectively.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2018 and 2017, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

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

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Common Stock

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

12. INCOME TAXES

For the years ended December 31, 2018, 2017 and 2016, our loss before income taxes was from domestic operations. For the years ended December 31, 2018, 2017 and 2016, we did not record a provision for income taxes due to our net loss.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$226,388	$212,153
Orphan drug and research and development credits	55,276	51,744
Deferred compensation	7,155	12,261
Capitalized research and development expenses	424	4,690
Other, net	809	815
Total deferred tax assets	290,052	281,663
Valuation allowance	(290,052)	(281,663)
Net deferred tax assets	$—	$—

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory tax rate	(21.0)%	(34.0)%	(34.0)%
Federal statutory rate reduction	—%	160.2%	—%
State, Net of Federal Benefit	—%	—%	—%
Valuation allowance	16.3%	(126.5)%	35.0%
Stock compensation	8.2%	5.7%	5.0%
Orphan drug and research and development credits	(3.7)%	(3.6)%	(7.3)%
Other, net	0.2%	(1.8)%	1.3%
Effective tax rate	0.0%	0.0%	0.0%

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from a  top marginal rate of 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In December 2017, the Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have determined that $117.3 million of the deferred tax expense offset by a full valuation allowance) recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. During the fourth quarter of 2018, we filed our 2017 federal income tax return which resulted in an immaterial adjustment to the deferred tax asset which was fully offset by a valuation allowance. With the above, the Company has considered and completed all applicable elements of tax reform under the remeasurement period.

In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre‑change net operating loss carryovers and tax credits to offset future taxable income. Our existing net operating loss carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our net operating loss carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2018. We did not experience any significant changes in ownership in 2018 and 2017. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

As of December 31, 2018, we had net operating loss carryforwards for federal income tax purposes of approximately $965.1 million, which expire beginning in the year 2019 and state net operating loss carryforwards of approximately $348.6 million, which expire beginning in the year 2028.

We have general business credits of approximately $40.0 million, which will expire beginning in 2023, if not utilized, and is comprised of research and development credits and orphan drug credits. We also have state research and development tax credits of approximately $28.2 million, which have no expiration date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $8.4 million and increased by approximately $86.7 million for the years ended December 31, 2018 and 2017, respectively.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017
Balance at the beginning of the year	$7,430	$6,903
Increase related to prior year tax positions	—	—
Increase related to current year tax positions	419	527
Balance at the end of the year	$7,849	$7,430

Included in the balance of unrecognized tax benefits at December 31, 2018 and 2017, respectively, are $6.8 million and $5.8 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. No income tax benefit would be realized due to our valuation allowance position. We do not anticipate a significant change to the unrecognized tax benefits over the next 12 months.

We are subject to federal income taxes and various state taxes. Because of net operating loss and research credit carryovers, substantially all of our tax years remain open to examination.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We currently have no tax positions that would be subject to interest or penalties.

13. RESTRUCTURING CHARGES

In September 2016, we announced that we had reduced our workforce by 46 positions, mostly in the research area.  We also announced that effective September 15, 2016, Donald G. Payan, M.D, has retired from the board of directors and from his position as Executive Vice President and President of Discovery and Research. We recorded restructuring charges during the three months ended September 30, 2016 of approximately $5.8 million within Restructuring Charges in the accompanying Statement of Operations, which included $5.0 million of severance costs paid in cash, $319,000 impairment of certain property and equipment, and $499,000 of non-cash stock-based compensation expense as a result of the modification of our former executive’s stock options (see Note 6). At December 31, 2018 and 2017,  we have no accrued restructuring liability, and there were no related expenses during the years ended December 31 2018 and 2017.

14. SELECTED QUARTERLY FINANCIAL DATA

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(unaudited, in thousands, except per share amounts)
Revenue	$—	$1,787	$4,865	$37,857	$3,584	$—	$900	$—
Gross profit*	$—	$1,757	$4,796	$7,107	$—	$—	$—	$—
Net loss	$(24,385)	$(25,557)	$(23,766)	$3,228	$(15,314)	$(19,147)	$(17,660)	$(25,871)
Net income (loss) per share, basic and diluted:	$(0.17)	$(0.16)	$(0.14)	$0.02	$(0.13)	$(0.16)	$(0.14)	$(0.18)
Weighted average shares used in computing net income (loss) per share:
Basic	147,114	161,577	166,464	166,680	113,598	122,500	124,628	144,252
Diluted	147,114	161,577	166,464	167,617	113,598	122,500	124,628	144,252

*Gross profit is computed as Net product sales less Cost of product sales. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of sales during the periods disclosed above.

Rigel Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

15. SUBSEQUENT EVENT

In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent ITP, AIHA, and IgAN in Europe and Turkey. Pursuant to the terms of the license agreement, Grifols received exclusive rights to commercialize, and non-exclusive rights to develop, fostamatinib in Europe and Turkey. Grifols also received an exclusive option to expand the territory under its exclusive and non-exclusive licenses to include the Middle East, North Africa and Russia (including Commonwealth of Independent States). The parties’ collaboration is governed through a joint governance committee.

We are responsible for performing and funding certain development activities for fostamatinib for ITP and AIHA in Europe and Turkey and Grifols is responsible for all other development activities for fostamatinib in such territory. We will retain the global rights to fostamatinib outside the Grifols territories and those rights previously granted to Kissei (in Japan, China, Taiwan and the Republic of Korea). We remain responsible for the manufacture and supply of fostamatinib disodium hexahydrate for all development and commercialization activities under the agreement. In connection with the agreement, we will enter into a supply agreement with Grifols pursuant to which we will supply Grifols with filled and finished product for use under the license agreement.

Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million, which includes a $17.5 million payment for EMA approval of fostamatinib for the first indication, currently anticipated to be for the treatment of chronic ITP, and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in Europe and Turkey.

The commercialization license agreement may be terminated for cause by either party based on regulatory reasons, uncured material breach by the other party, bankruptcy of the other party or for safety reasons. We may terminate the agreement if Grifols challenges or opposes any patent covered by the agreement. After the first MAA approval of fostamatinib in Europe and Turkey, Grifols may terminate the agreement upon 18 months’ prior written notice following the second anniversary of the first MAA approval of fostamatinib in Europe and Turkey. Grifols will also have the right to terminate the agreement for our material breach of the supply agreement. If, by the second anniversary of the effective date of the commercialization license agreement, the EMA has not approved the MAA for fostamatinib for ITP, Grifols will have the right to terminate such agreement in its entirety within six months after such second anniversary by providing us with at 60 days’ written notice, and in such event only, we are required to refund to Grifols $25.0 million of the upfront payment. Upon termination by either party, all licenses granted to Grifols will automatically terminate. In the case we are in acquisition discussions with a competing company selling plasma products and Grifols has not provided its consent to an assignment or transfer of the commercialization license agreement to such company in the event such an acquisition were to occur, in accordance with a certain process, then the agreement terminates if such an acquisition occurs, and we or the acquiring party shall pay Grifols a one-time payment of $60.0 million.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rigel Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying balance sheets of the Company as of December 31, 2018 and 2017, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
February 28, 2019

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions “Election of Directors” and “Management—Executive Officers” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

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

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

Information regarding our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000‑29889), dated May 16, 2018, and incorporated herein by reference).

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

4.4	Form of Debt Indenture (filed as an exhibit to Rigel’s Registration Statement on Form S-3 (No. 333‑223564) dated March 9, 2018, and incorporated herein by reference).
4.5

Form of Common Stock Warrant Agreement and Warrant Certificate (filed as an exhibit to Rigel’s Registration Statement on Form S-3 (No. 333‑223564) dated March 9, 2018, and incorporated herein by reference).

4.6

Form of Preferred Stock Warrant Agreement and Warrant Certificate (filed as an exhibit to Rigel’s Registration Statement on Form S-3 (No. 333‑223564) dated March 9, 2018, and incorporated herein by reference).

4.7

Form of Debt Securities Warrant Agreement and Warrant Certificate (filed as an exhibit to Rigel’s Registration Statement on Form S-3 (No. 333‑223564) dated March 9, 2018, and incorporated herein by reference).

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

10.39+

Rigel Pharmaceuticals, Inc. Inducement Plan, as amended (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 (No. 000‑29889) filed on March 6, 2018, and incorporated herein by reference).

10.40+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Rigel Inducement Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on October 11, 2016, and incorporated herein by reference).

10.41

Amendment No. Five to Build‑to‑Suit Lease between Rigel Pharmaceuticals, Inc. and HCP BTC, LLC, dated July 24, 2017 (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 (No. 000‑29889) filed on March 6, 2018, and incorporated herein by reference).

10.42+

Transition and Separation Agreement between Rigel Pharmaceuticals, Inc. and Ryan Maynard dated December 14, 2017 (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 (No. 000‑29889) filed on March 6, 2018, and incorporated herein by reference).

10.43+	2018 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 1, 2018, and incorporated herein by reference).
10.44+	Executive Severance Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (No. 000-29889) filed on May 1, 2018 and incorporated herein by reference).
10.45

2018 Equity Incentive Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (No. 000-29889) filed on August 8, 2018 and incorporated herein by reference).

10.46+*

Offer Letter from Rigel Pharmaceuticals, Inc. to Dean Schorno, dated May 22, 2018 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (No. 000-29889) filed on August 8, 2018 and incorporated herein by reference).

10.47#	Collaboration and License Agreements with Kissei Pharmaceutical Co., Ltd.

10.48#	Supply Agreements with Kissei Pharmaceutical Co., Ltd.

23.1#	Consent of Independent Registered Public Accounting Firm.

24.1#	Power of Attorney (included on signature page).

31.1#	Certification required by Rule 13a‑14(a) or Rule 15d‑14(a).

31.2#	Certification required by Rule 13a‑14(a) or Rule 15d‑14(a).

32.1•	Certification required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on February 28, 2019.

Rigel Pharmaceuticals, Inc.

By:	/s/ Raul R. Rodriguez
Raul R. Rodriguez Chief Executive Officer

By:	/s/ Dean L. Schorno
Dean L. Schorno Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raul R. Rodriguez and Dean L. Schorno, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys‑in‑fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Raul R. Rodriguez	Chief Executive Officer and Director	February 28, 2019
Raul R. Rodriguez	(Principal Executive Officer)

/s/ Dean L. Schorno	Chief Financial Officer	February 28, 2019
Dean L. Schorno	(Principal Financial Officer)

/s/ Gary A. Lyons	Chairman of the Board	February 28, 2019
Gary A. Lyons

/s/ Bradford S. Goodwin	Director	February 28, 2019
Bradford S. Goodwin

/s/ Keith A. Katkin	Director	February 28, 2019
Keith A. Katkin

/s/ Walter H. Moos	Director	February 28, 2019
Walter H. Moos

/s/ Peter S. Ringrose	Director	February 28, 2019
Peter S. Ringrose

/s/ Brian L. Kotzin	Director	February 28, 2019
Brian L. Kotzin

/s/ Gregg Lapointe	Director	February 28, 2019
Gregg Lapointe