Form 10-Q
period 2019-03-31
RIGEL PHARMACEUTICALS INC
filed 2019-05-07
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 1, 2019, there were 167,193,410 shares of the registrant’s Common Stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	RIGL	The Nasdaq Global Market

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2019	2018(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,696	$76,322
Short-term investments	53,227	52,215
Accounts receivable, net	5,614	4,077
Inventories	1,130	894
Prepaid and other current assets	4,652	3,479
Total current assets	139,319	136,987
Property and equipment, net	1,600	1,387
Operating lease right-of-use asset	31,136	—
Other assets	729	735
	$172,784	$139,109
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,179	$6,391
Accrued compensation	4,432	9,952
Accrued research and development	6,999	6,763
Other accrued liabilities	5,241	3,598
Lease liabilities, current portion	6,755	—
Deferred revenue, current portion	1,532	1,030
Total current liabilities	26,138	27,734

Long-term portion of deferred revenue	26,381	1,408
Long-term portion of deferred rent	—	90
Long-term portion of lease liabilities	24,950	—

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	167	167
Additional paid-in capital	1,322,070	1,319,068
Accumulated other comprehensive income (loss)	10	(24)
Accumulated deficit	(1,226,932)	(1,209,334)
Total stockholders’ equity	95,315	109,877
	$172,784	$139,109

(1)	The balance sheet at December 31, 2018 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product sales, net	$8,054	$—
Contract revenues from collaborations	4,570	—
Total revenues	12,624	—

Costs and expenses:
Cost of product sales	107	—
Research and development	10,949	11,242
Selling, general and administrative	19,946	13,492
Total costs and expenses	31,002	24,734

Loss from operations	(18,378)	(24,734)
Interest income	780	349
Net loss	$(17,598)	$(24,385)

Net loss per share, basic and diluted	$(0.11)	$(0.17)

Weighted average shares used in computing net loss per share, basic and diluted	167,173	147,114

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(17,598)	$(24,385)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	34	(5)

Comprehensive loss	$(17,564)	$(24,390)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands,  except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2019	167,171,505	$167	$1,319,068	$(24)	$(1,209,334)	$109,877
Net loss	—	—	—	—	(17,598)	(17,598)
Net change in unrealized gain on short-term investments	—	—	—	34	—	34
Issuance of common stock upon exercise of options and participation in Purchase Plan	7,583	—	16	—	—	16
Stock compensation expense	—	—	2,986	—	—	2,986
Balance at March 31, 2019	167,179,088	$167	$1,322,070	$10	$(1,226,932)	$95,315

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2018	146,814,906	$147	$1,239,435	$(82)	$(1,138,854)	$100,646
Net loss	—	—	—	—	(24,385)	(24,385)
Net change in unrealized loss on short-term investments	—	—	—	(5)	—	(5)
Issuance of common stock upon exercise of options and participation in Purchase Plan	652,891	1	2,010	—	—	2,011
Stock compensation expense	—	—	1,540	—	—	1,540
Balance at March 31, 2018	147,467,797	$148	$1,242,985	$(87)	$(1,163,239)	$79,807

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(17,598)	$(24,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,953	1,540
Depreciation and amortization	164	113
Non-cash operating lease expense	1,691	—
Net amortization of discount on short-term investment	(282)	(134)
Changes in assets and liabilities:
Accounts receivable, net	(1,537)	—
Inventories	(203)	—
Prepaid and other current assets	(863)	(638)
Other assets	6	533
Accounts payable	(5,212)	(493)
Accrued compensation	(5,520)	(2,313)
Accrued research and development	236	844
Other accrued liabilities	1,642	2,184
Lease liability	(1,522)	—
Deferred revenue	25,476	—
Deferred rent and other long term liabilities	—	(645)
Net cash used in operating activities	(569)	(23,394)
Investing activities
Purchases of short-term investments	(19,871)	(5,235)
Maturities of short-term investments	19,175	28,650
Capital expenditures	(377)	(197)
Net cash (used in) provided by investing activities	(1,073)	23,218
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	16	2,011
Net cash provided by financing activities	16	2,011
Net (decrease) increase in cash and cash equivalents	(1,626)	1,835
Cash and cash equivalents at beginning of period	76,322	38,290
Cash and cash equivalents at end of period	$74,696	$40,125

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

Our first U.S. Food and Drug Administration (FDA) approved product, TAVALISSE® (fostamatinib disodium hexahydrate), an oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment, was approved by the FDA in April 2018, which we launched in May 2018.

Our current clinical programs include an upcoming Phase 3 study of fostamatinib in autoimmune hemolytic anemia (AIHA) and an ongoing Phase 1 study for our interleukin receptor associated kinase (IRAK) program.  In addition, we have product candidates in development with partners BerGenBio ASA (BerGenBio), Daiichi Sankyo (Daiichi), Aclaris Therapeutics (Aclaris), and AstraZeneca AB (AZ).

2.Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2018 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because certain disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We adopted this new standard on January 1, 2019 using a modified retrospective approach and elected the transition method and the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. We also elected to combine lease and non-lease components, such as common area maintenance charges, as single lease, and elected to use the short-term lease exception permitted by the standard.

As a result of the adoption of Topic 842 on January 1, 2019, we recognized $32.8 million in operating right-of-use asset and $33.2 million in lease liability, and derecognized $399,000 of deferred rent in the balance sheet at adoption date.  These were calculated using the present value of our remaining lease payments using an estimated incremental borrowing rate of 9%. There was no cumulative-effect adjustment on our accumulated deficit as of January 1, 2019.

For our sublease agreement wherein we are the lessor, the same practical expedients apply to both lessor and lessee. Therefore, the sublease is classified as an operating lease under Topic 842. Further, the adoption of Topic 842 did not have an impact on our sublease on the date of adoption as all the expected sublease income is equal to the expected lease costs for the head leases over the remaining period of the lease term, and therefore, no impairment of the operating right-of-use asset is needed upon the adoption of Topic 842.

In June 2018, the FASB issued ASU 2018-07—Compensation-Stock Compensation Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). This standard substantially aligns accounting for share-based payments to employees and non-employees. This standard is effective for annual periods beginning after December 15, 2018, including interim periods within that period, and early adoption is permitted. We adopted this new standard on January 1, 2019 and our adoption did not have a material effect on our financial statements.

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

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. At March 31, 2019 and December 31, 2018, our physical inventory included active pharmaceutical product of which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at each balance sheet date.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts and any allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of our customers and individual customer circumstances. To date, we have  determined that an allowance for doubtful accounts is not required.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers (ASC 606),  when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine whether arrangements are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation. We apply the five-step model to contracts when it is probable that the we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of this new guidance, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Under ASC 606, we are required to estimate the transaction price, including variable consideration that is subject to a constraint, in our contracts with our customers. Variable considerations are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue from product sales are recorded net of certain variable considerations which includes estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

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

Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord through January 2023. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space through January 2023.

As described above, we adopted the Topic 842 as of January 1, 2019. Pursuant to Topic 842, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of Topic 842, we recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As our lease does not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset includes any lease payments made prior to commencement. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

For our sublease agreement wherein we are the lessor, sublease income will be recognized on a straight-line basis over the term of the sublease. The difference between the cash received, and the straight-line lease income recognized, if any, will be recorded as part of prepaid and other current assets in the balance sheet.

Prior to our adoption of Topic 842, we recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. We recorded lease expense on a straight‑line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively.

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Outstanding stock options	25,126	20,985
Purchase Plan	130	94
Total	25,256	21,079

6.Stock-Based Compensation

Total stock-based compensation related to all of our share-based payments that we recognized for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Selling, general and administrative	$2,166	$940
Research and development	787	600
Total stock-based compensation expense	$2,953	$1,540

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Risk-free interest rate	2.6%	2.7%
Expected term (in years)	6.6	6.7
Dividend yield	0.0%	0.0%
Expected volatility	65.9%	64.6%

The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant.  Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 5,675,525 shares of common stock during the three months ended March 31, 2019 with a grant-date weighted-average fair value of $1.27 per share. As of March 31, 2019, we had 1,012,500 shares of outstanding performance-based stock option wherein the achievement of the corresponding corporate-based milestones were not considered as probable.  Accordingly, none of the stock-based compensation expense of $1.4 million has been recognized as expense as of March 31, 2019.

As of March 31, 2019, there were approximately $14.2 million of unrecognized stock-based compensation cost related to time-based stock options and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable.

At March 31, 2019, there were 10,641,901 shares of common stock available for future grant under our equity incentive plan and 7,583 options to purchase shares were exercised during the three months ended March 31, 2019.

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

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our Purchase Plan provides for a twenty-four month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had “reset” on January 2, 2019 because the fair market value of our stock on December 31, 2018 was lower than the fair market value of our stock on July 1, 2018, the first day of the offering period. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this Purchase Plan “reset” was approximately $879,000 and is being recognized as expense from the period from January 1, 2019 to December 31, 2020.

As of March 31, 2019, there were 1,331,584 shares reserved for future issuance under the Purchase Plan and there was $1.5 million of unrecognized stock-based compensation cost related to our Purchase Plan.  The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three months ended March 31, 2019 and 2018. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Three Months Ended
	March 31,
	2019	2018
Risk-free interest rate	2.7%	0.6%
Expected term (in years)	1.5	2.0
Dividend yield	0.0%	0.0%
Expected volatility	62.6%	63.8%

7.Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Product sales:
Gross product sales	$9,916	$—
Discounts and allowances	(1,862)	—
Product sales, net	$8,054	$—

Revenues from collaborations:
License revenues	4,499	—
Research and development services	71	—
Total revenues from collaborations	4,570	—
Total revenues	$12,624	$—

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2019	2018
Grifols	36%	—
ASD Healthcare and Oncology Supply	33%	—
McKesson Specialty Care Distribution Corporation	24%	—

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

The following tables summarize activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2019 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2019	$622	$843	$170	$1,635
Provision related to current period sales	855	706	99	1,660
Credit or payments made during the period	(735)	(323)	—	(1,058)
Balance at March 31, 2019	$742	$1,226	$269	$2,237

The above provisions, which included the provision for current period sales of $1.7 million, are included as part of Other Accrued Liabilities in the balance sheet. The remaining $202,000 in provision related to current period sales is recorded as reduction of accounts receivable and prepaid and other current assets in the balance sheet.

8.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of March 31, 2019, we are a party to collaboration agreements with ongoing performance obligations, with Kissei Pharmaceutical Co., Ltd. (Kissei) for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea and with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey.  As of March 31, 2019, we are also a party to collaboration agreements, but do not have ongoing performance obligations with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Grifols License Agreement

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $20 million payment upon approval from the European Medicines Agency (EMA) for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option during a six-month time-frame to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  The agreement also requires us to continue to conduct our long term open-label extension study on patients with ITP through EMA approval of ITP in Europe as well as conduct the Phase 3 trial in AIHA in the U.S.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement namely: (a) granting of the license, (b) performance of research and regulatory services related to our ongoing long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 study in AIHA. In addition, we will enter into a commercial supply agreement for the licensed territories. We concluded each of these performance obligations is distinct.  We based our assessment on the following: (i) our assessment that Grifols can benefit from the license on its own by developing and commercializing the underlying product using its own resources, and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Moreover, we determined that the upfront fee of $5.0 million represented the transaction price, which represent the non-refundable portion of the $30.0 million upfront fee, and was allocated to the performance obligations based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the research and regulatory services, we estimated the standalone selling price using the cost plus expected margin approach.

The remaining $25 million of the upfront payment which is potentially refundable and the future variable considerations of $297.5 million related to future regulatory and commercial milestones were fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related the research and regulatory services throughout the term of the respective clinincal programs using the input method. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of March 31, 2019, we had granted Grifols the license rights over fostamatinib.  Accordingly, we recognized $4.4 million of the $30.0 million upfront fee as allocated revenue for the delivered license during the three months ended March 31, 2019.  Additionally, during the three months ended March 31, 2019, we recognized $71,000 in revenues related to the research and regulatory services performed.  Deferred revenues as of March 31, 2019 was $25.5 million.

Kissei License Agreement

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. We received an upfront cash payment of $33.0 million with the potential for up to an additional $147.0 million in development, regulatory and commercial milestone payments, and will receive mid to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights on fostamatinib on the territories above and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement namely: (a) granting of the license, (b) supply of fostamatinib for clinical use and (c) material right associated with discounted fostamatinib that are supplied for use other than clinical or commercial. In addition, we will provide commercial product supply if the product is approved in the licensed territory. We concluded that each of these performance obligations is distinct. We based our assessment on the following: (i)  our assessment that Kissei can benefit from the license on its own by developing and commercializing the underlying product using its own resources and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Moreover, we determined that the upfront fee of $33.0 million represented the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the supply of fostamatinib and the material right associated with discounted fostamatinib, we estimated the standalone selling price using the cost plus expected margin approach. Variable considerations of $147.0 million related to future development and regulatory milestones was fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related to the supply of fostamatinib and material right upon delivery of fostamatinib to Kissei. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2018, we had granted Kissei the license rights over fostamatinib.  Accordingly, we recognized $30.6 million of the $33.0 million upfront fee as allocated revenue for the delivered license during the fourth quarter of 2018. During the three months ended March 31, 2019,  we recognized $27,000 as revenue related to the material right associated with discounted fostamatinib. At March 31, 2019, deferred revenues related to the unsatisfied performance obligations relate to related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $2.4 million.

9.Inventories

The following table summarizes inventories as of March  31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Finished goods	$300	$364
Work in process	830	530
Total	$1,130	$894

10.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Cash	$1,296	$2,626
Money market funds	10,334	9,106
U.S. treasury bills	2,293	—
Government-sponsored enterprise securities	2,486	7,872
Corporate bonds and commercial paper	111,514	108,933
	$127,923	$128,537
Reported as:
Cash and cash equivalents	$74,696	$76,322
Short-term investments	53,227	52,215
	$127,923	$128,537

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2019	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$2,293	$—	$—	$2,293
Government-sponsored enterprise securities	2,484	2	—	2,486
Corporate bonds and commercial paper	111,506	20	(12)	111,514
Total	$116,283	$22	$(12)	$116,293

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$7,873	$—	$(1)	7,872
Corporate bonds and commercial paper	108,957	2	(26)	108,933
Total	$116,830	$2	$(27)	$116,805

As of March  31, 2019, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 61 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of March  31, 2019 through their respective maturity dates. At March 31, 2019, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of March  31, 2019, a total of 32 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at March 31, 2019.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

March 31, 2019	Fair Value	Unrealized Losses
Corporate bonds and commercial paper	$69,359	$(12)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$10,334	$—	$—	$10,334
U.S. treasury bills	—	2,293	—	2,293
Government-sponsored enterprise securities	—	2,486	—	2,486
Corporate bonds and commercial paper	—	111,514	—	111,514
Total	$10,334	$116,293	$—	$126,627

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$9,106	$—	$—	$9,106
Government-sponsored enterprise securities	—	7,872	—	7,872
Corporate bonds and commercial paper	—	108,933	—	108,933
Total	$9,106	$116,805	$—	$125,911

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $17.2 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

We adopted Topic 842 on January 1, 2019 using a modified retrospective approach and elected the transition method and the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease.  We also elected to combine lease and non-lease components, such as common area maintenance charges, as single lease, and elected to use the short-term lease exception permitted by the standard.

As a result of the adoption of Topic 842 on January 1, 2019, we recognized $32.8 million in operating right-of-use asset and $33.2 million in lease liability, and derecognized $399,000 of deferred rent in the balance sheet at adoption date.  These were calculated using the present value of our remaining lease payments using an estimated incremental borrowing rate of 9%, which represents the weighted average discount rate for our lease. There was no cumulative-effect adjustment on our accumulated deficit as of January 1, 2019. As of March 31, 2019, we had operating lease right-of-use asset of $31.1 million and lease liability of $31.7 million in the balance sheet. The weighted average remaining term of our lease as of March 31, 2019 was 3.83 years.

For the three months ended March 31, 2019, the components of our operating lease expense were as follows (in thousands):

Fixed operating lease expense	$1,256
Variable operating lease expense	249
Total operating lease expense	$1,505

Supplemental information related to the Company’s operating lease for the three months ended March 31, 2019 was as follows (in thousands):

Cash payments included in the measurement of operating lease liabilities	$2,308
Right-of-use asset obtained in exchange for operating lease obligations	—

The following table presents the maturity of our operating lease liabilities as of March 31, 2019 (in thousands):

Remainder of 2019	$7,014
2020	9,694
2021	10,082
2022	10,485
2023	877
Total operating lease payments	38,152
Less: imputed interest	(6,447)
Total operating lease liabilities	$31,705

As of March 31, 2019, we do not have any additional significant lease that had not yet commenced.

For the three months ended March 31, 2019, we have the following operating sublease information (in thousands):

Fixed sublease expense	$1,095
Variable sublease expense	215
Sublease income	(1,310)
Net	$—

The following table presents the future lease payments expected to be received under our sublease as of March 31, 2019 (in thousands):

Remainder of 2019	$3,154
2020	4,360
2021	4,534
2022	4,716
2023	394
Total operating lease liabilities	$17,158

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first FDA approved product is TAVALISSE® (fostamatinib disodium hexahydrate), an oral SYK inhibitor, for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. Our current clinical programs include an upcoming Phase 3 study of fostamatinib in AIHA and an ongoing Phase 1 study of R835, a proprietary molecule from our IRAK program. In addition, we have product candidates in development with partners BerGenBio, Daiichi, Aclaris, and AZ.

Business Update

In April 2018, we received FDA approval of our first product TAVALISSE®, an oral SYK inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia who have had an insufficient response to a previous treatment. TAVALISSE was launched in the U.S. on May 29, 2018. For the three months ended March 31, 2019, we reported $8.1 million in net product sales of TAVALISSE.  Sales grew approximately $759,000 or 10% in the first quarter of 2019 compared to the fourth quarter of 2018, which was driven, in part, by continued use of the product as an early treatment option in steroid refractory patients and strong continuation of therapy among patients. With our fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions, we continue to execute on our commercial strategy to access the U.S. ITP market which is estimated to be over $1.0 billion annually.

Execution of our global strategy for commercialization of fostamatinib outside of the U.S. has made significant progress since the fourth quarter of 2018. Our recent commercial collaborations with Kissei and Grifols, lay the groundwork for us to advance fostamatinib globally and to access the worldwide ITP market which is estimated to be over $1.8 billion annually. Kissei is a leading Japanese pharmaceutical company with significant development experience and a track record of commercial success in Asian markets. Grifols is one of the largest intravenous immunoglobulin (IVIG) providers globally and has established relationships with European hematologists and hematologist/oncologists, as well as a distribution infrastructure across the E.U.  Fostamatinib is on track for potential E.U. approval by the end of 2019, which could enable a product launch in initial European markets as early as 2020.

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

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which includes a $20 million payment upon approval from the EMA for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option during a six-month time-frame to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  We retain the global rights to fostamatinib outside of the  Kissei and Grifols territories.

In November 2018, our pivotal Phase 3 trial design for fostamatinib in warm AIHA was submitted to the FDA. Results from our recent Phase 2 suggest that fostamatinib could potentially be an effective treatment option. Clinical trial sites for our pivotal study have opened to begin screening patients for enrollment and we are on track for study initiation in the first half of 2019. For the site selection process, we are leveraging the locations and relationships from our Phase 3 trial in chronic ITP. Additionally, in January 2018, the FDA awarded Orphan Drug Designation to fostamatinib for the treatment of warm AIHA.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, product sales from TAVALISSE and contract payments under our collaboration agreements. Our commercialization of TAVALISSE, research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of March 31, 2019, we had approximately $127.9 million in cash, cash equivalents and short term investments.  We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including our ongoing commercialization of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-Q filing date.

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

Change in Board of Directors

In March 2019, Jane Wasman was appointed to the Company’s board of directors. In addition, we announced that Peter S. Ringrose, Ph.D., will retire from the Company’s board of directors effective at the end of his term in May 2019, and therefore, will not stand for re-election.

Our Product Portfolio

The following table summarizes our portfolio:

Product in Commercial Launch

TAVALISSE in ITP

Disease background.  Chronic ITP affects an estimated 68,300 adult patients in the U.S. In patients with ITP, the immune system attacks and destroys the body’s own blood platelets, which play an active role in blood clotting and healing. ITP patients can suffer extraordinary bruising, bleeding and fatigue as a result of low platelet counts. Current therapies for ITP include steroids, blood platelet production boosters that imitate thrombopoietin (TPOs) and splenectomy.

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

On April 17, 2018, we announced that the FDA had approved TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment. On April 30, 2018, we announced that the American Journal of Hematology published positive results from the FIT Phase 3 clinical program. We launched TAVALISSE in the U.S. on our own in May 2018. In October 2018, we announced that the EMA has validated the MAA for fostamatinib in adult chronic immune thrombocytopenia, which initiated the MAA review process. We anticipate a decision from the Committee for Medicinal Products for Human Use (CHMP) of the EMA by the fourth quarter of 2019.

Commercial launch activities, including sales and marketing

A significant portion of our operating expenses in the first quarter of 2019 is related to our commercial launch activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on targeting hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients.

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

We are responsible for performing and funding certain development activities for fostamatinib for ITP and AIHA in Europe and Turkey and Grifols is responsible for all other development activities for fostamatinib in such territory. We will retain the global rights to fostamatinib outside the Grifols territories and those rights previously granted to Kissei. In connection with the agreement, we will enter into a supply agreement with Grifols pursuant to which we will provide commercial inventory products in the future to Grifols for use under the license agreement.

Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million, which includes a $17.5 million payment for EMA approval of fostamatinib for the first indication, currently anticipated to be for the treatment of chronic ITP, and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in Europe and Turkey. In return, Grifols receives exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option during a six-month time-frame to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  We retain the global rights to fostamatinib outside of the Kissei and Grifols territories.

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

Under the terms of the agreement, we received an upfront cash payment of $33.0 million, with the potential for an additional $147 million in development and commercial milestone payments, and will receive product transfer price payments in the mid to upper twenty percent range based on tiered net sales for the exclusive supply of fostamatinib. We granted Kissei exclusive rights to fostamatinib in ITP and all future indications in Japan, China, Taiwan, and the Republic of Korea, and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities.  We retain the global rights outside of the Kissei and Grifols territories.

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

Orally available fostamatinib program.  We are completing the second stage of our Phase 2 clinical trial, also known as SOAR study, on patients with warm AIHA. The trial is an open-label, multi-center, two-stage study that will evaluate the efficacy and safety of fostamatinib in patients with warm AIHA who have previously received treatment for the disorder, but have relapsed. Stage 1 completed enrollment for 19 patients (17 patients evaluable for efficacy) who received 150 mg of fostamatinib orally twice a day for a period of 12 weeks, with an option of entering into a long-term extension study. The patients returned to the clinic every two weeks for blood draws and medical assessment. The primary efficacy endpoint of this study was to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline.

In October 2017, we announced that, on a top-line, preliminary basis, Stage 1 of the AIHA study enrolled 17 patients who have had at least one post-baseline hemoglobin measure.  In January 2018, we also announced the updated top-line data as of December 2017 for this open-label study of which 47% of these patients (8 patients out of 17) have responded to fostamatinib treatment. Of the 17, six patients, including the last two patients enrolled, responded during the 12-week evaluation period and an additional two patients met the response criteria in the extension study after 12 weeks of dosing. In February 2018, an additional patient in the Stage 1 extension study met the response criteria.  As of February 2018, 53% of evaluable patients (9 of 17) have responded to fostamatinib treatment. The safety profile was consistent with the existing fostamatinib safety database. Given that the Stage 1 of the study met its primary efficacy endpoint, we began enrollment of Stage 2 of this study, in which we planned to enroll 20 patients under the same protocol. After we obtained feedback from the FDA, we stopped enrollment of Stage 2 of this study at the end of August 2018 and have initiated the pivotal Phase 3 trial.

We have submitted our pivotal Phase 3 trial design for the treatment of warm AIHA to the FDA. The trial, also known as Fostamatinib Research in Warm Antibody AIHA Disease (FORWARD), is a placebo-controlled study of approximately 80 patients with primary or secondary warm AIHA who have failed at least one prior treatment. The primary endpoint will be a durable hemoglobin response by week 24, defined as Hgb > 10 g/dL and > 2 g/dL greater than baseline and durability response, with the response not being attributed to rescue therapy. Enrollment is expected to begin in the first half of 2019.

In January 2018, the FDA granted our request for Orphan Drug designation for fostamatinib for the treatment of AIHA.

R835, an IRAK1/4 Inhibitor for Autoimmune and Inflammatory Diseases

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

We initiated a Phase 1 study to assess safety, tolerability, pharmacokinetics and pharmacodynamics of R835 in healthy subjects in the second quarter of 2018. This Phase 1 study is a randomized, placebo-controlled, double-blind trial in up to 91 healthy subjects, ages 18 to 55. The study design aims to assess the tolerability and safety of R835 in both single ascending and multiple ascending doses. We expect to complete our Phase 1 study in mid-2019.

Partnered Clinical Programs

R548 (ATI-501 and ATI-502) - Aclaris

Aclaris is developing ATI-501 and ATI-502, an oral and topical JAK 1/3 inhibitor. ATI- 501 is being developed as an oral treatment for patients with alopecia areata (AA), including the more severe forms of AA that result in total scalp hair loss, known as alopecia totalis (AT), and total hair loss on the scalp and body, known as alopecia universalis (AU). Aclaris has an ongoing Phase 2 clinical trial of its investigational JAK inhibitor ATI-501 oral suspension in patients with AA, including AT and AU. In December 2018, Aclaris announced that it has completed enrollment of AUAT-201 Oral, a randomized, double-blinded, parallel-group, placebo-controlled trial to evaluate the safety, efficacy and dose response of three concentrations of ATI-501 oral suspension for the treatment of AA. Topline data from the AUAT-201 Oral trial are expected in the second half of 2019.

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

DS-3032 - Daiichi

DS-3032 is an investigational oral selective inhibitor of the murine double minute 2 (MDM2) protein currently being investigated by Daiichi in three Phase 1 clinical trials for solid and hematological malignancies including AML and MDS.

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

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of March 31, 2019, we are a party to collaboration agreements with ongoing performance obligations, with Kissei for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea and with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey.  As of March 31, 2019, we are also a party to collaboration agreements, but do not have ongoing performance obligations with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. We received an upfront cash payment of $33.0 million with the potential for up to an additional $147.0 million in development, regulatory and commercial milestone payments, and will receive mid to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights on fostamatinib on the territories above, and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all development and commercialization activities under the agreement.

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which includes a $20 million payment upon approval from the EMA for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option during a six-month time-frame to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  The agreement also requires us to continue to conduct our long term open-label extension study on patients with ITP through EMA approval of ITP in Europe as well as conduct the Phase 3 trial in AIHA in the U.S. In connection with the agreement, we will enter into a supply agreement with Grifols pursuant to which we will provide commercial inventory products in the future to Grifols for use under the license agreement.

Results of Operations

Three Months Ended March 31, 2019 and 2018

Revenues

	Three Months Ended
	March 31,		Aggregate
	2019	2018	Change
		(in thousands)
Product sales, net	$8,054	$—	$8,054
Contract revenues from collaborations	4,570	—	4,570
Total revenues	$12,624	$—	$12,624

The following table summarizes revenues from each of our customers and collaboration partners who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2019	2018
Grifols	36%	—
ASD Healthcare and Oncology Supply	33%	—
McKesson Specialty Care Distribution Corporation	24%	—

Product sales during the three months ended March 31, 2019 relates to sales of TAVALISSE in the U.S. Our product sales for TAVALISSE for the three months ended March 31, 2019 represents increasing sales volume since we launched in May 2018. TAVALISSE has been prescribed across all lines of therapy in steroid refractory patients in ITP. It has been utilized by a broad base of prescribers and community physicians. There were no product sales during the three months ended March 31, 2018.

We recognize product sales net of discounts and allowances that are described in “Note 3” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contract revenues from collaborations of $4.6 million during the three months ended March 31, 2019 primarily relates to the $4.4 million of the $30.0 million upfront fee recognized as revenue upon delivery of license rights to Grifols, and our performance of certain research and development services. There were no contract revenues from collaborations during the three months ended March 31, 2018.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time. As of March 31, 2019, we had deferred revenues of $27.9 million which we will recognize as revenue upon satisfaction of our remaining performance obligations to Grifols and Kissei.

Cost of Product Sales

	Three Months Ended
	March 31,		Aggregate
	2019	2018	Change
		(in thousands)
Cost of product sales	$107	$—	$107

We recognized $107,000 in cost of product sales during the three months ended March 31, 2019 related to our product, TAVALISSE. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of product sales during the three months ended March 31, 2019. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical product that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing.

Research and Development Expense

	Three Months Ended
	March 31,		Aggregate
	2019	2018	Change
		(in thousands)
Research and development expense	$10,949	$11,242	$(293)
Stock-based compensation expense included in research and development expense	$787	$600	$187

The decrease in research and development expense for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to the decreases in research and development costs of $2.1 million due to the completion of NDA-related filing activities for TAVALISSE, winding down of our Phase 2 studies in AIHA and IgAN, as well as reduction in costs in our Phase 1 study in our IRAK inhibitor program and our long-term extension study in ITP, partially offset by the increases in research and development costs of $1.4 million related to the start of our pivotal Phase 3 study in AIHA and preclinical research costs, third party consultants and vendors of $301,000, stock-based compensation expense of $187,000, research supplies of $93,000 and various other costs of $113,000. We expect our research and development expense in 2019 will increase compared to the amount reported in the first quarter of 2019 as we continue to ramp up our activities in our Phase 3 AIHA study.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended
	March 31,		From January 1, 2007*
	2019	2018	to March 31, 2019

Categories:
Research	$2,659	$2,507	$239,326
Development	5,907	6,638	376,769
Other	2,383	2,097	240,618
	$10,949	$11,242	$856,713

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.6 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively, and allocated stock-based compensation expenses of approximately $787,000 and $600,000 for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, a major portion of our total research and development expense was associated with our ITP, AIHA, IRAK, and IgAN programs, salaries of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Aggregate
	2019	2018	Change
		(in thousands)
Selling, general and administrative expense	$19,946	$13,492	$6,454
Stock-based compensation expense included in selling, general and administrative expense	$2,166	$940	$1,226

The increase in selling, general and administrative expense for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to the increases in personnel costs related to our customer-facing and medical affairs team of $4.9 million and third party commercial-related costs to support our ongoing commercialization of TAVALISSE of $1.4 million, and various other costs of $200,000.

We expect our selling, general and administrative expense in 2019 to increase as we continue our commercial launch relative to TAVALISSE, including a full year of commercial launch in 2019, compared to seven months in 2018.

Interest Income

	Three Months Ended
	March 31,		Aggregate
	2019	2018	Change
		(in thousands)
Interest income	$780	$349	$431

Interest income results from our interest-bearing cash and investment balances. The increase in interest income for the three months ended March 31, 2019, as compared to the same period in 2018 were primarily due to the higher yield on our investments, as well as higher average cash and investment balances.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition on product sales and collaboration agreements, recoverability of our assets, including accounts receivables and inventories, stock-based compensation, the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, estimated accruals, particularly research and development accruals, and estimates related our valuation of the operating lease right-of-use asset and lease liability, including the incremental borrowing rate used. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements, see “Note 3” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through the sale of equity securities, product sales from TAVALISSE and contract payments under our collaboration agreements.. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our ongoing commercial launch of TAVALISSE.

As of March 31, 2019, we had approximately $127.9 million in cash, cash equivalents and short‑term investments, as compared to approximately $128.5 million as of December 31, 2018, a decrease of approximately $614,000. The decrease was primarily attributable to payments associated with funding our operating expenses during the three months ended March 31, 2019, partially offset by the $30.0 million upfront payment received from Grifols and proceeds from sale of TAVALISSE.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the three months ended March 31, 2019, we received approximately $1.3 million of sublease income and reimbursements. We expect to receive approximately $17.2 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which includes a $20 million payment upon approval from the EMA for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option during a six-month time-frame to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  The agreement also requires us to continue to conduct our long term open-label extension study on patients with ITP through EMA approval of ITP in Europe as well as conduct the Phase 3 trial in AIHA in the U.S.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the ongoing commercialization of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-Q filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

For the three months ended March 31, 2019 and 2018, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(569)	$(23,394)
Investing activities	(1,073)	23,218
Financing activities	16	2,011
Net (decrease) increase in cash and cash equivalents	$(1,626)	$1,835

Net cash used in operating activities was approximately $569,000 for the three months ended March 31, 2019, compared to approximately $23.4 million for the three months ended March 31, 2018. Net cash used in operating activities for the three months ended March 31, 2019 was related to our research and development programs and our ongoing commercialization of TAVALISSE, partially offset by the $30.0 million upfront fee received from Grifols. Net cash used in operating activities for the three months ended March 31, 2018 was primarily due to the cash payments related to our research and development programs and commercial launch preparation costs. The timing of cash requirements may vary from period to period depending on our ongoing commercial activities related to TAVALISSE (fostamatinib disodium hexahydrate), our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash used in investing activities was approximately $1.1 million for the three months ended March 31, 2019, compared to net cash provided by investing activities of approximately $23.8 million for the three months ended March 31, 2018.  Net cash used in investing activites during the three months ended March 31, 2019 related to net purchases of short-term investments  and capital expenditures. Net cash provided by investing activities during the three months ended March 31, 2018 related to net maturities of short-term investments, partially offset by capital expenditures.  Capital expenditures were approximately $377,000 for the three months ended March 31, 2019, compared to approximately $197,000 for the same period in 2018.

Net cash provided by financing activities was approximately $16,000 for the three months ended March 31, 2019, compared to approximately $2.0 million for the three months ended March 31, 2018. Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 related to the cash proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

We have agreements with certain clinical research organizations to conduct our clinical trials and with third parties relative to our commercialization of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of March 31, 2019,  we do not have contractual commitments with respect to the arrangements discussed above,  but we had the following contractual commitments related to our facilities lease:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$38,152	$9,414	$19,972	$8,766	$—

(1)

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $17.2 million which we expect to receive over the term of the sublease through January 2023.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March  31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019.

Our prospects are highly dependent on the successful commercialization of TAVALISSE® (fostamatinib disodium hexahydrate), which received approval in April 2018 from the FDA for patients with chronic ITP who have had an insufficient response to a previous treatment. To the extent that TAVALISSE is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

TAVALISSE is our only drug that has been approved for sale and it has only been approved in the United States for patients with chronic ITP who have had an insufficient response to a previous treatment. We are focusing a significant portion of our activities and resources on fostamatinib, and we believe our prospects are highly dependent on, and a significant portion of the value of our Company relates to, our ability to successfully commercialize TAVALISSE in the United States.

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

Even if we are successful in building out our commercial team, there are many factors that could cause the launch and commercialization of TAVALISSE to be unsuccessful, including a number of factors that are outside our control. The commercial success of TAVALISSE depends on the extent to which patients and physicians accept and adopt TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. We also do not know how physicians, patients and payors will respond to our future price increases of fostamatinib.

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

We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including Kissei’s development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea, and Grifols’ future commercialization of fostamatinib in Europe and Turkey, and any of them may fail to devote the necessary resources and attention to sell and market one or more of our product candidates effectively, which could damage our reputation. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

Additionally, the labeling ultimately approved for any of our product candidates for which we have or may obtain regulatory approval may include restrictions on their uses and may be subject to ongoing FDA or international regulatory authority requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. If we or any of our collaborative partners do not timely obtain or comply with the labeling approval by the FDA or international regulatory authorities on any of our product candidates, it may delay or inhibit our ability to successfully commercialize our products and generate revenues.

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

We have recently increased, and will continue to increase, the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of March 31, 2019, we had approximately 160 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of TAVALISSE and our other product candidates.

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

We rely and may continue to rely on two distribution facilities for the sale of TAVALISSE and potential sale of any of our product candidates.*

Our distribution operations for the sale of TAVALISSE is concentrated in two distribution centers owned by a third party logistics provider. Our distribution operations, if and when we launch any of our product candidate in the future, may also be concentrated in a single distribution center owned by a third party logistics provider. Any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventories and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with our distribution facility or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $18.4 million during the three months ended March 31, 2019. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and recently our significant expenses related to the costs of our ongoing commercial launch of TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of March 31, 2019, we had an accumulated deficit of approximately $1.2 billion. The extent of our future losses or profitability, if any, is highly uncertain.

If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.*

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties now and in the future. We rely on these arrangements for not only financial resources, but also for expertise we need now and in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if these collaborations or additional collaborations with third parties, if any, will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. In addition, our corporate collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate or development program. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason, including corporate restructuring, such failure might delay our ongoing research and development efforts, because we might not receive any future payments, and we would not receive any royalties associated with such compound or product. We are conducting a Phase 3 clinical program to study fostamatinib in AIHA on our own. We may seek another collaborator or licensee in the future for clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. If we are unable to form new collaborations or enter into new license agreements, our research and development efforts could be delayed. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

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

As of March 31, 2019, we had 62 pending patent applications and 390 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

Securities class action lawsuits or other litigation could result in substantial damages and may divert management’s time and attention from our business.*

We have been subject to class action lawsuits in the past and we may be subject to lawsuits in the future, such as those that might occur if there was to be a change in our corporate strategy. These and other lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on any such actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

The UK’s planned withdrawal from the EU, commonly referred to as Brexit, may have a negative effect on global economic conditions, financial markets and our business.*

Brexit has created significant uncertainty concerning the future relationship between the UK and the EU, particularly if the UK withdraws from the EU without a ratified withdrawal agreement in place. From a regulatory perspective, there is uncertainty about which laws and regulations will apply. A significant portion of the regulatory framework in the UK is derived from EU laws. However, it is unclear which EU laws the UK will decide to replace or replicate in connection with its withdrawal from the EU and the regulatory regime applicable to our operations may change.

A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is the requirement that the applicant be established in the EU. Following withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK through the centralized, mutual recognition or decentralized procedures may no longer be valid. Moreover, depending upon the exact terms of the UK's withdrawal, there is a risk that the scope of a marketing authorization for a medicinal product granted by the European Commission pursuant to the centralized procedure, or by the competent authorities of other EU member states through the decentralized or mutual recognition procedures, would not encompass the UK. In that circumstance, a separate authorization granted by the UK competent authorities would be required to place medicinal products on the UK market.

Brexit has also given rise to calls for the governments of other EU member states to consider withdrawal from the EU. The Brexit could also cause disruptions to and create uncertainty surrounding the business environment in which we operate. For example, we conduct clinical trials in the U.K. and other E.U. member states. These developments, or the perception that they could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, including by significantly reducing global market liquidity or restricting the ability of key market participants to operate in certain financial markets.

Any of these risks, if encountered, could significantly harm our future international operations and, consequently, negatively impact our financial condition, results of operations and cash flows.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.1#	Exclusive Commercialization License Agreement between Rigel and Grifols Worldwide Operations Limited, dated January 22, 2019.

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#Filed herewith

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 18, 2018, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2019

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2019