Form 10-Q
period 2019-06-30
RIGEL PHARMACEUTICALS INC
filed 2019-08-06
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 1, 2019, there were 167,609,044 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2019	2018(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,229	$76,322
Short-term investments	68,148	52,215
Accounts receivable, net	6,933	4,077
Inventories	1,222	894
Prepaid and other current assets	3,972	3,479
Total current assets	124,504	136,987
Property and equipment, net	1,532	1,387
Operating lease right-of-use asset	29,409	—
Other assets	713	735
	$156,158	$139,109
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,777	$6,391
Accrued compensation	5,863	9,952
Accrued research and development	5,447	6,763
Other accrued liabilities	4,929	3,598
Lease liabilities, current portion	7,002	—
Deferred revenue, current portion	1,362	1,030
Total current liabilities	28,380	27,734

Long-term portion of deferred revenue	26,401	1,408
Long-term portion of deferred rent	—	90
Long-term portion of lease liabilities	23,086	—

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	168	167
Additional paid-in capital	1,325,618	1,319,068
Accumulated other comprehensive income (loss)	43	(24)
Accumulated deficit	(1,247,538)	(1,209,334)
Total stockholders’ equity	78,291	109,877
	$156,158	$139,109

(1)	The balance sheet at December 31, 2018 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product sales, net	$10,173	$1,787	$18,227	$1,787
Contract revenues from collaborations	234	—	4,804	—
Total revenues	10,407	1,787	23,031	1,787

Costs and expenses:
Cost of product sales	311	30	418	30
Research and development	13,226	10,797	24,175	22,039
Selling, general and administrative	18,209	17,071	38,155	30,563
Total costs and expenses	31,746	27,898	62,748	52,632

Loss from operations	(21,339)	(26,111)	(39,717)	(50,845)
Interest income	733	554	1,513	903
Net loss	$(20,606)	$(25,557)	$(38,204)	$(49,942)

Net loss per share, basic and diluted	$(0.12)	$(0.16)	$(0.23)	$(0.32)

Weighted average shares used in computing net loss per share, basic and diluted	167,191	161,577	167,182	154,385

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(20,606)	$(25,557)	$(38,204)	$(49,942)
Other comprehensive income:
Net unrealized gain on short-term investments	33	38	67	33

Comprehensive loss	$(20,573)	$(25,519)	$(38,137)	$(49,909)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands,  except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2019	167,171,505	$167	$1,319,068	$(24)	$(1,209,334)	$109,877
Net loss	—	—	—	—	(17,598)	(17,598)
Net change in unrealized gain on short-term investments	—	—	—	34	—	34
Issuance of common stock upon exercise of options and participation in Purchase Plan	7,583	—	16	—	—	16
Stock compensation expense	—	—	2,986	—	—	2,986
Balance at March 31, 2019	167,179,088	$167	$1,322,070	$10	$(1,226,932)	$95,315
Net loss	—	—	—	—	(20,606)	(20,606)
Net change in unrealized gain on short-term investments	—	—	—	33	—	33
Issuance of common stock upon exercise of options and participation in Purchase Plan	425,331	1	855	—	—	856
Stock compensation expense	—	—	2,693	—	—	2,693
Balance at June 30, 2019	167,604,419	$168	$1,325,618	$43	$(1,247,538)	$78,291

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2018	146,814,906	$147	$1,239,435	$(82)	$(1,138,854)	$100,646
Net loss	—	—	—	—	(24,385)	(24,385)
Net change in unrealized loss on short-term investments	—	—	—	(5)	—	(5)
Issuance of common stock upon exercise of options and participation in Purchase Plan	652,891	1	2,010	—	—	2,011
Stock compensation expense	—	—	1,540	—	—	1,540
Balance at March 31, 2018	147,467,797	$148	$1,242,985	$(87)	$(1,163,239)	$79,807
Net loss	—	—	—	—	(25,557)	(25,557)
Net change in unrealized loss on short-term investments	—	—	—	38	—	38
Issuance of common stock upon exercise of options and participation in Purchase Plan	18,895,356	18	68,131	—	—	68,149
Stock compensation expense	—	—	1,130	—	—	1,130
Balance at June 30, 2018	166,363,153	$166	$1,312,246	$(49)	$(1,188,796)	$123,567

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(38,204)	$(49,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,606	2,652
Depreciation and amortization	337	272
Non-cash operating lease expense	3,418	—
Net amortization of discount on short-term investments	(613)	(317)
Changes in assets and liabilities:
Accounts receivable, net	(2,856)	(1,620)
Inventories	(245)	(476)
Prepaid and other current assets	(183)	131
Other assets	22	125
Accounts payable	(2,614)	706
Accrued compensation	(4,089)	(1,619)
Accrued research and development	(1,316)	466
Other accrued liabilities	1,330	(241)
Lease liability	(3,139)	—
Deferred revenue	25,326	—
Deferred rent and other long-term liabilities	—	(525)
Net cash used in operating activities	(17,220)	(50,388)
Investing activities
Purchases of short-term investments	(59,878)	(41,619)
Maturities of short-term investments	44,625	49,516
Capital expenditures	(492)	(881)
Net cash (used in) provided by investing activities	(15,745)	7,016
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	872	2,998
Proceeds from sale and issuance of common stock, net of offering costs	—	67,162
Net cash provided by financing activities	872	70,160
Net (decrease) increase in cash and cash equivalents	(32,093)	26,788
Cash and cash equivalents at beginning of period	76,322	38,290
Cash and cash equivalents at end of period	$44,229	$65,078

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

Our current clinical programs include the ongoing Phase 3 study of fostamatinib in warm autoimmune hemolytic anemia (AIHA) and Phase 1 study for our interleukin receptor associated kinase (IRAK) program.  In addition, we have product candidates in development with partners BerGenBio ASA (BerGenBio), Daiichi Sankyo (Daiichi), Aclaris Therapeutics (Aclaris), and AstraZeneca AB (AZ).

2.Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2018 has been derived from audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because certain disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13—Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,  which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this new standard on our financial statements and related disclosures.

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

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. At June 30, 2019 and December 31, 2018, our physical inventory included active pharmaceutical product of which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at each balance sheet date.

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

Development, Regulatory or Commercial Milestone Payments: At the inception of each arrangement that includes payments based on the achievement of certain development, regulatory and commercial or launch events, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved. The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, and recorded as part of contract revenues from collaborations during the period of adjustment.

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

5.Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Because the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been antidilutive. Potentially dilutive securities include stock options and shares issuable under our stock award plans. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Outstanding stock options	25,050	21,762	25,050	21,762
Purchase Plan	332	257	201	163
Total	25,382	22,019	25,251	21,925

6.Stock-Based Compensation

Total stock-based compensation related to all of our share-based payments that we recognized for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Selling, general and administrative	$1,742	$779	$3,908	$1,719
Research and development	911	333	1,698	933
Total stock-based compensation expense	$2,653	$1,112	$5,606	$2,652

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.2%	2.9%	2.5%	2.7%
Expected term (in years)	6.7	6.6	6.6	6.7
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	65.0%	66.2%	65.8%	65.0%

The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant.  Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 6,301,275 shares of common stock during the six months ended June 30, 2019 with a grant-date weighted-average fair value of $1.27 per share. As of June 30, 2019, we had 1,012,500 shares of outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones was not considered as probable. Accordingly, none of the stock-based compensation expense of $1.4 million has been recognized as expense as of June 30, 2019.

As of June 30, 2019, there were approximately $12.4 million of unrecognized stock-based compensation cost related to time-based stock options and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable.

At June 30, 2019, there were 10,560,702 shares of common stock available for future grant under our equity incentive plans and 30,272 options to purchase shares were exercised during the six months ended June 30, 2019.

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

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our Purchase Plan provides for a twenty-four-month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had  a “reset” on January 2, 2019 because the fair market value of our stock on December 31, 2018 was lower than the fair market value of our stock on July 1, 2018, the first day of the offering period. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this Purchase Plan “reset” was approximately $879,000 and is being recognized as expense from January 1, 2019 to December 31, 2020.

As of June 30, 2019, there were 928,942 shares reserved for future issuance under the Purchase Plan and there was $1.1 million of unrecognized stock-based compensation cost related to our Purchase Plan.  The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three and six months ended June 30, 2019 and 2018. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Six Months Ended
	June 30,
	2019	2018
Risk-free interest rate	2.7%	0.6%
Expected term (in years)	1.5	2.0
Dividend yield	0.0%	0.0%
Expected volatility	62.6%	63.8%

7.Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product sales:
Gross product sales	$12,481	$2,287	$22,397	$2,287
Discounts and allowances	(2,308)	(500)	(4,170)	(500)
Product sales, net	$10,173	$1,787	$18,227	$1,787

Revenues from collaborations:
License revenues	—	—	4,499	—
Research and development services	234	—	305	—
Total revenues from collaborations	234	—	4,804	—
Total revenues	$10,407	$1,787	$23,031	$1,787

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
ASD Healthcare and Oncology Supply	48%	38%	40%	38%
McKesson Specialty Care Distribution Corporation	40%	52%	31%	52%
Cardinal Healthcare	10%	10%	—	10%
Grifols	—	—	20%	—

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2019 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2019	$622	$843	$170	$1,635
Provision related to current period sales	2,055	1,559	99	3,713
Credit or payments made during the period	(1,682)	(930)	—	(2,612)
Balance at June 30, 2019	$995	$1,472	$269	$2,736

The above provisions, which included the provision for current period sales of $3.7 million, are included as part of Other Accrued Liabilities in the balance sheet. The remaining $458,000 in provision related to current period sales not included in the table above is recorded as reduction of accounts receivable and prepaid and other current assets in the balance sheet.

8.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of June 30, 2019, we are a party to collaboration agreements with ongoing performance obligations with Kissei Pharmaceutical Co., Ltd. (Kissei) for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea and with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey.  As of June 30, 2019, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Grifols License Agreement

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $20 million payment upon approval from the European Medicines Agency (EMA) for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option, during a six-month time-frame, to terminate the entire agreement, which would terminate all their rights to ITP, AIHA and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  The agreement also requires us to continue to conduct our long term open-label extension study on patients with ITP through EMA approval of ITP in Europe as well as conduct the Phase 3 trial in AIHA in the U.S.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our ongoing long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 study in AIHA. In addition, we will enter into a commercial supply agreement for the licensed territories. We concluded each of these performance obligations is distinct.  We based our assessment on the following: (i) our assessment that Grifols can benefit from the license on its own by developing and commercializing the underlying product using its own resources, and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Moreover, we determined that the upfront fee of $5.0 million,  which is the non-

refundable portion of the $30.0 million upfront fee, represented the transaction price, and was allocated to the performance obligations based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the research and regulatory services, we estimated the standalone selling price using the cost plus expected margin approach.

The remaining $25 million of the upfront payment which is potentially refundable and the future variable considerations of $297.5 million related to future regulatory and commercial milestones were fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related the research and regulatory services throughout the term of the respective clinical programs using the input method. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Additionally, during the three and six months ended June 30, 2019, we recognized $73,000 and $144,000, respectively, in revenues related to the research and regulatory services performed.  Deferred revenues as of June 30, 2019 was $25.4 million.

Kissei License Agreement

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. We received an upfront cash payment of $33.0 million, with the potential for up to an additional $147.0 million in development, regulatory and commercial milestone payments, and will receive mid to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights to fostamatinib in the territories above and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) supply of fostamatinib for clinical use and (c) material right associated with discounted fostamatinib that are supplied for use other than clinical or commercial. In addition, we will provide commercial product supply if the product is approved in the licensed territory. We concluded that each of these performance obligations is distinct. We based our assessment on the following: (i)  our assessment that Kissei can benefit from the license on its own by developing and commercializing the underlying product using its own resources and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Moreover, we determined that the upfront fee of $33.0 million represented the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the supply of fostamatinib and the material right associated with discounted fostamatinib, we estimated the standalone selling price using the cost plus expected margin approach. Variable considerations of $147.0 million related to future development and regulatory milestones was fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related to the supply of fostamatinib and material right upon delivery of fostamatinib to Kissei. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2018, we had granted Kissei the license rights to fostamatinib.  Accordingly, we recognized $30.6 million of the $33.0 million upfront fee as allocated revenue for the delivered license during the fourth quarter of 2018. During the three and six months ended June 30, 2019,  we recognized $77,000 and $105,000, respectively, as revenue related to the supply of fostamatinib for clinical use and the material right associated with discounted fostamatinib. At June 30, 2019, deferred revenues related to the unsatisfied performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $2.3 million.

9.Inventories

The following table summarizes inventories as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Work in process	$1,058	$530
Finished goods	164	364
Total	$1,222	$894

10.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Cash	$2,298	$2,626
Money market funds	9,855	9,106
Government-sponsored enterprise securities	4,997	7,872
Corporate bonds and commercial paper	95,227	108,933
	$112,377	$128,537
Reported as:
Cash and cash equivalents	$44,229	$76,322
Short-term investments	68,148	52,215
	$112,377	$128,537

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2019	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$4,995	$2	$—	$4,997
Corporate bonds and commercial paper	95,186	49	(8)	95,227
Total	$100,181	$51	$(8)	$100,224

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$7,873	$—	$(1)	$7,872
Corporate bonds and commercial paper	108,957	2	(26)	108,933
Total	$116,830	$2	$(27)	$116,805

As of June 30, 2019, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 73 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of June 30, 2019 through their respective maturity dates. At June 30, 2019, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of June 30, 2019, a total of 20 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at June 30, 2019.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

June 30, 2019	Fair Value	Unrealized Losses
Corporate bonds and commercial paper	$43,278	$(8)

11.Fair Value

Under FASB ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged, or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$9,855	$—	$—	$9,855
Government-sponsored enterprise securities	—	4,997	—	4,997
Corporate bonds and commercial paper	—	95,227	—	95,227
Total	$9,855	$100,224	$—	$110,079

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$9,106	$—	$—	$9,106
Government-sponsored enterprise securities	—	7,872	—	7,872
Corporate bonds and commercial paper	—	108,933	—	108,933
Total	$9,106	$116,805	$—	$125,911

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

As a result of the adoption of Topic 842 on January 1, 2019, we recognized $32.8 million in operating right-of-use asset and $33.2 million in lease liability, and derecognized $399,000 of deferred rent in the balance sheet at adoption date.  These were calculated using the present value of our remaining lease payments using an estimated incremental borrowing rate of 9%, which represented the weighted average discount rate for our lease. There was no cumulative-effect adjustment on our accumulated deficit as of January 1, 2019. As of June 30, 2019, we had operating lease right-of-use asset of $29.4 million and lease liability of $30.1 million in the balance sheet. The weighted average remaining term of our lease as of June 30, 2019 was 3.58 years.

For the three and six months ended June 30, 2019, the components of our operating lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Fixed operating lease expense	$1,312	$2,568
Variable operating lease expense	129	378
Total operating lease expense	$1,441	$2,946

Supplemental information related to the Company’s operating lease for the three and six months ended June 30, 2019 were as follow (in thousands):

Cash payments included in the measurement of operating lease liabilities	$2,338	$4,646
Right-of-use asset obtained in exchange for operating lease obligations	—	—

The following table presents the future lease payments of our operating lease liabilities as of June 30, 2019 (in thousands):

Remainder of 2019	$4,676
2020	9,694
2021	10,082
2022	10,485
2023	877
Total operating lease payments	35,814
Less: imputed interest	(5,726)
Total operating lease liabilities	$30,088

At the time of adoption, we did not have any additional significant lease that had not yet commenced.

For the three and six months ended June 30, 2019, we have the following operating sublease information (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Fixed sublease expense	$1,095	$2,190
Variable sublease expense	193	408
Sublease income	(1,288)	(2,598)
Net	$—	$—

The following table presents the future lease payments we expect to receive under our sublease as of June 30, 2019 (in thousands):

Remainder of 2019	$2,103
2020	4,360
2021	4,534
2022	4,716
2023	394
Total operating lease liabilities	$16,107

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the six months ended June 30, 2019 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of TAVALISSE; risks that the FDA, EMA or other regulatory authorities may make adverse decisions regarding fostamatinib;  the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first FDA approved product is TAVALISSE® (fostamatinib disodium hexahydrate), an oral SYK inhibitor, for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. Our current clinical programs include the ongoing Phase 3 study of fostamatinib in warm AIHA and Phase 1 study of R835, a proprietary molecule from our IRAK program. In addition, we have product candidates in development with partners BerGenBio, Daiichi, Aclaris, and AZ.

Business Update

In April 2018, we received FDA approval of our first product TAVALISSE®, an oral SYK inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia who have had an insufficient response to a previous treatment. TAVALISSE was launched in the U.S. on May 29, 2018. For the three months ended June 30, 2019, we reported $10.2 million in net product sales of TAVALISSE.  Sales grew approximately $2.6 million or 26% in the second quarter of 2019 compared to the first quarter of 2019, which was driven, in part, by continued uptake and use of the product as an early treatment option in steroid refractory patients, as well as strong continuation of therapy among patients. With our fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions, we continue to execute on our commercial strategy to access the U.S. ITP market which is estimated to be over $1.0 billion annually.

Execution of our global strategy for commercialization of fostamatinib outside of the U.S. has made significant progress. Our recent commercial collaborations with Kissei and Grifols lay the groundwork for us to advance fostamatinib globally and to access the worldwide ITP market which is estimated to be over $1.8 billion annually. Kissei is a leading Japanese pharmaceutical company with significant development experience and a track record of commercial success in Asian markets. Grifols is one of the largest intravenous immunoglobulin (IVIG) providers globally and has established relationships with European hematologists and hematologist/oncologists, as well as a distribution infrastructure across the E.U.  Fostamatinib is on track for potential E.U. approval by the fourth quarter of 2019, which could enable a product launch in initial European markets as early as 2020.

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

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which includes a $20 million payment upon approval from the EMA for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option, during a six-month time-frame, to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  We retain the global rights to fostamatinib outside of the Kissei and Grifols territories.

In November 2018, our pivotal Phase 3 trial design for fostamatinib in warm AIHA was submitted to the FDA. Results from our recent Phase 2 suggest that fostamatinib could potentially be an effective treatment option. Clinical trial sites for our pivotal study are open and have begun to enroll patients. For the site selection process, we are leveraging the locations and relationships from our Phase 3 trial in chronic ITP. Additionally, in January 2018, the FDA awarded Orphan Drug Designation to fostamatinib for the treatment of warm AIHA.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, product sales from TAVALISSE and contract payments under our collaboration agreements. Our commercialization of TAVALISSE, research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of June 30, 2019, we had approximately $112.4 million in cash, cash equivalents and short-term investments.  We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including our ongoing commercialization of TAVALISSE in the U.S., through at least the next 12 months from the Form 10 Q filing date.

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

Change in Board of Directors

In March 2019, Jane Wasman was appointed to the Company’s board of directors. Peter S. Ringrose, Ph.D. retired from the Company’s board of directors effective on the end of his term in May 2019.

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

We designed a Phase 3 clinical program, called fostamatinib in thrombocytopenia (FIT), in which a total of 150 ITP patients were randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients were diagnosed with persistent or chronic ITP, and had blood platelet counts consistently below 30,000 per microliter of blood with a mean platelet count of 16,000 per microliter of blood. Two-thirds of the subjects received fostamatinib orally at 100 mg bid (twice daily) and the other third received placebo on the same schedule. Subjects were expected to remain on treatment for up to 24 weeks. At week four of treatment, subjects who failed to meet certain platelet count and met certain tolerability thresholds could have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program was a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation for fostamatinib for the treatment of ITP.

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

On April 17, 2018, we announced that the FDA had approved TAVALISSE for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. On April 30, 2018, we announced that the American Journal of Hematology published positive results from the FIT Phase 3 clinical program. We launched TAVALISSE in the U.S. on our own in May 2018. In October 2018, we announced that the EMA has validated the MAA for fostamatinib in adult chronic immune thrombocytopenia, which initiated the MAA review process. We anticipate a decision from the Committee for Medicinal Products for Human Use (CHMP) of the EMA by the fourth quarter of 2019.

Commercial launch activities, including sales and marketing

A significant portion of our operating expenses in the three and six months ended June 30, 2019 were related to our commercial launch activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on targeting hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients.

We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes TAVALISSE in the U.S. wherein, in the ordinary course of the business, we use customary pharmaceutical company practices to market our products in the U.S. and concentrate our efforts on hematologists and hematologists-oncologists. TAVALISSE is sold initially through third-party wholesale distribution and specialty pharmacy channels and group purchasing organizations before being ultimately prescribed to patients. To facilitate our commercial activities in the U.S., we also enter into arrangements with various third-parties, including advertising agencies, market research firms and other market access and sales-support-related services as needed. We believe that our commercial team and distribution practices are adequate to ensure that our marketing efforts reach our target customers and deliver our products to patients in a timely and compliant fashion. Also, to help ensure that all eligible patients in the U.S. have appropriate access to TAVALISSE, we have established a comprehensive reimbursement and patient support program called RIGEL ONECARE (ROC). Through ROC, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free drug to uninsured or under-insured patients who meet certain clinical and financial criteria. In addition, ROC is designed to provide comprehensive reimbursement support services, such as prior authorization support, benefits investigation and appeals support.

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

Other products in the U.S. that are approved by the FDA to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis), Nplate® (Amgen, Inc.) and DOPTELET® (Dova Pharmaceuticals).

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

Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million, which includes a $17.5 million payment for EMA approval of fostamatinib for the first indication, currently anticipated to be for the treatment of chronic ITP, and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in Europe and

Turkey. In return, Grifols receives exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option, during a six-month time-frame, to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  We retain the global rights to fostamatinib outside of the Kissei and Grifols territories.

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

Kissei will initially seek local country approval for fostamatinib in ITP and conduct clinical studies as required by Japan's Pharmaceuticals and Medical Devices Agency. Japan has the third highest prevalence of chronic ITP in the world behind the U.S. and EU.

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

Orally available fostamatinib program.  We have completed our Phase 2 clinical trial, also known as SOAR study, in patients with warm AIHA.  This was an open-label, multi-center, two-stage study to evaluate the efficacy and safety of fostamatinib in patients with warm AIHA who have previously received treatment for the disorder, but have relapsed. The trial enrolled 23 patients (21 patients evaluable for efficacy) who received 150 mg of fostamatinib orally twice a day for a period of 12 weeks, with an option of entering into a long-term extension study. The patients returned to the clinic every two weeks for blood draws and medical assessment. The primary efficacy endpoint of this study was to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline.

In December 2018, we announced that, on a top-line basis, of the 21 evaluable warm AIHA patients enrolled in the Phase 2 study, nine of 21 (43%) achieved the primary efficacy endpoint by Week 24, plus one late responder at Week 30. Increases in Hgb were generally detected at Week 2 (first visit) and sustained over time. Median Hgb of responders increased by >2.0 g/dL from baseline by Week 4 vs. no change for nonresponders. Adverse events were manageable and consistent with those previously reported with fostamatinib in other conditions.

We have enrolled the first patients in our Phase 3 trial for the treatment of warm AIHA also known as Fostamatinib Research in Warm Antibody AIHA Disease (FORWARD). This is a placebo-controlled study of approximately 80 patients with primary or secondary warm AIHA who have failed at least one prior treatment. The primary endpoint will be a durable hemoglobin response by week 24, defined as Hgb > 10 g/dL and > 2 g/dL greater than baseline and durability response, with the response not being attributed to rescue therapy. The study is currently enrolling patients and we expect topline results in mid-2021.

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

We initiated a Phase 1 study to assess safety, tolerability, pharmacokinetics and pharmacodynamics of R835 in healthy subjects in the second quarter of 2018. This Phase 1 study is a randomized, placebo-controlled, double-blind trial in up to 91 healthy subjects, ages 18 to 55. The study design aims to assess the tolerability and safety of R835 in both single ascending and multiple ascending doses. We expect to complete our Phase 1 study and provide data in the second half of 2019.

Partnered Clinical Programs

R548 (ATI-501 and ATI-502) - Aclaris

Aclaris is developing ATI-501 and ATI-502, an oral and topical JAK 1/3 inhibitor. ATI- 501 is being developed as an oral treatment for patients with alopecia areata (AA), including the more severe forms of AA that result in total scalp hair loss, known as alopecia totalis (AT), and total hair loss on the scalp and body, known as alopecia universalis (AU). In July 2019, Aclaris announced that the Phase 2 clinical trial of ATI-501 oral (AUAT-201) in patients with AA met its primary endpoint.

In December 2018,  the company also reported on the enrollment and/or results for a number of Phase 2 studies with ATI-502 for the topical treatment of AA and Vitiligo, including results from its AUATB-201 study.  In June 2019, the company reported positive results from its Phase 2 clinical trial of ATI-502 topical (AGA-201) in patients with androgenetic alopecia (AGA), a condition commonly known as male/female-pattern baldness. There were no treatment-related serious adverse events. Later in June 2019, Aclaris reported that its Phase 2 clinical trial of ATI-502 topical (AA-201) in patients with AA did not meet its endpoints. ATI-502 was observed to be generally well-tolerated. Adverse events were primarily mild or moderate in severity. No treatment-related serious adverse events were reported.

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

In October 2018, BerGenBio announced that the first patient had been dosed in the second stage of the Phase 2 studies in BGB324 in combination with KEYTRUDA®. In June 2019, the company reported results from its combination study with KEYTRUDA in advanced NSCLC patients, which showed 12-month survival data surpassing historical benchmarks in second-line treatment with PD-1 inhibitor monotherapy. The combination treatment was well tolerated.

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

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of June 30, 2019, we are a party to collaboration agreements with ongoing performance obligations, with Kissei for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea and with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey.  As of June 30, 2019, we are also a party to collaboration agreements, but do not have ongoing performance obligations with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

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

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $20 million payment upon approval from the EMA for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option, during a six-month time-frame, to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  The agreement also requires us to continue to conduct our long term open-label extension study on patients with ITP through EMA approval of ITP in Europe as well as conduct the Phase 3 trial in AIHA in the U.S. In connection with the agreement, we will enter into a supply agreement with Grifols pursuant to which we will provide commercial inventory products in the future to Grifols for use under the license agreement.

Results of Operations

Three and Six Months Ended June 30, 2019 and 2018

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2019	2018	Change	2019	2018	Change
		(in thousands)			(in thousands)
Product sales, net	$10,173	$1,787	$8,386	$18,227	$1,787	$16,440
Contract revenues from collaborations	234	—	234	4,804	—	4,804
Total revenues	$10,407	$1,787	$8,620	$23,031	$1,787	$21,244

The following table summarizes revenues from each of our customers and collaboration partners who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
ASD Healthcare and Oncology Supply	48%	38%	40%	38%
McKesson Specialty Care Distribution Corporation	40%	52%	31%	52%
Cardinal Healthcare	10%	10%	—	10%
Grifols	—	—	20%	—

Product sales during the three and six months ended June 30, 2019 and June 30, 2018 related to sales of TAVALISSE in the U.S. and represents increasing sales volume since we launched in May 2018. TAVALISSE has been prescribed across all lines of therapy in steroid refractory patients in ITP. It has been utilized by an increasing broad base of prescribers and community physicians,  with growing early line use and continued strong refill rates.

We recognize product sales net of discounts and allowances that are described in “Note 3” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contract revenues from collaborations of $234,000 and $4.8 million during the three and six months ended June 30, 2019 primarily related to the portion of the upfront fees from our collaboration agreements with Grifols and Kissei recognized as revenue upon our performance of certain research and development services. There were no contract revenues from collaborations during the three and six months ended June 30, 2018.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time. As of June 30, 2019, we had deferred revenues of $27.8 million which we will recognize as revenue upon satisfaction of our remaining performance obligations under our collaboration agreements with Grifols and Kissei.

Cost of Product Sales

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2019	2018	Change	2019	2018	Change
		(in thousands)			(in thousands)
Cost of product sales	$311	$30	$281	$418	$30	$388

We recognized $311,000 and $418,000 in cost of product sales during the three and six months ended June 30, 2019 related to our product, TAVALISSE. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of product sales during the three and six months ended June 30, 2019. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical product that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2019	2018	Change	2019	2018	Change
		(in thousands)			(in thousands)
Research and development expense	$13,226	$10,797	$2,429	$24,175	$22,039	$2,136
Stock-based compensation expense included in research and development expense	$911	$333	$578	$1,698	$933	$765

The increase in research and development expense for the three months ended June 30, 2019, compared to the same period in 2018, was primarily due to the increases of $3.0 million mainly for our Phase 3 study in AIHA, as well as the related outside services and consultants of $332,000, stock-based compensation expense of $578,000, facilities cost of $423,000, and various other items of $100,000, partially offset by a decrease of $2.0 million in research and development costs as we wind down our Phase 2 studies in warm AIHA and IgAN, and our Phase 1 study in our IRAK inhibitor program.

The increase in research and development expense for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to the increases of $4.2 million mainly for our Phase 3 study in AIHA, as well as the related outside services and consultants of  $634,000, stock-based compensation expense of $765,000, and facilities cost of $523,000 and various other items of $100,000, partially offset by a $3.9 million decrease in research and development costs as we wind down our Phase 2 studies in warm AIHA and IgAN and our Phase 1 study in our IRAK inhibitor program.

We expect our research and development expense in the remainder of 2019 will increase compared to the amount reported in the first half of 2019 as we continue to ramp up our activities in our Phase 3 warm AIHA study.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,		From January 1, 2007*
	2019	2018	2019	2018	to June 30, 2019

Categories:
Research	$2,586	$2,431	$5,245	$4,938	$241,912
Development	8,256	6,952	14,163	13,590	385,025
Other	2,384	1,414	4,767	3,511	243,002
	$13,226	$10,797	$24,175	$22,039	$869,939

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.5 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and allocated stock-based compensation expense of approximately $911,000 and $333,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, allocated facilities costs were approximately $3.1 million and $2.6 million, respectively, and allocated stock-based compensation expense were approximately $1.7 million and $933,000, respectively.

For the three and six months ended June 30, 2019 and 2018, a major portion of our total research and development expense was associated with our AIHA, IRAK, ITP and IgAN programs, salaries of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2019	2018	Change	2019	2018	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$18,209	$17,071	$1,138	$38,155	$30,563	$7,592
Stock-based compensation expense included in selling, general and administrative expense	$1,742	$779	$963	$3,908	$1,719	$2,189

The increase in selling, general and administrative expense for the three months ended June 30, 2019, compared to the same period in 2018, was primarily due to the increase in personnel costs related to our customer-facing team of $2.2 million, which includes stock-based compensation expense of $965,000, partially offset by the $399,000 reduction in legal costs and $700,000 in various small third-party costs.

The increase in selling, general and administrative expense for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to the increase in personnel costs related to our customer-facing team of $8.1 million, which includes stock-based compensation expense of $2.2 million, as well as third-party costs related to our ongoing commercialization of TAVALISSE in chronic ITP of $907,000, partially offset by the $1.4 million reduction in legal costs and various other third-party costs.

We expect our selling, general and administrative expense to increase for the remainder of 2019 as we continue our commercial launch of TAVALISSE compared to the amount reported in the first half of 2019.

Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2019	2018	Change	2019	2018	Change
		(in thousands)			(in thousands)
Interest income	$733	$554	$179	$1,513	$903	$610

Interest income results from our interest-bearing cash and investment balances. The increases in interest income for the three and six months ended June 30, 2019, as compared to the same periods in 2018 were primarily due to the higher yield on our investments, as well as higher average cash and investment balances.

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

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through the sale of equity securities, product sales from TAVALISSE and contract payments under our collaboration agreements. We have consumed substantial amounts of capital to date with our ongoing commercial launch of TAVALISSE and as we continue our research and development activities, including preclinical studies and clinical trials.

As of June 30, 2019, we had approximately $112.4 million in cash, cash equivalents and short‑term investments, as compared to approximately $128.5 million as of December 31, 2018, a decrease of approximately $16.1 million. The decrease was primarily attributable to payments associated with funding our operating expenses during the six months ended June 30, 2019, partially offset by the $30.0 million upfront payment received from Grifols and proceeds from sale of TAVALISSE.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the six months ended June 30, 2019, we received approximately $2.6 million of sublease income and reimbursements. We expect to receive approximately $16.1 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which includes a $20 million payment upon approval from the EMA for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option, during a six-month time-frame, to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  The agreement also requires us to continue to conduct our long term open-label extension study on patients with ITP through EMA approval of ITP in Europe as well as conduct the Phase 3 trial in AIHA in the U.S.

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

Our future funding requirements will depend upon many factors, including, but not limited to:

•

our ability to sell TAVALISSE in the U.S. and the ongoing costs to commercialize TAVALISSE for the treatment of ITP in the U.S., or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	our ability to successfully obtain EMA authorization on our MAA for fostamatinib in ITP in Europe;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	our ability to enter partnering opportunities across our pipeline;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

For the six months ended June 30, 2019 and 2018, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,220)	$(50,388)
Investing activities	(15,745)	7,016
Financing activities	872	70,160
Net (decrease) increase in cash and cash equivalents	$(32,093)	$26,788

Net cash used in operating activities was approximately $17.2 million for the six months ended June 30, 2019, compared to approximately $50.4 million for the six months ended June 30, 2018. Net cash used in operating activities for the six months ended June 30, 2019 was related to our research and development programs and our ongoing commercialization of TAVALISSE, partially offset by the $30.0 million upfront fee received from Grifols and proceeds from sale of TAVALISSE. Net cash used in operating activities for the six months ended June 30, 2018 was primarily due to the cash payments related to our research and development programs and commercial launch preparation costs. The timing of cash requirements may vary from period to period depending on our ongoing commercial activities related to TAVALISSE (fostamatinib disodium hexahydrate), our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash used in investing activities was approximately $15.7 million for the six months ended June 30, 2019, compared to net cash provided by investing activities of approximately $7.0 million for the six months ended June 30, 2018.  Net cash used in investing activities during the six months ended June 30, 2019 related to net purchases of short-term investments and capital expenditures. Net cash provided by investing activities during the six months ended June 30, 2018 related to net maturities of short-term investments, partially offset by capital expenditures.  Capital expenditures were approximately $492,000 for the six months ended June 30, 2019, compared to approximately $881,000 for the same period in 2018.

Net cash provided by financing activities was approximately $872,000 for the six months ended June 30, 2019, compared to approximately $70.2 million for the six months ended June 30, 2018. Net cash provided by financing activities for the six months ended June 30, 2019 related to the cash proceeds received from the sale and issuance of common stock and exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2018 consisted of net proceeds of $67.2 million from issuance of common stock pursuant to the underwritten public offering and $3.0 million proceeds from exercise of stock options and participation in the Purchase Plan.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

We have agreements with certain clinical research organizations to conduct our clinical trials and with third parties relative to our commercialization of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of June 30, 2019,  we do not have contractual commitments with respect to the arrangements discussed above,  but we had the following contractual commitments related to our facilities lease:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$35,814	$9,507	$20,171	$6,136	$—

(1)

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $16.1 million which we expect to receive over the term of the sublease through January 2023.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our prospects are highly dependent on the successful commercialization of TAVALISSE® (fostamatinib disodium hexahydrate), which received approval in April 2018 from the FDA for patients with chronic ITP who have had an insufficient response to a previous treatment. To the extent that TAVALISSE is not commercially successful, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.*

TAVALISSE is our only drug that has been approved for sale and it has only been approved in the United States for patients with chronic ITP who have had an insufficient response to a previous treatment. We are focusing a significant portion of our activities and resources on fostamatinib, and we believe our prospects are highly dependent on, and a significant portion of the value of our Company relates to, our ability to successfully commercialize TAVALISSE in the United States.

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

Market acceptance of fostamatinib and any of our or collaborative partners’ future product candidates that may receive approval, will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of the product as well as competitive products;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;

•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies, if any;

•	the convenience of prescribing, administrating and initiating patients on the product and the length of time the patient is on the product;

•	the potential and perceived value and advantages of the product over alternative treatments;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of sales and marketing efforts.

Even if we are successful in building out our commercial team, there are many factors that could cause the launch and commercialization of TAVALISSE to be unsuccessful, including a number of factors that are outside our control. The commercial success of TAVALISSE depends on the extent to which patients and physicians accept and adopt TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. We also do not know how physicians, patients and payors will respond to our future price increases of TAVALISSE.

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

If the launch or commercialization of TAVALISSE is unsuccessful or perceived as disappointing, our stock price could decline significantly, and the long-term success of the product and our company could be harmed. If we are unable to achieve anticipated level of sales growth from TAVALISSE, or if we fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a material adverse impact on our business, financial condition and results of operations.

We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including Kissei’s development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea, and Grifols’ future commercialization of fostamatinib in Europe and Turkey.  As a consequence of our license agreements with Kissei and Grifols, we rely heavily upon their regulatory, commercial, medical affairs, market access and other expertise and resources for commercialization of TAVALISSE in their respective territories outside of the United States. We cannot control the amount of resources that our partners dedicate to the commercialization of TAVALISSE, and our ability to generate revenues from the commercialization of TAVALISSE by our partners depends on their ability to achieve market acceptance of TAVALISSE in its approved indications in their respective territories. Furthermore, foreign sales of TAVALISSE by our partners could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions or barriers and changes in tariffs, including as a result of the pending withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”) and the uncertainty surrounding the date and the terms of the withdrawal, escalating global trade and political tensions. If our collaborators are unable to, or do not invest the resources necessary to successfully commercialize TAVALISSE in international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these license agreements, resulting in harm to our business and operations. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We currently have limited experience in marketing and selling pharmaceutical products. TAVALISSE is a newly-marketed drug and, therefore, none of the members of our sales force will have ever promoted TAVALISSE prior to its launch. As a result, we will be required to expend significant time and resources and continuously train our sales force to be credible, persuasive and compliant with applicable laws in marketing TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. In addition, we must continually train our sales force to ensure that an appropriate and compliant message about TAVALISSE is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate regarding its potential benefits and proper administration, our efforts to successfully commercialize TAVALISSE could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with managing our commercial team, including our potential inability to successfully train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are also competing for talent with numerous commercial and pre-commercial-stage oncology-focused biotechnology companies seeking to build out their commercial organizations, as well as other large pharmaceutical organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. If we cannot maintain effective sales, marketing, market access and product distribution capabilities, we may be unable to maximize the commercial potential of TAVALISSE. Also, to the extent that the commercial opportunities for TAVALISSE grow over time, we may not properly judge the requisite size and experience of our current commercialization teams or the level of distribution necessary to market and sell TAVALISSE which could have a material adverse impact on our business, financial condition and results of operations.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. More recently, in December 2018, the Centers for Medicare and Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. While neither the Texas District Court Judge, Trump administration nor CMS have stated that the ruling will have an immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts will impact the Affordable Care Act. Additional policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

In the United States, the European Union and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Congress is currently considering legislation currently known as the Prescription Drug Price Reduction Act, which is designed to, among other things, reduce prescription drug prices and increase transparency. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The United States Department of Health and Human Services has started soliciting feedback on some of these measures while concurrently implementing others under its existing authority. For example, in May 2018, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some existing measures and proposed proposals may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

If the market opportunities for TAVALISSE and product candidates are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer.

Certain of the diseases that TAVALISSE and our other product candidates being developed to address are in underserved and underdiagnosed populations. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who will seek treatment utilizing our products or product candidates, may not be accurate. If our estimates of the prevalence or number of patients potentially on therapy prove to be inaccurate, the market opportunities for fostamatinib and our other product candidates may be smaller than what we believe they are, our prospects for generating expected revenue may be adversely affected and our business may suffer.

We have recently increased, and will continue to increase, the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2019, we had approximately 156 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of TAVALISSE and our other product candidates.

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

Enhanced governmental and public scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs may require us to modify our programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

To help patients afford our products, we have a patient assistance program that help financially needy patients. This type of program has become the subject of scrutiny. Some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. Our patient assistance program could become the target of similar litigation. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons.

If we are deemed not to have complied with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the U.S. Department of Justice and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may propose establishing requirements that affect pharmaceutical manufacturers. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. A government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

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

The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Orange Book or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon notice of a paragraph IV challenge, a patent owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-month stay period, the stay is lifted, and the FDA may thereafter approve the application based on the standards for approval of ANDAs. Once an ANDA is approved by the FDA, the generic manufacturer may market and sell the generic form of the branded drug in competition with the branded medicine.

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

We rely and may continue to rely on a single distribution facility for the sale of TAVALISSE and potential sale of any of our product candidates.*

Our distribution operations for the sale of TAVALISSE is currently concentrated in one distribution center owned by a third-party logistics provider. Our distribution operations, if and when we launch any of our product candidates in the future, may also be concentrated in a single distribution center owned by a third-party logistics provider. Any errors in inventory level management and unforeseen inventory shortage could adversely affect our business. In addition, any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventories and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with our distribution facility or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have a material adverse effect on our business. In addition, growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

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

We rely and will continue to rely on certain third parties, including those located outside the U.S., as our limited source of the materials they supply or the finished products they manufacture. The drug substances and other materials used in our product candidates are currently available only from one or a limited number of suppliers or manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. Any of these existing suppliers or manufacturers may:

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

Forecasting potential sales for any of our product candidates will be difficult, and if our projections are inaccurate, our business may be harmed, and our stock price may be adversely affected.

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

The activities associated with the research, development and commercialization of fostamatinib and other product candidates in our pipeline must undergo extensive clinical trials, which can take many years and require substantial expenditures, subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. The process of obtaining regulatory approvals in the U.S. and other foreign jurisdictions is expensive, and lengthy, if approval is obtained at all.

Our clinical trials may fail to produce results satisfactory to the FDA or regulatory authorities in other jurisdictions. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or sNDA and decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, the primary endpoint for our pivotal Phase 3 trial in warm AIHA, which is a durable hemoglobin response by week 24, defined as Hgb > 10 g/dL and > 2 g/dL greater than baseline could ultimately be viewed as insufficient for approval by the FDA. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of fostamatinib for any individual, additional indications.

In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review, which may cause delays in the approval or rejection of an application for fostamatinib or for our other product candidates.

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

In April 2018, we announced that the FDA had approved TAVALISSE for the treatment of adult patients with chronic ITP who have had insufficient response to previous treatment. We launched fostamatinib in the United States on our own in late May 2018. In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent immune ITP, AIHA, and IgAN in Europe and Turkey, and in October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping.

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

We may be unable to expand our product pipeline, which could limit our growth and revenue potential.

Our business is focused on the discovery, development and commercialization of novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. In this regard, we are pursuing internal drug discovery efforts with the goal of identifying new product candidates to advance into clinical trials. Internal discovery efforts to identify new product candidates require substantial technical, financial and human resources. These internal discovery efforts may initially show promise in identifying potential product candidates, yet ultimately fail to yield product candidates for clinical development for a number of reasons. For example, potential product candidates may, on later stage clinical study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profiles or other characteristics suggesting that they are unlikely to be commercially viable products.

Apart from our internal discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant product candidates. However, the in-licensing and acquisition of product candidates is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.  We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms that would allow us to realize an appropriate return on our investment. If we are unable to develop suitable product candidates through internal discovery efforts or if we are unable to successfully obtain rights to suitable product candidates, our business and prospects for growth could suffer. Even if we succeed in our efforts to obtain rights to suitable product candidates, the competitive business environment may result in higher acquisition or licensing costs, and our investment in these potential products will remain subject to the inherent risks associated with the development and commercialization of new medicines. In certain circumstances, we may also be reliant on the licensor for the continued development of the in-licensed technology and their efforts to safeguard their underlying intellectual property.

With respect to acquisitions, we may not be able to integrate the target company successfully into our existing business, maintain the key business relationships of the target, or retain key personnel of an acquired business. Furthermore, we could assume unknown or contingent liabilities or incur unanticipated expenses. Any acquisitions or investments made by us also could result in our spending significant amounts, issuing dilutive securities, assuming or incurring significant debt obligations and contingent liabilities, incurring large one-time expenses and acquiring intangible assets that could result in significant future amortization expense and significant write-offs, any of which could harm our operating results.

Increasing use of social media could give rise to liability and may harm our business.

We and our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable laws and regulations, there is risk that the unauthorized use of social media by us or our employees to communicate about our products or business, or any inadvertent disclosure of material, nonpublic information through these means, may cause us to be found in violation of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have a materially adverse impact on our business, financial condition and results of operations. Furthermore, negative posts or comments about us or our products on social media could seriously damage our reputation, brand image and goodwill.

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

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. Significant delays in clinical testing could materially impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

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

We have obtained orphan drug designation from the FDA for fostamatinib for the treatment of ITP and warm AIHA, but we may not be able to obtain or maintain orphan drug designation or exclusivity for fostamatinib for the treatment of ITP, warm AIHA or our other product candidates, or we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $39.7 million during the six months ended June 30, 2019. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and recently our significant expenses related to the costs of our ongoing commercial launch of TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of June 30, 2019, we had an accumulated deficit of approximately $1.2 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

If conflicts arise between our collaborators or advisors and us, any of them may act in their self-interest, which may be averse to our stockholders’ interests.

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

As of June 30, 2019, we had 46 pending patent applications and 360 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

The Tax Act could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2018 and June 30, 2019, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the FASB and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect.

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations with Grifols, Kissei, Aclaris, BMS, AZ, BerGenBio, Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma A.G., Daiichi, Merck & Co., Inc., Merck Serono and Pfizer. Under many agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until sometime well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

Our common stock is currently listed on the Nasdaq Global Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

The UK’s planned withdrawal from the EU, commonly referred to as Brexit, may have a negative effect on global economic conditions, financial markets and our business.

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, incur significant remediation or litigation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources.

Companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access or otherwise compromise information technology systems. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive including corporate espionage. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks continue to become more prevalent and much harder to detect and defend against. Our network and storage applications and those of our contract manufacturing organizations, contract research organizations or vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, or result in significant financial exposure. Furthermore, the costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause material harm to our business, financial condition and results of operations.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.1+#	2018 Equity Incentive Plan, as amended.

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+ Management contract or compensatory plan.

#Filed herewith

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 18, 2018, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2019

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2019