Form 10-Q
period 2019-09-30
RIGEL PHARMACEUTICALS INC
filed 2019-11-05
CIK 1034842

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 1, 2019, there were 167,610,502 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2019	2018(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,093	$76,322
Short-term investments	68,387	52,215
Accounts receivable, net	11,552	4,077
Inventories	1,181	894
Prepaid and other current assets	5,789	3,479
Total current assets	126,002	136,987
Property and equipment, net	1,718	1,387
Operating lease right-of-use asset	27,646	—
Other assets	695	735
	$156,061	$139,109
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,661	$6,391
Accrued compensation	7,066	9,952
Accrued research and development	5,631	6,763
Other accrued liabilities	6,806	3,598
Lease liabilities, current portion	7,255	—
Deferred revenue, current portion	1,587	1,030
Total current liabilities	31,006	27,734

Long-term portion of deferred revenue	25,176	1,408
Long-term portion of deferred rent	—	90
Long-term portion of lease liabilities	21,179	—
Loans payable, net of discount	9,789	—

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	168	167
Additional paid-in capital	1,327,735	1,319,068
Accumulated other comprehensive income (loss)	36	(24)
Accumulated deficit	(1,259,028)	(1,209,334)
Total stockholders’ equity	68,911	109,877
	$156,061	$139,109

(1)	The balance sheet at December 31, 2018 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales, net	$11,716	$4,865	$29,943	$6,652
Contract revenues from collaborations	9,141	—	13,945	—
Total revenues	20,857	4,865	43,888	6,652

Costs and expenses:
Cost of product sales	310	69	728	99
Research and development	14,463	11,097	38,638	33,136
Selling, general and administrative	18,121	18,069	56,276	48,632
Total costs and expenses	32,894	29,235	95,642	81,867

Loss from operations	(12,037)	(24,370)	(51,754)	(75,215)
Interest income	555	604	2,068	1,507
Interest expense	(8)	—	(8)	—
Net loss	$(11,490)	$(23,766)	$(49,694)	$(73,708)

Net loss per share, basic and diluted	$(0.07)	$(0.14)	$(0.30)	$(0.47)

Weighted average shares used in computing net loss per share, basic and diluted	167,609	166,464	167,326	158,456

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(11,490)	$(23,766)	$(49,694)	$(73,708)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	(7)	24	60	57

Comprehensive loss	$(11,497)	$(23,742)	$(49,634)	$(73,651)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands,  except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2019	167,171,505	$167	$1,319,068	$(24)	$(1,209,334)	$109,877
Net loss	—	—	—	—	(17,598)	(17,598)
Net unrealized gain on short-term investments	—	—	—	34	—	34
Issuance of common stock upon exercise of options and participation in Purchase Plan	7,583	—	16	—	—	16
Stock compensation expense	—	—	2,986	—	—	2,986
Balance at March 31, 2019	167,179,088	$167	$1,322,070	$10	$(1,226,932)	$95,315
Net loss	—	—	—	—	(20,606)	(20,606)
Net unrealized gain on short-term investments	—	—	—	33	—	33
Issuance of common stock upon exercise of options and participation in Purchase Plan	425,331	1	855	—	—	856
Stock compensation expense	—	—	2,693	—	—	2,693
Balance at June 30, 2019	167,604,419	$168	$1,325,618	$43	$(1,247,538)	$78,291
Net loss	—	—	—	—	(11,490)	(11,490)
Net unrealized gain on short-term investments	—	—	—	(7)	—	(7)
Issuance of common stock upon exercise of options and participation in Purchase Plan	4,625	—	9	—	—	9
Stock compensation expense	—	—	2,108	—	—	2,108
Balance at September 30, 2019	167,609,044	$168	$1,327,735	$36	$(1,259,028)	$68,911

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2018	146,814,906	$147	$1,239,435	$(82)	$(1,138,854)	$100,646
Net loss	—	—	—	—	(24,385)	(24,385)
Net unrealized gain on short-term investments	—	—	—	(5)	—	(5)
Issuance of common stock upon exercise of options and participation in Purchase Plan	652,891	1	2,010	—	—	2,011
Stock compensation expense	—	—	1,540	—	—	1,540
Balance at March 31, 2018	147,467,797	$148	$1,242,985	$(87)	$(1,163,239)	$79,807
Net loss	—	—	—	—	(25,557)	(25,557)
Net unrealized gain on short-term investments	—	—	—	38	—	38
Issuance of common stock upon exercise of options and participation in Purchase Plan	18,895,356	18	68,131	—	—	68,149
Stock compensation expense	—	—	1,130	—	—	1,130
Balance at June 30, 2018	166,363,153	$166	$1,312,246	$(49)	$(1,188,796)	$123,567
Net loss	—	—	—	—	(23,766)	(23,766)
Net unrealized gain on short-term investments	—	—	—	24	—	24
Issuance of common stock upon exercise of options and participation in Purchase Plan	265,319	—	635	—	—	635
Stock compensation expense	—	—	3,013	—	—	3,013
Balance at September 30, 2018	166,628,472	$166	$1,315,894	$(25)	$(1,212,562)	$103,473

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(49,694)	$(73,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,704	5,647
Depreciation and amortization	503	431
Non-cash operating lease expense	5,181	—
Net amortization of discount on short-term investments	(917)	(541)
Changes in assets and liabilities:
Accounts receivable, net	(7,475)	(3,273)
Inventories	(195)	(498)
Prepaid and other current assets	(2,000)	120
Other assets	40	151
Accounts payable	(3,730)	5
Accrued compensation	(2,886)	440
Accrued research and development	(1,132)	773
Other accrued liabilities	3,207	425
Lease liability	(4,793)	—
Deferred revenue	24,326	—
Deferred rent and other long-term liabilities	—	(442)
Net cash used in operating activities	(31,861)	(70,470)
Investing activities
Purchases of short-term investments	(100,501)	(50,058)
Maturities of short-term investments	85,306	73,966
Capital expenditures	(844)	(1,037)
Net cash (used in) provided by investing activities	(16,039)	22,871
Financing activities
Net proceeds from term loan financing	9,789	—
Net proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	882	3,633
Proceeds from sale and issuance of common stock, net of offering costs	—	67,162
Net cash provided by financing activities	10,671	70,795
Net (decrease) increase in cash and cash equivalents	(37,229)	23,196
Cash and cash equivalents at beginning of period	76,322	38,290
Cash and cash equivalents at end of period	$39,093	$61,486

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

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. We determine the cost of inventories using the standard cost method, which approximates actual cost based on a first-in, first out basis. Inventories consist primarily of third-party manufacturing costs and allocated internal overhead costs. We began capitalizing inventory costs associated with our product upon regulatory approval when, based on management’s judgment, future commercialization was considered probable and the future economic benefit was expected to be realized.

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. At September 30, 2019 and December 31, 2018, our physical inventory included active pharmaceutical product of which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at each balance sheet date.

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

Under ASC 606, we are required to estimate the transaction price, including variable consideration that is subject to a constraint, in our contracts with our customers. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue from product sales are recorded net of certain variable consideration which includes estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

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

We had securities which could potentially dilute basic loss per share, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Outstanding stock options	22,665	21,044	22,665	21,044
Purchase Plan	125	109	125	109
Total	22,790	21,153	22,790	21,153

6.Stock-Based Compensation

Total stock-based compensation related to all of our share-based payments that we recognized for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Selling, general and administrative	$1,611	$2,194	$5,519	$3,913
Research and development	487	801	2,185	1,734
Total stock-based compensation expense	$2,098	$2,995	$7,704	$5,647

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.7%	2.9%	2.5%	2.7%
Expected term (in years)	6.0	6.0	6.5	6.7
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	63.0%	67.9%	65.6%	65.1%

The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant.  Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 6,780,575 shares of common stock during the nine months ended September 30, 2019 with a grant-date weighted-average fair value of $1.26 per share. As of September 30, 2019, we had 100,000 shares of outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones was not considered as probable. Accordingly, none of the stock-based compensation expense of $192,000  has been recognized as expense as of September 30, 2019.

As of September 30, 2019, there were approximately $10.7 million of unrecognized stock-based compensation cost related to time-based stock options and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable.

At September 30, 2019, there were 16,829,605 shares of common stock available for future grant under our equity incentive plans and 34,897 options to purchase shares were exercised during the nine months ended September 30, 2019.

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

As of September 30, 2019, there were 928,942 shares reserved for future issuance under the Purchase Plan and there was $771,000 of unrecognized stock-based compensation cost related to our Purchase Plan.  The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three and nine months ended September 30, 2019 and 2018. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Nine Months Ended
	September 30,
	2019	2018
Risk-free interest rate	2.8%	2.4%
Expected term (in years)	1.7	1.3
Dividend yield	0.0%	0.0%
Expected volatility	63.0%	66.2%

7.Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product sales:
Gross product sales	$14,348	$6,132	$36,745	$8,419
Discounts and allowances	(2,632)	(1,267)	(6,802)	(1,767)
Product sales, net	$11,716	$4,865	$29,943	$6,652

Revenues from collaborations:
License revenues	7,750	—	12,249	—
Research and development services and others	1,391	—	1,696	—
Total revenues from collaborations	9,141	—	13,945	—
Total revenues	$20,857	$4,865	$43,888	$6,652

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
ASD Healthcare and Oncology Supply	28%	58%	34%	53%
McKesson Specialty Care Distribution Corporation	22%	33%	27%	38%
Aclaris	19%	—	9%	—
Celgene	18%	—	9%	—
Grifols	0%	—	11%	—

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2019 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2019	$622	$843	$170	$1,635
Provision related to current period sales	3,561	2,296	99	5,956
Credit or payments made during the period	(2,932)	(1,298)	—	(4,230)
Balance at September 30, 2019	$1,251	$1,841	$269	$3,361

The discounts and allowances for the nine months ended September 30, 2019 of $6.8 million in the first table, which includes the provision for current period sales of $6.0 million, are included as part of Other Accrued Liabilities in the balance sheet of which $3.1 million remained outstanding as of September 30, 2019. The remaining $810,000 in discounts and allowances related to current period sales not included in the table above is recorded as reduction of accounts receivable and prepaid and other current assets in the balance sheet.

8.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of September 30, 2019, we are a party to collaboration agreements with ongoing performance obligations with Kissei Pharmaceutical Co., Ltd. (Kissei) for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea and with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey.  As of September 30, 2019, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

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

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our ongoing long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 study in AIHA. In addition, we will enter into a commercial supply agreement for the licensed territories. We concluded each of these performance obligations is distinct.  We based our assessment on the following: (i) our assessment that Grifols can benefit from the license on its own by developing and commercializing the underlying product using its own resources, and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Moreover, we determined that the upfront fee of $5.0 million, which is the non-refundable portion of the $30.0 million upfront fee, represented the transaction price, and was allocated to the performance obligations based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the research and regulatory services, we estimated the standalone selling price using the cost plus expected margin approach.

The remaining $25 million of the upfront payment which is potentially refundable and the future variable consideration of $297.5 million related to future regulatory and commercial milestones were fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related the research and regulatory services throughout the term of the respective clinical programs using the input method. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Additionally, during the three and nine months ended September 30, 2019, we recognized $71,000 and $215,000, respectively, in revenues related to the research and regulatory services performed.  Deferred revenues as of September 30, 2019 was $25.4 million.

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

As of December 31, 2018, we had granted Kissei the license rights to fostamatinib.  Accordingly, we recognized $30.6 million of the $33.0 million upfront fee as allocated revenue for the delivered license during the fourth quarter of 2018. During the three and nine months ended September 30, 2019, we recognized $1.4 million and $1.6 million, respectively,  as revenue related to the supply of fostamatinib for clinical use and the material right associated with discounted fostamatinib. At September 30, 2019, deferred revenues related to the unsatisfied performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $1.4 million.

Other license agreements

In September 2019, we received a $4.0 million development milestone payment from Aclaris for the achievement of a certain event in accordance with the Rigel and Aclaris License and Collaboration Agreement dated August 27, 2015. In September 2019, we also earned $3.8 million in a  commercial launch milestone payment from Impact Biomedicines, Inc., which was acquired by Celgene. All deliverable under the agreement had been previously delivered, as such, the above payments of $4.0 million from Aclaris and $3.8 million from Celgene, triggered by the above events were recognized as revenue during the three and nine months ended September 30, 2019.

9.Inventories

The following table summarizes inventories as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Work in process	$808	$530
Finished goods	373	364
Total	$1,181	$894

10.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Cash	$1,637	$2,626
Money market funds	26,915	9,106
U.S. treasury bills	8,045	—
Government-sponsored enterprise securities	15,164	7,872
Corporate bonds and commercial paper	55,719	108,933
	$107,480	$128,537
Reported as:
Cash and cash equivalents	$39,093	$76,322
Short-term investments	68,387	52,215
	$107,480	$128,537

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2019	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$8,040	$5	$—	$8,045
Government-sponsored enterprise securities	$15,159	$7	$(1)	$15,165
Corporate bonds and commercial paper	55,695	27	(2)	55,720
Total	$78,894	$39	$(3)	$78,930

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$7,873	$—	$(1)	$7,872
Corporate bonds and commercial paper	108,957	2	(26)	108,933
Total	$116,830	$2	$(27)	$116,805

As of September 30, 2019, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 113 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of September 30, 2019 through their respective maturity dates. At September 30, 2019, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of September 30, 2019, a total of 13 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at September 30, 2019.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

September 30, 2019	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$3,199	$(1)
Corporate bonds and commercial paper	18,762	(2)
Total	$21,961	$(3)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$26,915	$—	$—	$26,915
U.S. treasury bills	—	8,045	—	8,045
Government-sponsored enterprise securities	—	15,165	—	15,165
Corporate bonds and commercial paper	—	55,720	—	55,720
Total	$26,915	$78,930	$—	$105,845

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$9,106	$—	$—	$9,106
Government-sponsored enterprise securities	—	7,872	—	7,872
Corporate bonds and commercial paper	—	108,933	—	108,933
Total	$9,106	$116,805	$—	$125,911

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $15.1 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

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

As a result of the adoption of Topic 842 on January 1, 2019, we recognized $32.8 million in operating right-of-use asset and $33.2 million in lease liability, and derecognized $399,000 of deferred rent in the balance sheet at adoption date.  These were calculated using the present value of our remaining lease payments using an estimated incremental borrowing rate of 9%, which represented the weighted average discount rate for our lease. There was no cumulative-effect adjustment on our accumulated deficit as of January 1, 2019. As of September 30, 2019, we had operating lease right-of-use asset of $27.6 million and lease liability of $28.4 million in the balance sheet. The weighted average remaining term of our lease as of September 30, 2019 was 3.33 years.

For the three and nine months ended September 30, 2019, the components of our operating lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Fixed operating lease expense	$1,340	$3,908
Variable operating lease expense	242	620
Total operating lease expense	$1,582	$4,528

Supplemental information related to the Company’s operating lease for the three and nine months ended September 30, 2019 were as follow (in thousands):

Cash payments included in the measurement of operating lease liabilities	$2,338	$6,984
Right-of-use asset obtained in exchange for operating lease obligations	—	—

The following table presents the future lease payments of our operating lease liabilities as of September 30, 2019 (in thousands):

Remainder of 2019	$2,338
2020	9,694
2021	10,082
2022	10,485
2023	877
Total operating lease payments	33,476
Less: imputed interest	(5,042)
Total operating lease liabilities	$28,434

At the time of adoption, we did not have any additional significant lease that had not yet commenced.

For the three and nine months ended September 30, 2019, we have the following operating sublease information (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Fixed sublease expense	$1,096	$3,286
Variable sublease expense	210	618
Sublease income	(1,306)	(3,904)
Net	$—	$—

The following table presents the future lease payments we expect to receive under our sublease as of September 30, 2019 (in thousands):

Remainder of 2019	$1,051
2020	4,360
2021	4,534
2022	4,716
2023	394
Total operating lease liabilities	$15,055

13.Debt

On September 27, 2019, we entered into a Credit and Security Agreement (Credit Agreement), dated as of September 27, 2019 (the Closing Date) with MidCap Financial Trust (MidCap). The Credit Agreement provides for a $60.0 million term loan credit facility with the following tranches: (i) on the Closing Date, $10.0 million aggregate principal amount of term loans, (ii) until December 31, 2020, an additional $10.0 million term loan facility at our option, (iii) until March 31, 2021, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions and at our option and (iv) until March 31, 2022, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions and at our option. The obligations under the Credit Agreement are secured by a perfected security interest in all of our assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Credit Agreement.

The outstanding principal balance of the loan bears interest at an annual rate of one-month LIBOR plus 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears. Commencing on October 1, 2019, we initially will make interest-only payments for 24 months followed by 36 months of amortization payments. The interest-only period will be extended to 36 months and again to  48 months upon the satisfaction of certain conditions set forth in the Credit Agreement. All unpaid principal and accrued interest is due and payable no later than September 1, 2024. A final payment fee of 2.5% of principal is due on the final payment of the term loan.

We may make voluntary prepayments, in whole or in part, subject to certain prepayment premiums and additional interest payments. The Credit Agreement also contains certain provisions, such as event of default and change in control provisions, which, if triggered, would require us to make mandatory prepayments on the term loan, which are subject to certain prepayment premiums and additional interest payments.

As discussed above, at closing of the Credit Agreement, $10.0 million was funded in an initial tranche. The facility also gives us the ability to access an additional $50.0 million at our option, of which $40.0 million is subject to the achievement of certain customary conditions. The following table presents the future minimum payments we expect to make on our outstanding loan as of September 30, 2019 (in thousands):

Year Ending December 31,
2019 (remainder)	$-
2020	-
2021	556
2022	3,333
2023	3,333
2024	2,778
Principal amount (initial tranche)	$10,000

We paid certain costs and fees totaling $211,000 which were recorded as a direct deduction from the term loan on the balance sheet and are being amortized ratably as interest expense over the term of the loan, using the effective interest method. As of September 30, 2019, the unamortized issuance costs and debt discounts amounted to $211,000.

Interest expense, including amortization of the debt discount, related to the Credit Agreement was $8,000 for the three and nine months ended September 30, 2019. Accrued interest was $7,000 as of September 30, 2019. As of September 30, 2019, the outstanding balance of the loan was $9.8 million, inclusive of accrual of the final payment fees and net unamortized debt discount.

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum net revenues and $10.0 million of cash upon the draw of tranche three or tranche four. As of September 30, 2019, we were not in violation of any covenants.

14.Subsequent Events

In October 2019, we entered into exclusive commercialization license agreements with Medison Pharma to commercialize fostamatinib in all potential indications in Canada and Israel and we received an upfront payment of $5 million, which included an advanced royalty payment.

In October 2019, we announced that the Committee for Medicinal Products for Human Use (CHMP) of the EMA, has adopted a positive trend vote on the Marketing Authorization Application (MAA). The indication for the positive trend vote is for the treatment of chronic immune thrombocytopenia in adult patients who are refractory to other treatments. The CHMP intends to hold a final vote on their recommendation at their November meeting. Pending a formal positive CHMP opinion, the European Commission, which has the authority to approve medicines for use in Europe, would be expected to render their decision approximately 60 days after the opinion is received. Such an approval could enable a product launch in initial European markets in early 2020. Under our agreement with Grifols, we will receive a $20.0 million payment from Grifols upon approval from the EMA for fostamatinib in chronic ITP.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first FDA approved product is TAVALISSE® (fostamatinib disodium hexahydrate), an oral SYK inhibitor, for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. Our current clinical programs include a Phase 3 study of fostamatinib in automimmune hemolytic anemia (AIHA),  a Phase 1 study of R835, a proprietary molecule from our interleukin receptor associated kinase (IRAK) program and a Phase 1 study of R552, a proprietary molecule from our receptor interacting protein 1 (RIP1) program. In addition, we have product candidates in development with partners BerGenBio, Daiichi, Aclaris, and Astra Zeneca.

Business Updates

In April 2018, we received FDA approval of our first product TAVALISSE®, an oral SYK inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia who have had an insufficient response to a previous treatment. TAVALISSE was launched in the U.S. on May 29, 2018. For the three months ended September 30, 2019, we reported $11.7 million in net product sales of TAVALISSE.  Net product sales increased by approximately $1.5 million or 15% in the third quarter of 2019 compared to the second quarter of 2019,  which was driven, in part, by continued uptake and use of the product as an early treatment option in steroid refractory patients, as well as strong continuation of therapy among patients. With our fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions, we continue to execute on our commercial strategy to access the U.S. ITP market, which is estimated to be over $1.0 billion annually as of 2019.

Execution of our global strategy for commercialization of fostamatinib outside of the U.S. has made significant progress. Our recent commercial collaborations with Kissei and Grifols lay the groundwork for us to advance fostamatinib globally and to access the worldwide ITP market, which is estimated to be over $1.8 billion annually as of 2019. Kissei is a leading Japanese pharmaceutical company with significant development experience and a track record of commercial success in Asian markets. Grifols is one of the largest intravenous immunoglobulin (IVIG) providers globally and has established relationships with European hematologists and hematologist/oncologists, as well as a distribution infrastructure across the E.U.

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

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which includes a $20.0 million payment upon approval from the EMA for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option, during a six-month time-frame, to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  We retain the global rights to fostamatinib outside of the Kissei,  Grifols and Medison Pharma Ltd. (Medison) territories.

In May 2019, we enrolled the first patient in a pivotal Phase 3 clinical trial of fostamatinib in warm antibody autoimmune hemolytic anemia (AIHA). The clinical trial protocol calls for approximately 80 patients in a 24-week study, and we expect to report topline results in mid 2021. Results from our recent Phase 2 trial suggest that fostamatinib could potentially be an effective treatment option. Clinical trial sites for our pivotal study are open and have begun to enroll patients. For the site selection process, we are leveraging the locations and relationships from our Phase 3 trial in chronic ITP. Additionally, in January 2018, the FDA awarded Orphan Drug Designation to fostamatinib for the treatment of warm AIHA.

In September 2019, we entered into a Credit Agreement with MidCap for a $60.0 million term loan facility. At closing, $10.0 million was funded in an initial tranche. The facility also gives us the ability to access an additional $50.0 million at our option, of which $40.0 million is subject to the achievement of certain customary conditions.

In October 2019, Rigel entered into exclusive commercialization license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. We received an upfront payment of $5.0 million, which included an advanced royalty payment.

In October 2019, we announced that the CHMP of the EMA, has adopted a positive trend vote on the MAA. The indication for the positive trend vote is for the treatment of chronic immune thrombocytopenia in adult patients who are refractory to other treatments. The CHMP intends to hold a final vote on their recommendation at their November meeting. Pending a formal positive CHMP opinion, the European Commission, which has the authority to approve medicines for use in Europe, would be expected to render their decision approximately 60 days after the opinion is received. Such an approval could enable a product launch in initial European markets in early 2020. Under our agreement with Grifols, we will receive a $20.0 million payment from Grifols upon approval from the EMA for fostamatinib in chronic ITP.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities and contract payments under our collaboration agreements. In September 2019, we entered into a $60.0 million term loan credit facility with MidCap and drew down $10.0 million, and we received a $4.0 million development milestone payment from Aclaris for the achievement of a certain event in accordance with our collaboration agreement, dated August 27, 2015. In October 2019, we received a $5.0 million upfront payment from Medison under our commercialization license agreement. Our commercialization of TAVALISSE, research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of September 30, 2019, we had approximately $107.5 million in cash, cash equivalents and short-term investments.  We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including our ongoing commercialization of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-Q filing date.

Our revenues have consisted of product sales from TAVALISSE and milestone and other payments from sponsored research and license agreements with our corporate partners and collaborators. Our potential future revenues may include product sales from TAVALISSE, and payments from our current partners and from new partners with whom we enter into agreements with in the future, if any, the timing and amount of which is unknown at this time.

Change in Management

In October 2019, we announced the appointment of Wolfgang Dummer as our new executive vice president and chief medical officer. Dr. Dummer has more than 20 years of clinical and drug development experience at world class institutions, as well as an extensive academic history. Most recently, he served as Chief Medical Officer at Aridis Pharmaceuticals, Inc. where he was responsible for overseeing all aspects of drug development in the field of antimicrobial immunotherapy. Prior to that, he served as Vice President of Clinical Development at BioMarin Pharmaceutical Inc. where he led the development of a deep rare disease pipeline, including the company's leading marketed product, Vimizim (elosulfase alpha). Prior to Biomarin, Dr. Dummer served for 11 years in capacities of increasing importance in Clinical Research and Development at Genentech, Inc. (now part of Roche), overseeing numerous programs, including Rituximab. Dr. Dummer is a board-certified clinical dermatologist and allergist/immunologist. Over the course of his career, he has published more than 50 peer reviewed journal articles and has more than 40 abstracts, presentations, and book contributions.

Our Product Portfolio

The following table summarizes our portfolio:

Product in Commercial Launch

TAVALISSE in ITP

Disease background.  Chronic ITP affects an estimated 68,300 adult patients in the U.S. In patients with ITP, the immune system attacks and destroys the body’s own blood platelets, which play an active role in blood clotting and healing. ITP patients can suffer extraordinary bruising, bleeding and fatigue as a result of low platelet counts. Current therapies for ITP include steroids, platelet production boosters that imitate thrombopoietin (TPOs) and splenectomy.

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

In October 2019, we announced that the CHMP of the EMA, has adopted a positive trend vote on the MAA The indication for the positive trend vote is for the treatment of chronic immune thrombocytopenia in adult patients who are refractory to other treatments. The CHMP intends to hold a final vote on their recommendation at their November meeting. Pending a formal positive CHMP opinion, the European Commission, which has the authority to approve medicines for use in Europe, would be expected to render their decision approximately 60 days after the opinion is received. This could enable a product launch in initial European markets in early 2020.

Commercial launch activities, including sales and marketing

A significant portion of our operating expenses in the three and nine months ended September 30, 2019 were related to our commercial launch activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on targeting hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients.

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

Currently, corticosteroids remain the most common first line therapy for ITP, occasionally in conjunction with intravenous immuglobulin (IVIg) or anti-Rh(D) to help further augment platelet count recovery, particularly in emergency situations. However, it has been estimated that frontline agents lead to durable remissions in only a small percentage of newly-diagnosed adults with ITP. Moreover, concerns with steroid-related side effects often restrict therapy to approximately four weeks. As such, many patients progress to persistent or chronic ITP, requiring other forms of therapeutic intervention. In long-term treatment of chronic ITP, patients are often cycled through several therapies over time in order to maintain a sufficient response to the disease.

Other approaches to treat ITP are varied in their mechanism of action, and there is no consensus about the sequence of their use, according to the most recent ITP guideline from the American Society of Hematology. Options include splenectomy, TPO receptor agonists (TPO-RAs) and various immunosuppressants (such as rituximab). The response rate criteria of the above-mentioned options vary, precluding a comparison of response rates for individual therapies.

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

Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million, which includes a $17.5 million payment for EMA approval of fostamatinib for the first indication, currently anticipated to be for the treatment of chronic ITP, and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in Europe and Turkey. In return, Grifols receives exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option, during a six-month time-frame, to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  We retain the global rights to fostamatinib outside of the Kissei,  Grifols and Medison territories.

On October 18, 2019, we announced that the CHMP of the EMA, has adopted a positive trend vote on the MAA. The indication for the positive trend vote is for the treatment of chronic immune thrombocytopenia in adult patients who are refractory to other treatments. The CHMP intends to hold a final vote on their recommendation at their November meeting. Pending a formal positive CHMP opinion, the European Commission, which has the authority to approve medicines for use in Europe, would be expected to render their decision approximately 60 days after the opinion is received. This could enable a product launch in initial European markets in early 2020.

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

Under the terms of the agreement, we received an upfront cash payment of $33.0 million, with the potential for an additional $147.0 million in development and commercial milestone payments, and will receive product transfer price payments in the mid to upper twenty percent range based on tiered net sales for the exclusive supply of fostamatinib. We granted Kissei exclusive rights to fostamatinib in ITP and all future indications in Japan, China, Taiwan, and the Republic of Korea, and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities.  We retain the global rights outside of the Kissei and Grifols territories.

Kissei will initially seek local country approval for fostamatinib in ITP and is conducting a Phase 3 clinical study as required by Japan's Pharmaceuticals and Medical Devices Agency. Japan has the third highest prevalence of chronic ITP in the world behind the U.S. and EU.

Fostamatinib in Canada/Israel

In October 2019, we entered into exclusive commercialization license agreements with Medison Pharma to commercialize fostamatinib in all potential indications in Canada and Israel and we received an upfront payment of $5 million, which included an advanced royalty payment.

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

We have begun enrolling patients in our Phase 3 trial for the treatment of warm AIHA also known as Fostamatinib Research in Warm Antibody AIHA Disease (FORWARD). This is a placebo-controlled study of approximately 80 patients with primary or secondary warm AIHA who have failed at least one prior treatment. The primary endpoint will be a durable hemoglobin response by week 24, defined as Hgb > 10 g/dL and > 2 g/dL greater than baseline and durability response, with the response not being attributed to rescue therapy. The study is currently enrolling patients and we expect topline results in mid-2021.

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

We initiated a Phase 1 study to assess safety, tolerability, pharmacokinetics and pharmacodynamics of R835 in healthy subjects in the second quarter of 2018. The Phase 1 study was a randomized, placebo-controlled, double-blind trial in 91 healthy subjects, ages 18 to 55. The study was designed to assess the tolerability and safety of R835 in both single ascending and multiple ascending doses. We completed a Phase 1 clinical trial of IRAK 1/4 inhibitor, R835, which showed inhibition of cytokine production in a proof-of-mechanism study done in-humans, and also showed tolerability and a good PK profile, supporting continued development of the molecule.

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

AZ-D0449 – AZ

AstraZeneca AB (AZ) is currently conducting a Phase 1 study in healthy volunteers and patients with mild asthma to investigate the safety, anti-inflammatory effect of inhaled AZ-D0449. The study, which follows the single and multiple ascending doses, is currently recruiting patients.

Research/Preclinical Programs

We are conducting proprietary research in the broad disease areas of inflammation/immunology, immuno-oncology and cancers. Within each disease area, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

Commercialization and Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of September 30, 2019, we are a party to collaboration agreements with ongoing performance obligations, with Kissei for the development and commercialization of fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea, with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey and with Medison Pharma to commercialize fostamatinib in all potential indications in Canada and Israel.  As of September 30, 2019, we are also a party to collaboration agreements, but do not have ongoing performance obligations with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

License and Supply Agreement with Kissei

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

License Agreement with Grifols

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $20.0 million payment upon approval from the EMA for fostamatinib in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. In the event that, in 2021, after the second anniversary of the agreement, fostamatinib has not been approved by the EMA for the treatment of ITP in Europe, Grifols will have the option, during a six-month time-frame, to terminate the entire agreement which would terminate all their rights to ITP, AIHA, and all other indications.  In this limited circumstance, we will pay Grifols $25.0 million and regain all rights to fostamatinib in Europe and other territories.  The agreement also requires us to continue to conduct our long term open-label extension study on patients with ITP through EMA approval of ITP in Europe as well as conduct the Phase 3 trial in AIHA in the U.S. In connection with the agreement, we are under negotiation for a supply agreement with Grifols pursuant to which we will provide commercial inventory products in the future to Grifols for use under the license agreement.

Other license agreements

In September 2019, we received a $4.0 million development milestone payment from Aclaris for the achievement of a certain event in accordance with the Rigel and Aclaris License and Collaboration Agreement dated August 27, 2015. In September 2019, we also earned $3.8 million in a  commercial launch milestone payment from Impact Biomedicines, Inc., which was subsequently acquired by Celgene. All deliverables under the agreement had been previously delivered, as such, the above payments of $4.0 million from Aclaris and $3.8 million from Celgene, triggered by the above events were recognized as revenue during the three and nine months ended September 30, 2019.

Results of Operations

Three and Nine Months Ended September 30, 2019 and 2018

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2019	2018	Change	2019	2018	Change
		(in thousands)			(in thousands)
Product sales, net	$11,716	$4,865	$6,851	$29,943	$6,652	$23,291
Contract revenues from collaborations	9,141	—	9,141	13,945	—	13,945
Total revenues	$20,857	$4,865	$15,992	$43,888	$6,652	$37,236

The following table summarizes revenues from each of our customers and collaboration partners who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
ASD Healthcare and Oncology Supply	28%	58%	34%	53%
McKesson Specialty Care Distribution Corporation	22%	33%	27%	38%
Aclaris	19%	—	9%	—
Celgene	18%	—	9%	—
Grifols	0%	—	11%	—

Product sales during the three and nine months ended September 30, 2019 and September 30, 2018 related to sales of TAVALISSE in the U.S. and represent increasing sales volume since we launched in May 2018. For the three and nine months ended September 30, 2019, the increase in product sales was mainly due to TAVALISSE sales volume increase of 109% and 309%, respectively, compared to the same periods in 2018.  TAVALISSE has been prescribed across all lines of therapy in steroid refractory patients in ITP. It has been utilized by an increasing broad base of prescribers and community physicians,  with growing early line use and continued strong refill rates.

We recognize product sales, net of discounts and allowances, that are described in “Note 3” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We recognized contract revenues of $9.1 million and $13.9 million during the three and nine months ended September 30, 2019, respectively, primarily related to the license and milestone revenues from our collaboration agreements with Aclaris and Celgene,  as well as portions of the upfront fees from our collaboration agreements with Grifols and Kissei recognized as revenue from licenses and upon our performance of certain research and development services and supply of fostamatinib. There were no contract revenues from collaborations during the three and nine months ended September 30, 2018.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time. As of September 30, 2019, we had deferred revenues of $26.8 million which we will recognize as revenue upon satisfaction of our remaining performance obligations under our collaboration agreements with Grifols and Kissei.

Cost of Product Sales

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2019	2018	Change	2019	2018	Change
		(in thousands)			(in thousands)
Cost of product sales	$310	$69	$241	$728	$99	$629

We recognized $310,000 and $728,000 in cost of product sales during the three and nine months ended September 30, 2019 related to our product, TAVALISSE. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of product sales during the three and nine months ended September 30, 2019. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical product that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2019	2018	Change	2019	2018	Change
		(in thousands)			(in thousands)
Research and development expense	$14,463	$11,097	$3,366	$38,638	$33,136	$5,502
Stock-based compensation expense included in research and development expense	$487	$801	$(314)	$2,185	$1,734	$451

The increase in research and development expense for the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to the $3.7 million ramp up in research and development cost for our on-going Phase 3 study in warm AIHA and the Phase 1 study of our RIP1 inhibitor program,  and various other third party costs of $300,000 partially offset by a decrease of $732,000 in research and development costs as we wind down our Phase 3 open-label extension study in ITP.

The increase in research and development expense for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to the increases of $6.7 million in research and development cost for our on-going Phase 3 study in warm AIHA and the Phase 1 study of our RIP1 inhibitor program, as well as the related outside services and consultants of $1.3 million, stock-based compensation expense of $451,000 and allocated facility costs of $533,000, partially offset by a $3.3 million decrease in research and development costs as we wind down our Phase 3 open-label extension study in ITP and our Phase 1 study in our IRAK inhibitor program and $135,000 in various other third party expenses.

We expect our research and development expense in the remainder of 2019 will increase compared to the amount reported in the previous quarters of 2019 as we continue to ramp up our activities in our Phase 3 warm AIHA study and RIP1 study.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		From January 1, 2007*
	2019	2018	2019	2018	to September 30, 2019

Categories:
Research	$2,407	$2,562	$7,652	$7,500	$244,319
Development	10,073	6,279	24,236	19,869	395,098
Other	1,983	2,256	6,750	5,767	244,986
	$14,463	$11,097	$38,638	$33,136	$884,403

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.5 million for each of the three months ended September 30, 2019 and 2018, and allocated stock-based compensation expense of approximately $487,000 and $800,000 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, allocated facilities costs were approximately $4.6 million and $4.0 million, respectively, and allocated stock-based compensation expense were approximately $2.1 million and $1.7 million, respectively.

For the three and nine months ended September 30, 2019 and 2018, a major portion of our total research and development expense was associated with our AIHA, ITP, RIP1, and IRAK programs, salaries of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2019	2018	Change	2019	2018	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$18,121	$18,069	$52	$56,276	$48,632	$7,644
Stock-based compensation expense included in selling, general and administrative expense	$1,611	$2,194	$(583)	$5,519	$3,913	$1,606

Selling, general and administrative expense for the three months ended September 30, 2019, compared to the same period in 2018, was relatively flat.

The increase in selling, general and administrative expense for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to costs related to our customer-facing team of $10.2 million, which includes third-party costs related to our ongoing commercialization of TAVALISSE in chronic ITP of $2.7 million, as well as stock-based compensation expense of $1.6 million,  partially offset by a  $2.4 million reduction in legal costs and $200,000 of various third-party costs.

We expect our selling, general and administrative expense to increase for the remainder of 2019 as we continue our commercial launch of TAVALISSE, and program expansion compared to the amount reported in the earlier part of 2019.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2019	2018	Change	2019	2018	Change
		(in thousands)			(in thousands)
Interest income	$555	$604	$(49)	$2,068	$1,507	$561

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the three months ended September 30, 2019 as compared to the same period in 2018 and increase in interest income for the nine months ended September 30, 2019, as compared to the same period in 2018 were primarily due to the fluctuations on yield on our investments, as well as our average cash and investment balances.

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

Liquidity and Capital Resources

Cash Requirements

Since inception, we have financed our operations primarily through the sale of equity securities and contract payments under our collaboration agreements. Recently, we have entered into a $60.0 million credit facility with MidCap. In September 2019, we received a $4.0 million development milestone payment from Aclaris for the achievement of a certain event in accordance with our collaboration agreement dated August 27, 2015. In October 2019, we received a $5.0 million upfront payment from Medison under our commercialization license agreement. Our commercialization of TAVALISSE, research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital.

As of September 30, 2019, we had approximately $107.5 million in cash, cash equivalents and short‑term investments, as compared to approximately $128.5 million as of December 31, 2018, a decrease of approximately $21.0 million. The decrease was primarily attributable to payments associated with funding our operating expenses during the nine months ended September 30, 2019, partially offset by collaboration revenue payment of $4.0 million from Aclaris, $10.0 million proceeds from our credit facility with MidCap and the proceeds from sale of TAVALISSE.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the nine months ended September 30, 2019, we received approximately $3.9 million of sublease income and reimbursements. We expect to receive approximately $15.1 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

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

•	our ability to successfully obtain authorization from the European Commission on our MAA for fostamatinib in ITP in Europe;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	our ability to draw additional funds from our credit facility with MidCap;

•	our ability to enter partnering opportunities across our pipeline;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

For the nine months ended September 30, 2019 and 2018, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,861)	$(70,470)
Investing activities	(16,039)	22,871
Financing activities	10,671	70,795
Net (decrease) increase in cash and cash equivalents	$(37,229)	$23,196

Net cash used in operating activities was approximately $31.9 million for the nine months ended September 30, 2019, compared to approximately $70.5 million for the nine months ended September 30, 2018. Net cash used in operating activities for the nine months ended September 30, 2019 was related to our research and development programs and our ongoing commercialization of TAVALISSE, partially offset by the $30.0 million upfront fee received from Grifols,  proceeds from sale of TAVALISSE and $4.0 million collaboration revenue from Aclaris. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily due to the cash payments related to our research and development programs and commercial launch preparation costs partially offset by proceeds from sale of TAVALISSE. The timing of cash requirements may vary from period to period depending on our ongoing commercial activities related to TAVALISSE (fostamatinib), timing of collaboration revenues, our ability to access additional funds from our credit facility with MidCap,  our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash used in investing activities was approximately $16.0 million for the nine months ended September 30, 2019, compared to net cash provided by investing activities of approximately $22.9 million for the nine months ended September 30, 2018.  Net cash used in investing activities during the nine months ended September 30, 2019 related to net purchases of short-term investments and capital expenditures. Net cash provided by investing activities during the nine months ended September 30, 2018 related to net maturities of short-term investments, partially offset by capital expenditures.  Capital expenditures were approximately $844,000 for the nine months ended September 30, 2019, compared to approximately $1.0 million for the same period in 2018.

Net cash provided by financing activities was approximately $10.7 million for the nine months ended September 30, 2019, compared to approximately $70.8 million for the nine months ended September 30, 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 related to the funding of the first tranche of our term loan and cash proceeds received from the sale and issuance of common stock and exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of net proceeds of $67.2 million from issuance of common stock pursuant to the underwritten public offering and $3.7 million proceeds from exercise of stock options and participation in our Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

Contractual Obligations

We conduct our commercial activities and research and development programs internally and through third parties that include, among others, arrangements with collaboration partners, vendors, consultants, contract research organizations (CRO) and universities. We have contractual arrangements with these parties, however our contracts with them are cancelable generally on reasonable notice within one year and our obligations under these contracts are primarily based on services performed. We do not have any purchase commitments under any collaboration arrangements.

We have agreements with certain clinical research organizations to conduct our clinical trials and with third parties relative to our commercialization of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of September 30, 2019,  we do not have material contractual commitments with respect to the arrangements discussed above,  but we had the following contractual commitments related to our facilities lease and credit facility:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$33,477	$9,601	$20,370	$3,506	$—
Credit facility with MidCap (2)	13,136	727	4,602	7,807	—
Total	$46,613	$10,328	$24,972	$11,313	$—

(1)

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $15.1 million which we expect to receive over the term of the sublease through January 2023.

(2)

In September 2019, we entered into a Credit Agreement with MidCap. We received funding for the first tranche of $10.0 million. Under the agreement, we are obligated to make interest payments at an annual rate of one-month LIBOR plus 5.65% for the first 24 months and the interest plus principal amortization for the next 36 months. We will be obligated to pay administrative fees annually and a final fee upon final payment.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have recently increased, and will continue to increase, the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of September 30, 2019, we had approximately 157 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of TAVALISSE and our other product candidates.

Our future financial performance and our ability to commercialize TAVALISSE and our other product candidates that may receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we continue to commercialize TAVALISSE, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:

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

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and for the commercial launch of TAVALISSE. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. In September 2019, we entered into a $60.0 million term loan credit facility with MidCap pursuant to a Credit and Security Agreement (Credit Agreement). At closing, $10.0 million was funded to us in an initial tranche. The facility also gives us the ability to access an additional $50.0 million, of which $40.0 million is subject to the achievement of certain customary conditions. In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent ITP, AIHA, and IgAN in Europe and Turkey, in which we received an upfront payment of $30.0 million. However, if by the second anniversary of the effective date of the agreement, the EMA has not approved the MAA for fostamatinib for ITP, Grifols will have the right to terminate such agreement in its entirety within six 6 months after such second anniversary by providing us with at 60 days’ written notice, and in such event only, we are required to refund to Grifols $25.0 million of the upfront payment. In October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea in which we will receive an upfront cash payment of $33.0 million. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-Q  filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, including through an “at-the-market” equity offering program. Our credit facility with MidCap involve certain covenants and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

We have new indebtedness in the form of term loan pursuant to the Credit Agreement with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility. If we are unable to satisfy certain conditions of the Credit Agreement, we will unable to draw down the remainder of the facility.*

In September 2019, we entered into the Credit Agreement with MidCap. The Credit Agreement provides for a $60 million term loan credit facility with four tranches. At closing, $10.0 million was funded to us in an initial tranche. The Credit Agreement also gives us the ability to access an additional $50.0 million, of which $40.0 million is subject to the achievement of certain customary conditions.

Under the Credit Agreement  we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans.  The Credit Agreement also contains a number of other affirmative and restrictive covenants. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

Our indebtedness may have other adverse effects, such as:

•	our vulnerability to adverse general economic conditions and heightened competitive pressures;
•	dedication of a portion of our cash flow from operations to interest payments, limiting the availability of cash for other operational purposes;
•	limited flexibility in planning for, or reacting to, changes in our business and industry; and
•	our inability to obtain additional financing in the future.

Our Credit Agreement with MidCap contains a mandatory prepayment provision that gives the Agent the right to demand payment of the outstanding principal and additional interest and fees in the event of default. We may not have enough available cash or be able to obtain financing at the time we are required to repay the term loan with additional interest and fees prior to maturity.

At closing, $10.0 million was funded to us in an initial tranche. The Credit Agreement also gives us the ability to access an additional $50.0 million at our option, of which $40.0 million may be drawn in 2 tranches subject to the achievement of certain customary conditions. If we are unable to satisfy these or other required conditions, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

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

We currently do not have the manufacturing capabilities or experience necessary to produce TAVALISSE or any product candidates for clinical trials, including fostamatinib in AIHA, our IRAK inhibitor program and our RIP1 inhibitor program. We currently use one manufacturer of fostamatinib. We do not currently have, nor do we plan to acquire the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products.  Our ability to develop our product candidates, and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the APIs and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.

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

Outside the United States, our ability, or that of our collaborative partners, to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks and costs associated with FDA approval described above and may also include additional risks and costs, such as the risk that such foreign regulatory authorities, which often have different regulatory and clinical trial requirements, interpretations and guidance from the FDA, may require additional clinical trials or results for approval of a product candidate, any of which could result in delays, significant additional costs or failure to obtain such regulatory approval. For example, on October 18, 2019, we announced that the CHMP of the EMA, has adopted a positive trend vote on the MAA. The indication for the positive trend vote is for the treatment of chronic immune thrombocytopenia in adult patients who are refractory to other treatments. The CHMP intends to hold a final vote on their recommendation at their November meeting. Pending a formal positive CHMP opinion, the European Commission, which has the authority to approve medicines for use in Europe, would be expected to render their decision approximately 60 days after the opinion is received. There can be no assurance that we will obtain approval on our MAA for fostamatinib in ITP in Europe. Also, there can be no assurance that we or our collaborative partners will not have to provide additional information or analysis, or conduct additional clinical trials, before receiving approval to market product candidates.

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

Our future funding requirements will depend on many uncertain factors.

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

•	the costs to commercialize fostamatinib for the treatment of ITP in the United States, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	our ability to successfully obtain authorization from the European Commission on our MAA for fostamatinib in ITP in Europe;

•	the progress and success of our Phase 3 trial in warm AIHA, other clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

We incurred a loss from operations of approximately $51.7 million during the nine months ended September 30, 2019. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and recently our significant expenses related to the costs of our ongoing commercial launch of TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of September 30, 2019, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

As of September 30, 2019, we had 46 pending patent applications and 360 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

The comprehensive tax reform bill could adversely affect our business and financial condition.

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

The Tax Act could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2018 and September 30, 2019, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the FASB and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect.

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations with Grifols, Kissei, Medison, Aclaris, Celgene, BMS, AZ, BerGenBio, Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma A.G., Daiichi, Merck & Co., Inc., Merck Serono and Pfizer. Under many agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until sometime well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	our ability to continue to sell TAVALISSE in the United States;

•	our ability to enter into partnering opportunities across our pipeline;

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	selling by large stockholders;

•	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	litigation or arbitration;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.1¥#	Credit and Security Agreement, dated as of September 27, 2019, by and between the Registrant and MidCap Financial Trust.

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#Filed herewith

¥Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 18, 2018, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2019

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2019