Form 10-K
period 2019-12-31
RIGEL PHARMACEUTICALS INC
filed 2020-02-27
CIK 1034842

rkr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0‑29889

RIGEL PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94‑3248524 (IRS Employer Identification No.)
1180 Veterans Blvd. South San Francisco, California (Address of principal executive offices)	94080 (Zip Code)

(650) 624‑1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $.001 per share	RIGL	The Nasdaq Stock Market LLC

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

The approximate aggregate market value of the Common Stock held by non‑affiliates of the registrant, based upon the closing price of the registrant’s Common Stock as reported on the Nasdaq Stock Market on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $437,415,634. Shares of the registrant’s outstanding Common Stock held by each executive officer, director and affiliates of the registrant’s outstanding Common Stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 20, 2020, there were 168,569,525 shares of the registrant’s Common Stock outstanding.

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

PART I

Item 1.  Business

Overview

Rigel Pharmaceuticals, Inc., is a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first U.S. Food and Drug Administration (FDA) approved product is TAVALISSE® (fostamatinib disodium hexahydrate), the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The marketing authorization application (MAA) for fostamatinib has been approved by the European Commission (EC) in Europe for the treatment of chronic ITP in adult patients who are refractory to other treatments, and will be marketed in Europe under the name TAVLESSE® (fostamatinib). Our clinical programs include a Phase 3 study of fostamatinib in warm autoimmune hemolytic anemia (AIHA); a recently completed Phase 1 study of R835, a proprietary molecule from our interleukin receptor associated kinase (IRAK 1/4) inhibitor program; and an ongoing Phase 1 study of R552, a proprietary molecule from our receptor-interacting protein kinase (RIP1) inhibitor program. In addition, we have product candidates in clinical development with partners BerGenBio ASA (BerGenBio), Daiichi Sankyo (Daiichi), Aclaris Therapeutics (Aclaris), and AstraZeneca AB (AZ).

Business Update

TAVALISSE in ITP

We launched our first commercial product, TAVALISSE, in the United States (U.S.) in May 2018 after receipt of FDA approval in April 2018 for the treatment of chronic ITP in adult patients who have had an insufficient response to a previous treatment. We reported net product sales of $43.8 million for the year ended December 31, 2019. With our fully integrated commercial team consisting of sales, marketing, market access, and commercial operations, we continue to execute on our commercial strategy to access the U.S. ITP market, which is estimated to be over $1.1 billion annually as of 2019.

In January 2019, we entered into an exclusive commercialization license agreement with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgA nephropathy (IgAN), in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $20.0 million payment received in the first quarter of 2020 upon approval from the EC of fostamatinib in chronic ITP. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales, which may reach 30% of net sales. In December 2019, we entered into a Drug Product Purchase Agreement with Grifols wherein we agreed to supply and sell to Grifols at 30% mark up the drug product requested under an anticipated first and only purchase order until Grifols enters into a supply agreement directly with a third-party drug product manufacturer.

In January 2020, the EC granted our MAA in Europe for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With EC approval, in February 2020 we received a payment of $20.0 million, which includes a $17.5 million payment for European Medicines Agency (EMA) approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment based on the terms of our collaboration agreement with Grifols. Based on Grifols’ public statements, we expect TAVLESSE® (fostamatinib), the branded name for fostamatinib in Europe, to launch in the second quarter of 2020. With this launch, we expect to start generating incremental revenue from sales of fostamatinib in Europe and Turkey in the form of royalty payments, after the full credit of the $2.5 million creditable advance royalty payment. Europe is estimated to comprise approximately half of the ex-U.S. ITP market estimated to be over $800.0 million.

In October 2018, we entered into an exclusive license and supply agreement with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Under the agreement, we received an upfront payment of $33.0 million with the potential for up to $147 million in development, regulatory and commercial milestone payments. We will also receive product transfer price payments in the mid to upper twenty percent range based on tiered net sales for the exclusive supply of fostamatinib to Kissei. In September 2019, Kissei, initiated a Phase 3 trial in Japan of fostamatinib in adult patients with chronic ITP. The efficacy and safety of orally administered fostamatinib will be assessed by comparing it with placebo in a randomized, double-blind study.

In October 2019, we entered into two exclusive license agreements with Medison Pharma Ltd. and Medison Pharma Trading AG (Medison) to commercialize fostamatinib in all potential indications in Canada and Israel. Under the terms of the agreements, we received an upfront payment of $5.0 million with the potential for approximately $35.0 million in regulatory and commercial milestones. In addition, we will receive royalty payments beginning at 30% of net sales.

In December 2019, we presented data at the 61st American Society of Hematology (ASH) Annual Meeting & Exposition held in Orlando, Florida, which included the post-hoc data analysis we conducted from a Phase 3 clinical program of TAVALISSE in adult patients with ITP. In this analysis, 32 patients received fostamatinib as a second-line therapy, and 78% (25/32) achieved ≥1 platelet count of ≥50,000/µL (without rescue therapy).

Fostamatinib in AIHA

In March 2019, we initiated our Fostamatinib Research in Warm AIHA Disease (FORWARD), the pivotal Phase 3 clinical study of TAVALISSE in warm AIHA and the first patient was enrolled in May 2019. Enrollment of the trial accelerated as planned and as of February 2020, 34 patients have been enrolled. The trial remains on track to complete enrollment in mid-2020.

In November 2019, we provided an update to previously presented data from a Phase 2 open-label study of fostamatinib in patients with warm AIHA. These updated data showed that 44% (11/25) of evaluable patients met the primary efficacy endpoint of a Hgb level >10 g/dL with an increase of ≥2 g/dL from baseline by week 24. Including one late responder at week 30, the overall response rate was 48% (12/25). Treatment-related adverse events were manageable and consistent with those previously reported with fostamatinib.

Other Clinical Stage Programs

In October 2019, we announced results from a Phase 1 clinical trial of R835, our IRAK1/4 inhibitor. The Phase 1 trial in healthy volunteers showed positive tolerability and pharmacokinetic (PK) data, as well as established proof-of-mechanism by demonstrating the inhibition of inflammatory cytokine production in response to a lipopolysaccharide (LPS) challenge. In addition, we announced that we initiated a Phase 1 trial in healthy volunteers with our RIP1 inhibitor, R552. Initial data from our ongoing Phase 1 suggests R552 has an attractive PK and safety profile with a half-life of approximately 15 hours. In earlier preclinical studies, the molecule was shown to prevent joint and skin inflammation in a RIP1 kinase-mediated murine model.

Other Business Updates

In September 2019, we entered into a $60.0 million term loan credit facility with MidCap Financial (MidCap). At closing, $10.0 million was funded to us in an initial tranche. The credit facility also gives us the ability to access an additional $50.0 million, of which $40.0 million is subject to the achievement of certain customary conditions. We also received a $4.0 million development milestone payment from Aclaris for the achievement of a certain event in accordance with the license and collaboration agreement with Aclaris and earned a $1.5 million fee relative to the first amendment to such license and collaboration agreement in October 2019.

Changes in Management

In October 2019, we announced the appointment of Wolfgang Dummer, MD, PhD as our new executive vice president and chief medical officer to replace Anne-Marie Duliege who resigned effective in August 2019. Dr. Dummer has more than 20 years of clinical and drug development experience at world class institutions, as well as an extensive academic history.

In December 2019, Eldon C. Mayer, III resigned from his position as the Company’s Chief Commercial Officer.  Our senior commercial leadership team, all of whom have been with the Company since prior to the launch of TAVALISSE and have played significant roles in establishing the current commercial infrastructure, will report directly to Raul R. Rodriguez, our Chief Executive Officer, during this interim period. We have commenced a search for a new chief commercial officer focusing on an experienced leader with a track record of driving market share growth and managing a product in multiple indications.

Strategy

Our goal is to establish ourselves as a successful commercial stage biopharmaceutical company with significant research capabilities. We aim to expand our commercial business in the U.S. on our own and globally through partnerships, and continue our research and development of novel small molecule drugs that significantly improve the lives of patients with immune and hematological disorders, cancer and rare diseases through our innovative drug discovery platform. We continue to build and maintain a strong commercial team in the U.S. to enable us to execute successfully on our commercialization strategy for TAVALISSE in chronic ITP. We entered into partnerships for the expansion of fostamatinib into Europe, Asia, Turkey, Canada, and Israel, and will be concentrating on the further development of the utility of fostamatinib in other indications on our own or through our partners. We also aim to expand our development pipeline on our own and/or with partnerships with pharmaceuticals and biotechnology companies to further develop and market our additional product candidates.

In particular, there are four key elements that we believe are value drivers, which we plan to continue to execute on:

•	growing sales of TAVALISSE in the estimated over $1.1 billion U.S. ITP market;

•	capturing value in the estimated over $800.0 million ex-U.S. ITP market through partnerships in Europe, Asia, Canada, and Israel as well as future collaborations in additional geographies;

•	completing the Phase 3 pivotal trial of TAVALISSE in warm AIHA and potentially becoming the first FDA-approved product in this indication; and

•

further expanding our development pipeline on our own and/or with a collaboration partner which includes programs with a focus on the inhibition of signaling pathways critical to immune-mediated diseases and other disease areas.

Our Product Portfolio

The following table summarizes our portfolio:

Product in Commercial Launch

TAVALISSE in ITP

Disease background.  Chronic ITP affects an estimated 83,000 adult patients in the U.S. In patients with ITP, the immune system attacks and destroys the body’s own blood platelets, which play an active role in blood clotting and healing. ITP patients can suffer extraordinary bruising, bleeding and fatigue as a result of low platelet counts. Current therapies for ITP include steroids, blood platelet production boosters that imitate thrombopoietin (TPOs) and splenectomy.

Orally-available fostamatinib program.  Taken in tablet form, fostamatinib blocks the activation of SYK inside immune cells. ITP is typically characterized by the body producing antibodies that attach to healthy platelets in the blood stream. Immune cells recognize these antibodies and affix to them, which activates the SYK enzyme inside the immune cell, and triggers the destruction of the antibody and the attached platelet. When SYK is inhibited by fostamatinib, it interrupts this immune cell function and allows the platelets to escape destruction. The results of our Phase 2 clinical trial, in which fostamatinib was orally administered to 16 adults with chronic ITP, published in Blood, showed that fostamatinib significantly increased the platelet counts of certain ITP patients, including those who had failed other currently available agents.

Our Fostamatinib for Immune Thrombocytopenia (FIT) Phase 3 clinical program had a total of 150 ITP patients which were randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients were diagnosed with persistent or chronic ITP, and had blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects received fostamatinib orally at 100 mg twice daily bid and the other third received placebo on the same schedule. Subjects were expected to remain on treatment for up to 24 weeks. At week four of treatment, subjects who failed to meet certain platelet counts and met certain tolerability thresholds could have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program was a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation for fostamatinib for the treatment of ITP. In February 2020, Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labour and Welfare for R788 (fostamatinib) in chronic idiopathic thrombocytopenic purpura.

In August 2016, we announced the results of the first FIT study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control (p=0.0261). In October 2016, we announced the results of the second FIT study, reporting that the response rate was 18%, consistent with the first study.  However, one patient in the placebo group (4%) achieved a stable platelet response, therefore the difference between those on treatment and those on placebo did not reach statistical significance (p=0.152) and the study did not meet its primary endpoint. Using the most conservative sensitivity analysis, rather than the protocol’s prespecified analysis, one more patient in the second study is considered a non-responder, resulting in 8 of 50 (16%) responders on fostamatinib (p = 0.256 vs. placebo). When the data from both studies are combined, however, this difference is statistically significant (p=0.007).

Patients from the FIT studies were given the option to enroll in a long-term open-label extension study and receive treatment with fostamatinib, also a Phase 3 trial. A total of 123 patients enrolled in this study. All the patients who responded to fostamatinib in the FIT studies and enrolled in the long-term open-label extension study maintained a median platelet count of 106,500/uL at a median of 16 months. In addition, there were 44 placebo non-responders that enrolled in the long-term open-label extension study, 41 of which patients had at least 12 weeks of follow-up.  Of those, 9 patients (22%) have achieved a prospectively defined stable platelet response, which is statistically significant (p=0.0078) and similar to the response rate fostamatinib achieved in the parent studies.

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

TAVALISSE was approved by the FDA in April 2018 for the treatment of ITP in adult patients who have had an insufficient response to a previous treatment, and successfully launched in the U.S. in May 2018. In January 2020, the EC granted our MAA in Europe for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments.

Commercial launch activities, including sales and marketing

A significant portion of our business operations  was related to our commercial launch activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on targeting hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients.

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

Other approaches to treat ITP are varied in their mechanism of action, and there is no consensus about the sequence of their use. Options include splenectomy, thrombopoietin receptor agonists (TPO-RAs) and various immunosuppressants (such as rituximab). The response rate criteria of the above-mentioned options vary, precluding a comparison of response rates for individual therapies. According to the most recent ITP guideline from the ASH, there was a lack of evidence to support strong recommendations for various management approaches. In general, strategies that avoided medication side effects were favored. A large focus was placed on shared decision-making especially with regard to second-line therapy.

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

We are responsible for performing and funding certain development activities for fostamatinib for ITP and AIHA in Europe and Turkey and Grifols is responsible for all other development activities for fostamatinib in such territory. We remain responsible for the manufacture and supply of fostamatinib for all development and commercialization activities under the agreement. In December 2019, we entered into a Drug Product Purchase Agreement with Grifols wherein we agreed to supply and sell to Grifols at 30% mark up the drug product requested under an anticipated first and only purchase order until Grifols enters into a supply agreement directly with a third-party drug product manufacturer.

Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million, which included a $20 million payment received in the first quarter of 2020, comprised of a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in Europe and Turkey. We retain the global rights to fostamatinib outside the Kissei, Grifols and Medison territories.

In January 2020, we received approval of our MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a $20 million payment as described above. During the regulatory review process, Grifols began preparing to launch the product in the major European markets and is now able to begin the regulatory processes for marketing in the individual countries.

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

Under the terms of the agreement, we received an upfront cash payment of $33.0 million, with the potential for an additional $147.0 million in development and commercial milestone payments, and will receive product transfer price payments in the mid to upper twenty percent range based on tiered net sales for the exclusive supply of fostamatinib. Kissei receives exclusive rights to fostamatinib in ITP and all future indications in Japan, China, Taiwan, and the Republic of Korea. Rigel retains the global rights to fostamatinib outside the Kissei, Grifols and Medison territories.

In September 2019, our collaboration partner, Kissei, has initiated a Phase 3 trial in Japan of fostamatinib in adult patients with chronic ITP. The efficacy and safety of orally administered fostamatinib will be assessed by comparing it with placebo in a randomized, double-blind study. Japan has the third highest prevalence of chronic ITP in the world behind the U.S. and EU.

Fostamatinib in Canada/Israel

In October 2019, we entered into an exclusive commercialization license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. Under the terms of the agreements, we will receive an upfront payment of $5.0 million with the potential for approximately $35.0 million in regulatory and commercial milestones. In addition, the company will receive royalty payments beginning at 30% of net sales. Under our agreement with Medison for the Canada territory, we have the option to buy back all rights to the product upon regulatory approval in Canada for the indication of AIHA. The buyback provision if exercised would require both parties to mutually agree on commercially reasonable terms for us to purchase back the rights, taking into account Medison’s investment and the value of the rights, among others.

Clinical Stage Programs

Fostamatinib—AIHA

Disease background. AIHA is a rare, serious blood disorder where the immune system produces antibodies that result in the destruction of the body's own red blood cells. Symptoms can include fatigue, shortness of breath, rapid heartbeat, jaundice or enlarged spleen. While no medical treatments are currently approved for AIHA, physicians generally treat acute and chronic cases of the disorder with corticosteroids, other immuno-suppressants, or splenectomy. Research has shown that inhibiting SYK with fostamatinib may reduce the destruction of red blood cells. This disorder affects an estimated 45,000 Americans, for whom no approved treatment options currently exist.

Orally available fostamatinib program. We completed our Phase 2 clinical trial, also known as the SOAR study in patients with warm AIHA. This trial was an open-label, multi-center, two-stage study that evaluated the efficacy and safety of fostamatinib in patients with warm AIHA who had previously received treatment for the disorder but have relapsed. The primary efficacy endpoint of this study was to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline. In November 2019, we announced updated data that in a Phase 2 open-label study of fostamatinib in patients with warm AIHA, data showed that 44% (11/25) of evaluable patients met the primary efficacy endpoint of a Hgb level >10 g/dL with an increase of ≥2 g/dL from baseline by week 24. Including one late responder at week 30, the overall response rate was 48% (12/25). Adverse events were manageable and consistent with those previously reported with fostamatinib.

In March 2019, we initiated our warm AIHA pivotal Phase 3 clinical study of fostamatinib, known as FORWARD study. The clinical trial protocol calls for a placebo-controlled study of approximately 80 patients with primary or secondary warm AIHA who have failed at least one prior treatment. The primary endpoint will be a durable Hgb response on at least 3 visits by week 24, defined as Hgb > 10 g/dL and > 2 g/dL increase from baseline and durability response, with the response not being attributed to rescue therapy.

In May 2019, we enrolled the first patient in the FORWARD study.  Enrollment of the trial accelerated as planned and as of February 2020, 34 patients have been enrolled. The trial remains on track to complete enrollment in mid-2020.

In January 2018, the FDA granted our request for Orphan Drug designation for fostamatinib for the treatment of AIHA.

R835, an Oral IRAK1/4 Inhibitor for Autoimmune and Inflammatory Diseases

Orally Available IRAK 1/4 Inhibitor Program. During the second quarter of 2018, we selected R835, a proprietary molecule from our IRAK 1/4 preclinical development program, for human clinical trials. This investigational candidate was an orally administered, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 (IL-1R) family receptor signaling. TLRs and IL-1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions including psoriasis, rheumatoid arthritis, inflammatory bowel disease and gout (among others). R835 prevents cytokine release in response to TLR and IL-1R activation in vitro. R835 is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release.

In October 2019, we announced results from a Phase 1 clinical trial of R835 in healthy subjects to assess safety, tolerability, PK and pharmacodynamics. The Phase 1 study was a randomized, placebo-controlled, double-blind trial in 91 healthy subjects, ages 18 to 55. The Phase 1 trial showed positive tolerability and PK data as well as established proof-of-mechanism by demonstrating the inhibition of inflammatory cytokine production in response to a lipopolysaccharide (LPS) challenge.

R552, a RIP1 Inhibitor for Autoimmune and Inflammatory Diseases

Orally Available RIP1 Inhibitor Program. R552, is a potent and selective inhibitor of RIP1. RIP1 is believed to play a critical role in induction of necroptosis. Necroptosis is a form of regulated cell death where the rupturing of cells leads to the dispersion of their inner contents, which activates immune responses and enhances inflammation.

Initial data from our ongoing Phase 1 in healthy volunteers suggests that R552 has an attractive PK and safety profile with a half-life of approximately 15 hours. In preclinical studies, R552 prevented joint and skin inflammation in a RIP1-mediated murine model of inflammation and tissue damage.

Partnered Clinical Programs

R548 (ATI-501 and ATI-502) - Aclaris

Aclaris  is developing ATI-501 and ATI-502, an oral and topical janus kinase (JAK) 1/3 inhibitor discovered in Rigel’s laboratories. ATI- 501 is being developed as an oral treatment for patients with alopecia areata (AA), including the more severe forms of AA that result in total scalp hair loss, known as alopecia totalis (AT), and total hair loss on the scalp and body, known as alopecia universalis (AU).

In December 2018, Aclaris also reported on the enrollment and/or results for a number of Phase 2 studies with ATI-502 for the topical treatment of AA and Vitiligo, including results from its AUATB-201 study.

In June 2019, Aclaris reported positive results from its Phase 2 clinical trial of ATI-502 topical (AGA-201) in patients with androgenetic alopecia (AGA), a condition commonly known as male/female-pattern baldness. There were no treatment-related serious adverse events. Later in June 2019, Aclaris reported that its Phase 2 clinical trial of ATI-502 topical (AA-201) in patients with AA did not meet its endpoints. ATI-502 was observed to be generally well-tolerated. Adverse events were primarily mild or moderate in severity. No treatment-related serious adverse events were reported.

In July 2019, Aclaris announced that ATI-501 achieved statistically significant improvement over placebo in several measures of hair growth, including the primary endpoint and certain secondary endpoints of this trial. ATI-501 was observed to be generally well-tolerated at all doses.  There were no serious adverse events reported. All adverse events  (AEs) were mild or moderate in severity and rates of AEs were similar across all groups. No thromboembolic events were observed in the trial.

Aclaris is currently seeking a development and commercialization partner for ATI-501 and ATI-502 as potential treatments for alopecia.

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

In November 2019, BerGenBio showed that the primary endpoint of Overall Response Rate (ORR) had been met in Cohort A of its Phase II clinical trial evaluating bemcentinib in combination with KEYTRUDA as a potential new treatment regimen for previously treated advanced non-small cell lung cancer (NSCLC). The primary efficacy endpoint requires that at least 25% evaluable patients achieve a clinical response when treated with the novel drug combination, defined as either complete or partial response, as measured by Response Evaluation Criteria in Solid Tumors (RECIST). A secondary endpoint of median Progression Free Survival (mPFS) reported significant 3-fold improvement in AXL positive vs negative patients, as defined by BerGenBio’s composite AXL tumor-immune score.

In December 2019, BerGenBio reported results in combination with low-dose cytarabine (LDAC) in elderly AML patients. The bemcentinib-LDAC combination was safe and well tolerated in elderly AML patients. The overall response rate and duration surpass historical benchmarks and compare favorably to other LDAC combinations.

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

Commercialization and Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a party to collaboration agreements with ongoing performance obligations, with Kissei for the development and commercialization of fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea, with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey and with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. We are also a party to collaboration agreements, but do not have ongoing performance obligations with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $631.7 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $90.5 million relates to the achievement of development events, up to $165.2 million relates to the achievement of regulatory events and up to $376.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

License Agreement with Grifols

In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. The agreement also requires us to continue to conduct our long term open-label extension study on patients with ITP through EMA approval of ITP in Europe or until the study ends as well as conduct the Phase 3 trial in AIHA. In December 2019, we entered into a Drug Product Purchase Agreement with Grifols wherein we agreed to supply and sell to Grifols at 30% mark up the drug product requested under an anticipated first and only purchase order until Grifols enters into a supply agreement directly with a third-party drug product manufacturer. In January 2020, we received approval of our MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments.

Other license agreements

In October 2019, we entered into two exclusive commercialization license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. Under the terms of the agreements, we received an upfront payment of $5.0 million with the potential for approximately $35.0 million in regulatory and commercial milestones. In addition, the Company will receive royalty payments beginning at 30% of net sales. Under our agreement with Medison for the Canada territory, we have the option to buy back all rights to the product upon regulatory approval in Canada for the indication of AIHA. The buyback provision if exercised would require both parties to mutually agree on commercially reasonable terms for us to purchase back the rights, taking into account Medison’s investment and the value of the rights, among others. The buyback provision precludes us from recognizing revenue from the upfront payment until such option lapses unexercised. We have recorded the upfront payment as a financing liability included as “other long-term liabilities” in our balance sheet.

In September 2019, we received a $4.0 million development milestone payment from Aclaris for the achievement of a certain event in accordance with the Aclaris License and Collaboration Agreement dated August 27, 2015. In October 2019, we also earned $1.5 million fee relative to the first amendment to the license and collaboration agreement with Aclaris. In October 2019, we received $3.8 million in a commercial launch milestone payment from Impact Biomedicines, Inc., which was subsequently acquired by Celgene. All deliverables under the above agreements had been previously delivered, as such, the above payments were recognized as revenue during the year ended December 31, 2019.

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

Pharmacology and Preclinical Development

We believe that the rapid characterization and optimization of compounds identified in high‑throughput screening (HTS) will generate high quality preclinical development candidates. Our pharmacology and preclinical development group facilitates lead optimization by characterizing lead compounds with respect to PK, potency, efficacy and selectivity. The generation of proof‑of‑principle data in animals and the establishment of standard pharmacological models with which to assess lead compounds represent integral components of lead optimization. As programs move through the lead optimization stage, our pharmacology and preclinical development groups support our chemists and biologists by performing the necessary studies, including toxicology, for IND application submissions.

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

Intellectual Property

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. As of December 31, 2019, we had 48 pending patent applications and 356 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development

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

The FDA can approve an Abbreviated New Drug Application (ANDA) for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data the FDA would expect to see for approval of a generic version of TAVALISSE. The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe our patents. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data FDA would expect to see for approval of a generic version of TAVALISSE.

Other approaches to treat ITP are varied in their mechanism of action, and there is no consensus about the sequence of their use. Options include splenectomy, thrombopoietin receptor agonists (TPO-RAs) and various immunosuppressants (such as rituximab). The response rate criteria of the above-mentioned options vary, precluding a comparison of response rates for individual therapies. According to the most recent ITP guideline from the ASH, there was a lack of evidence to support strong recommendations for various management approaches. In general, strategies that avoided medication side effects were favored. A large focus was placed on  shared decision-making especially with regard to second-line therapy.

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

Review and Approval of Drugs in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties.

A drug product candidate must be approved by the FDA through the new drug application  (NDA). An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulations;
•	submission to the FDA of an Investigational New Drug (IND), which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board (IRB) for each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices  (GCP) to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
•	review by an FDA advisory committee, if requested by the FDA;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices  (cGMP), requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate could reduce physician utilization once the product is approved and have an  adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable healthcare laws and regulations, include the following:

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

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state, local and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, restrict payments that may be made to healthcare providers and other potential referral sources, and/or require drug manufacturers to report information related to payments and transfers of value made to physicians and other health care providers or entities or marketing expenditures. In addition, there are state and local laws that require registration of sales representatives; state laws that require drug manufacturers to report information related to drug pricing; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union (E.U.), which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

Healthcare Reform

The United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act which included changes to the coverage and payment for drug products under government health care programs. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  The Bipartisan Budget Act of 2018 ( BBA) among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and because it was repealed as part of the Tax Cuts and Job Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the

Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, if any, and other efforts will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2029, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (HHS), has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Outside the United States, ensuring adequate coverage and payment for our products will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. Recent budgetary pressures in many E.U. countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

Manufacturing and Raw Materials

We currently do not have the manufacturing capabilities or experience necessary to produce TAVALISSE or any product candidates for clinical trials, including fostamatinib in AIHA, our IRAK 1/4 inhibitor program and our RIP1 inhibitor program. We do not own or operate manufacturing or distribution facilities or resources for clinical or commercial production and distribution of our product for commercial use or for preclinical and clinical trials. We assign internal personnel to manage and oversee third parties working on our behalf under contract. These third parties manufacture raw materials, the active pharmaceutical ingredient  (API) and finished drug product for commercial distribution and for use in clinical studies. We currently rely on and will continue to rely on these third-party contract manufacturers to produce sufficient quantities of our products.

Employees

As of December 31, 2019, we had 163 full-time employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining experienced and qualified sales and marketing personnel to successfully commercialize our product and scientific personnel to continue to perform research and development work in the future will be critical to our business success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

Scientific and Medical Advisors

We utilize scientists, key opinion leaders and physicians to advise us on scientific and medical matters as part of our ongoing commercialization activities and research and product development efforts, including experts in clinical trial design, preclinical development work, chemistry, biology, immunology, oncology and immuno-oncology. Certain of our consultants receive non‑employee options to purchase our common stock and certain of our scientific and medical advisors receive honorarium for time spent assisting us.

Corporate Information

We were incorporated in Delaware in June 1996. Our principal executive office is located at 1180 Veterans Boulevard, South San Francisco, California 94080. Our telephone number is (650) 624-1100. Our website is located at www.rigel.com. The information found on our website is not part of or incorporated by reference into this Annual Report on Form 10-K.

Available Information

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

Our prospects are highly dependent on our first commercial product, TAVALISSE (fostamatinib disodium hexahydrate). To the extent that TAVALISSE is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.

TAVALISSE is our only drug that has been approved for sale in the United States and Europe for patients with chronic ITP. We are focusing a significant portion of our activities and resources on fostamatinib, and we believe our prospects are highly dependent on, and a significant portion of the value of our Company relates to, our ability to successfully commercialize TAVALISSE in the United States. We have entered into an exclusive commercialization agreement with Grifols to commercialize fostamatinib in Europe.

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

If we are unable to achieve anticipated level of sales growth from TAVALISSE, or if we fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a negative impact on our business, financial condition and results of operations.

We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including Kissei’s development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea, Grifols’ commercialization of fostamatinib in Europe and Turkey and Medison for future commercialization of fostamatinib in Canada and Israel. As a consequence of our license agreements with Kissei,  Grifols and Medison, we rely heavily upon their regulatory, commercial, medical affairs, market access and other expertise and resources for commercialization of TAVALISSE in their respective territories outside of the United States. We cannot control the amount of resources that our partners dedicate to the commercialization of TAVALISSE, and our ability to generate revenues from the commercialization of TAVALISSE by our partners depends on their ability to achieve market acceptance of TAVALISSE in its approved indications in their respective territories. Furthermore, foreign sales of TAVALISSE by our partners could be adversely affected by the imposition of governmental controls, political and economic instability, outbreaks of pandemic diseases, trade restrictions or barriers and changes in tariffs, including as a result of the pending withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”) and escalating global trade and political tensions. For example, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdowns of certain businesses in the region. If our collaborators are unable to successfully complete clinical trials, or do not invest the resources necessary to successfully commercialize TAVALISSE in international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these license agreements, resulting in harm to our business and operations. If we do not establish and maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We have established our distribution and reimbursement capabilities, all of which will be necessary to successfully commercialize TAVALISSE. As a result, we will be required to expend significant time and resources to market, sell, and distribute TAVALISSE to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies, or the distribution and reimbursement capabilities, that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of TAVALISSE. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed.

Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with managing our commercial team, including our potential inability to successfully train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are also competing for talent with numerous commercial and pre-commercial-stage oncology-focused biotechnology companies seeking to build out their commercial organizations, as well as other large pharmaceutical organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. If we cannot maintain effective sales, marketing, market access and product distribution capabilities, we may be unable to maximize the commercial potential of TAVALISSE. Also, to the extent that the commercial opportunities for TAVALISSE grow over time, we may not properly judge the requisite size and experience of our current commercialization teams or the level of distribution necessary to market and sell TAVALISSE which could have an adverse impact on our business, financial condition and results of operations.

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

In the United States, the European Union and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. “See Business – Government Regulation – Healthcare Reform” for more information on healthcare reform activities.

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

We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals could adversely affect our business and operations.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future.  In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Business – Governmental Regulation – Healthcare Law and Regulation” for more information on the laws that may affect our ability to operate.

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

We are also subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred.  Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

If we are deemed not to have complied with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient assistance programs and support, and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may propose establishing requirements that affect pharmaceutical manufacturers. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. A government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.

Under the U.S. Food, Drug and Cosmetic Act  (FDCA), the FDA can approve an ANDA for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form, route of administration and that it is bioequivalent to the branded product. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data FDA would expect to see for approval of a generic version of TAVALISSE.

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

The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. If this were to occur with respect to TAVALISSE or products with which it competes, our business would be harmed. We have a number of patents listed in the Orange Book, the last of which is expected to expire in July 2032.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have an adverse effect on our business, results of operations and financial condition.

We participate in the Medicaid Drug Rebate Program, as administered by the CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have an adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the willingness of physicians to change their current treatment practices;

•	the willingness of hospitals and hospital systems to include our product candidates as treatment options;

•	demonstration of efficacy and safety in clinical trials;

•	the prevalence and severity of any side effects;

•	the ability to offer product candidates for sale at competitive prices;

•	the price we charge for our product candidates;

•	the strength of marketing and distribution support; and

•	the availability of third-party coverage and adequate reimbursement and the willingness of patients to pay out-of-pocket in the absence of such coverage and adequate reimbursement.

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

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and for the commercial launch of TAVALISSE. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the commercial launch of TAVALISSE in the U.S., through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

We have new indebtedness in the form of term loan pursuant to the Credit Agreement with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility. If we are unable to satisfy certain conditions of the Credit Agreement, we will unable to draw down the remainder of the facility.

In September 2019, we entered into the Credit Agreement with MidCap. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans.  The Credit Agreement also contains a number of other affirmative and restrictive covenants. Please see Note 13 to the Financial Statements herein for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

Our distribution operations for the sale of TAVALISSE is currently concentrated in one distribution center owned by a third-party logistics provider. Our distribution operations, if and when we launch any of our product candidates in the future, may also be concentrated in a single distribution center owned by a third-party logistics provider. Any errors in inventory level management and unforeseen inventory shortage could adversely affect our business. In addition, any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventories and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with our distribution facility or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have an adverse effect on our business. In addition, growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

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

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis, which could have an adverse effect on sales, results of operations and financial condition. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer, if any. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our IND applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and other federal and state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could adversely affect our business.

International health epidemics, such as coronavirus, and other outbreaks could disrupt and adversely affect our operations, financial condition and business.

Our business could be adversely impacted by the effects of health epidemics and outbreaks around the world, such as the coronavirus outbreak stemming from China. Currently, some of our suppliers of certain materials used in the production of our drug products are located in China.  While many of these materials may be obtained by more than one supplier, including suppliers outside of China, port closures and other restrictions resulting from the coronavirus outbreak in China may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. In addition, we are party to an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea.  Kissei is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan that is currently affected by the coronavirus outbreak. Further, have ongoing performance obligations under our agreement with Kissei that may be delayed or otherwise affected by the outbreak. As the outbreak is still evolving, much of its impact remains unknown. It is impossible to predict the effect and potential spread of the coronavirus in China and globally. Should the coronavirus continue to spread or not be contained in China or other parts of the world, our business operations could be harmed.

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

In April 2018, the FDA had approved TAVALISSE for the treatment of adult patients with chronic ITP who have had insufficient response to previous treatment. We launched fostamatinib in the United States on our own in late May 2018. In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent immune ITP, AIHA, and IgAN in Europe and Turkey, and in October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea. In October 2019, we also entered into two exclusive license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping.

Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, the FDA often requires post-marketing testing and surveillance to monitor the effects of products. The FDA, the EMA and other comparable international regulatory agencies may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient.  Additionally, the FDA may require Risk Evaluation and Mitigation Strategies  (REMS) to help ensure that the benefits of the drug outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to ensure the safe use of the drug.

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

We do not and will not have access to all information regarding fostamatinib and product candidates we licensed to Kissei,  Grifols and Medison.

We do not and will not have access to all information regarding fostamatinib and other product candidates, including potentially material information about commercialization plans, medical information strategies, clinical trial design and execution, safety reports from clinical trials, safety reports, regulatory affairs, process development, manufacturing and other areas known by Kissei,  Grifols and Medison. In addition, we have confidentiality obligations under our agreement with Kissei,  Grifols and Medison. Thus, our ability to keep our shareholders informed about the status of fostamatinib will be limited by the degree to which Kissei, Grifols and/or Medison keep us informed and allows us to disclose such information to the public. If Kissei, Grifols and/or Medison fail to keep us informed about commercialization efforts related to fostamatinib, or the status of the clinical development or regulatory approval pathway of other product candidates licensed to them, we may make operational and/or investment decisions that we would not have made had we been fully informed, which may adversely affect our business and operations.

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

Outside the United States, our ability, or that of our collaborative partners, to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks and costs associated with FDA approval described above and may also include additional risks and costs, such as the risk that such foreign regulatory authorities, which often have different regulatory and clinical trial requirements, interpretations and guidance from the FDA, may require additional clinical trials or results for approval of a product candidate, any of which could result in delays, significant additional costs or failure to obtain such regulatory approval.  There can be no assurance, however, that we or our collaborative partners will not have to provide additional information or analysis, or conduct additional clinical trials, before receiving approval to market product candidates.

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

We and our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable laws and regulations, there is risk that the unauthorized use of social media by us or our employees to communicate about our products or business, or any inadvertent disclosure of material, nonpublic information through these means, may cause us to be found in violation of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have an  adverse impact on our business, financial condition and results of operations. Furthermore, negative posts or comments about us or our products on social media could seriously damage our reputation, brand image and goodwill.

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

Because of the uncertainty of whether the accumulated preclinical evidence (PK, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. If our clinical trials fail to meet the primary efficacy endpoints, the commercial prospects of our business may be harmed, our ability to generate product revenues may be delayed or eliminated or we may be forced to undertake other strategic alternatives that are in our shareholders’ best interests, including cost reduction measures. If we are unable to obtain adequate financing or engage in a strategic transaction on commercially reasonable terms or at all, we may be required to implement further cost reduction strategies which could significantly impact activities related to our commercial efforts and/or research and development of our future product candidates, and could significantly harm our business, financial condition and results of operations. In addition, these cost reduction strategies could cause us to further curtail our operations or take other actions that would adversely impact our shareholders.

Delays in clinical testing could result in increased costs to us.

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

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

We have obtained orphan drug designation in the United States for fostamatinib for the treatment of ITP and warm AIHA. We may seek orphan drug designation for other product candidates in the future. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

We cannot assure you that any future application for orphan drug designation with respect to any other product candidate will be granted. If we are unable to obtain orphan drug designation with respect to other product candidates in the United States, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even though we have received orphan drug designation for fostamatinib for the treatment of ITP and warm AIHA, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States for fostamatinib for the treatment of ITP, warm AIHA or any future product candidate may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We incurred a loss from operations of approximately $65.2 million during the year ended December 31, 2019. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of December 31, 2019, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Conflicts also might arise with collaborative partners concerning proprietary rights to particular compounds. While our existing collaborative agreements typically provide that we retain milestone payments, royalty rights and/or revenue sharing with respect to drugs developed from certain compounds or derivative compounds, any such payments or royalty rights may be at reduced rates, and disputes may arise over the application of payment provisions or derivative payment provisions to such drugs, and we may not be successful in such disputes.  For example, in September 2018, BerGenBio served us with a notice of arbitration seeking declaratory relief related to the interpretation of provisions under our June 2011 license agreement, particularly as they relate to the rights and obligations of the parties in the event of the license or sale of a product in the program by BerGenBio and/or the sale of BerGenBio to a third party.  The arbitration panel dismissed four of the six declarations sought by BerGenBio, and we thereafter consented to one of the remaining declarations requested by BerGenBio.  On February 27, 2019, the arbitration panel issued a determination granting the declaration sought by BerGenBio on the remaining issue, and held that in the event of a sale of shares by BerGenBio’s shareholders where there is no monetary benefit to BerGenBio, we would not be entitled to a portion of the proceeds from such a sale.  In this circumstance where the revenue share provision is not triggered, the milestone and royalty payment provisions remain in effect.  While we do not believe that the determination will have an  adverse effect on our operations, cash flows or financial condition, we can make no assurance regarding any such impact. Additionally, the management teams of our collaborators may change for various reasons including due to being acquired. Different management teams or an acquiring company of our collaborators may have different priorities which may have adverse results on the collaboration with us.

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

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements

Our ability to use net operating losses and certain other tax attributes is uncertain and may be limited.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto.  Many states have similar laws.  Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities.  Under the newly enacted Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of current year taxable income.  In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code) and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities. Moreover, our ability to utilize our net operating losses is conditioned upon us achieving profitability and generating U.S. federal taxable income.

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

We have been subject to class action lawsuits in the past and we may be subject to lawsuits in the future, such as those that might occur if there was to be a change in our corporate strategy. These and other lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on any such actions could result in the payment of substantial damages, or possibly fines, and could have an adverse effect on our cash flow, results of operations and financial position.

Global economic conditions could adversely impact our business.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the U.S. economy or certain sectors thereof and, thus, could adversely impact our businesses.

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

Competition may also arise from:

•	new or better methods of target identification or validation;

•	generic version of TAVALISSE or of products with which we compete;

•	other drug development technologies and methods of preventing or reducing the incidence of disease;

•	new small molecules; or

•	other classes of therapeutic agents.

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

If we fail to continue to meet the listing standards of Nasdaq, our common stock may be delisted, which could have an  adverse effect on the liquidity of our common stock.

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

The withdrawal of the U.K. from the E.U. may adversely impact our ability to obtain regulatory approvals of our product candidates in the E.U., result in restrictions or imposition of taxes and duties for importing our product candidates into the E.U., and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the E.U.

Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as Brexit.  Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. will be subject to a transition period until December 31, 2020, or the Transition Period, during which E.U. rules will continue to apply.  Negotiations between the U.K. and the E.U. are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from E.U. directives and regulations, Brexit, following the Transition Period, could adversely impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the E.U. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining E.U-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the U.K., the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the E.U. and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the E.U., or we may incur expenses in establishing a manufacturing facility in the E.U. in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. or the E.U. for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K.

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

We work extensively with various scientific consultants and advisors. The potential success of our drug discovery and development programs depends, in part, on continued collaborations with certain of these consultants and advisors. We, and various members of our management and research staff, rely on certain of these consultants and advisors for expertise in our research, regulatory and clinical efforts. Our scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We do not know if we will be able to maintain such consulting agreements or that such scientific advisors will not enter into consulting arrangements, exclusive or otherwise, with competing pharmaceutical or biotechnology companies, any of which would have a detrimental impact on our research objectives and could have an adverse effect on our business, financial condition and results of operations.

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

Companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access or otherwise compromise information technology systems. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive including corporate espionage. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks continue to become more prevalent and much harder to detect and defend against. Our network and storage applications and those of our contract manufacturing organizations, contract research organizations or vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, or result in significant financial exposure. Furthermore, the costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause harm to our business, financial condition and results of operations.

The transition away from the London Interbank Offered Rate (LIBOR) could affect the value of certain short-term investments, outstanding debt from our existing credit facility as well as our ability to draw additional funds from our credit facility.

The UK's Financial Conduct Authority, which regulates LIBOR, has announced plans to phase out the use of LIBOR by the end of 2021. We have certain short-term investments which includes financial instruments, as well an existing debt facility subject to LIBOR. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on certain instruments in to which we may enter in the future are not known. The transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes.  Any such effects of the transition away from LIBOR, as well as other unforeseen effects, result in expenses, difficulties, complications or delays in connection with future financing efforts, which could have an adverse impact on our business, financial condition and results of operations.

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

Holders

As of February 20, 2020, there were approximately  88 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2014 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified‑capitalization weighted index that includes securities of Nasdaq‑listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

*$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends at fiscal year ending December 31.

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

	Fiscal Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Statements of Operations Data:
Contract revenues from collaborations
Product sales, net	$43,772	$13,947	$—	$—	$—
Contract revenues from collaborations	15,516	30,562	4,484	20,383	28,895
Total revenues	59,288	44,509	4,484	20,383	28,895

Costs and expenses: (1)
Cost of product sales	906	287	—	—	—
Research and development	52,885	46,903	46,269	63,446	62,825
Selling, general and administrative	74,588	70,002	37,831	20,908	17,813
Restructuring charges	—	—	—	5,770	—
Total costs and expenses	128,379	117,192	84,100	90,124	80,638
Loss from operations	(69,091)	(72,683)	(79,616)	(69,741)	(51,743)
Interest income	2,532	2,203	892	437	222
Interest expense	(335)	—	—	—	—
Gain on disposal of assets	—	—	732	88	57
Net loss	$(66,894)	$(70,480)	$(77,992)	$(69,216)	$(51,464)
Net loss per share, basic and diluted (2)	$(0.40)	$(0.44)	$(0.62)	$(0.73)	$(0.58)
Weighted average shares used in computing net loss per share, basic and diluted (2)	167,400	160,529	126,324	94,387	88,434

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$98,078	$128,537	$115,751	$74,766	$126,276
Working capital	60,793	109,253	99,096	53,626	95,228
Total assets (1)	147,569	139,109	119,111	78,134	131,747
Accumulated deficit	(1,276,228)	(1,209,334)	(1,138,854)	(1,060,862)	(991,646)
Total stockholders’ equity (1)	53,815	109,877	100,646	55,027	91,381

(1)

Effective January 1, 2019, we adopted FASB ASU No. 2016-02 – Leases (Topic 842) (ASU 2016-02) using a modified retrospective approach and elected the transition method and the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. We also elected to combine lease and non-lease components and elected to use the short-term lease exception permitted by the standard. Please see Note 1 to the Financial Statements for the impact of our adoption of Topic 842.

(2)	See Note 1 to the Financial Statements for a description of the number of shares used in the computation of basic and diluted loss per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first U.S. FDA approved product is TAVALISSE® (fostamatinib disodium hexahydrate), the only oral SYK inhibitor, for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. The MAA for fostamatinib has been approved by the EC in Europe for the treatment of chronic ITP in adult patients who are refractory to other treatments, and will be marketed in Europe under the name TAVLESSE® (fostamatinib). Our clinical programs include a Phase 3 study of fostamatinib in AIHA; a recently completed Phase 1 study of R835, a proprietary molecule from our IRAK 1/4 inhibitor program; and an ongoing Phase 1 study of R552, a proprietary molecule from our RIP1 inhibitor program. In addition, we have product candidates in clinical development with partners BerGenBio, Daiichi, Aclaris, AZ.

Business Update

TAVALISSE in ITP

We launched our first commercial product, TAVALISSE, in the United States (U.S.) in May 2018 after receipt of FDA approval in April 2018 for the treatment of chronic ITP in adult patients who have had an insufficient response to a previous treatment. We reported net product sales of $43.8 million for the year ended December 31, 2019. With our fully integrated commercial team consisting of sales, marketing, market access, and commercial operations, we continue to execute on our commercial strategy to access the U.S. ITP market, which is estimated to be over $1.1 billion annually as of 2019.

In January 2019, we entered into an exclusive commercialization license agreement with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgA nephropathy (IgAN), in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for
$297.5 million in total regulatory and commercial milestones, which includes a $20.0 million payment upon approval from the EC for fostamatinib in chronic ITP. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales, which may reach 30% of net sales.

In January 2020, the EC granted our MAA in Europe for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With EC approval, we received a payment of $20.0 million, which includes a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration with Grifols. Based on Grifols’ public statements, we expect TAVLESSE® (fostamatinib), the branded name for fostamatinib in Europe, to launch in the second quarter of 2020. With this launch, we expect to start generating incremental revenue from sales of fostamatinib in Europe and Turkey in the form of royalty payments, after the full credit of the $2.5 million creditable advance royalty payment. Europe is estimated to comprise approximately half of the ex-U.S. ITP market estimated to be over $800.0 million.

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Under the agreement, we received an upfront payment of $33.0 million with the potential for up to $147 million in development, regulatory and commercial milestone payments. We will also receive product transfer price payments in the mid to upper twenty percent range based on tiered net sales for the exclusive supply of fostamatinib to Kissei. In September 2019, Kissei, initiated a Phase 3 trial in Japan of fostamatinib in adult patients with chronic ITP. The efficacy and safety of orally administered fostamatinib will be assessed by comparing it with placebo in a randomized, double-blind study.

In October 2019, we entered into two exclusive license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. Under the terms of the agreements, we received an upfront payment of $5.0 million, with the potential for approximately $35.0 million in regulatory and commercial milestones. In addition, the company will receive royalty payments beginning at 30% of net sales.

Other Business Updates

In September 2019, we received a $4.0 million development milestone payment from Aclaris for the achievement of a certain event in accordance with the license and collaboration agreement with Aclaris and earned a $1.5 million fee relative to the first amendment to such license and collaboration agreement in October 2019.

Liquidity and Capital Resources

From inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and from sales of TAVALISSE beginning in May 2018. Our commercial launch, research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of December 31, 2019, we had approximately $98.1 million in cash, cash equivalents and short‑term investments. In September 2019, we entered into a $60.0 million term loan credit facility with MidCap. At closing, $10.0 million was funded to us in an initial tranche. The facility also gives us the ability to access an additional $50.0 million, of which $40.0 million is subject to the achievement of certain customary conditions. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the ongoing commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-K filing date.

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

Revenue Recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine whether arrangements are within the scope of this new guidance, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of this new guidance, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

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

Inventories

We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of inventories using the standard cost method, which approximates actual cost based on a first-in, first-out (FIFO) basis. Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense. We perform an assessment of the recoverability of capitalized inventories during each reporting period and write down any excess and obsolete inventories to its net realizable value in the period in which the impairment is first identified. As of December 31, 2019, no material write-downs in excess and obsolete inventory have occurred. See Note 4 under “Part II, Item 8, Financial Statements and Supplementary Data” for additional information.

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

We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Variations in assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed may result in adjustments in research and development accruals in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1, “Summary of Significant Accounting Policies”, in the Notes to Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Results of Operations

Year Ended December 31, 2019, 2018 and 2017

Revenues

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2019	2018	2017	2019 from 2018	2018 from 2017
	(in thousands)
Product sales, net	$43,772	$13,947	$—	$29,825	$13,947
Contract revenues from collaborations	15,516	30,562	4,484	(15,046)	26,078
Total revenues	$59,288	$44,509	$4,484	$14,779	$40,025

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our gross revenues (as a percentage of gross revenues):

	December 31,
	2019	2018	2017
ASD Healthcare and Oncology Supply	37%	17%	—
McKesson Specialty Care Distribution Corporation	30%	11%	—
Kissei	—	69%	—
BerGenBio	—	—	74%

Revenues by collaborative partners were:

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2019	2018	2017	2019 from 2018	2018 from 2017
	(in thousands)
Aclaris	$5,500	$—	$—	$5,500	$—
Grifols	4,712	—	—	4,712	—
Celgene	3,750	—	1,150	3,750	(1,150)
Kissei	1,554	30,562	—	(29,008)	30,562
BerGenBio	—	—	3,334	—	(3,334)
Total	$15,516	$30,562	$4,484	$(15,046)	$26,078

Product sales for the year ended December 31, 2019 and 2018 relate to sales of TAVALISSE in the U.S. from continued uptake and use of the product as an early treatment option in steroid refractory patients as well as strong continuation of therapy among patients. There were no product sales during the year ended December 31, 2017. We recognize product sales net of discounts and allowances that are described in Note 1—Summary of Significant Accounting Policies of “Part II, Item 8, Financial Statements and Supplementary Data”.

Contract revenues from collaborations of $15.5 million during the year ended December 31, 2019 is comprised of a $4.0 million development milestone fee and $1.5 million fee pursuant to an amendment of our agreement with Aclaris,
$3.7 million development milestone payment from Celgene, as well as $4.7 million and $1.6 million revenue from our performance of certain research and development services and supply of fostamatinib with Grifols and Kissei, respectively. Contract revenues from collaborations of $30.6 million during the year ended December 31, 2018 relates to the portion of the $33.0 million upfront fee recognized as revenue upon delivery of license rights to Kissei for the development and commercialization of fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Contract revenues from collaborations of $4.5 million during the year ended December 31, 2017 is comprised of the $3.3 million payment we received from BerGenBio pursuant to advancing a licensed AXL kinase inhibitor to Phase 2 clinical study and a $1.2 million payment we earned pursuant to a license agreement with Celgene.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time, except as described under Note 15—Subsequent Event of “Part II, Item 8, Financial Statements and Supplementary Data”. As of December 31, 2019, we have deferred revenue of $26.7 million which will be recognized as revenue upon occurrence of various future events including the approval of the EC of our MAA in Europe for fostamatinib in ITP, and performance of certain research and development services and supply of fostamatinib with Grifols and Kissei.

Cost of Product Sales

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2019	2018	2017	2019 from 2018	2018 from 2017
	(in thousands)
Cost of product sales	$906	$287	$—	$619	$287

We recognized $906,000 in cost of product sales during the year end December 31, 2019 related to our product, TAVALISSE, which was approved by the FDA in April 2018. We recognized $287,000 in cost of product sales during the year ended December 31, 2018. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of sales during the current period. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical product that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing.

Research and Development Expenses

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2019	2018	2017	2019 from 2018	2018 from 2017
	(in thousands)
Research and development expense	$52,885	$46,903	$46,269	$5,982	$634
Stock-based compensation expense included in research and development expense	$2,662	$2,321	$1,497	$341	$824

The increase in research and development expense for the year ended December 31, 2019, compared to the same period in 2018, was primarily due to increases in research and development costs for our Phase 3 clinical trials in AIHA of $6.6 million, our Phase 1 clinical trial for our RIP1 inhibitor program of $1.9 million, consultants and outside services of $1.6 million and stock-based compensation expense of $1.5 million, partially offset by decreases in research and development costs due the reduction in activities in our Phase 3 open label extension trial in ITP of $2.1 million, completion of our Phase 2 trial in IgAN of $1.6 million and on-going Phase 1 study in our IRAK 1/4 inhibitor program of $830,000 and decrease of approximately $1.0 million in various other costs.

The increase in research and development expense for the year ended December 31, 2018, compared to the same period in 2017, was primarily due to the increase in personnel-related costs of $3.5 million, research and development costs for our clinical trials in AIHA of $2.2 million, preclinical program of $2.2 million, and IRAK program of $529,000, partially offset by the decreases in research and development costs due the completion of our pivotal Phase 3 clinical trials in ITP as well as the completion of the related submission of our NDA for fostamatinib in ITP in 2017 of $6.2 million, winding down of the IgAN program of $338,000, and allocated facility costs of $1.3 million.

We expect our research and development expense in 2020 to increase as we continue with our Phase 3 clinical trial in AIHA and Phase 1 trials in RIP1 and IRAK 1/4 inhibitor programs in 2020.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs.

We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on three categories: research, development, and other. Our research team is focused on creating a portfolio of product candidates that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners and utilizes our robust discovery engine to rapidly discover and validate new product candidates in our focused range of therapeutic indications. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, costs related to our regulatory filings, lab supplies and fees to third party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock-based compensation expense relating to personnel in research and development groups.

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

The following table presents our total research and development expenses by category:

	Year Ended December 31,
				From January 1, 2007*
	2019	2018	2017	to December 31, 2019
	(in thousands)
Categories:
Research	$10,063	$10,301	$9,958	$246,730
Development	34,142	28,693	27,936	405,004
Other	8,680	7,909	8,375	246,915
	$52,885	$46,903	$46,269	$898,649

*We started tracking research and development expenses by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $6.0 million, $5.6 million and $6.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, and allocated stock‑based compensation expenses of approximately $2.6 million, $2.3 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For the year ended December 31, 2019, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our AIHA, RIP1, ITP and IRAK programs, and allocated facilities costs. For the year ended December 31, 2018, a major portion of our total research and development expense was associated with salaries of our research and development personnel, our ITP, IRAK, AIHA and IgAN programs, and allocated facilities costs. For the year ended December 31, 2017, a major portion of our total research and development expense was associated with salaries of our research and development personnel costs related to the submission of our NDA for fostamatinib in ITP, research and development expense for our ITP, IRAK, IgAN and AIHA programs and allocated facilities costs.

Selling, General and Administrative Expense

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2019	2018	2017	2019 from 2018	2018 from 2017
	(in thousands)
Selling, general and administrative expense	$74,588	$70,002	$37,831	$4,586	$32,171
Stock-based compensation expense included in selling, general and administrative expense	$6,453	$5,383	$4,490	$1,070	$893

The increase in selling, general and administrative expenses for the year ended December 31, 2019, compared to the same period in 2018, was primarily due to increases in personnel-related costs for our customer-facing and medical affairs team of $3.5 million, commercial launch related costs with third parties of $2.3 million, stock-based compensation expense of $1.1 million and $500,000 in various other costs, partially offset by decrease in legal costs of $2.8 million. The increase in selling, general and administrative expense for the year ended December 31, 2018, compared to the same period in 2017, was primarily due to increases in the third-party commercial-related costs to launch TAVALISSE of $16.2 million, personnel-related costs for our customer-facing and medical affairs team of
$13.9 million, stock-based compensation of $893,000, allocated facilities cost of $736,000 and various other costs.

We expect our selling, general and administrative expense in 2020 to increase as we continue to expand our commercial activities for TAVALISSE.

Interest Income

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2019	2018	2017	2019 from 2018	2018 from 2017
	(in thousands)
Interest income	$2,532	$2,203	$892	$329	$1,311

Interest income results from our interest‑bearing cash and investment balances. The increase in interest income for the year ended December 31, 2019, as compared to the same periods in 2018 and 2017, were primarily due to the higher yield on our investments.

Liquidity and Capital Resources

Cash Requirements

From inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and from sales of Tavalisse beginning in May 2018. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our ongoing commercial launch of TAVALISSE.

As of December 31, 2019, we had approximately $98.1 million in cash, cash equivalents and short‑term investments, as compared to approximately $128.5 million as of December 31, 2018, a decrease of approximately $30.4 million. The decrease was primarily attributable payments associated with funding our commercial activities, project costs and operating expenses during the year ended December 31, 2019.

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea, in which we received an upfront payment of $33.0 million. In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent ITP, AIHA, and IgAN in Europe and Turkey, in which we received an upfront payment of $30.0 million, with the potential for $297.5 million in payments related to regulatory and commercial milestones, which includes a $20.0 million payment received in February 2020, comprised of a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales of fostamatinib. In return, Grifols receives exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. We retain the global rights to fostamatinib outside the Kissei, Grifols and Medison territories.

In September 2019, we entered into a $60.0 million term loan credit facility with MidCap. At closing,
$10.0 million was funded to us in an initial tranche. The facility also gives us the ability to access an additional $50.0 million, of which $40.0 million is subject to the achievement of certain customary conditions.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the year ended December 31, 2019, we received approximately $5.2 million of sublease income and reimbursements. We expect to receive approximately $14.0 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

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

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through the proceeds from exercise of stock options and interest income earned on the investment of our excess cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Our current credit facility with MidCap and any debt financing that we are able to obtain in the future may involve operating covenants that may restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend upon many factors, including, but not limited to:

•	the ongoing costs to commercialize TAVALISSE for the treatment of ITP in the U.S., or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	our ability to meet operating covenants under our current and future credit facilities, if any;

•	our ability to enter into partnering opportunities across our pipeline outside the U.S.;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

For the years ended December 31, 2019 and 2018, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(41,510)	$(58,826)	$(77,557)
Investing activities	(23,656)	24,964	(19,473)
Financing activities	11,365	71,894	117,688
Net (decrease) increase in cash and cash equivalents	$(53,801)	$38,032	$20,658

Net cash used in operating activities was approximately $41.5 million in 2019 compared to approximately $58.8 million and $77.6 million in 2018 and 2017, respectively.

Net cash used in operating activities in 2019 was primarily due cash payments to support our ongoing efforts to commercialize TAVALISSE and the cost of our research and development programs, partially offset by the $39.0 million payments we received from our collaborative partners. Net cash used in operating activities in 2018 was primarily due to the cash payments to support our ongoing efforts to commercialize TAVALISSE and the cost of our research and development programs, partially offset by the $33.0 million payment we received from Kissei. Net cash used in operating activities in 2017 was primarily due to the cash payments related to our research and development programs, which include costs related to the submission of our NDA for fostamatinib in ITP, and commercial launch preparation costs, partially offset by the $4.5 million payment we received from our collaborative partners. The timing of cash requirements may vary from period to period depending on our ongoing commercial activities related to TAVALISSE,  our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash used in investing activities was approximately $23.7 million in 2019 compared to net cash provided by investing activities of approximately $25.0 million in 2018 and net cash used in investing activities of approximately $19.5 million in 2017. Net cash used in investing activities in 2019 related to net maturities of short-term investments and capital expenditures. Net cash provided by investing activities in 2018 related to net maturities of short‑term investments, partially offset by capital expenditures. Net cash used in investing activities in 2017 related to net purchases of short‑term investments and capital expenditures, partially offset by the $732,000 proceeds from disposal of assets. Capital expenditures were approximately $1.5 million, $1.1 million and $164,000 in 2019, 2018 and 2017, respectively.

Net cash provided by financing activities was approximately $11.4 million in 2019 compared to approximately $71.9 million and $117.7 million in 2018 and 2017, respectively. Net cash provided by financing activities in 2019 consisted of net proceeds of $9.8 million from the first tranche of a term loan with Midcap and $1.6 million from exercise of stock options and participation in the Purchase Plan. Net cash provided by financing activities in 2018 consisted of net proceeds of $67.2 million from issuance of common stock pursuant to the underwritten public offering and $4.7 million proceeds from exercise of stock options and participation in the Purchase Plan. Net cash provided by financing activities in 2017 consisted of net proceeds of $108.3 million from issuance of common stock pursuant to the underwritten public offerings we completed in February and October 2017, $5.7 million from issuance of shares under our Amended Sales Agreement with Cantor and proceeds from exercise of stock options and participation in the Purchase Plan.

Off‑Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off‑balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S‑K under the Exchange Act).

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

We have agreements with certain clinical research organizations to conduct our clinical trials and with third parties relative to our commercialization of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of December 31, 2019,  we do not have material contractual commitments with respect to the arrangements discussed above,  but we had the following contractual commitments related to our facilities lease and credit facility:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$31,138	$9,694	$20,567	$877	$—
Credit facility with MidCap (2)	13,000	811	5,346	6,843	—
Total	$44,138	$10,505	$25,913	$7,720	$—

1.

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $14.0 million which we expect to receive over the term of the sublease through January 2023.

2.

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

Not applicable.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Rigel Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

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

Redwood City, California
February 27, 2020

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$22,521	$76,322
Short-term investments	75,557	52,215
Accounts receivable, net	10,111	4,077
Inventories	1,354	894
Prepaid and other current assets	9,462	3,479
Total current assets	119,005	136,987
Property and equipment, net	2,159	1,387
Operating lease right-of-use asset	25,709	—
Other assets	696	735
	$147,569	$139,109
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,152	$6,391
Accrued compensation	8,819	9,952
Accrued research and development	5,960	6,763
Other accrued liabilities	6,721	3,598
Lease liabilities, current portion	7,272	—
Deferred revenue, current portion	25,288	1,030
Total current liabilities	58,212	27,734

Long-term portion of deferred revenue	1,404	1,408
Long-term portion of deferred rent	—	90
Long-term portion of lease liabilities	19,230	—
Loans payable, net of discount	9,810	—
Other long-term liabilities	5,098	—

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 167,987,850 and 167,171,505 shares issued and outstanding as of December 31, 2019 and 2018, respectively	168	167
Additional paid-in capital	1,329,852	1,319,068
Accumulated other comprehensive income (loss)	23	(24)
Accumulated deficit	(1,276,228)	(1,209,334)
Total stockholders’ equity	53,815	109,877
	$147,569	$139,109

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Product sales, net	$43,772	$13,947	$—
Contract revenues from collaborations	15,516	30,562	4,484
Total revenues	59,288	44,509	4,484

Costs and expenses:
Cost of product sales	906	287	—
Research and development	52,885	46,903	46,269
Selling, general and administrative	74,588	70,002	37,831
Total costs and expenses	128,379	117,192	84,100

Loss from operations	(69,091)	(72,683)	(79,616)
Interest income	2,532	2,203	892
Interest expense	(335)	—	—
Gain on disposal of assets	—	—	732
Net loss	$(66,894)	$(70,480)	$(77,992)

Net loss per share, basic and diluted	$(0.40)	$(0.44)	$(0.62)

Weighted average shares used in computing net loss per share, basic and diluted	167,400	160,529	126,324

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(66,894)	$(70,480)	$(77,992)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	47	58	(64)

Comprehensive loss	$(66,847)	$(70,422)	$(78,056)

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2017	99,269,418	100	1,115,807	(18)	(1,060,862)	55,027
Net loss	—	—	—	—	(77,992)	(77,992)
Net change in unrealized gain (loss) on short-term investments	—	—	—	(64)	—	(64)
Issuance of common stock upon exercise of options and participation in Purchase Plan	1,564,395	1	3,507	—	—	3,508
Issuance of common stock, net of offering costs	45,981,093	46	114,134	—	—	114,180
Stock compensation expense	—	—	5,987	—	—	5,987
Balance at December 31, 2017	146,814,906	147	1,239,435	(82)	(1,138,854)	100,646
Net loss	—	—	—	—	(70,480)	(70,480)
Net change in unrealized gain (loss) on short-term investments	—	—	—	58	—	58
Issuance of common stock upon exercise of options and participation in Purchase Plan	1,956,599	2	4,730	—	—	4,732
Issuance of common stock, net of offering costs	18,400,000	18	67,144	—	—	67,162
Stock compensation expense	—	—	7,759	—	—	7,759
Balance at December 31, 2018	167,171,505	167	1,319,068	(24)	(1,209,334)	109,877
Net loss	—	—	—	—	(66,894)	(66,894)
Net change in unrealized gain (loss) on short-term investments	—	—	—	47	—	47
Issuance of common stock upon exercise of options and participation in Purchase Plan	816,345	1	1,575	—	—	1,576
Stock compensation expense	—	—	9,209	—	—	9,209
Balance at December 31, 2019	167,987,850	$168	$1,329,852	$23	$(1,276,228)	$53,815

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(66,894)	$(70,480)	$(77,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,115	7,704	5,987
Gain on disposal of assets	—	—	(732)
Loss on sublease	—	—	495
Depreciation and amortization	683	594	465
Net amortization and accretion of discount on short-term investments and term loan	(1,073)	(766)	(350)
Changes in assets and liabilities:
Accounts receivable, net	(6,034)	(4,077)	—
Inventories	(366)	(839)	—
Prepaid and other current assets	(5,673)	(1,797)	(197)
Other assets	39	68	130
Right-of-use assets	7,118	—	—
Accounts payable	(2,239)	3,755	(2,947)
Accrued compensation	(1,133)	2,893	2,974
Accrued research and development	(803)	1,735	(853)
Other accrued liabilities	3,122	269	2,236
Lease liability	(6,725)	—	—
Deferred revenue	24,255	2,437	—
Deferred rent and other long-term liabilities	5,098	(322)	(6,773)
Net cash used in operating activities	(41,510)	(58,826)	(77,557)
Investing activities
Purchases of short-term investments	(145,327)	(77,996)	(116,861)
Maturities of short-term investments	123,126	104,066	96,820
Proceeds from disposal of assets	—	—	732
Capital expenditures	(1,455)	(1,106)	(164)
Net cash (used in) provided by investing activities	(23,656)	24,964	(19,473)
Financing activities
Net proceeds from term loan financing	9,789	—	—
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	1,576	4,732	3,508
Proceeds from sale and issuance of common stock, net of offering costs	—	67,162	114,180
Net cash provided by financing activities	11,365	71,894	117,688
Net (decrease) increase in cash and cash equivalents	(53,801)	38,032	20,658
Cash and cash equivalents at beginning of period	76,322	38,290	17,632
Cash and cash equivalents at end of period	$22,521	$76,322	$38,290
Supplemental disclosure of cash flow information
Interest paid	$137	$—	$—

See accompanying notes.

In this Annual Report on Form 10‑K, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc. and “common stock” refers to Rigel’s common stock, par value $0.001 per share.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and basis of presentation

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first U.S. Food and Drug Administration (FDA) approved product is TAVALISSE® (fostamatinib disodium hexahydrate), the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The marketing authorization application (MAA) for fostamatinib has been approved by the European Commission (EC) in Europe for the treatment of chronic ITP in adult patients who are refractory to other treatments, and will be marketed in Europe under the name TAVLESSE® (fostamatinib). Our clinical programs include a Phase 3 study of fostamatinib in warm autoimmune hemolytic anemia (AIHA); a recently completed Phase 1 study of R835, a proprietary molecule from our interleukin receptor associated kinase (IRAK 1/4) inhibitor program; and an ongoing Phase 1 study of R552, a proprietary molecule from our receptor-interacting protein kinase (RIP1) inhibitor program. In addition, we have product candidates in clinical development with partners BerGenBio ASA (BerGenBio), Daiichi Sankyo (Daiichi), Aclaris Therapeutics (Aclaris), and AstraZeneca AB (AZ).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made by management include those relating to revenue recognition on product sales and collaboration agreements, recoverability of our assets, including accounts receivables and inventories, stock-based compensation and the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the weighted average discount rate for our lease, estimated interest rate for our financing liability, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  To the extent there are material differences between these estimates and actual results, our financial statements will be affected.

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

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. At December 31, 2019, our physical inventory included active pharmaceutical product of which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at December 31, 2019.

We record write-downs for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts and any allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of December 31, 2019 and 2018, we have determined that an allowance for doubtful accounts is not required.

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

Government Rebates: We are subject to discount obligations under the state Medicaid programs, Tricare program and Medicare prescription drug coverage gap program.  We estimate our Medicaid and Medicare prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included as part of Other Accrued Liabilities account in the Balance Sheet. Our liability for these rebates consists primarily of estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

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

Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimated number of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue.

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

Development, Regulatory or Commercial Milestone Payments: At the inception of each arrangement that includes payments based on the achievement of certain development, regulatory and commercial or launch events, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until the uncertainty associated with the approvals has been resolved. The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, and recorded as part of contract revenues from collaborations during the period of adjustment.

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

As of December 31, 2019, we have two stock option plans, our 2018 Plan and the Inducement Plan (collectively, the Equity Incentive Plans), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), wherein eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. We account for forfeitures as they occur.

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

All cash equivalents and short‑term investments are classified as available‑for‑sale securities. Available‑for‑sale securities are carried at fair value at December 31, 2019 and 2018. Unrealized gains (losses) are reported in the statements of stockholders’ equity and comprehensive loss. Fair value is estimated based on available market information or valuation methodologies. The cost of securities sold is based on the specific identification method. See Note 7 for a summary of available-for-sale securities at December 31, 2019 and 2018.

Fair value of financial instruments

The carrying values of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments. Cash equivalents and short-term investments are carried at fair value at December 31, 2019 and 2018.

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

We adopted ASU No. 2018-11, Leases (Topic 842):  Targeted Improvements as of January 1, 2019. Pursuant to Topic 842, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of Topic 842, we recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As our lease does not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset includes any lease payments made prior to commencement. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
EPS Numerator:
Net loss	$(66,894)	$(70,480)	$(77,992)
EPS Denominator—Basic and Diluted:
Weighted-average common shares outstanding	167,400	160,529	126,324
Net loss per common share:
Basic and diluted	$(0.40)	$(0.44)	$(0.62)

During the periods presented, we had securities which could potentially dilute basic earnings per share, but were excluded from the computation of diluted net loss per share for all periods presented, as their effect would have been antidilutive. These securities consist of the following (in thousands except per share data):

	December 31,

	2019	2018	2017
Outstanding stock options	22,671	20,713	20,408
Weighted average exercise price of options	$3.51	$4.20	$5.45

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

In June 2016, the FASB issued ASU 2016-13—Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. We will adopt this new standard on January 1, 2020 and do not expect a material impact of this new standard on our financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods therein. We will adopt this new standard on January 1, 2020 and do not expect a material impact of this new standard on our financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18—Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We will adopt this new standard on January 1, 2020 and do not expect a material impact of this new standard on our financial statements and related disclosures.

2. REVENUES

Revenues disaggregated by category were as follows (in thousands):

	December 31,
	2019	2018	2017
Product sales:
Gross product sales	$53,082	$16,953	$—
Discounts and allowances	(9,310)	(3,006)	—
Product sales, net	$43,772	$13,947	$—

Revenues from collaborations:
License revenues	8,696	$30,562	250
Development milestones	5,500	—	4,234
Research and development services and others	1,320	—	—
Total revenues from collaborations	15,516	30,562	4,484
Total revenues	$59,288	$44,509	$4,484

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our gross revenues (as a percentage of gross revenues):

	December 31,
	2019	2018	2017
ASD Healthcare and Oncology Supply	37%	17%	—
McKesson Specialty Care Distribution Corporation	30%	11%	—
Kissei	—	69%	—
BerGenBio	—	—	74%

Our first and only FDA approved product, TAVALISSE®, was approved by the U.S. FDA in April 2018. We commenced commercial sale of TAVALISSE in the U.S. in May 2018. There were no product sales during the year ended December 31, 2017. Our marketing authorization application (MAA) for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments was approved by the EC in January 2020 (see Note 15).

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

The following tables summarize activity in each of the product revenue allowances and discounts during the year ended December 31, 2019 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2019	$623	$843	$170	$1,636
Provision related to current period sales	5,170	2,864	99	8,133
Credit or payments made during the period	(4,500)	(1,906)	(31)	(6,437)
Balance at December 31, 2019	$1,293	$1,801	$238	$3,332

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2018	$—	$—	$—	$—
Provision related to current period sales	1,484	1,068	170	2,722
Credit or payments made during the period	(861)	(225)	—	(1,086)
Balance at December 31, 2018	$623	$843	$170	$1,636

We incurred discounts and allowances for the year ended December 31, 2019  of $9.3 million, which includes the provision for current period sales of $8.1 million in the first table above, which is included as part of the Other Accrued Liabilities in the balance sheet, of which $3.3 million remained outstanding as of December 31, 2019. The remaining $1.2 million in discounts and allowances incurred related to current period sales not included in the above table for year ended December 31, 2019 relates to chargebacks, discounts and fees recorded as reductions in accounts receivable and prepaid and other current assets in the balance sheet.

We incurred discounts and allowances for the year ended December 31, 2018 of $3.0 million, which includes the provision for period sales of $2.7 million in the second table above, which is included as part of the Other Accrued Liabilities in the balance, of which $1.6 million remained outstanding as of December 31, 2018. The remaining $285,000 in discounts and allowances incurred related to period sales not included in the above table for year ended December 31, 2018 is recorded as reduction of accounts receivable and prepaid and other current assets in the balance sheet.

As of December 31, 2019, we have accounts receivable from Aclaris of $1.5 million, relative to the first amendment to the license and collaboration agreement with Aclaris. We determined that no allowance for doubtful accounts was necessary for our accounts receivable as of the years ended December 31, 2019 and 2018.

3. SPONSORED RESEARCH AND LICENSE AGREEMENTS

We conduct research and development programs independently and in connection with our corporate collaborators. As of December 31, 2019, we are a party to collaboration agreements with ongoing performance obligations with Kissei Pharmaceutical Co., Ltd. (Kissei) for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea,  with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey and with Medison Pharma Ltd. (Medison) to commercialize fostamatinib for chronic ITP in Canada and Israel. As of December 31, 2019, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $631.7 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $90.5 million relates to the achievement of development events, up to $165.2 million relates to the achievement of regulatory events and up to $376.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Grifols License Agreement

In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. The agreement also requires us to continue to conduct our long term open-label extension study on patients with ITP through EMA approval of ITP in Europe or until the study ends as well as conduct the Phase 3 trial in AIHA. In December 2019, we entered into a Drug Product Purchase Agreement with Grifols wherein we agreed to supply and sell to Grifols at 30% mark up the drug product requested under an anticipated first and only purchase order until Grifols enters into a supply agreement directly with a third-party drug product manufacturer.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our ongoing long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 study in AIHA. In addition, we entered into a commercial supply agreement for the licensed territories. We concluded each of these performance obligations is distinct. We based our assessment on the following: (i) our assessment that Grifols can benefit from the license on its own by developing and commercializing the underlying product using its own resources, and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Moreover, we determined that the upfront fee of $5.0 million, which is the non-refundable portion of the $30.0 million upfront fee, represented the transaction price, and was allocated to the performance obligations based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the research and regulatory services, we estimated the standalone selling price using the cost plus expected margin approach.

The remaining $25.0 million of the upfront payment which is potentially refundable and the future variable consideration of $297.5 million related to future regulatory and commercial milestones were fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related the research and regulatory services throughout the term of the respective clinical programs using the input method. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Additionally, during the year ended December 31,2019, we recognized $4.7 million in revenues related to the research and regulatory services performed and the license right.  Deferred revenues as of December 31, 2019 was
$25.3 million.

In January 2020, we received approval of our MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a  $20.0 million payment which is comprised of a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment for EMA approval of fostamatinib in the first indication based on the terms of our collaboration with Grifols. The above milestone payment will be allocated to the distinct performance obligation in our collaboration agreement with Grifols.

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

As of December 31, 2018, we granted Kissei the license rights over fostamatinib.  Accordingly, we recognized $30.6 million of the $33.0 million upfront fee as allocated revenue for the delivered license during the year ended December 31, 2018. As of December 31, 2019, we recognized $1.6 million as revenue related to the supply of fostamatinib for clinical use and the material right associated with discounted fostamatinib. At December 31, 2019, deferred revenues related to the unsatisfied performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $1.4 million.

Other license agreements

In September 2019, we received a $4.0 million development milestone payment from Aclaris for the achievement of a certain event in accordance with the Rigel and Aclaris License and Collaboration Agreement dated August 27, 2015. In October 2019, we also received $3.8 million in a commercial launch milestone payment from Impact Biomedicines, Inc., which was acquired by Celgene. All deliverables under the agreement had been previously delivered, as such, the above payments of $4.0 million from Aclaris and $3.8 million from Celgene, triggered by the above events were recognized as revenue during the year ended December 31, 2019. As of December 31, 2019, we have accounts receivable of $1.5 million, relative to the first amendment to the license and collaboration agreement with Aclaris.

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Canada in which we received a $5.0 million upfront payment. We accounted for this agreement under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months that we obtain regulatory approval in Canada of the product for the indication of AIHA. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement.

4. INVENTORIES

The following table summarizes inventories, net as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Work in process	$810	$530
Finished goods	544	364
Total	$1,354	$894

As of December 31, 2019, we have $3.0 million in advance payments to our manufacturer of our raw materials, which is included as part of Prepaid and Other Current Assets in the balance sheet. We take ownership of such raw materials when they are completed and delivered to us.

5. SIGNIFICANT CONCENTRATIONS

We recognize revenue on collaborations in the U.S. and abroad and on products sold solely in the U.S. For the year ended December 31, 2019,  our three specialty distributors as well as Aclaris, Grifols, Celgene and Kissei (see Note 2) accounted for 74%,  9%,  8%,  6% and 3% of our total revenues, respectively.  For the year ended December 31, 2018, Kissei and our three specialty distributors (see Note 2) accounted for 69% and 31% of our total revenues, respectively.  For the year ended December 31, 2017, BerGenBio and Celgene accounted for 74% and 26% of our total revenues, respectively. As of December 31, 2019 and 2018,  100% of our accounts receivables are from four customers and one collaboration partner.

6. STOCK‑BASED COMPENSATION

Total stock‑based compensation expense related to all of our stock‑based awards was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Selling, general and administrative	$6,453	$5,383	$4,490
Research and development	2,662	2,321	1,497
Total stock-based compensation expense	$9,115	$7,704	$5,987

In 2017, we entered into severance agreements. As part of the severance arrangements we offered, we extended the date through which certain employee(s) had the right to exercise their vested options. In addition, we also accelerated the vesting period of certain unvested stock options. As a result of these modifications, we recorded an incremental stock-based compensation expense of approximately $1.4 million during the year ended December 31, 2017. The incremental compensation expenses were computed based on the fair values of the modified awards on the respective modification dates. These amounts are included as part of “Selling, general and administrative expense” in the accompanying 2017 Statement of Operations.

Employee Stock Option Plans

On May 16, 2018, our stockholders approved the adoption of the Company’s 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan is the successor plan to the 2011 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Employee Directors' Stock Option Plan. As of December 31, 2019, we have two stock option plans, our 2018 Plan and the Inducement Plan. The 2018 Plan provides for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. The Inducement Plan is intended mainly to provide an inducement material for certain individuals to enter into employment with the Company.

Options granted under our 2018 Plan expire no later than 10 years from the date of grant. Options may be granted with different vesting terms from time to time. As of December 31, 2019, a total of 38,114,675 shares of common stock were authorized for issuance under the 2018 Plan. Options granted under our Inducement Plan expire no later than 10 years from the date of grant and may be granted with different vesting terms from time to time. As of December 31, 2019, a total of 1,172,000 shares of common stock were authorized for issuance under the Inducement Plan.

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

The following table summarizes the weighted‑average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
	2019	2018	2017
Risk-free interest rate	2.4%	2.7%	2.2%
Expected term (in years)	6.5	6.7	6.6
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	65.5%	65.1%	63.5%

The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant. At December 31, 2019, options to purchase 16,615,971 shares of common stock were available for grant and 22,670,704 reserved shares of common stock were available for future issuance under our stock option plans.

Stock‑Based Compensation Award Activity

Option activity under our equity incentive plans was as follow:

				Weighted-
				Average
				Remaining
	Shares Available	Number of Shares	Weighted-Average	Contractual Term	Aggregate
	For Grant	Underlying Options	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2019	15,097,014	20,713,331	$4.20
Authorized for grant	3,544,984	—
Granted	(7,457,575)	7,457,575	$2.03
Exercised	—	(68,654)	$2.05
Cancelled	5,431,548	(5,431,548)	$4.16
Outstanding at December 31, 2019	16,615,971	22,670,704	$3.51	6.15	$809,459
Vested and expected to vest at December 31, 2019		22,363,204	$3.51
Exercisable at December 31, 2019		15,804,733	$3.97	5.10	$243,612

We granted options to purchase 7,457,575,  4,594,225 and 4,048,675 shares of common stock during the years ended December 31, 2019, 2018 and 2017, respectively. The weighted‑average grant date fair values of options granted during 2019, 2018 and 2017  were $1.27,  $2.66 and $1.48, respectively. As of December 31, 2019, we had 307,500 shares of outstanding performance-based stock option wherein the achievement of the corresponding corporate-based milestones were not considered as probable.  Accordingly, none of the stock-based compensation expense of $363,000 has been recognized as expense as of December 31, 2019.

As of December 31, 2019, there was approximately $8.9 million of unrecognized stock-based compensation cost related to time-based stock options and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable.  Additionally,  approximately $475,000 of total unamortized stock-based compensation cost related to our Purchase Plan. The unamortized compensation costs related to our stock option plans and our Purchase Plan are expected to be recognized over a weighted‑ average period of approximately 2.3 years and 0.4 years, respectively. For the years ended December 31, 2019 and 2018, there were 4,442,936 and 2,924,823 shares vested, respectively, with weighted‑average exercise price of $3.26 and $2.88, respectively.

The aggregate intrinsic value of the stock options in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in‑the‑money at December 31, 2019. At December 31, 2019 and 2018, we had 6,865,971 and 5,962,769, respectively, of non-vested stock options, with approximately $614,000 and $121,000 intrinsic value at December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, aggregate intrinsic values of options exercised under our stock option plans were approximately $12,000 and $1.3  million, respectively, determined as of the date of the stock option exercise.

Details of our stock options by exercise price are as follows as of December 31, 2019:

	Options Outstanding			Options Exercisable
	Number of	Weighted-Average
	Outstanding	Remaining	Weighted-Average	Number of	Weighted-Average
Exercise Price	Options	Contractual Life (in years)	Exercise Price	Options	Exercise Price
$1.68 - $1.96	479,134	9.51	$1.95	10,834	$1.68
$2.00 - $2.00	4,426,817	8.57	2.00	821,292	2.00
$2.02 - $2.14	3,814,210	5.97	2.11	3,433,546	2.12
$2.21 - $2.74	3,621,639	6.88	2.52	2,590,664	2.62
$2.76 - $3.80	3,231,670	5.83	3.50	2,676,557	3.50
$3.84 - $4.49	3,777,761	6.48	4.32	2,952,367	4.31
$4.53 - $9.62	3,319,473	1.63	7.50	3,319,473	7.50
$1.68 - $9.62	22,670,704	6.13	3.51	15,804,733	3.97

Employee Stock Purchase Plan

Our Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 747,691,  783,984 and 403,302 shares of common stock during 2019, 2018 and 2017, respectively, pursuant to the Purchase Plan at an average price of $1.92,  $1.92 and $1.87, respectively. For 2019, 2018 and 2017, the weighted average fair value of awards granted under our Purchase Plan was $1.07,  $1.27 and $0.99, respectively. As of December 31, 2019, we had 583,893 reserved shares of common stock available for future issuance under the Purchase Plan.

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black‑Scholes option pricing model, which uses weighted‑ average assumptions. Our Purchase Plan provides for a 24- month offering period comprised of four six‑month purchase periods with a look‑back option. A look‑back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2020 because the fair market value of our stock on December 31, 2019 was lower than the fair market value of our stock on January 1, 2019, the first day of the offering period. We applied modification accounting in accordance with the relevant accounting guidance.  The total incremental fair value associated with this Purchase Plan “reset” was approximately $753,000 and will be recognized as expense from the period from January 1, 2020 to December 31, 2021.

The following table summarizes the weighted‑average assumptions related to our Purchase Plan for the years ended December 31, 2019, 2018 and 2017. Expected volatilities for our Purchase Plan are based on the two‑year historical volatility of our stock. Expected term represents the weighted‑ average of the purchase periods within the offering period. The risk‑free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Year Ended
	December 31,
	2019	2018	2017
Risk-free interest rate	2.7%	2.4%	0.5%
Expected term (in years)	1.5	1.3	1.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.6%	66.2%	63.1%

7. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2019	2018
Cash	$3,371	$2,626
Money market funds	7,457	9,106
U.S. treasury bills	12,539	—
Government-sponsored enterprise securities	19,017	7,872
Corporate bonds and commercial paper	55,694	108,933
	$98,078	$128,537
Reported as:
Cash and cash equivalents	$22,521	$76,322
Short-term investments	75,557	52,215
	$98,078	$128,537

Cash equivalents and short-term investments included the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$12,532	$8	$(1)	$12,539
Government-sponsored enterprise securities	$19,010	$8	$(1)	$19,017
Corporate bonds and commercial paper	55,685	14	(5)	55,694
Total	$87,227	$30	$(7)	$87,250

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$7,873	$—	$(1)	$7,872
Corporate bonds and commercial paper	108,957	2	(26)	108,933
Total	$116,830	$2	$(27)	$116,805

As of December 31, 2019, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted‑average time to maturity of approximately 117 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of December 31, 2019 through their respective maturity dates. At December 31, 2019, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of December 31, 2019, a total of 19 individual securities had been in an unrealized loss position for 12 months or less and the losses were deemed to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at December 31, 2019.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2019	Fair Value	Unrealized Losses
U. S. treasury bills	$4,512	$(1)
Government-sponsored enterprise securities	8,009	(1)
Corporate bonds and commercial paper	18,731	(5)
Total	$31,252	$(7)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$7,457	$—	$—	$7,457
U.S. treasury bills	—	12,539	—	12,539
Government-sponsored enterprise securities	—	19,017	—	19,017
Corporate bonds and commercial paper	—	55,694	—	55,694
Total	$7,457	$87,250	$—	$94,707

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$9,106	$—	$—	$9,106
Government-sponsored enterprise securities	—	7,872	—	7,872
Corporate bonds and commercial paper	—	108,933	—	108,933
Total	$9,106	$116,805	$—	$125,911

9. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$11,627	$11,317
Computer and software	1,622	1,521
Furniture and equipment	1,391	1,403
Fixed assets in progress	564	—
Total property and equipment	15,204	14,241
Less accumulated depreciation and amortization	(13,045)	(12,854)
Property and equipment, net	$2,159	$1,387

During 2019 and 2018, we disposed fixed assets of approximately $496,000 and $18,000, respectively.

Total depreciation and amortization expense were $683,000, $594,000 and  $465,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $14.0 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

We recorded rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. Further, in conjunction with our facilities lease, we have previously issued to our landlord warrants to purchase our common stock.  We have previously capitalized the fair value of these warrants at issuance as part of our other long-term assets and they were amortized up to January 31, 2018. The liability arising from this sublease agreement was determined using a credit-adjusted risk-free rate to discount the estimated future net cash flows. The changes in the liability related to the sublease agreement during the years ended December 31, 2018 and 2017 were as follows (in thousands):

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

As a result of the adoption of Topic 842 on January 1, 2019, we recognized $32.8 million in operating right-of-use asset and $33.2 million in lease liability, and derecognized $399,000 of deferred rent in the balance sheet at adoption date. These were calculated using the present value of our remaining lease payments using an estimated incremental borrowing rate of 9%, which represented the weighted average discount rate for our lease. There was no cumulative-effect adjustment on our accumulated deficit as of January 1, 2019. As of December 31, 2019, we had operating lease right-of-use asset of $25.7 million and lease liability of $27.0 million in the balance sheet. The weighted average remaining term of our lease as of December 31, 2019 was 3.08 years.

For the year ended December 31, 2019, the components of our operating lease expense was as follows (in thousands):

Year Ended
December 31, 2019
Fixed operating lease expense	$5,248
Variable operating lease expense	745
Total operating lease expense	$5,993

Supplemental information related to our operating lease for the years ended December 31, 2019 was as follows (in thousands):

Cash payments included in the measurement of operating lease liabilities	$9,321
Right-of-use asset obtained in exchange for operating lease obligations	—

At the time of adoption, we did not have any additional significant lease that had not yet commenced.

For the year ended December 31, 2019, we have the following operating sublease information (in thousands):

Year Ended
December 31, 2019
Fixed sublease expense	$4,381
Variable sublease expense	829
Sublease income	(5,210)
Net	$—

At December 31, 2019, future minimum lease payments and obligations under our noncancelable operating lease, net of expected sublease receipts, were as follows (in thousands):

	Operating	Sublease
For years ending December 31,	Lease	Receipts	Net
2020	$9,694	$(4,360)	$5,334
2021	10,082	(4,534)	5,548
2022	10,485	(4,716)	5,769
2023	877	(394)	483
Total minimum payments required	$31,138	$(14,004)	$17,134

Rent expense under our operating lease amounted to approximately $6.0 million, $6.0 million and $6.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The rent expense during the years ended December 31, 2019, 2018 and 2017 were net of sublease income, subtenant’s share of certain facilities operating expense and amortization of deferred liability in the aggregate total of $5.2 million,  $5.1 million, and $8.0 million, respectively.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2019 and 2018, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

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

12. INCOME TAXES

For the years ended December 31, 2019, 2018 and 2017, our loss before income taxes was from domestic operations. For the years ended December 31, 2019, 2018 and 2017, we did not record provision for income taxes other than minimum state taxes due to our net loss.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$240,157	$226,388
Orphan drug and research and development credits	59,603	55,276
Deferred compensation	8,817	7,155
Lease liabilities	6,989	—
Capitalized research and development expenses	2,282	424
Other, net	529	809
Deferred tax liabilities
Operating lease right-of-use asset	(6,719)	—
Total net deferred tax assets	311,658	290,052
Less: valuation allowance	(311,658)	(290,052)
Deferred tax assets, net of allowance	$—	$—

The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory tax rate	(21.0)%	(21.0)%	(34.0)%
Federal statutory rate reduction	—%	—%	160.2%
State, Net of Federal Benefit	0.1%	—%	—%
Valuation allowance	21.7%	16.3%	(126.5)%
Stock compensation	2.8%	8.2%	5.7%
Orphan drug and research and development credits	(5.1)%	(3.7)%	(3.6)%
Other, net	1.5%	0.2%	(1.8)%
Effective tax rate	0.0%	0.0%	0.0%

In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating loss carryovers and tax credits to offset future taxable income. Our existing net operating loss carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our net operating loss carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2019. We did not experience any significant changes in ownership in 2019, 2018, and 2017. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

As of December 31, 2019, we had net operating loss carryforwards for federal income tax purposes of approximately $1.0 billion. Of the federal net operating loss carryforward, $897.7 million, which expire beginning in the year 2020 and the remaining net operating loss carryforwards can be carried forward indefinitely, subject to annual limitation of 80% of taxable income. We also had state net operating loss carryforwards of approximately $406.2 million, which expire beginning in the year 2028.

We have general business credits of approximately $43.8 million, which will expire beginning in 2023, if not utilized, and is comprised of research and development credits and orphan drug credits. We also have state research and development tax credits of approximately $29.5 million, which have no expiration date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $21.6 million and increased by approximately $8.4 million for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018
Balance at the beginning of the year	$7,849	$7,430
Increase related to current year tax positions	509	419
Balance at the end of the year	$8,358	$7,849

Included in the balance of unrecognized tax benefits at December 31, 2019 and 2018 respectively, are $7.2 million and $6.8 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.  No income tax benefit would be realized due to our valuation allowance position.

We are subject to federal income tax and various state taxes. Because of net operating loss and research credit carryovers, substantially all of our tax years remain open to examination.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We currently have no tax positions that would be subject to interest or penalties.

13.  DEBT

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

As discussed above, at closing of the Credit Agreement, $10.0 million was funded in an initial tranche. The facility also gives us the ability to access an additional $50.0 million at our option, of which $40.0 million is subject to the achievement of certain customary conditions. The following table presents the future minimum payments we expect to make on our outstanding loan as of December 31, 2019 (in thousands):

Year Ending December 31,
2021	$556
2022	3,333
2023	3,333
2024	2,778
Principal amount (initial tranche)	$10,000

We paid certain costs and fees totaling $211,000 which were recorded as a direct deduction from the term loan on the balance sheet and are being amortized ratably as interest expense over the term of the loan, using the effective interest method. As of December 31, 2019, the unamortized issuance costs and debt discounts amounted to $191,000.

Interest expense, including amortization of the debt discount, related to the Credit Agreement was $237,000 for the year ended December 31, 2019. Accrued interest was $62,000 as of December 31, 2019. As of December 31, 2019, the outstanding balance of the loan was $9.8 million, net unamortized debt discount.

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum net revenues and $10.0 million of cash upon the draw of tranche three or tranche four. As of December 31, 2019, we were not in violation of any covenants.

14. SELECTED QUARTERLY FINANCIAL DATA

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(unaudited, in thousands, except per share amounts)
Revenue	$12,624	$10,407	$20,857	$15,400	$—	$1,787	$4,865	$37,857
Gross profit*	$7,947	$9,862	$11,406	$13,651	$—	$1,757	$4,796	$7,107
Net loss	$(17,598)	$(20,606)	$(11,490)	$(17,200)	$(24,385)	$(25,557)	$(23,766)	$3,228
Net income (loss) per share, basic and diluted:	$(0.11)	$(0.12)	$(0.07)	$(0.10)	$(0.17)	$(0.16)	$(0.14)	$0.02
Weighted average shares used in computing net income (loss) per share:
Basic	167,173	167,191	167,609	167,619	147,114	161,577	166,464	166,680
Diluted	167,173	167,191	167,609	167,745	147,114	161,577	166,464	167,617

*Gross profit is computed as Net product sales less Cost of product sales. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of sales during the periods disclosed above.

15. SUBSEQUENT EVENT

In January 2020, we received EC approval of our MAA for fostamatinib for the treatment of chronic immune thrombocytopenia in adult patients who are refractory to other treatments. With this approval, we received in February 2020 a $20.0 million payment, which is comprised of a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. The above milestone payment will be allocated to the distinct performance obligation in the collaboration agreement with Grifols.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rigel Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
February 27, 2020

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions “Election of Directors” and “Management—Executive Officers” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019. Such information is incorporated herein by reference.

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

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019. Such information, if any, is incorporated herein by reference.

Item 11.  Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019. Such information is incorporated herein by reference.

Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019. Such information is incorporated herein by reference.

Information regarding our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019. Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019. Such information is incorporated herein by reference.

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

4.1#	Description of Capital Stock

4.2	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S‑1 (No. 333‑45864), as amended, and incorporated herein by reference).

4.3	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) dated June 24, 2003, and incorporated herein by reference).

4.4

Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009 (No. 000‑29889) and incorporated herein by reference).

4.5	Form of Debt Indenture (filed as an exhibit to Rigel’s Registration Statement on Form S-3 (No. 333‑223564) dated March 9, 2018, and incorporated herein by reference).
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

4.8

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

10.3*

Amendment to Build‑to‑Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10‑K, as amended, for the fiscal year ended December 31, 2002 (No. 000‑29889) and incorporated herein by reference).

10.4

Amendment No. Two to Build‑to‑Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009 (No. 000‑29889) and incorporated herein by reference).

10.5

Amendment No. Three to Build‑to‑Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009 (No. 000‑29889) and incorporated herein by reference).

10.6

Amendment No. Four to Build‑to‑Suit Lease between Rigel and HCP BTC, LLC, dated February 1, 2009 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009 (No. 000‑29889) and incorporated herein by reference).

10.7*

Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2002 (No. 000‑29889) and incorporated herein by reference).

10.8+

Offer Letter from Rigel Pharmaceuticals, Inc. to Anne-Marie Duliege, dated February 4, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (No. 000-29889) filed on May 3, 2016 and incorporated herein by reference).

10.9+*

Offer Letter from Rigel Pharmaceuticals, Inc. to Eldon C. Mayer III, dated September 12, 2016 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (No. 000-29889) filed on November 1, 2016 and incorporated herein by reference).

10.10+^#	Offer Letter from Rigel Pharmaceuticals, Inc. to Wolfgang Dummer, dated October 3, 2019.

10.11+	Form of Indemnity Agreement (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2007 (No. 000‑29889), as amended, and incorporated herein by reference).

10.12+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S‑8 (No. 333‑189523) filed on June 21, 2013 and incorporated herein by reference).

10.13+

2000 Non‑Employee Directors’ Stock Option Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017 (No. 000‑29889) filed on August 21, 2017 and incorporated herein by reference).

10.14+

Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.15+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.16*

License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2010 (No. 000‑29889) and incorporated herein by reference).

10.17+

2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (No. 000-29889) filed on August 21, 2017 and incorporated herein by reference).

10.18+

Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2011 (No. 000‑29889) and incorporated herein by reference).

10.19+*

Rigel Pharmaceuticals, Inc. Inducement Plan, as amended (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 (No. 000‑29889) filed on March 6, 2018, and incorporated herein by reference).

10.20+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Rigel Inducement Plan (filed as an exhibit to Rigel’s Current Report on Form 8‑K (No. 000‑29889) filed on October 11, 2016, and incorporated herein by reference).

10.21

Amendment No. Five to Build‑to‑Suit Lease between Rigel Pharmaceuticals, Inc. and HCP BTC, LLC, dated July 24, 2017 (filed as an exhibit to Rigel’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 (No. 000‑29889) filed on March 6, 2018, and incorporated herein by reference).

10.22+	2018 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 1, 2018, and incorporated herein by reference).
10.23+	Executive Severance Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (No. 000-29889) filed on May 1, 2018 and incorporated herein by reference).
10.24

2018 Equity Incentive Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (No. 000-29889) filed on August 6, 2019 and incorporated herein by reference).

10.25+*

Offer Letter from Rigel Pharmaceuticals, Inc. to Dean Schorno, dated May 22, 2018 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (No. 000-29889) filed on August 8, 2018 and incorporated herein by reference).

10.26

Collaboration and License Agreements with Kissei Pharmaceutical Co., Ltd. (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018 (No. 000-29889) filed on February 28, 2019 and incorporated herein by reference).

10.27

Supply Agreements with Kissei Pharmaceutical Co., Ltd. (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018 (No. 000-29889) filed on February 28, 2019 and incorporated herein by reference).

10.28

Credit and Security Agreement with MidCap Financial Trust (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (No. 000-29889) filed on November 5, 2019 and incorporated herein by reference).

10.29

Exclusive Commercialization License Agreement with Grifols Worldwide Operations Limited (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (No. 000-29889) filed on May 7, 2019 and incorporated herein by reference).

10.30+	2019 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 1, 2019, and incorporated herein by reference).

10.31+	2020 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on November 22, 2019, and incorporated herein by reference).

23.1#	Consent of Independent Registered Public Accounting Firm.

24.1#	Power of Attorney (included on signature page).

31.1#	Certification required by Rule 13a‑14(a) or Rule 15d‑14(a).

31.2#	Certification required by Rule 13a‑14(a) or Rule 15d‑14(a).

32.1•	Certification required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

+Management contract or compensatory plan.

*Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

^Certain portions of this agreement have been omitted because the omitted portions are both not material and would likely cause competitive harm if publicly disclosed.

#Filed herewith.

•The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10‑K pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on February 27, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Raul R. Rodriguez	Chief Executive Officer and Director	February 27, 2020
Raul R. Rodriguez	(Principal Executive Officer)

/s/ Dean L. Schorno	Chief Financial Officer	February 27, 2020
Dean L. Schorno	(Principal Financial Officer)

/s/ Gary A. Lyons	Chairman of the Board	February 27, 2020
Gary A. Lyons

/s/ Bradford S. Goodwin	Director	February 27, 2020
Bradford S. Goodwin

/s/ Keith A. Katkin	Director	February 27, 2020
Keith A. Katkin

/s/ Walter H. Moos	Director	February 27, 2020
Walter H. Moos

/s/ Jane Wasman	Director	February 27, 2020
Jane Wasman

/s/ Brian L. Kotzin	Director	February 27, 2020
Brian L. Kotzin

/s/ Gregg Lapointe	Director	February 27, 2020
Gregg Lapointe