Form 10-Q
period 2020-03-31
RIGEL PHARMACEUTICALS INC
filed 2020-05-05
CIK 1034842

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

Commission File Number 0-29889

Rigel Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3248524
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1180 Veterans Blvd.
South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(650) 624-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	RIGL	The Nasdaq Stock Market LLC

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

As of May 1, 2020, there were 168,569,525 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2020	2019(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,225	$22,521
Short-term investments	50,701	75,557
Accounts receivable, net	9,660	10,111
Inventories	1,622	1,354
Prepaid and other current assets	9,124	9,462
Total current assets	116,332	119,005
Property and equipment, net	2,595	2,159
Operating lease right-of-use asset	23,775	25,709
Other assets	661	696
	$143,363	$147,569
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,207	$4,152
Accrued compensation	5,507	8,819
Accrued research and development	6,695	5,960
Other accrued liabilities	6,930	6,721
Lease liabilities, current portion	7,780	7,272
Deferred revenue, current portion	2,053	25,288
Total current liabilities	31,172	58,212

Long-term portion of deferred revenue	1,558	1,404
Long-term portion of lease liabilities	17,305	19,230
Loans payable, net of discount	9,829	9,810
Other long-term liabilities	5,000	5,098

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	169	168
Additional paid-in capital	1,333,237	1,329,852
Accumulated other comprehensive income	78	23
Accumulated deficit	(1,254,985)	(1,276,228)
Total stockholders’ equity	78,499	53,815
	$143,363	$147,569

(1)	The balance sheet at December 31, 2019 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2019.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Product sales, net	$12,680	$8,054
Contract revenues from collaborations	43,081	4,570
Total revenues	55,761	12,624

Costs and expenses:
Cost of product sales	155	107
Research and development	16,149	10,949
Selling, general and administrative	18,430	19,946
Total costs and expenses	34,734	31,002

Income (loss) from operations	21,027	(18,378)
Interest income	358	780
Interest expense	(142)	—
Net income (loss)	$21,243	$(17,598)

Net income (loss) per share, basic and diluted
Basic	$0.13	$(0.11)
Diluted	$0.13	$(0.11)

Weighted average shares used in computing net income (loss) per share
Basic	168,469	167,173
Diluted	168,568	167,173

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$21,243	$(17,598)
Other comprehensive income:
Net unrealized gain on short-term investments	55	34

Comprehensive income (loss)	$21,298	$(17,564)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands,  except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	167,987,850	$168	$1,329,852	$23	$(1,276,228)	$53,815
Net income	—	—	—	—	21,243	21,243
Net unrealized gain on short-term investments	—	—	—	55	—	55
Issuance of common stock upon exercise of options	581,675	1	1,335	—	—	1,336
Stock compensation expense	—	—	2,050	—	—	2,050
Balance at March 31, 2020	168,569,525	$169	$1,333,237	$78	$(1,254,985)	$78,499

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	167,171,505	$167	$1,319,068	$(24)	$(1,209,334)	$109,877
Net loss	—	—	—	—	(17,598)	(17,598)
Net unrealized gain on short-term investments	—	—	—	34	—	34
Issuance of common stock upon exercise of options	7,583	—	16	—	—	16
Stock compensation expense	—	—	2,986	—	—	2,986
Balance at March 31, 2019	167,179,088	$167	$1,322,070	$10	$(1,226,932)	$95,315

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$21,243	$(17,598)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	2,024	2,953
Depreciation and amortization	171	164
Non-cash operating lease expense	1,934	1,691
Net amortization and accretion of discount on short-term investments and term loan	(138)	(282)
Changes in assets and liabilities:
Accounts receivable, net	451	(1,537)
Inventories	(242)	(203)
Prepaid and other current assets	338	(863)
Other assets	35	6
Accounts payable	(1,945)	(5,212)
Accrued compensation	(3,312)	(5,520)
Accrued research and development	735	236
Other accrued liabilities	209	1,642
Lease liability	(1,417)	(1,522)
Deferred revenue	(23,081)	25,476
Deferred rent and other long-term liabilities	(98)	—
Net cash used in operating activities	(3,093)	(569)
Investing activities
Purchases of short-term investments	(13,352)	(19,871)
Maturities of short-term investments	38,420	19,175
Capital expenditures	(607)	(377)
Net cash provided by (used in) investing activities	24,461	(1,073)
Financing activities
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	1,336	16
Net cash provided by financing activities	1,336	16
Net increase (decrease) in cash and cash equivalents	22,704	(1,626)
Cash and cash equivalents at beginning of period	22,521	76,322
Cash and cash equivalents at end of period	$45,225	$74,696
Supplemental disclosure of cash flow information
Interest paid	$203	$—

See Accompanying Notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.Nature of Operations

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first U.S. Food and Drug Administration (FDA) approved product is TAVALISSE® (fostamatinib disodium hexahydrate), the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The marketing authorization application (MAA) for fostamatinib was approved by the European Commission (EC) in Europe in January 2020 for the treatment of chronic ITP in adult patients who are refractory to other treatments, and will be marketed in Europe under the name TAVLESSE® (fostamatinib). Our clinical programs include a Phase 3 study of fostamatinib in warm autoimmune hemolytic anemia (AIHA); a completed Phase 1 study of R835, a proprietary molecule from our interleukin receptor associated kinase (IRAK 1/4) inhibitor program; and an ongoing Phase 1 study of R552, a proprietary molecule from our receptor-interacting protein kinase (RIP1) inhibitor program. In addition, we have product candidates in clinical development with partners BerGenBio ASA (BerGenBio), Daiichi Sankyo (Daiichi), Aclaris Therapeutics (Aclaris), and AstraZeneca AB (AZ).

2.Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2019 has been derived from audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because certain disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

3.Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13—Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. We adopted this new standard on January 1, 2020 with no material impact on our financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods therein. We adopted this new standard on January 1, 2020 with no material impact on our financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18—Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted this new standard on January 1, 2020 with no material impact on our financial statements and related disclosures.

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

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. At March 31, 2020 and December 31, 2019, our physical inventory included active pharmaceutical product of which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at each balance sheet date.

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

All of our leases outstanding as of March 31, 2020 continued to be classified as operating leases. We recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As our lease does not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset includes any lease payments made prior to commencement. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

Income Taxes

Income taxes have been provided using the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and net operating loss and tax credit carryforwards measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse or the carryforwards are utilized. Valuation allowances are established when it is determined that it is more likely than not that such assets will not be realized.

We account for uncertain tax positions consistent with authoritative guidance. The guidance prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not expect any material change in our unrecognized tax benefits over the next twelve months. We recognize interest and penalties related to unrecognized tax benefits as a component of income taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available. While we continue to evaluate the impact of the CARES Act, we do not currently believe it will have a material impact on our financial statements or related disclosures.

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

5.Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted‑average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted‑average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include warrant and stock options and shares issuable under our Purchase Plan. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
EPS Numerator:
Net income (loss)	$21,243	$(17,598)
EPS Denominator—Basic:
Weighted-average common shares outstanding	168,469	167,173
EPS Denominator—Diluted:
Weighted-average common shares outstanding	168,469	167,173
Dilutive effect of stock options, shares under ESPP and warrant	99	—
Weighted-average shares outstanding and common stock equivalents	168,568	167,173
Net income (loss) per common share:
Basic	$0.13	$(0.11)
Diluted	$0.13	$(0.11)

We had securities which could potentially dilute basic earnings per share, but were excluded from the computation of diluted earnings (loss) per share for all periods presented, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Outstanding stock options	23,206	25,126
Purchase Plan	—	130
Total	23,206	25,256

6.Stock-Based Compensation

Total stock-based compensation related to all of our share-based payments that we recognized for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Selling, general and administrative	$1,330	$2,166
Research and development	694	787
Total stock-based compensation expense	$2,024	$2,953

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Risk-free interest rate	1.3%	2.6%
Expected term (in years)	6.5	6.6
Dividend yield	0.0%	0.0%
Expected volatility	65.4%	65.9%

The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 6,147,290 shares of common stock during the three months ended March 31, 2020 with a grant-date weighted-average fair value of $1.45 per share. As of March 31, 2020, we had 776,250 shares of outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones was not considered as probable. Accordingly, none of the stock-based compensation expense of $1.2 million  has been recognized as expense as of March 31, 2020.

As of March 31, 2020, there were approximately $14.8 million of unrecognized stock-based compensation cost related to time-based stock options and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable.

At March 31, 2020, there were 11,291,451 shares of common stock available for future grant under our equity incentive plans and 581,675 options to purchase shares were exercised during the three months ended March 31, 2020.

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

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our Purchase Plan provides for a twenty-four-month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2020 because the fair market value of our stock on December 31, 2019 was lower than the fair market value of our stock on January 1, 2019, the first day of the offering period. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this Purchase Plan “reset” was approximately $753,000 and is being recognized as expense from January 1, 2020 to December 31, 2021.

As of March 31, 2020, there were 583,893 shares reserved for future issuance under the Purchase Plan and there was $926,000 of unrecognized stock-based compensation cost related to our Purchase Plan.  The following table summarizes the weighted-average assumptions related to our Purchase Plan for the three months ended March 31, 2020 and 2019. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Three Months Ended
	March 31,
	2020	2019
Risk-free interest rate	1.6%	2.7%
Expected term (in years)	1.6	1.5
Dividend yield	0.0%	0.0%
Expected volatility	57.7%	62.6%

7.Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Product sales:
Gross product sales	$15,371	$9,916
Discounts and allowances	(2,691)	(1,862)
Product sales, net	$12,680	$8,054

Revenues from collaborations:
License revenues	39,858	4,499
Research and development services and others	3,223	71
Total revenues from collaborations	43,081	4,570
Total revenues	$55,761	$12,624

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2020	2019
Grifols	77%	36%
ASD Healthcare and Oncology Supply	12%	33%
McKesson Specialty Care Distribution Corporation	9%	24%

We commenced commercial sale of TAVALISSE in the U.S. in May 2018 after FDA approval in April 2018.  Our MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments was approved by the EC in January 2020.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2020 and 2019 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2020	$1,293	$1,801	$238	$3,332
Provision related to current period sales	1,487	745	—	2,232
Credit or payments made during the period	(1,324)	(627)	(58)	(2,009)
Balance at March 31, 2020	$1,456	$1,919	$180	$3,555

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2019	$622	$843	$170	$1,635
Provision related to current period sales	855	706	99	1,660
Credit or payments made during the period	(735)	(323)	—	(1,058)
Balance at March 31, 2019	$742	$1,226	$269	$2,237

The discounts and allowances from gross product sales for the three months ended March 31, 2020 of $2.7 million in the first table above includes the provision for current period sales of $2.2 million which formed part of Other Accrued Liabilities in the balance sheet of which $3.5 million remained outstanding as of March 31, 2020. Of the $2.7 million discounts and allowances from gross sales,  $467,000 is recorded as reduction in accounts receivable and prepaid and other current assets in the balance sheet.

As of March 31, 2020, we have accounts receivable from Aclaris of $1.0 million, relative to the first amendment to the license and collaboration agreement with Aclaris. We determined that no allowance for doubtful accounts was necessary for our accounts receivable as of March 31, 2020.

8.Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of March 31, 2020, we are a party to collaboration agreements with ongoing performance obligations with Kissei Pharmaceutical Co., Ltd. (Kissei) for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea and with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey and with Medison Pharma Ltd. (Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Canada and Israel. As of March 31, 2020, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $611.7 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $70.5 million relates to the achievement of development events, up to $165.2 million relates to the achievement of regulatory events and up to $376.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Grifols License Agreement

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $20.0 million payment upon approval from the European Medicines Agency (EMA) for fostamatinib in chronic ITP as discussed below. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP and AIHA, in Europe and Turkey. The agreement also requires us to conduct the Phase 3 trial in AIHA in the U.S.

In January 2020, we received EC’s approval of our MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a $20.0 million non-refundable payment in February 2020, which is comprised of a $17.5 million for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of the collaboration agreement. The $20.0 million payment will be allocated to the distinct performance obligation in the collaboration agreement with Grifols.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our ongoing long-term open-label extension study on patients with ITP, and (c) performance of clinical services related to our Phase 3 study in AIHA. In addition, we will enter into a commercial supply agreement for the licensed territories. We concluded each of these performance obligations is distinct. We based our assessment on the following: (i) our assessment that Grifols can benefit from the license on its own by developing and commercializing the underlying product using its own resources, and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Upon execution of our agreement with Grifols, we determined that the upfront fee of $5.0 million, which is the non-refundable portion of the $30.0 million upfront fee, represented the transaction price. In the first quarter of 2020, we revised the transaction price to include the $25.0 million of the upfront payment that is no longer refundable under our agreement and the $20.0 million payment received that is no longer constrained. We allocated the updated transaction price to the distinct performance obligations in our collaboration agreement based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the research and regulatory services, we estimated the standalone selling price using the cost plus expected margin approach. As a result of the adjusted transaction price, adjustments are recorded on a cumulative catch-up basis, and recorded as part of contract revenues from collaborations in the first quarter of 2020.

The remaining future variable consideration of $277.5 million related to future regulatory and commercial milestones were fully constrained until we can ascertain that significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related the research and regulatory services throughout the term of the respective clinical programs using the input method. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three months ended March 31, 2020, we recognized $39.9 million in revenues related to the licensed rights in intellectual property and $3.2 million in revenues related to the research services performed.  Deferred revenues as of March 31, 2020 was $2.2 million.

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

We did not recognize any revenues during the three months ended March 31, 2020. At March 31, 2020, deferred revenues related to the unsatisfied performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $1.4 million.

Other license agreements

As of March 31, 2020, we have accounts receivable of $1.0 million relative to the first amendment to the license and collaboration agreement with Aclaris executed in the fourth quarter of 2019, of which $500,000 was received in April 2020.

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada pursuant to which we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement. Accrued interest expense related to this financing arrangement as of March 31, 2020 is immaterial.

9.Inventories

As of March 31, 2020 and December 31, 2019, we have the following inventories (in thousands):

	March 31,	December 31,
	2020	2019
Work in process	$383	$810
Finished goods	1,239	544
Total	$1,622	$1,354

As of March 31, 2020, we have $3.0 million in advance payments to our manufacturer of our raw materials, which is included as part of “Prepaid and other current assets” in our condensed balance sheet. We take ownership of such raw materials when they are completed and delivered to us.

10.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Cash	$3,131	$3,371
Money market funds	35,401	7,457
U.S. treasury bills	9,544	12,539
Government-sponsored enterprise securities	8,635	19,017
Corporate bonds and commercial paper	39,215	55,694
	$95,926	$98,078
Reported as:
Cash and cash equivalents	$45,225	$22,521
Short-term investments	50,701	75,557
	$95,926	$98,078

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$9,512	$32	$—	$9,544
Government-sponsored enterprise securities	$8,612	$23	$—	$8,635
Corporate bonds and commercial paper	39,192	32	(9)	39,215
Total	$57,316	$87	$(9)	$57,394

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$12,532	$8	$(1)	$12,539
Government-sponsored enterprise securities	19,010	8	(1)	$19,017
Corporate bonds and commercial paper	55,685	14	(5)	55,694
Total	$87,227	$30	$(7)	$87,250

As of March 31, 2020, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 87 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of March 31, 2020 through their respective maturity dates. At March 31, 2020, we had no investments that had been in a continuous unrealized loss position for more than 12 months.  As of March 31, 2020, a total of 10 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at March 31, 2020.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

March 31, 2020	Fair Value	Unrealized Losses
Corporate bonds and commercial paper	$13,665	$(9)
Total	$13,665	$(9)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$35,401	$—	$—	$35,401
U.S. treasury bills	—	9,544	—	9,544
Government-sponsored enterprise securities	—	8,635	—	8,635
Corporate bonds and commercial paper	—	39,215	—	39,215
Total	$35,401	$57,394	$—	$92,795

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$7,457	$—	$—	$7,457
U.S. treasury bills	—	12,539	—	12,539
Government-sponsored enterprise securities	—	19,017	—	19,017
Corporate bonds and commercial paper	—	55,694	—	55,694
Total	$7,457	$87,250	$—	$94,707

12.Lease Agreements

We currently lease our research and office space under a noncancelable lease agreement with our landlord, Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC) which was originally set to expire in 2018. The lease term provides for renewal option for up to two additional periods of five years each. In July 2017, we exercised our option to extend the term of our lease for another five years through January 2023 and modified the amount of monthly base rent during such renewal period.

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $12.9 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

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

As a result of the adoption of Topic 842 on January 1, 2019, we recognized $32.8 million in operating right-of-use asset and $33.2 million in lease liability, and derecognized $399,000 of deferred rent in the balance sheet at adoption date. These were calculated using the present value of our remaining lease payments using an estimated incremental borrowing rate of 9%, which represented the weighted average discount rate for our lease. There was no cumulative-effect adjustment on our accumulated deficit as of January 1, 2019. As of March 31, 2020, we had operating lease right-of-use asset of $23.8 million and lease liability of $25.1 million in the balance sheet. The weighted average remaining term of our lease as of March 31, 2020 was 2.83 years.

During the quarter, we received reimbursements from our landlord for their partial share in the generator and boiler leasehold improvements. We record these leasehold improvement incentives as additional operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred. As of March 31, 2020, our leasehold improvement incentives amounted to $346,000.

For the three months ended March 31, 2020, the components of our operating lease expense were as follows (in thousands):

Three Months Ended
March 31, 2020
Fixed operating lease expense	$1,340
Variable operating lease expense	251
Total operating lease expense	$1,591

Supplemental information related to the Company’s operating lease for the three months ended March 31, 2020 were as follow (in thousands):

Cash payments included in the measurement of operating lease liabilities	$2,400
Right-of-use asset obtained in exchange for operating lease obligations	—

The following table presents the future lease payments of our operating lease liabilities as of March 31, 2020 (in thousands):

Remainder of 2020	$7,294
2021	10,082
2022	10,485
2023	877
Total operating lease payments	28,738
Less: imputed interest	(3,653)
Total operating lease liabilities	$25,085

For the three months ended March 31, 2020, we have the following operating sublease information (in thousands):

Three Months Ended
March 31, 2020
Fixed sublease expense	$1,095
Variable sublease expense	223
Sublease income	(1,318)
Net	$—

The following table presents the future lease payments we expect to receive under our sublease as of March 31, 2020 (in thousands):

Remainder of 2020	$3,280
2021	4,534
2022	4,716
2023	394
Total operating lease liabilities	$12,924

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

As discussed above, at closing of the Credit Agreement, $10.0 million was funded in an initial tranche. The facility also gives us the ability to access an additional $50.0 million at our option, of which $40.0 million is subject to the achievement of certain customary conditions. In March 2020, we signed a credit extension form for the second tranche amounting to $10.0 million, which we received in May 2020.

Excluding the second tranche of $10.0 million, the following table presents the future minimum payments we expect to make on our outstanding loan as of March 31, 2020 (in thousands):

Year Ending December 31,
2021	$556
2022	3,333
2023	3,333
2024	2,778
Principal amount (initial tranche)	$10,000

 We paid certain costs and fees totaling $211,000 which were recorded as a direct deduction from the term loan on the balance sheet and are being amortized ratably as interest expense over the term of the loan, using the effective interest method. As of March 31, 2020, the unamortized issuance costs and debt discounts amounted to $171,000.

Interest expense, including amortization of the debt discount and accretion of the final fees, related to the Credit Agreement was $241,000 for the three months ended March 31, 2020. Accrued interest was $62,000 as of March 31, 2020. As of March 31, 2020, the outstanding balance of the loan was $9.8 million, net of unamortized debt discount.

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum net revenues and $10.0 million of cash upon the draw of tranche three or tranche four. As of March 31, 2020, we were not in violation of any covenants.

14.Subsequent Events

Under our credit facility agreement with MidCap, in March 2020, we signed a credit extension form for the second tranche amounting to $10.0 million, which we received in May 2020. The facility also gives us the ability to access an additional $40.0 million at our option subject to the achievement of certain customary conditions.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our financial results for the three months ended March 31, 2020 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our expectations regarding the impact of the global COVID-19 pandemic; our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of TAVALISSE; in the U.S. and in Europe; risks that the FDA, EMA or other regulatory authorities may make adverse decisions regarding fostamatinib;  the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first U.S. Food and Drug Administration (FDA) approved product is TAVALISSE® (fostamatinib disodium hexahydrate), the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The marketing authorization application (MAA) for fostamatinib has been approved by the European Commission (EC) in Europe for the treatment of chronic ITP in adult patients who are refractory to other treatments, and will be marketed in Europe under the name TAVLESSE® (fostamatinib). Our clinical programs include a Phase 3 study of fostamatinib in warm autoimmune hemolytic anemia (AIHA); a completed Phase 1 study of R835, a proprietary molecule from our interleukin receptor associated kinase (IRAK 1/4) inhibitor program; and an ongoing Phase 1 study of R552, a proprietary molecule from our receptor-interacting protein kinase (RIP1) inhibitor program. In addition, we have product candidates in clinical development with partners BerGenBio ASA (BerGenBio), Daiichi Sankyo (Daiichi), Aclaris Therapeutics (Aclaris), and AstraZeneca AB (AZ).

Business Update

In the first quarter of 2020, 1,398 bottles of TAVALISSE were shipped to patients and clinics with net product sales increasing 57% year over year to $12.7 million. During the quarter, we experienced typical first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole, and were also impacted negatively by the COVID-19 pandemic in the latter part of the quarter. As of March 31, 2020, a total of 591 bottles remained in our distribution channels, a decrease of 5 bottles from the previous quarter.

Due to the ongoing COVID-19 global pandemic, resources have been deployed to enable our field-based employees to continue to engage remotely with health care providers.  These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE.

We are exploring opportunities to collaborate with research institutes to investigate the potential of TAVALISSE to treat COVID-19 pneumonia and related acute respiratory distress syndrome (ARDS). The SYK signaling pathway plays a known role in mediating the release of cytokines in response to the COVID-19 virus, providing scientific rationale for investigating the potential benefit of SYK-inhibition in these patients.

We currently do not anticipate disruption in the supply of TAVALISSE tablets and drug substance to meet the needs of our U.S. ITP commercial business, as well as our collaborative partners and clinical trials worldwide.

Our FORWARD study, a pivotal Phase 3 clinical trial in warm AIHA has enrolled 41 patients to date. Currently, the FORWARD study has over 80 active clinical trial sites established across 22 countries. A vast majority of these sites have temporarily postponed new patient enrollment due to the ongoing COVID-19 pandemic. As such, we are unable to provide guidance on the timing of enrollment completion. Enrollment is expected to regain momentum as conditions permit across our globally diverse clinical sites.

In February 2020, we received a $20.0 million payment from Grifols. The payment was received upon the EC approval of the MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. In addition, as a result of the EC approval, the $25.0 million of the $30.0 million upfront fee that we previously received from Grifols will no longer be repayable by us to Grifols. Fostamatinib will be marketed in Europe under the brand name TAVLESSE™ (fostamatinib).

With our cash and cash equivalents as of March 31, 2020 of approximately $95.9 million and expected cash flow from operations, we believe our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy for at least the next twelve months. In May 2020, we accessed the second $10.0 million tranche from our $60.0 million  credit facility with MidCap. The facility provides us with access to an additional $40.0 million which is subject to the achievement of certain conditions.

Update on Current and Potential Future Impact of COVID-19 to our Business

In December 2019, a novel coronavirus disease (COVID-19) was reported and in March 2020, the World Health Organization characterized COVID-19 as a global pandemic. With the global spread of the evolving COVID-19 pandemic, we have undertaken and plan to continue to undertake additional safety measures to keep our staff and their families safe and to help the communities where we live and work reduce the number of people exposed to the virus. We have closed our office in South San Francisco and required most of our personnel, including  our administrative employees to work remotely, restricted on-site staff to only those personnel who must perform essential activities, suspended new laboratory research and limited the number of staff in any given research and development laboratory.  In March 2020, through our existing Crisis Management Team (CMT), we also activated our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. Our

CMT meets regularly to assess the effectiveness of our business continuity plans and make adjustments accordingly as COVID-19 continues to evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, sales of our product, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners and our clinical and regulatory activities.

Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our product sales and may continue to negatively affect our product sales in the future. Resources have been deployed to enable our field team to have virtual engagements to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. As such, our field- based employees are continuing to engage remotely with health care providers.  Other commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives that were in live forums have been delayed or cancelled as a result of the COVID-19 pandemic. These activities have been re-instigated to take place virtually.

With respect to our supply chain, we currently do not anticipate significant disruption in the supply chain for our commercial product, TAVALISSE. However, we do not know the full extent of the impact on our supply chain if the COVID-19 pandemic continues and persists for an extended period of time.  We currently rely on third parties to, among other things, manufacture and ship our commercial product, raw materials and product supply for our clinical trials, perform quality testing and supply other goods and services to help manage our commercial activities, our clinical trials and our operations in the ordinary course of business. We have engaged actively with various elements of our supply chain and distribution channel, including our customers, contract manufacturers, and logistics and transportation provider, to meet demand for TAVALISSE and to remain informed of any challenges within our supply chain. We continue to monitor demand, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the evolving COVID-19 pandemic.

With respect to clinical development, we have taken, and continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible per recent FDA guidance and working with our investigators for appropriate care of these patients in a safe manner consistent with agency guidelines. We have a number of ongoing clinical trials, one of which is a global Phase 3 clinical study in warm AIHA. A number of our clinical trial investigators have paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled to protect both site staff and patients. We are making decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to the temporary pause of enrollment/screening where there is uncertainty around the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drug, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. At this time, however, we cannot currently fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to continue to initiate trial sites, continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on clinical study results including the timing thereof.

The COVID-19 pandemic has similarly affected our collaboration and licensing partners for the commercialization of fostamatinib globally, as well as in advancing our various clinical stage programs. We do not yet know the full impact of such disruptions in our partners’ ability to advance commercialization of fostamatinib in the market and the timing of enrollment and completion of various clinical trials being conducted by our collaboration partners.

See also the section titled “Risk Factors” herein for additional information on risks and uncertainties related to the ongoing COVID-19 pandemic.

Our Product Portfolio

The following table summarizes our portfolio:

Commercial Product

TAVALISSE in ITP

Disease background.  Chronic ITP affects an estimated 83,000 adult patients in the U.S. In patients with ITP, the immune system attacks and destroys the body’s own platelets, which play an active role in blood clotting and healing. ITP patients can suffer extraordinary bruising, bleeding and fatigue as a result of low platelet counts. Current therapies for ITP include steroids, platelet production boosters that imitate thrombopoietin (TPOs) and splenectomy.

Orally available fostamatinib program.  Taken in tablet form, fostamatinib blocks the activation of SYK inside immune cells. ITP is typically characterized by the body producing antibodies that attach to healthy platelets in the blood stream. Immune cells recognize these antibodies and affix to them, which activates the SYK enzyme inside the immune cell, and triggers the destruction of the antibody and the attached platelet. When SYK is inhibited by fostamatinib, it interrupts this immune cell function and allows the platelets to escape destruction. The results of our Phase 2 clinical trial, in which fostamatinib was orally administered to 16 adults with chronic ITP, published in Blood, showed that fostamatinib significantly increased the platelet counts of certain ITP patients, including those who had failed other currently available agents.

Our fostamatinib for immune thrombocytopenia (FIT) Phase 3 clinical program had a total of 150 ITP patients that were randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients were diagnosed with persistent or chronic ITP, and had blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects received fostamatinib orally at 100 mg twice daily (bid) and the other third received placebo on the same schedule. Subjects were expected to remain on treatment for up to 24 weeks. At week four of treatment, subjects who failed to meet certain platelet counts and met certain tolerability thresholds could have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program was a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation for fostamatinib for the treatment of ITP. In February 2020, Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labour and Welfare for R788 (fostamatinib) in chronic ITP.

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

TAVALISSE was approved by the FDA in April 2018 for the treatment of chronic ITP in adult patients who have had an insufficient response to a previous treatment, and successfully launched in the U.S. in May 2018. In January 2020, the EC granted our MAA in Europe for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments.

Commercial launch activities, including sales and marketing

A significant portion of our business operations were related to our commercial launch activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on targeting hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients.

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

Fostamatinib in Global Markets

Fostamatinib in Europe/Turkey

In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent ITP and AIHA, in Europe and Turkey. Pursuant to the terms of the license agreement, Grifols has exclusive rights to commercialize, and non-exclusive rights to develop, fostamatinib in Europe and Turkey. Grifols also received an exclusive option to expand the territory under its exclusive and non-exclusive licenses to include the Middle East, North Africa and Russia (including Commonwealth of Independent States).

We are responsible for performing and funding certain development activities for fostamatinib for ITP and AIHA and Grifols is responsible for all other development activities for fostamatinib in such territories. We remain responsible for the manufacture and supply of fostamatinib for all development and commercialization activities under the agreement. In December 2019, we entered into a Drug Product Purchase Agreement with Grifols wherein we agreed to supply and sell to Grifols at 30% mark up the drug product requested under an anticipated first and only purchase order until Grifols enters into a supply agreement directly with a third-party drug product manufacturer.

Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million, which included a $20.0 million non-refundable payment received in the first quarter of 2020, comprised of a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in Europe and Turkey. We retain the global rights to fostamatinib outside the Kissei, Grifols and Medison territories.

In January 2020, we received approval of our MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a $20.0 million payment as described above. During the regulatory review process, Grifols began preparing to launch the product in the major European markets and is now able to begin the regulatory processes for marketing in the individual countries.

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

In September 2019, our collaboration partner, Kissei, initiated a Phase 3 trial in Japan of fostamatinib in adult patients with chronic ITP. The efficacy and safety of orally administered fostamatinib will be assessed by comparing it with placebo in a randomized, double-blind study. Japan has the third highest prevalence of chronic ITP in the world behind the U.S. and EU. In February 2020, Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labour and Welfare for R788 (fostamatinib) in chronic ITP.

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

Clinical Stage Programs

Fostamatinib—AIHA

Disease background. AIHA is a rare, serious blood disorder where the immune system produces antibodies that result in the destruction of the body's own red blood cells. Symptoms can include fatigue, shortness of breath, rapid heartbeat, jaundice or enlarged spleen. While no medical treatments are currently approved for AIHA, physicians generally treat acute and chronic cases of the disorder with corticosteroids, other immuno-suppressants, or splenectomy. Research has shown that inhibiting SYK with fostamatinib may reduce the destruction of red blood cells. This disorder affects an estimated 45,000 Americans annually, for whom no approved treatment options currently exist.

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

In May 2019, we enrolled the first patient in the FORWARD study. We have enrolled 41 patients to date. Currently, the FORWARD study has over 80 active clinical trial sites established across 22 countries. A vast majority of these sites have temporarily postponed new patient enrollment due to the ongoing COVID-19 pandemic. As such, we are unable to provide guidance on the timing of enrollment completion. Enrollment is expected to regain momentum as conditions permit across our globally diverse clinical sites.

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

Initial data from our ongoing Phase 1 in healthy volunteers suggests that R552 has an attractive PK and safety profile with a half-life of approximately 14 hours which may allow for once a day dosing. In preclinical studies, R552 prevented joint and skin inflammation in a RIP1-mediated murine model of inflammation and tissue damage. In addition, we intend to search for a central nervous system molecule to potentially advance into the clinic.

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

In April 2020, BerGenBio announced that bemcentinib has been selected as the first potential treatment to be fast-tracked in a new UK national multi-center randomized Phase II clinical trial initiative to potentially receive an early indication of bemcentinib’s effectiveness in treating the most vulnerable patients with COVID-19.

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

Commercialization and Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of March 31, 2020, we are a party to collaboration agreements with ongoing performance obligations with Kissei Pharmaceutical Co., Ltd. (Kissei) for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea and with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey and with Medison Pharma Ltd. (Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA in Canada and Israel. As of March 31, 2020, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $611.7 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $70.5 million relates to the achievement of development events, up to $165.2 million relates to the achievement of regulatory events and up to $376.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Due to the COVID-19 pandemic, the commercial launch of fostamatinib in Europe by our partner, Grifols, could be delayed or undertaken in a virtual manner. In addition, our partner, Kissei is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan the timing and completion of which could be delayed due to the COVID-19 pandemic. At this time, however, we cannot fully forecast the scope of impacts that the COVID-19 pandemic may have under these partnerships.

Grifols License Agreement

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $20.0 million payment upon approval from the European Medicines Agency (EMA) for fostamatinib in chronic ITP as discussed below. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP and AIHA, in Europe and Turkey. The agreement also requires us to conduct the Phase 3 trial in AIHA in the U.S.

In January 2020, we received European Commission’s approval of our MAA for fostamatinib for the treatment of chronic immune thrombocytopenia in adult patients who are refractory to other treatments. With this approval, we received in February 2020 a $20.0 million non-refundable payment, which is comprised of a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. The above milestone payment will be allocated to the distinct performance obligation in the collaboration agreement with Grifols.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our ongoing long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 study in AIHA. In addition, we will enter into a commercial supply agreement for the licensed territories. We concluded each of these performance obligations is distinct. We based our assessment on the following: (i) our assessment that Grifols can benefit from the license on its own by developing and commercializing the underlying product using its own resources, and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Upon execution of our agreement with Grifols, we determined that the upfront fee of $5.0 million, which is the non-refundable portion of the $30.0 million upfront fee, represented the transaction price. In the first quarter of 2020, we revised the transaction price to include the $25.0 million of the upfront payment that is no longer refundable under our agreement and the $20.0 million payment received that is no longer constrained. We allocated the updated transaction price to the distinct performance obligations in our collaboration agreement based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the research and regulatory services, we estimated the standalone selling price using the cost plus expected margin approach. As a result of the adjusted transaction price, adjustments are recorded on a cumulative catch-up basis, and recorded as part of contract revenues from collaborations in the first quarter of 2020.

The remaining future variable consideration of $277.5 million related to future regulatory and commercial milestones were fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related the research and regulatory services throughout the term of the respective clinical programs using the input method. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three months ended March 31, 2020, we recognized $39.9 million in revenues related to the licensed rights in intellectual property and $3.2 million in revenues related to the research services performed. Deferred revenues as of March 31, 2020 was $2.2 million.

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

We did not recognize any revenues during the three months ended March 31, 2020. At March 31, 2020, deferred revenues related to the unsatisfied performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $1.4 million.

Other license agreements

As of March 31, 2020, we have accounts receivable of $1.0 million relative to the first amendment to the license and collaboration agreement with Aclaris executed in the fourth quarter of 2019, of which $500,000 was received in April 2020.

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada pursuant to which we received a $5.0 million upfront payment under our agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months that we obtain regulatory approval in Canada of the product for the indication of AIHA. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement. Accrued interest related to this financing arrangement as of March 31, 2020 is immaterial.

Results of Operations

Three Months Ended March 31, 2020

Revenues

	Three Months Ended
	March 31,		Aggregate
	2020	2019	Change
		(in thousands)
Product sales, net	$12,680	$8,054	$4,626
Contract revenues from collaborations	43,081	4,570	38,511
Total revenues	$55,761	$12,624	$43,137

The following table summarizes revenues from each of our customers and collaboration partners who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2020	2019
Grifols	77%	36%
ASD Healthcare and Oncology Supply	12%	33%
McKesson Specialty Care Distribution Corporation	9%	24%

Product sales during the three months ended March 31, 2020 and 2019 related to sales of TAVALISSE in the U.S. and represent increasing sales volume since we launched in May 2018. For the three months ended March 31, 2020, the increase in product sales was mainly due to TAVALISSE sales volume increase of 37% compared to the same period in 2019, as well as increases in the selling price of TAVALISSE. TAVALISSE has been prescribed across all lines of therapy in steroid refractory patients in ITP. It has been utilized by an increasing broad base of prescribers and community physicians, with growing early line use and continued strong refill rates.

We recognize product sales, net of discounts and allowances, that are described in “Note 3” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contract revenues from collaborations of $43.1 million in the first quarter of 2020 relate to revenue from the  upfront fee we previously received from Grifols in the first quarter of 2019, as well as the milestone payment received from Grifols in the first quarter of 2020 upon EC approval of the MAA for fostamatinib in Europe. For the same period in 2019, we recognized contract revenues of $4.6 million primarily from the $4.4 million of the $30.0 million upfront fee recognized as revenue upon delivery of license rights to Grifols and our performance of certain research and development services.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time. We cannot currently fully forecast the extent of the impacts that the COVID-19 pandemic may have  on our product sales. As of March 31, 2020, we had deferred revenues of $3.6 million which we will recognize as revenue upon satisfaction of our remaining performance obligations under our collaboration agreements with Grifols and Kissei.

Cost of Product Sales

	Three Months Ended
	March 31,		Aggregate
	2020	2019	Change
		(in thousands)
Cost of product sales	$155	$107	$48

We recognized $155,000 and $107,000 in cost of product sales during the three months ended March 31, 2020 and 2019, respectively, related to our product, TAVALISSE. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of product sales during the three months ended March 31, 2020 and 2019. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical product that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing.

Research and Development Expense

	Three Months Ended
	March 31,		Aggregate
	2020	2019	Change
		(in thousands)
Research and development expense	$16,149	$10,949	$5,200
Stock-based compensation expense included in research and development expense	$694	$787	$(93)

The increase in research and development expense for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to the $5.0 million ramp up in research and development cost for our on-going Phase 3 study in warm AIHA, Phase 1 study of our RIP1 inhibitor program and Phase 1 study in our IRAK 1/4 inhibitor program, as well as consultants and outside services of $300,000 and personnel-related expenses of $100,000 partially offset by a decrease of $200,000 in various third-party costs.

We expect our research and development expense in the remainder of 2020 will increase as we continue our activities in our Phase 3 warm AIHA studies and RIP1 and IRAK 1/4 programs. Although a vast majority of the clinical trial sites for our FORWARD study for warm AIHA have temporarily postponed new patient enrollment due to the ongoing COVID-19 pandemic, we expect to continue to incur expenses in managing the study and expenses related to measures to implement remote and virtual approaches, including remote patient monitoring  and other alternative course of actions to maintain our study in warm AIHA. We cannot currently fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to continue to initiate trial sites, continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on clinical study results including the timing thereof.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended
	March 31,		From January 1, 2007*
	2020	2019	to March 31, 2020

Categories:
Research	$2,675	$2,659	$246,730
Development	11,241	5,907	405,004
Other	2,233	2,383	246,915
	$16,149	$10,949	$898,649

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.5 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively and allocated stock-based compensation expense of approximately $694,000 and $787,000 for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2019, a major portion of our total research and development expense was associated with our AIHA, RIP1, and IRAK programs, salaries of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Aggregate
	2020	2019	Change
		(in thousands)
Selling, general and administrative expense	$18,430	$19,946	$(1,516)
Stock-based compensation expense included in selling, general and administrative expense	$1,330	$2,166	$(836)

The decrease in selling, general and administrative expense for the three months ended March 31, 2020 compared to the same period in 2019, was primarily due to reduction of $836,000 in stock-based compensation expense, $625,000 of costs related to our customer-facing team, consultants and outside services, and $500,000 of legal fees, partially offset by an increase of $400,000 for various expense items.

We expect our selling, general and administrative expense to increase as we continue to expand our commercial activities for TAVALISSE. As discussed above, resources have been deployed to enable our field-based employees to continue to engage remotely with healthcare providers during the ongoing COVID-19 pandemic. These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. However, we are not currently able to fully forecast the scope of impacts that the COVID-19 pandemic may have on our commercial activities and sales of TAVALISSE.

Interest Income

	Three Months Ended
	March 31,		Aggregate
	2020	2019	Change
		(in thousands)
Interest income	$358	$780	$(422)

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to decrease in yield on our investments, as well as our average cash and investment balances.

Interest Expense

	Three Months Ended
	March 31,		Aggregate
	2020	2019	Change
		(in thousands)
Interest expense	$(142)	$—	$(142)

Interest expense for the three months ended March 31, 2020 was related to the outstanding balance on our term loan from Midcap. We expect interest expense to increase given the additional tranche of $10.0 million funded in May 2020.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including any potential impact of the COVID-19 pandemic to the carrying values of our assets and liabilities, those related to revenue recognition on product sales and collaboration agreements, recoverability of our assets, including accounts receivables and inventories, stock-based compensation, the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, estimated accruals, particularly research and development accruals, and estimates related our valuation of the operating lease right-of-use asset and lease liability, including the incremental borrowing rate used. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

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

As of March 31, 2020, we had approximately $95.9 million in cash, cash equivalents and short‑term investments, as compared to approximately $98.1 million as of December 31, 2019, a decrease of approximately $1.7 million. The decrease was primarily attributable to payments associated with funding our operating expenses during the three months ended March 31, 2020.

In September 2019, we entered into a $60.0 million term loan credit facility with MidCap. At closing,
$10.0 million was funded to us in an initial tranche. We accessed the second $10.0 million tranche from our term loan credit facility with MidCap which we received in May 2020.  The facility provides the company with access to an additional $40.0 million which is subject to the achievement of certain customary conditions.

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea, in which we received an upfront payment of $33.0 million. In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent ITP, AIHA, and IgAN in Europe and Turkey, in which we received an upfront payment of $30.0 million, with the potential for $297.5 million in payments related to regulatory and commercial milestones, which includes a $20.0 million payment received in February 2020, comprised of a $17.5 million for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales of fostamatinib. In return, Grifols receives exclusive rights to fostamatinib in human diseases, including chronic ITP and AIHA in Europe and Turkey. We retain the global rights to fostamatinib outside the Kissei, Grifols and Medison territories.

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the three months ended March 31, 2020, we received approximately $1.3 million of sublease income and reimbursements. We expect to receive approximately $12.9 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the ongoing commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the filing date of this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through the proceeds from exercise of stock options and interest income earned on the investment of our excess cash balances and short-term investments. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make important, opportunistic investments. In addition, any additional capital we raise by issuing equity securities, our stockholders could at that time experience substantial dilution. Our current credit facility with MidCap and any debt financing that we are able to obtain in the future may involve operating covenants that may restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend upon many factors, including, but not limited to:

•	the ongoing costs to commercialize TAVALISSE for the treatment of ITP in the U.S., or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	our ability to meet operating covenants under our current and future credit facilities, if any;

•	our ability to enter into partnering opportunities across our pipeline within and outside the U.S.;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

For the three months ended March 31, 2020 and 2019, we maintained an investment portfolio primarily in money market funds, U. S. treasury bills, government‑sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,093)	$(569)
Investing activities	24,461	(1,073)
Financing activities	1,336	16
Net (decrease) increase in cash and cash equivalents	$22,704	$(1,626)

Net cash used in operating activities was approximately $3.1 million for the three months ended March 31, 2020, compared to approximately $569,000 for the three months ended March 31, 2019. Net cash used in operating activities for the three months ended March 31, 2020 was related to our research and development programs and our ongoing commercialization of TAVALISSE, partially offset by the $20.0 million payment received from Grifols and proceeds from sale of TAVALISSE. Net cash used in operating activities for the three months ended March 31, 2019 was related to our research and development programs and our commercialization of TAVALISSE partially offset by the $30.0 million upfront fee received from Grifols. The timing of cash requirements may vary from period to period depending on our ongoing commercial activities related to TAVALISSE,  timing of collaboration revenues, our ability to access additional funds from our credit facility with MidCap, our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $24.5 million for the three months ended March 31, 2020, compared to net cash used in investing activities of approximately $1.1 million for the three months ended March 31, 2019.  Net cash provided by investing activities during the three months ended March 31, 2020 related to net maturities of short-term investments, partially offset by capital expenditures.  Net cash used in investing activities during the three months ended March 31, 2019 related to net purchases of short-term investments and capital expenditures. Capital expenditures were approximately $607,000 for the three months ended March 31, 2020, compared to approximately $377,000 for the same period in 2019.

Net cash provided by financing activities was approximately $1.3 million for the three months ended March 31, 2020, compared to approximately $16,000 for the three months ended March 31, 2019. Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 related to the proceeds from exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Facilities lease (1)	$28,738	$7,294	$20,567	$877	$—
Credit facility with MidCap (2)	12,803	811	6,097	5,895	—
Total	$41,541	$8,105	$26,664	$6,772	$—

(1)

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $12.9 million which we expect to receive over the term of the sublease through January 2023.

(2)

In September 2019, we entered into a Credit Agreement with MidCap. We received funding for the first tranche of $10.0 million. In March 2020, we accessed the second $10.0 million tranche from our term loan credit facility with MidCap which we received in May 2020 and is not included in the above table. Under the agreement, we are obligated to make interest payments at an annual rate of one-month LIBOR plus 5.65% for the first 24 months and the interest plus principal amortization for the next 36 months. We will be obligated to pay administrative fees annually and a final fee upon final payment.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020.

Our prospects are highly dependent on our first commercial product, TAVALISSE (fostamatinib disodium hexahydrate). To the extent that the commercial success of TAVALISSE in the United States is diminished or is not commercially successful when launched in Europe, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.*

TAVALISSE is our only drug that has been approved for sale in the United States and Europe for patients with chronic ITP. We are focusing a significant portion of our activities and resources on fostamatinib, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to sustain successful commercialization of TAVALISSE in the United States. We have entered into an exclusive commercialization agreement with Grifols to commercialize fostamatinib in Europe.

Sustained successful commercialization of TAVALISSE is subject to many risks and uncertainties, including the potential impacts of the COVID-19 pandemic on the successful commercialization in the United States, which is still at an early stage, as well as its commercial launch in Europe through our partner, Grifols. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to continue to do so successfully with fostamatinib for its approved indication. In addition, our partner, Grifols, is responsible for the commercial launch of TAVLESSE in Europe, and we cannot be certain if Grifols will be successful. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

As we continue to build out our commercial team, there are many factors that could cause the commercialization of TAVALISSE to be unsuccessful, including a number of factors that are outside our control. The commercial success of TAVALISSE depends on the extent to which patients and physicians accept and adopt TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. We also do not know how physicians, patients and payors will respond to our future price increases of TAVALISSE. Physicians may not prescribe TAVALISSE and patients may be unwilling to use TAVALISSE if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for fostamatinib in clinical development in additional indications, may adversely impact the commercial results and potential of fostamatinib. Thus, significant uncertainty remains regarding the commercial potential of fostamatinib.

Market acceptance of fostamatinib will depend on a number of factors, including:

•	the timing of market introduction of the product as well as competitive products;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;

•	impacts due to the ongoing COVID-19 pandemic;

•	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies, if any;

•	the convenience of prescribing, administrating and initiating patients on the product and the length of time the patient is on the product;

•	the potential and perceived value and advantages of the product over alternative treatments;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of sales and marketing efforts.

If we are unable to sustain anticipated level of sales growth from TAVALISSE, or if we fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a negative impact on our business, financial condition and results of operations.

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

Furthermore, foreign sales of TAVALISSE by our partners could be adversely affected by the imposition of governmental controls, political and economic instability, outbreaks of pandemic diseases, such as the COVID-19 pandemic, trade restrictions or barriers and changes in tariffs, including as a result of the withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”) and escalating global trade and political tensions. For example, the ongoing COVID-19 pandemic has resulted in increased travel restrictions and extended shutdowns of certain businesses in the U.S. and around the world. If our collaborators are unable to successfully complete clinical trials, delay commercialization of TAVALISSE or do not invest the resources necessary to successfully commercialize TAVALISSE in international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these license agreements, resulting in harm to our business and operations. If we do not establish and maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Our business could be materially and adversely affected by the ongoing global COVID-19 pandemic as a result of the current and potential future impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.*

Our business could be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization as  a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including a California executive order, San Francisco Bay Area orders and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The shelter-in-place orders took effect on March 17, 2020 and have been since further extended. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health issued an executive order that directs all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Other states have followed similar strategies to curtail transmission of the virus.

In response to these public health directives and orders, we have implemented work-from-home policies for certain employees. We have closed our office in South San Francisco and required most of our personnel, including  our administrative employees to work remotely, restricted on-site staff to only those personnel who must perform essential activities, suspended new laboratory research or limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, disrupt, delay, or otherwise adversely impact our business. In addition, with most of our employees working remotely, our exposure to cybersecurity risk has increased. This also creates data accessibility concerns and make us more susceptible to communication disruptions. The effects of the executive order, the shelter-in-place order, our work-from-home policies and resulting disruptions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our product sales and may continue to negatively affect our product sales in the future. Physicians with practices severely impacted by the COVID-19 pandemic, and who currently prescribe TAVALISSE, may eventually decide to close their independent practices and join a larger medical organization with a practice that does not prescribe TAVALISSE. With most of our employees working remotely, our exposure to cybersecurity risk has increased. This also creates data accessibility concerns and makes us more susceptible to communication disruptions. Additionally, commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives have been delayed or cancelled as a result of the COVID-19 pandemic. Resources have been deployed to enable our field-based employees to continue to engage remotely with health care providers.  Although these virtual engagements have enabled our field team to support existing prescribers, as well as partner with new prescribers to identify appropriate patients for TAVALISSE, we cannot rule out future impact on our business if the pandemic continues for an extended period of time.

With respect to clinical development, we have taken, and continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible per recent FDA guidance and working with our investigators for appropriate care of these patients in a safe manner consistent with agency guidelines. We have a number of ongoing clinical trials, one of which is a global Phase 3 clinical study in warm AIHA. A number of our clinical trial investigators have paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled to protect both site staff and patients. We are making decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to the temporary pause of enrollment/screening where there is uncertainty around the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drug, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. At this time, however, we cannot currently fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to continue to initiate trial sites, continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with study protocol and overall impact on clinical study results including the timing thereof. In addition, our partner, Kissei, is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan the timing and completion of which could be delayed due to the coronavirus outbreak.  The delays may potentially delay future royalties on sales, as well as, receipt of future potential milestones. At this time, however, we cannot currently fully forecast the scope of impacts that the COVID-19 pandemic may have under our partnership with Kissei.

With respect to our supply chain, we currently do not anticipate significant disruption in the supply chain for our commercial product, TAVALISSE. However, we do not know the full extent of the impact on our supply chain if the COVID-19 pandemic continues and persists for an extended period of time.  We currently rely on third parties to, among other things, manufacture and ship our commercial product, raw materials and product supply for our clinical trials, perform quality testing and supply other goods and services to help manage our commercial activities, our clinical trials and our operations in the ordinary course of business. We have engaged actively with various elements of our supply chain and distribution channel, including our customers, contract manufacturers, and logistics and transportation provider, to meet demand for TAVALISSE and to remain informed of any challenges within our supply chain. We continue to monitor demand, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the evolving COVID-19 pandemic. However, if the COVID-19 pandemic continues and persists for an extended period of time, we may face continued disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of TAVALISSE. Such supply disruptions would adversely impact our ability to generate sales of and revenues from TAVALISSE and our business, financial condition, results of operations and growth prospects could be adversely affected.

The COVID-19 pandemic has similarly affected our collaboration and licensing partners for the commercialization of fostamatinib globally, as well as in advancing our various clinical stage programs. We do not yet know the full impact of such disruptions in our partners’ ability to advance commercialization of fostamatinib in the market and the timing of enrollment and completion of various clinical trials being conducted by our collaboration partners.

Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. It is unknown how long these disruptions could continue. Any de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the completion of our clinical trials.

In addition, the ongoing COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital or we may not be able to meet the requirements under our credit facility with MidCap in order for us to draw tranches 3 and/or 4 for $20.0 million each tranche. We could also experience an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.  In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.  While we expect the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  For example, if remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the year. Given the global economic slowdown, the risks and uncertainties associated with the pandemic could adversely affect our business, financial condition, results of operations and growth prospects in the future periods. These effects could adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

To the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any of our collaborative partners, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. In particular, we cannot predict to what extent the COVID-19 pandemic, depending on its scale and duration, may disrupt global healthcare systems and access to our product or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to and demand for our product and our net sales. Adverse pricing limitations may also hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

If we are unable to successfully market and distribute TAVALISSE and retain experienced sales force, our business will be substantially harmed.*

We currently have limited experience in marketing and selling pharmaceutical products. TAVALISSE is a newly marketed drug and, therefore, none of the members of our sales force will have ever promoted TAVALISSE prior to its launch. As a result, we will be required to expend significant time and resources and continuously train our sales force to be credible, persuasive and compliant with applicable laws in marketing TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. In addition, we must continually train our sales force to ensure that an appropriate and compliant message about TAVALISSE is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate regarding its potential benefits and proper administration, our efforts to successfully commercialize TAVALISSE could be put in jeopardy, which would negatively impact our ability to generate product revenues.

We have established our distribution and reimbursement capabilities, all of which will be necessary to successfully commercialize TAVALISSE. As a result, we will be required to expend significant time and resources to market, sell, and distribute TAVALISSE to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies, or the distribution and reimbursement capabilities, that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of TAVALISSE. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed. In addition, we actively participate in medical conferences and exhibits, such as the American Society of Clinical Oncology (ASCO) and ASH Annual Meeting & Exposition that are significant opportunities for us to educate physicians and key opinion leaders about TAVALISSE. Due to the COVID-19 pandemic, ASCO will be held virtually in 2020 and it is uncertain if ASH and other key conferences will be held virtually, postponed or cancelled. Such disruptions may prevent us from effectively educating the prescribing physicians and key opinion leaders about TAVALISSE which would negatively impact our ability to generate sales of and revenues from TAVALISSE and our results of operations and growth prospects could be adversely affected.

Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with managing our commercial team, including our potential inability to successfully train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are also competing for talent with numerous commercial and pre-commercial-stage oncology-focused biotechnology companies seeking to build out their commercial organizations, as well as other large pharmaceutical organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. If we cannot maintain effective sales, marketing, market access and product distribution capabilities, whether as a result of the ongoing COVID-19 pandemic or otherwise, we may be unable to maximize the commercial potential of TAVALISSE. Also, to the extent that the commercial opportunities for TAVALISSE grow over time, we may not properly judge the requisite size and experience of our current commercialization teams or the level of distribution necessary to market and sell TAVALISSE, which could have an adverse impact on our business, financial condition and results of operations.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. It is also possible that additional governmental action is taken to address the COVID-19 pandemic. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be.

In the United States, the European Union and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. “See Business – Government Regulation – Healthcare Reform” in our Form 10-K filed on February 27, 2020 for more information on healthcare reform activities.

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

We may need to continue to increase the size of our organization and we may encounter difficulties with managing our growth, which could adversely affect our business and results of operations.*

Although we have recently substantially increased the size of our organization, we may need to add additional qualified personnel and resources to support our commercial sales force, especially if we experience any potential reduction in our current salesforce due to the ongoing COVID-19 pandemic. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including commercialization of TAVALISSE and development of our other product candidates.

Our future financial performance and our ability to sustain successful commercialization of TAVALISSE and our ability to commercialize other product candidates that may receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we continue to commercialize TAVALISSE, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:

•	manage our development efforts effectively;

•	integrate additional management, administrative and manufacturing personnel;

•	further develop our marketing and sales organization; and

•	maintain sufficient administrative, accounting and management information systems and controls.

We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals , including as a result of business or other interruptions resulting from the ongoing COVID-19 pandemic, could adversely affect our business and operations.

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

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and for the commercial launch of TAVALISSE. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercial launch of TAVALISSE in the U.S., through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, including through an “at-the-market” equity offering program. Our credit facility with MidCap involve certain covenants and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

We have indebtedness in the form of term loan pursuant to the Credit Agreement with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility. If we are unable to satisfy certain conditions of the Credit Agreement, we will unable to draw down the remainder of the facility.

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

At closing, $10.0 million was funded to us in an initial tranche. The Credit Agreement also gives us the ability to access an additional $50.0 million at our option, of which $40.0 million may be drawn in 2 tranches subject to the achievement of certain customary conditions. In May 2020, our second tranche of $10.0 million was funded by MidCap. If we are unable to satisfy these or other required conditions, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

We rely and may continue to rely on a single distribution facility for the sale of TAVALISSE and potential sale of any of our product candidates.

Our distribution operations for the sale of TAVALISSE is currently concentrated in one distribution center owned by a third-party logistics provider. Additionally our distribution operations, if and when we launch any of our product candidates in the future, may also be concentrated in a single distribution center owned by a third-party logistics provider. Any errors in inventory level management and unforeseen inventory shortage could adversely affect our business. In addition, any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventories and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with our distribution facility, whether due to the impacts of the ongoing COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have an adverse effect on our business. In addition, growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

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

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis, which could have an adverse effect on sales, results of operations and financial condition. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer, if any. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel, including due to the impacts of the COVID-19 pandemic. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our IND applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and other federal and state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to comply with applicable regulations, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could adversely affect our business.

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

Our business planning requires us to forecast or make assumptions regarding product demand and revenues for any of our product candidates if they are approved despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators or other third parties to conduct commercial activities in certain geographies and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

•	the efficacy and safety of any of our product candidates, including as relative to marketed products and product candidates in development by third parties;

•	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;

•	the rate of adoption in the particular market, including fluctuations in demand for various reasons;

•	impacts due to the ongoing COVID-19 pandemic;

•	lack of patient and physician familiarity with the drug;

•	lack of patient use and physician prescribing history;

•	lack of commercialization experience with the drug;

•	actual sales to patients may significantly differ from expectations based on sales to wholesalers; and

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

We might not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process.*

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

Due to the ongoing COVID-19 pandemic, it is also possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay or limit our ability to make planned regulatory submissions or develop and commercialize our product candidates on anticipated timelines.

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

In connection with clinical trials of our product candidates, we may face the following risks among others:

•	the product candidate may not prove to be effective;

•	the product candidate may cause harmful side effects;

•	the clinical results may not replicate the results of earlier, smaller trials;

•	we or third parties with whom we collaborate, may be significantly impacted by the evolving impacts of the ongoing COVID-19 pandemic;

•	we, or the FDA or similar foreign regulatory authorities, may delay, terminate or suspend the trials;

•	our results may not be statistically significant;

•	patient recruitment and enrollment may be slower than expected;

•	patients may drop out of the trials or otherwise not enroll; and

•	regulatory and clinical trial requirements, interpretations or guidance may change.

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

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.*

In April 2018, the FDA had approved TAVALISSE for the treatment of adult patients with chronic ITP who have had insufficient response to previous treatment. We launched fostamatinib in the United States on our own in late May 2018. In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent immune ITP, AIHA, and IgAN in Europe and Turkey and in October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea. In October 2019, we also entered into two exclusive license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping. If we or our suppliers encounter manufacturing, quality or compliance difficulties with respect to TAVALISSE or any of our product candidates, when and if approved, whether due to the impacts of the ongoing COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial conditions, results of operations and growth prospects.

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

Apart from our internal discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant product candidates. However, the in-licensing and acquisition of product candidates is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.  We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms that would allow us to realize an appropriate return on our investment. If we are unable to develop suitable product candidates through internal discovery efforts, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, or if we are unable to successfully obtain rights to additional suitable product candidates, our business and prospects for growth could suffer. Even if we succeed in our efforts to obtain rights to suitable product candidates, the competitive business environment may result in higher acquisition or licensing costs, and our investment in these potential products will remain subject to the inherent risks associated with the development and commercialization of new medicines. In certain circumstances, we may also be reliant on the licensor for the continued development of the in-licensed technology and their efforts to safeguard their underlying intellectual property.

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

Our future funding requirements will depend on many uncertain factors.

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

•	the costs to commercialize fostamatinib for the treatment of ITP in the United States, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

•	the progress and success of our Phase 3 trial in warm AIHA, other clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

•	any current and future impacts of the ongoing and evolving COVID-19 pandemic;

•	the costs and timing of regulatory filings and approvals by us and our collaborators;

•	the progress of research and development programs carried out by us and our collaborative partners;

•	any changes in the breadth of our research and development programs;

•	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

•	our ability to acquire or license other technologies or compounds that we may seek to pursue;

•	our ability to manage our growth;

•	competing technological and market developments;

•	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

•	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

Delays in clinical testing could result in increased costs to us.*

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays from scaling up of a study, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third-party organizations to meet their obligations, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. For example, any number of those issues could arise with our clinical trials causing a delay. Delays of this sort could occur for the reasons identified above or other reasons. If we have delays in conducting the clinical trials or obtaining regulatory approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.

Due to the COVID-19 pandemic, for several of our development programs, we are experiencing a disruption or delay in our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in employee resources or otherwise.  In addition, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations.  In light of the ongoing COVID-19 pandemic, we have taken measures to implement remote and virtual approaches to clinical development, including remote patient monitoring where possible, and if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

We incurred a loss from operations of approximately $65.2 million during the year ended December 31, 2019. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of March 31, 2020, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses or profitability, if any, especially due to the ongoing COVID-19 pandemic, is highly uncertain.

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

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Recent changes and possible future changes in tax laws or regulations could adversely affect our business and financial condition.*

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings,  and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years,  and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which provides temporary relief from certain aspects of the Tax Act that had imposed limitations on the utilization of certain losses, interest expense deductions, and minimum tax credits. We are currently in the process of assessing the tax-related provisions of the CARES Act and its potential impact on us.

Our ability to use net operating losses and certain other tax attributes is uncertain and may be limited.*

Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.  Federal NOLs generated prior to 2018 will continue to be governed by the NOL carryforward rules as they existed prior to the adoption of the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto.  Many states have similar laws.  Accordingly, our federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities.  Under the Tax Act as modified by the CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal net operating losses generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021.  In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code) and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities. Moreover, our ability to utilize our net operating losses is conditioned upon us achieving profitability and generating U.S. federal taxable income.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.1#+	Executive Severance Plan as amended.

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#Filed herewith

+Indicates a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 18, 2018, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), as amended, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2020

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2020