Form 10-Q
period 2020-06-30
RIGEL PHARMACEUTICALS INC
filed 2020-08-04
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 1, 2020, there were 168,928,904 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2020	2019(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,469	$22,521
Short-term investments	56,028	75,557
Accounts receivable, net	11,727	10,111
Inventories	1,684	1,354
Prepaid and other current assets	7,182	9,462
Total current assets	113,090	119,005
Property and equipment, net	2,381	2,159
Operating lease right-of-use asset	21,911	25,709
Other assets	653	696
	$138,035	$147,569
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,414	$4,152
Accrued compensation	7,293	8,819
Accrued research and development	5,147	5,960
Other accrued liabilities	7,637	6,721
Lease liabilities, current portion	8,054	7,272
Deferred revenue, current portion	3,215	25,288
Total current liabilities	34,760	58,212

Long-term portion of deferred revenue	—	1,404
Long-term portion of lease liabilities	15,249	19,230
Loans payable, net of discount	19,816	9,810
Other long-term liabilities	5,000	5,098

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	169	168
Additional paid-in capital	1,335,556	1,329,852
Accumulated other comprehensive income	46	23
Accumulated deficit	(1,272,561)	(1,276,228)
Total stockholders’ equity	63,210	53,815
	$138,035	$147,569
(1)	The balance sheet at December 31, 2019 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2019.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$14,974	$10,173	$27,654	$18,227
Contract revenues from collaborations	1,047	234	44,128	4,804
Total revenues	16,021	10,407	71,782	23,031

Costs and expenses:
Cost of product sales	279	311	434	418
Research and development	14,214	13,226	30,363	24,175
Selling, general and administrative	18,920	18,209	37,350	38,155
Total costs and expenses	33,413	31,746	68,147	62,748

Income (loss) from operations	(17,392)	(21,339)	3,635	(39,717)
Interest income	169	733	527	1,513
Interest expense	(353)	—	(495)	—
Net income (loss)	$(17,576)	$(20,606)	$3,667	$(38,204)

Net income (loss) per share, basic and diluted	$(0.10)	$(0.12)	$0.02	$(0.23)

Weighted average shares used in computing net income (loss) per share
Basic	168,570	167,191	168,519	167,182
Diluted	168,570	167,191	168,525	167,182

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(17,576)	$(20,606)	$3,667	$(38,204)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	(32)	33	23	67

Comprehensive income (loss)	$(17,608)	$(20,573)	$3,690	$(38,137)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	167,987,850	$168	$1,329,852	$23	$(1,276,228)	$53,815
Net income	—	—	—	—	21,243	21,243
Net unrealized gain on short-term investments	—	—	—	55	—	55
Issuance of common stock upon exercise of options	581,675	1	1,335	—	—	1,336
Stock compensation expense	—	—	2,050	—	—	2,050
Balance at March 31, 2020	168,569,525	$169	$1,333,237	$78	$(1,254,985)	$78,499
Net loss	—	—	—	—	(17,576)	(17,576)
Net unrealized loss on short-term investments	—	—	—	(32)		(32)
Issuance of common stock upon participation in Purchase Plan	348,098	—	541	—		541
Stock compensation expense	—	—	1,778	—		1,778
Balance at June 30, 2020	168,917,623	$169	$1,335,556	$46	$(1,272,561)	$63,210

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	167,171,505	$167	$1,319,068	$(24)	$(1,209,334)	$109,877
Net loss	—	—	—	—	(17,598)	(17,598)
Net unrealized gain on short-term investments	—	—	—	34	—	34
Issuance of common stock upon exercise of options	7,583	—	16	—	—	16
Stock compensation expense	—	—	2,986	—	—	2,986
Balance at March 31, 2019	167,179,088	$167	$1,322,070	$10	$(1,226,932)	$95,315
Net loss	—	—	—	—	(20,606)	(20,606)
Net unrealized gain on short-term investments	—	—	—	33	—	33
Issuance of common stock upon exercise of options and participation in Purchase Plan	425,331	1	855	—	—	856
Stock compensation expense	—	—	2,693	—	—	2,693
Balance at June 30, 2019	167,604,419	$168	$1,325,618	$43	$(1,247,538)	$78,291

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$3,667	$(38,204)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	3,781	5,606
Depreciation and amortization	335	337
Non-cash operating lease expense	3,798	3,418
Net amortization and accretion of discount on short-term investments and term loan	(207)	(613)
Changes in assets and liabilities:
Accounts receivable, net	(1,616)	(2,856)
Inventories	(277)	(245)
Prepaid and other current assets	2,280	(183)
Other assets	43	22
Accounts payable	(738)	(2,614)
Accrued compensation	(1,526)	(4,089)
Accrued research and development	(813)	(1,316)
Other accrued liabilities	818	1,330
Lease liability	(3,199)	(3,139)
Deferred revenue	(23,477)	25,326
Net cash used in operating activities	(17,131)	(17,220)
Investing activities
Purchases of short-term investments	(42,980)	(59,878)
Maturities of short-term investments	62,770	44,625
Capital expenditures	(563)	(492)
Net cash provided by (used in) investing activities	19,227	(15,745)
Financing activities
Net proceeds from term loan financing	9,975	—
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	1,877	872
Net cash provided by financing activities	11,852	872
Net increase (decrease) in cash and cash equivalents	13,948	(32,093)
Cash and cash equivalents at beginning of period	22,521	76,322
Cash and cash equivalents at end of period	$36,469	$44,229
Supplemental disclosure of cash flow information
Interest paid	$448	$—

See Accompanying Notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.	Nature of Operations

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first U.S. Food and Drug Administration (FDA) approved product is TAVALISSE® (fostamatinib disodium hexahydrate), the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The marketing authorization application (MAA) for fostamatinib was approved by the European Commission (EC) in Europe in January 2020 for the treatment of chronic ITP in adult patients who are refractory to other treatments and is marketed in Europe under the name TAVLESSE® (fostamatinib). Our clinical programs include a Phase 3 study of fostamatinib in warm autoimmune hemolytic anemia (AIHA); a completed Phase 1 study of R835, a proprietary molecule from our interleukin receptor associated kinase (IRAK 1/4) inhibitor program; and an ongoing Phase 1 study of R552, a proprietary molecule from our receptor-interacting protein kinase (RIP1) inhibitor program. In addition, we have product candidates in clinical development with partners BerGenBio ASA (BerGenBio), Daiichi Sankyo (Daiichi), Aclaris Therapeutics (Aclaris), and AstraZeneca AB (AZ).

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

3.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13—Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. We adopted this new standard on January 1, 2020 with no material impact on our financial statements and related disclosures.

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

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. At June 30, 2020 and December 31, 2019, our physical inventory included active pharmaceutical product of which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at each balance sheet date.

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

All of our leases outstanding as of June 30, 2020 continued to be classified as operating leases. We recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As our lease does not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset includes any lease payments made prior to commencement. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

On June 29, 2020, Assembly Bill 85 (A.B. 85) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of California state tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022. We are currently evaluating the impact of A.B. 85 on our financial statements and related disclosures.

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

5.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include stock options and shares issuable under our Purchase Plan. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
EPS Numerator:
Net income (loss)	$(17,576)	$(20,606)	$3,667	$(38,204)
EPS Denominator—Basic:
Weighted-average common shares outstanding	168,570	167,191	168,519	167,182
EPS Denominator—Diluted:
Weighted-average common shares outstanding	168,570	167,191	168,519	167,182
Dilutive effect of stock options and shares under ESPP	—	—	6	—
Weighted-average shares outstanding and common stock equivalents	168,570	167,191	168,525	167,182
Net income (loss) per common share, basic and diluted	$(0.10)	$(0.12)	$0.02	$(0.23)

We had securities which could potentially dilute basic earnings per share, but were excluded from the computation of diluted earnings (loss) per share for all periods presented, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Outstanding stock options	27,598	25,050	26,536	25,050
Purchase Plan	344	332	—	201
Total	27,942	25,382	26,536	25,251

6.	Stock-Based Compensation

Total stock-based compensation related to all of our share-based payments that we recognized for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Selling, general and administrative	$1,299	$1,742	$2,629	$3,908
Research and development	458	911	1,152	1,698
Total stock-based compensation expense	$1,757	$2,653	$3,781	$5,606

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. We have segregated option awards into the following three homogenous groups for the purposes of determining fair values of options: officers and directors, all other employees, and consultants. We account for forfeitures as they occur.

We determined weighted-average valuation assumptions separately for each of these groups as follows:

●	Volatility—We estimated volatility using our historical share price performance over the expected life of the option. We also considered other factors, such as implied volatility, our current clinical trials and other company activities that may affect the volatility of our stock in the future. We determined that at this time historical volatility is more indicative of our expected future stock performance than implied volatility.

●	Expected term—For options granted to consultants, we use the contractual term of the option, which is generally ten years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods. We analyzed various historical data to determine the applicable expected term for each of the other option groups. This data included: (1) for exercised options, the term of the options from option grant date to exercise date; (2) for cancelled options, the term of the options from option grant date to cancellation date, excluding non-vested option forfeitures; and (3) for options that remained outstanding at the balance sheet date, the term of the options from option grant date to the end of the reporting period and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each employee group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we considered the optionee type (i.e., officers and directors or all other employees) and other factors that may affect the expected term of the options.

●	Risk-free interest rate—The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group.

●	Dividend yield—The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the future.

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Risk-free interest rate	1.1%	2.2%	1.3%	2.5%
Expected term (in years)	6.3	6.7	6.4	6.6
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	65.8%	65.0%	65.4%	66.2%

The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 7,374,090 shares of common stock during the six months ended June 30, 2020 with a grant-date weighted-average fair value of $1.39 per share. As of June 30, 2020, we had 776,250 shares of outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones was not considered as probable. Accordingly, none of the stock-based compensation expense of $1.2 million has been recognized as expense as of June 30, 2020.

As of June 30, 2020, there were approximately $14.3 million of unrecognized stock-based compensation cost related to time-based stock options and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable.

At June 30, 2020, there were 11,013,055 shares of common stock available for future grant under our equity incentive plans and 581,675 options to purchase shares were exercised during the six months ended June 30, 2020.

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

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted-average assumptions. Our Purchase Plan provides for a twenty-four-month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2020 because the fair market value of our stock on December 31, 2019 was lower than the fair market value of our stock on January 1, 2019, the first day of the offering period. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this Purchase Plan “reset” was approximately $753,000 and is being recognized as expense from January 1, 2020 to December 31, 2021. We also had another “reset” on July 1, 2020 because the fair market value of our stock on June 30, 2020 was lower than the fair market value of our stock on January 1, 2020, the first day of the offering period. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this Purchase Plan “reset” was approximately $535,000 and is being amortized to expenses from July 1, 2020 to June 30, 2022.

As of June 30, 2020, there were 235,795 shares reserved for future issuance under the Purchase Plan and there was $1.2 million of unrecognized stock-based compensation cost related to our Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the six months ended June 30, 2020 and 2019. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Six Months Ended
	June 30,
	2020	2019
Risk-free interest rate	1.6%	2.7%
Expected term (in years)	1.6	1.5
Dividend yield	0.0%	0.0%
Expected volatility	57.7%	62.6%

7.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product sales:
Gross product sales	$18,353	$12,481	$33,724	$22,397
Discounts and allowances	(3,379)	(2,308)	(6,070)	(4,170)
Product sales, net	$14,974	$10,173	$27,654	$18,227

Revenues from collaborations:
License revenues	—	—	39,858	4,499
Research and development services and others	1,047	234	4,270	305
Total revenues from collaborations	1,047	234	44,128	4,804
Total revenues	$16,021	$10,407	$71,782	$23,031

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
ASD Healthcare and Oncology Supply	47%	48%	20%	40%
McKesson Specialty Care Distribution Corporation	41%	40%	16%	31%
Cardinal Healthcare	5%	10%	2%	—
Grifols	7%	—	61%	20%

We commenced commercial sale of TAVALISSE in the U.S. in May 2018 after FDA approval in April 2018. Our MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments was approved by the EC in January 2020.

In addition to the distribution agreements with our customers and SDs, we also enter into arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products which reduced our gross product sales. Also refer to Revenue Recognition policy discussion in “Note 3” above.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2020 and 2019 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2020	$1,293	$1,801	$238	$3,332
Provision related to current period sales	3,381	1,747	128	5,256
Adjustment related to prior period sales	(75)	(257)	332	—
Credit or payments made during the period	(2,615)	(1,593)	(58)	(4,266)
Balance at June 30, 2020	$1,984	$1,698	$640	$4,322

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2019	$622	$843	$170	$1,635
Provision related to current period sales	2,055	1,559	99	3,713
Credit or payments made during the period	(1,682)	(930)	—	(2,612)
Balance at June 30, 2019	$995	$1,472	$269	$2,736

The discounts and allowances from gross product sales for the six months ended June 30, 2020 of $6.1 million in the first table above includes the provision for current period sales of $5.3 million which formed part of Other Accrued Liabilities in the balance sheet of which $4.3 million remained outstanding as of June 30, 2020. Of the $6.1 million discounts and allowances from gross sales, $796,000 is recorded as reduction in accounts receivable and prepaid and other current assets in the balance sheet.

8.	Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of June 30, 2020, we are a party to collaboration agreements with ongoing performance obligations with Kissei Pharmaceutical Co., Ltd. (Kissei) for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea and with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey and with Medison Pharma Ltd. (Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Canada and Israel. As of June 30, 2020, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $610.7 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, $70.5 million relates to the achievement of development events, $164.2 million relates to the achievement of regulatory events and $376.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Grifols License Agreement

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $20.0 million payment upon approval from the European Medicines Agency (EMA) for fostamatinib in chronic ITP as discussed below. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP and AIHA, in Europe and Turkey. The agreement also requires us to conduct the Phase 3 trial in AIHA.

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

During the three months ended June 30, 2020, we recognized no revenues related to the licensed rights in intellectual property and $396,000 in revenues related to the research services performed. During the six months ended June 30, 2020, we recognized $39.9 million in revenues related to the licensed rights in intellectual property and $3.6 million in revenues related to the research services performed. Deferred revenues as of June 30, 2020 was $1.8 million.

During the three and six months ended June 30, 2020, we also recognized $651,000 in revenues for a one-time delivery of drug supply to Grifols for commercialization.

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

We did not recognize any revenues during the three and six months ended June 30, 2020. At June 30, 2020, deferred revenues related to the unsatisfied performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $1.4 million.

Other license agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada pursuant to which we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement. Accrued interest expense related to this financing arrangement as of June 30, 2020 is immaterial.

9.	Inventories

As of June 30, 2020 and December 31, 2019, we have the following inventories (in thousands):

	June 30,	December 31,
	2020	2019
Work in process	$513	$810
Finished goods	1,171	544
Total	$1,684	$1,354

As of June 30, 2020, we have $3.0 million in advance payments to our manufacturer of our raw materials, which is included as part of “Prepaid and other current assets” in our condensed balance sheet. We take ownership of such raw materials when they are completed and delivered to us.

10.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Cash	$2,628	$3,371
Money market funds	21,842	7,457
U.S. treasury bills	6,006	12,539
Government-sponsored enterprise securities	36,127	19,017
Corporate bonds and commercial paper	25,894	55,694
	$92,497	$98,078
Reported as:
Cash and cash equivalents	$36,469	$22,521
Short-term investments	56,028	75,557
	$92,497	$98,078

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$6,001	$5	$—	$6,006
Government-sponsored enterprise securities	36,126	3	(2)	36,127
Corporate bonds and commercial paper	25,854	40	—	25,894
Total	$67,981	$48	$(2)	$68,027

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$12,532	$8	$(1)	$12,539
Government-sponsored enterprise securities	19,010	8	(1)	19,017
Corporate bonds and commercial paper	55,685	14	(5)	55,694
Total	$87,227	$30	$(7)	$87,250

As of June 30, 2020, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 74 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of June 30, 2020 through their respective maturity dates. At June 30, 2020, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of June 30, 2020, a total of 10 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate fluctuations. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at June 30, 2020.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

June 30, 2020	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$19,551	$(2)
Total	$19,551	$(2)

11.	Fair Value

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$21,842	$—	$—	$21,842
U.S. treasury bills	—	6,006	—	6,006
Government-sponsored enterprise securities	—	36,127	—	36,127
Corporate bonds and commercial paper	—	25,894	—	25,894
Total	$21,842	$68,027	$—	$89,869

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$7,457	$—	$—	$7,457
U.S. treasury bills	—	12,539	—	12,539
Government-sponsored enterprise securities	—	19,017	—	19,017
Corporate bonds and commercial paper	—	55,694	—	55,694
Total	$7,457	$87,250	$—	$94,707

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $11.8 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

We adopted ASU No. 2016-02 – Leases, and related amendments (Topic 842) on January 1, 2019 using a modified retrospective approach and elected the transition method and the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. We also elected to combine lease and non-lease components, such as common area maintenance charges, as single lease, and elected to use the short-term lease exception permitted by the standard.

As a result of the adoption of Topic 842 on January 1, 2019, we recognized $32.8 million in operating right-of-use asset and $33.2 million in lease liability, and derecognized $399,000 of deferred rent in the balance sheet at adoption date. These were calculated using the present value of our remaining lease payments using an estimated incremental borrowing rate of 9%, which represented the weighted average discount rate for our lease. There was no cumulative-effect adjustment on our accumulated deficit as of January 1, 2019. As of June 30, 2020, we had operating lease right-of-use asset of $21.9 million and lease liability of $23.3 million in the balance sheet. The weighted average remaining term of our lease as of June 30, 2020 was 2.58 years.

As of June 30, 2020, we received from our landlord leasehold improvement incentives amounting to $563,000 related to leasehold improvements. We record these leasehold improvement incentives as a reduction to operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred.

For the three and six months ended June 30, 2020, the components of our operating lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Fixed operating lease expense	$1,340	$2,680
Variable operating lease expense	216	467
Total operating lease expense	$1,556	$3,147

Supplemental information related to the Company’s operating lease for the three and six months ended June 30, 2020 were as follow (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Cash payments included in the measurement of operating lease liabilities	$2,432	$4,832
Right-of-use asset obtained in exchange for operating lease obligations	—	—

The following table presents the future lease payments of our operating lease liabilities as of June 30, 2020 (in thousands):

Remainder of 2020	$4,863
2021	10,082
2022	10,485
2023	877
Total operating lease payments	26,307
Less: imputed interest	(3,004)
Total operating lease liabilities	$23,303

For the three and six months ended June 30, 2020, we have the following operating sublease information (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Fixed sublease expense	$1,095	$2,190
Variable sublease expense	274	497
Sublease income	(1,369)	(2,687)
Net	$—	$—

The following table presents the future lease payments we expect to receive under our sublease as of June 30, 2020 (in thousands):

Remainder of 2020	$2,187
2021	4,534
2022	4,716
2023	394
Total operating lease liabilities	$11,831

13.Debt

On September 27, 2019, we entered into a Credit and Security Agreement (Credit Agreement), dated as of September 27, 2019 (Closing Date) with MidCap Financial Trust (MidCap). The Credit Agreement provides for a $60.0 million term loan credit facility with the following tranches: (i) on the Closing Date, $10.0 million aggregate principal amount of term loans, (ii) until December 31, 2020, an additional $10.0 million term loan facility at our option, (iii) until March 31, 2021, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions and at our option and (iv) until March 31, 2022, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions and at our option. The obligations under the Credit Agreement are secured by a perfected security interest in all of our assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Credit Agreement.

The outstanding principal balance of the loan bears interest at an annual rate of one-month LIBOR plus 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears. Commencing on October 1, 2019, the Credit Agreement provides that we initially make interest-only payments for 24 months followed by 36 months of amortization payments. The interest-only period will be extended to 36 months and again to 48 months upon the satisfaction of certain conditions set forth in the Credit Agreement. All unpaid principal and accrued interest is due and payable no later than September 1, 2024. A final payment fee of 2.5% of principal is due on the final payment of the term loan.

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

As discussed above, at Closing Date, $10.0 million was funded in an initial tranche. In March 2020, we signed a credit extension form for the second tranche amounting to $10.0 million, which we received in May 2020. The facility also gives us the ability to access an additional $40.0 million at our option, subject to the achievement of certain customary conditions.

The following table presents the future minimum payments we expect to make on our outstanding loan as of June 30, 2020 (in thousands):

Year Ending December 31,
2021	$1,111
2022	6,667
2023	6,667
2024	5,555
Principal amount (Tranches 1 and 2)	$20,000

We paid certain costs and fees totaling $236,000 which were recorded as a direct deduction from the term loan on the balance sheet and are being amortized ratably as interest expense over the term of the loan, using the effective interest method. As of June 30, 2020, the unamortized issuance costs and debt discounts amounted to $184,000.

Interest expense, including amortization of the debt discount and accretion of the final fees, related to the Credit Agreement was $353,000 and $593,000, respectively, for the three and six months ended June 30, 2020. Accrued interest was $194,000 as of June 30, 2020. As of June 30, 2020, the outstanding balance of the loan was $19.8 million, net of unamortized debt discount.

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum net revenues and $10.0 million of cash in order to draw tranche three or tranche four. As of June 30, 2020, we were not in violation of any covenants.

14.Subsequent Events

On August 4, 2020, we entered into an Open Market Sale AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as our sales agent, pursuant to which, from time to time, we may sell through Jefferies, shares of our common stock having an aggregate offering price of up to $65.0 million (Shares) in “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and are registered under the Securities Act. We pay a commission of up to 3% of the gross proceeds of any Shares sold pursuant to the Sales Agreement. We and Jefferies may each terminate the Sales Agreement at any time upon prior written notice.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our financial results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first U.S. Food and Drug Administration (FDA) approved product is TAVALISSE® (fostamatinib disodium hexahydrate), the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product has also been approved by the European Commission (EC) for the treatment of chronic ITP in adult patients who are refractory to other treatments and is marketed in Europe under the name TAVLESSE® (fostamatinib). Fostamatinib is currently being studied in an investigator-sponsored trial (IST) conducted by Imperial College London for the treatment of COVID-19 pneumonia. Our clinical programs include a Phase 3 study of fostamatinib in warm autoimmune hemolytic anemia (AIHA); a completed Phase 1 study of R835, a proprietary molecule from our interleukin receptor associated kinase (IRAK 1/4) inhibitor program; and an ongoing Phase 1 study of R552, a proprietary molecule from our receptor-interacting protein kinase (RIP1) inhibitor program. In addition, we have product candidates in clinical development with partners BerGenBio ASA (BerGenBio), Daiichi Sankyo (Daiichi), Aclaris Therapeutics (Aclaris), and AstraZeneca AB (AZ).

Business Update

In the first half of 2020, net product sales of TAVALISSE increased by 52% year over year to $27.7 million. During the first six months, we experienced typical first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole, and sales were also impacted negatively by the COVID-19 pandemic as further discussed below.

Due to the evolving effect of the COVID-19 global pandemic, resources have been deployed to enable our field-based employees to continue to engage remotely with health care providers.  These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE.

In July 2020, we announced a Phase 2 IST with Imperial College London in order to evaluate the efficacy of fostamatinib for the treatment of COVID-19 pneumonia. The IST is a two-stage, open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib, ruxolitinib, or standard of care. Treatment will be administered twice daily for 14 days and patients will receive a follow-up assessment at day 14 and day 28 after the first dose. The primary objective will be to determine the efficacy of fostamatinib and the efficacy of ruxolitinib compared to standard of care to reduce the proportion of hospitalized patients progressing from mild or moderate to severe COVID-19 pneumonia.

Recent in vitro studies led by the Amsterdam University Medical Center at the University of Amsterdam, showed that R406, the active metabolite of fostamatinib, blocked macrophage hyper-inflammatory responses to a combination of immune complexes formed by anti-Spike IgG in serum from severe COVID-19 patients. Anti-Spike IgG levels are known to correlate with the severity of COVID-19. These results suggest that by inhibiting anti-Spike IgG-mediated hyperinflammation, R406 could potentially play a role in the prevention of cytokine storms as well as pulmonary edema and thrombosis associated with severe COVID-19.

Post-hoc data analysis from our Phase 3 clinical program, which highlights the potential benefit of using TAVALISSE in earlier lines of therapy in adult patients with chronic ITP was published in the British Journal of Haematology. Inclusion in one of the leading peer-reviewed journals in the field of hematology underscores the significance of the 78% (25/32) response rate defined as at least one platelet count of at least 50,000/µL when TAVALISSE was used as a second-line therapy in our Phase 3 clinical program. Adverse events were manageable and consistent with those previously reported with fostamatinib. Our sales force is now sharing this analysis with physicians.

Our FORWARD study, a pivotal Phase 3 clinical trial in warm AIHA has enrolled 44 of the 90 patients targeted for enrollment. Currently, the FORWARD study has over 90 active clinical trial sites established across 22 countries and clinical trial sites have resumed screening patients after a temporary pause due to the ongoing COVID-19 pandemic. We continue to evaluate enrollment timing in light of COVID-19 impacts, and at this time, we are unable to provide an update on anticipated enrollment completion.

In June 2020, at the European League Against Rheumatism (EULAR) 2020 E-Congress, we presented two oral and two poster presentations highlighting its investigational compound R835, a potent and selective inhibitor of both IRAK1 and IRAK4. In multiple pre-clinical rodent models of acute and chronic inflammation, R835 administration resulted in reduced inflammation, and in Phase 1 trials, it showed encouraging pharmacokinetic (PK) properties.

In February 2020, we received a $20.0 million payment from Grifols. The payment was received upon the EC approval of the MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. In addition, as a result of the EC approval, the $25.0 million of the $30.0 million upfront fee that we previously received from Grifols will no longer be repayable by us to Grifols. Fostamatinib is marketed in Europe under the brand name TAVLESSE™ (fostamatinib). Grifols launched TAVLESSE™ in the UK and Germany in July 2020, and expects to launch in Italy, Spain and France in 2021.

We currently anticipate no disruption related to the COVID-19 pandemic in the supply of TAVALISSE tablets and drug substance to meet the needs for our U.S. ITP sales, as well as for our collaborative partners and clinical trials worldwide.

With our cash and cash equivalents and short term investments as of June 30, 2020 of approximately $92.5 million and expected cash flow from operations, we believe our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy for at least the next twelve months. In May 2020, we accessed the second $10.0 million tranche from our $60.0 million credit facility with MidCap. The facility provides us with access to an additional $40.0 million which is subject to the achievement of certain conditions. Additionally, on August 4, 2020, we entered into an Open Market Sale AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as our sole sales agent, pursuant to which we may sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $65.0 million. See “Other Information” in Item 5 of Part II of this Quarterly Report on Form 10-Q for more information.

Management Update

On August 4, 2020, we announced the appointment of David Santos as our new executive vice president and chief commercial officer. Mr. Santos is expected to join us on August 10, 2020, and brings over 30 years of commercial experience in the biopharmaceutical industry with companies such as Bristol-Meyers Squibb, Lilly, Genentech, and most recently Jazz Pharmaceuticals, where he led the Hematology/Oncology Business Unit. He has a robust track record of success in sales and marketing leadership roles, building and commercial capabilities, and growing brands in the hematology-oncology area, where he has spent most of his career.

Update on Current and Potential Future Impact of COVID-19 on our Business

The global COVID-19 pandemic has resulted, and is expected to continue to result, in significant economic disruption, and has adversely affected and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the duration and severity of the COVID-19 pandemic. We have undertaken, and plan to continue to undertake, safety measures to keep our staff, patients, investigators and stockholderssafe and to help the communities where we live and work reduce the number of people exposed to the virus. We have previously implemented work-from-home policies for certain employees and closed our office in South San Francisco requiring most of our personnel, including our administrative employees to work remotely, restricted on-site staff to only those personnel performing essential activities. In March 2020, through our existing Crisis Management Team (CMT), we also activated our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. Our CMT meets regularly to assess the effectiveness of our business continuity plans and make adjustments accordingly as COVID-19 continues to evolve. The ultimate impact of the COVID-19 pandemic on our business and financial condition is highly uncertain and subject to change, and as such, we cannot ascertain the full extent of the impacts on our sales of our product, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners and our clinical and regulatory activities.

Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our product sales and may continue to negatively affect our product sales in the future. Resources have been deployed to enable our field team to have virtual engagements to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. As such, our field- based employees are continuing to engage remotely with health care providers. Other commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives that were in live forums have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic.

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

With respect to clinical development, we have taken, and continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible per recent FDA guidance and working with our investigators for appropriate care of these patients in a safe manner consistent with agency guidelines. We have a number of ongoing clinical trials, one of which is a global Phase 3 clinical study in warm AIHA. A number of our clinical trial investigators have paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled, but since May 2020, some have resumed patient screening. We are making decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to resuming of enrollment/screening considering the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drug, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. At this time, however, we cannot currently fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with study protocol and overall impact on clinical study results including the timing thereof. In addition, our partner, Kissei, is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan the timing and completion of which could be delayed due to the COVID-19 pandemic. The delays may potentially delay future royalties on sales, as well as, receipt of future potential milestones. At this time, however, we cannot fully forecast the scope of impacts that the COVID-19 pandemic may have under our partnership with Kissei.

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

See also the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for additional information on risks and uncertainties related to the ongoing COVID-19 pandemic.

Our Product Portfolio

The following table summarizes our portfolio:

# Pipeline Supports Long-term Growth

Tavalisse (fostamatinib disodium hexahydrate) tablets

| Pipeline | Indication | Target | Pre-Clinical | Phase 1 | Phase 2 | Phase 3 | NDA/ MAA Filing | Commercial | Developing Product |
|---|---|---|---|---|---|---|---|---|---|
| **Commercialized** | | | | | | | | | |
| TAVALISSE | Adult Chronic ITP | SYK | | | | | | | rigel |
| **Global Markets** | | | | | | | | | |
| TAVLESSE (Europe) | Adult Chronic ITP | SYK | | | | | | | GRIFOLS |
| Fostamatinib (Japan/Asia) | Adult Chronic ITP | SYK | | | | | | | KISSEI |
| Fostamatinib (Canada/Israel) | Adult Chronic ITP | SYK | | | | | | | MEDISON |
| **Clinical Trials[1]** | | | | | | | | | |
| TAVALISSE | Warm AIHA | SYK | | | | | | | rigel |
| TAVALISSE | COVID-19 Pneumonia | SYK | | | | | | | Imperial College London |
| BGB3234 | Cancer | AXL | | | | | | | BerGenBio |
| R548 (ATI-501 & 502) | Dermatology | JAK | | | | | | | Aclaris |
| R835 | Immune Diseases | IRAK1/4 | | | | | | | rigel |
| DS-3032 | Cancer | MDM2 | | | | | | | Daiichi-Sankyo |
| AZ-D0449 | Chronic Asthma | JAK | | | | | | | AstraZeneca |
| R552 | Immune Diseases | RIP1 | | | | | | | rigel |

1

[1] Investigational compounds in these indications and have not been submitted for FDA review.

rigel

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

In December 2019, we presented data at the 61st ASH Annual Meeting & Exposition held in Orlando, Florida, which included the post-hoc data analysis we conducted from a Phase 3 clinical program of TAVALISSE in adult patients with ITP. In this analysis, 32 patients received fostamatinib as a second-line therapy, and 78% (25/32) achieved ≥1 platelet count of ≥50,000/µL (without rescue therapy).

The most frequent adverse events were gastrointestinal-related, and the safety profile of the product was consistent with prior clinical experience, with no new or unusual safety issues uncovered.

TAVALISSE was approved by the FDA in April 2018 for the treatment of chronic ITP in adult patients who have had an insufficient response to a previous treatment, and successfully launched in the U.S. in May 2018. In January 2020, the EC granted our MAA in Europe for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. Grifols launched TAVLESSETM in the UK and Germany in July 2020 and expects to launch in Italy, Spain and France in 2021.

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

Other products in the U.S. that are approved by the FDA to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis International AG (Novartis)), Nplate® (Amgen, Inc.) and DOPTELET® (Swedish Orphan Biovitrum AB).

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

We are responsible for performing and funding certain development activities for fostamatinib for ITP and AIHA and Grifols is responsible for all other development activities for fostamatinib in such territories. We remain responsible for the manufacture and supply of fostamatinib for all development and commercialization activities under the agreement. In December 2019, we entered into a Drug Product Purchase Agreement with Grifols wherein we agreed to supply and sell to Grifols the drug product requested under an executed first and only purchase order until Grifols enters into a supply agreement directly with a third-party drug product manufacturer.

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

In January 2020, we received approval of our MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a $20.0 million payment as described above. Grifols launched TAVLESSETM in the UK and Germany in July 2020 and expects to launch in Italy, Spain and France in 2021.

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

In March 2019, we initiated our warm AIHA pivotal Phase 3 clinical study of fostamatinib, known as FORWARD study. The clinical trial protocol calls for a placebo-controlled study of approximately 90 patients with primary or secondary warm AIHA who have failed at least one prior treatment. The primary endpoint will be a durable Hgb response, defined as Hgb > 10 g/dL and > 2 g/dL increase from baseline and durability measure, with the response not being attributed to rescue therapy.

In May 2019, we enrolled the first patient in the FORWARD study. We have enrolled 44 patients of the 90 patients targeted for enrollment. Currently, the FORWARD study has over 90 active clinical trial sites established across 22 countries and a number of clinical trial sites have resumed screening patients after a temporary pause due to the ongoing COVID-19 pandemic. Given the uncertainty of the COVID-19 pandemic, we are unable to provide an update on anticipated enrollment completion.

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

Investigator-Sponsored Clinical Program

Fostamatinib—COVID-19 Pneumonia

In July 2020, we announced a Phase 2 IST with Imperial College London to evaluate the efficacy of fostamatinib, our oral SYK inhibitor, for the treatment of COVID-19 pneumonia.

SYK is a key mediator of immunoreceptor signaling in a host of inflammatory cells. Studies of severe acute respiratory syndrome (SARS) and other acute viral respiratory infections suggest that the pathogenesis relies on a series of SYK-dependent events involving activation of C-type lectin receptors (CLR) and immunoglobulin Fcg receptors (FcgR) in multiple cell types. Such SYK-mediated processes result in excessive cytokine and chemokine release, neutrophil activation associated with extensive NETosis (a highly inflammatory and thrombogenic type of cell death), and endothelial cell stimulation leading to vascular endothelium leakage and edema in the lungs. Together, these events can contribute to acute respiratory distress syndrome (ARDS), micro-thrombosis and associated systemic complications.

A hallmark of severe COVID-19 are hypoxemia and a radiological pattern of acute lung injury (ALI) that share features with ARDS. By inhibiting SYK, fostamatinib may specifically inhibit the infiltration and activation of monocytes and neutrophils in the lungs that are prominent in COVID-19.

Recent in vitro studies led by the Amsterdam University Medical Center at the University of Amsterdam, showed that R406, the active metabolite of fostamatinib, blocked macrophage hyper-inflammatory responses to a combination of immune complexes formed by anti-Spike IgG in serum from severe COVID-19 patients. Anti-Spike IgG levels are known to correlate with the severity of COVID-19. These results suggest that by inhibiting anti-Spike IgG-mediated hyperinflammation, R406 could potentially play a role in the prevention of cytokine storms, as well as pulmonary edema and thrombosis associated with severe COVID-19.

In addition, researchers at The Broad Institute of the Massachusetts Institute of Technology (MIT) and Harvard led a recent screen to identify FDA-approved compounds that reduce mucin-1 (MUC1) protein abundance. MUC1 is a biomarker used to predict the development of ALI and ARDS and correlates with poor clinical outcomes. Of the 3,713 compounds that were screened, fostamatinib was the only compound identified which both decreased expression of MUC1 and is FDA approved, and so allows for rapid repurposing for patients with COVID-19 lung injury. Fostamatinib demonstrated preferential depletion of MUC1 from epithelial cells without affecting cell viability. The research was focused on drug repurposing for the much lower risk of toxicity and the ability of FDA-approved treatments to be delivered on a shortened timescale, which is critical for patients afflicted with lung disease resulting from COVID-19.

The IST will be a two-stage open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib, ruxolitinib, or standard of care. Treatment will be administered twice daily for 14 days and patients will receive a follow-up assessment at day 14 and day 28 after the first dose. The primary objective will be to determine the efficacy of fostamatinib and the efficacy of ruxolitinib compared to standard of care to reduce the proportion of hospitalized patients progressing from mild or moderate to severe COVID-19 pneumonia. We will provide support for this trial along with Novartis.

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

In November 2019, BerGenBio showed that the primary endpoint of Overall Response Rate had been met in Cohort A of its Phase 2 clinical trial evaluating bemcentinib in combination with KEYTRUDA as a potential new treatment regimen for previously treated advanced non-small cell lung cancer (NSCLC). The primary efficacy endpoint requires that at least 25% evaluable patients achieve a clinical response when treated with the novel drug combination, defined as either complete or partial response, as measured by Response Evaluation Criteria in Solid Tumor. A secondary endpoint of median Progression Free Survival (PFS) reported significant 3-fold improvement in AXL positive versus negative patients, as defined by BerGenBio’s composite AXL tumor-immune score.

In December 2019, BerGenBio reported results in combination with low-dose cytarabine (LDAC) in elderly AML patients. The bemcentinib-LDAC combination was safe and well tolerated in elderly AML patients. The overall response rate and duration surpass historical benchmarks and compare favorably to other LDAC combinations.

In April 2020, BerGenBio announced that bemcentinib has been selected as the first potential treatment to be fast-tracked in a new UK national multi-center randomized Phase 2 clinical trial initiative to potentially receive an early indication of bemcentinib’s effectiveness in treating the most vulnerable patients with COVID-19.

In June 2020, BerGenBio confirmed dosing the first COVID-19 patient with bemcentinib at the University Hospital Southampton NHS Foundation Trust. The Phase 2 trial has commenced in seven more sites across the UK, with the plan to recruit approximately 120 subjects to assess safety and efficacy of bemcentinib as an add-on therapy to standard of care in approximately 60 hospitalized COVID-19 patients with the other approximately 60 control group patients receiving standard of care. Bemcentinib has exhibited potent anti-viral activity in preclinical models against several enveloped viruses, including Ebola and Zika virus and as of recently, to the COVID-19 virus. Bemcentinib is a small molecule inhibitor that targets a cell-surface protein called AXL, which is one of several cell surface receptors used by enveloped viruses to enter cells. Bemcentinib inhibits virus entry into cells and also prevents inhibition of Type I Interferon, the cell’s anti-viral defense mechanism, suggesting potential use in the treatment of COVID-19 infection.

In June 2020, BerGenBio announced positive interim clinical and translational data from Cohort B, stage 1 of the Phase 2 trial (BGBC008) evaluating bemcentinib in combination with Merck & Co.’s KeytrudaTM in previously treated NSCLC patients with confirmed progression on prior immune checkpoint therapy. The trial is recruiting patients in the second stage of the cohort.

In July 2020, BerGenBio announced first patient dosed in a trial assessing bemcentinib in recurrent glioblastoma (GBM). The trial is sponsored by Ichiro Nakano, MD, Professor in the Department of Neurosurgery and co-leader of the Neuro-Oncology Program at University of Alabama at Birmingham, and is funded by the National Cancer Institute. This is an open label, multi-center, intra-tumoral tissue PK study of bemcentinib in patients with recurrent GBM for whom a surgical resection is medically indicated. The trial intends to enroll up to 20 recurrent GBM patients, at up to 15 sites in the U.S. The end points of the study include an evaluation of bemcentinib’s ability to cross the blood brain barrier, AXL expression, PK, safety and tolerability, as well as efficacy assessments including PFS and Overall Survival.

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

Commercialization and Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of June 30, 2020, we are a party to collaboration agreements with ongoing performance obligations with Kissei for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea and with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey and with Medison Pharma Ltd. (Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA in Canada and Israel. As of June 30, 2020, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of

R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $610.7 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $70.5 million relates to the achievement of development events, up to $164.2 million relates to the achievement of regulatory events and up to $376.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

In July 2020, Grifols launched TAVLESSE® in Germany and the UK. Due to the COVID-19 pandemic, the commercial launch of fostamatinib in Europe by our partner, Grifols, was delayed and undertaken in a virtual manner. Grifols expects to launch in Italy, Spain and France in 2021. In addition, our partner, Kissei is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan the timing and completion of which could be delayed due to the COVID-19 pandemic. At this time, we cannot fully forecast the scope of impacts that the COVID-19 pandemic may have on these partnerships.

Grifols License Agreement

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $20.0 million payment upon approval from the EMA for fostamatinib in chronic ITP as discussed below. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP and AIHA, in Europe and Turkey. The agreement also requires us to conduct the Phase 3 trial in AIHA.

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

During the three ended June 30, 2020, we recognized no revenues related to the licensed rights in intellectual property and $396,000 in revenues related to the research services performed. During the six months ended June 30, 2020, we recognized $39.9 million in revenues related to the licensed rights in intellectual property and $3.6 million in revenues related to the research services performed. Deferred revenues as of June 30, 2020 was $1.8 million.

During the three and six months ended June 30, 2020, we also recognized $651,000 in revenues for a one-time delivery of drug supply to Grifols for commercialization.

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

We did not recognize any revenues during the three and six months ended June 30, 2020. At June 30, 2020, deferred revenues related to the unsatisfied performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $1.4 million.

Other license agreements

As of June 30, 2020, we have accounts receivable of $500,000 relative to the first amendment to the license and collaboration agreement with Aclaris executed in the fourth quarter of 2019.

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada pursuant to which we received a $5.0 million upfront payment under our agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months that we obtain regulatory approval in Canada of the product for the indication of AIHA. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement. Accrued interest related to this financing arrangement as of June 30, 2020 is immaterial.

Results of Operations

Three and Six Months Ended June 30, 2020 and 2019

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Product sales, net	$14,974	$10,173	$4,801	$27,654	$18,227	$9,427
Contract revenues from collaborations	1,047	234	813	44,128	4,804	39,324
Total revenues	$16,021	$10,407	$5,614	$71,782	$23,031	$48,751

The following table summarizes revenues from each of our customers and collaboration partners who individually accounted for 10% or more of our total revenues for the three and six months ended June 30, 2020 and 2019 (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
ASD Healthcare and Oncology Supply	47%	48%	20%	40%
McKesson Specialty Care Distribution Corporation	41%	40%	16%	31%
Cardinal Healthcare	5%	10%	2%	—
Grifols	7%	—	61%	20%

Product sales during the three and six months ended June 30, 2020 and 2019 related to sales of TAVALISSE in the U.S. and represent increasing sales volume since we launched in May 2018. For the three and six months ended June 30, 2020, the increase in product sales was mainly due to TAVALISSE sales volume increases of 28% and 32%, respectively, compared to the same periods in 2019, as well as increases in the selling price of TAVALISSE.

TAVALISSE has been prescribed across all lines of therapy in steroid refractory patients in ITP. It has been utilized by an increasing broad base of prescribers and community physicians, with growing early line use and continued strong refill rates.

We recognize product sales, net of discounts and allowances, as described in “Note 3” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contract revenues from collaborations of $1.0 million and $44.1 million, respectively, in the three and six months ended June 30, 2020 relate to revenue from the upfront fee we previously received from Grifols in the first quarter of 2019, as well as the milestone payment received from Grifols in the first quarter of 2020 upon EC approval of the MAA for fostamatinib in Europe. For the same periods in 2019, we recognized contract revenues of $234,000 and $4.8 million primarily related to the portion of the upfront fees from our collaboration agreements with Grifols and Kissei, respectively, recognized as revenue upon our performance of certain research and development services.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time. We cannot currently fully forecast the extent of the impacts that the COVID-19 pandemic may have on our product sales. As of June 30, 2020, we had deferred revenues of $3.2 million which we will recognize as revenue upon satisfaction of our remaining performance obligations under our collaboration agreements with Grifols and Kissei.

Cost of Product Sales

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Cost of product sales	$279	$311	$(32)	$434	$418	$16

We recognized $279,000 and $434,000, respectively, in cost of product sales during the three and six months ended June 30, 2020 related to our product, TAVALISSE. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of product sales during the three and six months ended June 30, 2020 and 2019. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical ingredient (API) that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Research and development expense	$14,214	$13,226	$988	$30,363	$24,175	$6,188
Stock-based compensation expense included in research and development expense	$458	$911	$(453)	$1,152	$1,698	$(546)

The increase in research and development expense for the three months ended June 30, 2020, compared to the same period in 2019, was primarily due to an increase of $2.1 million in research and development costs mainly for our on-going Phase 3 study in warm AIHA, Phase 1 trial of our RIP1 inhibitor program and Phase 1 trial in our IRAK 1/4 inhibitor program partially offset by the decreases of $453,000 in stock-based compensation expense, $365,000 in research and laboratory supplies, $164,000 in personnel-related expenses and $130,000 in various third party costs.

The increase in research and development expense for the six months ended June 30, 2020, compared to the same period in 2019, was primarily due to an increase of $7.1 million in research and development cost for our on-going Phase 3 trial in warm AIHA, Phase 1 trial of our RIP1 inhibitor program and Phase 1 trial in our IRAK 1/4 inhibitor program partially offset by the decreases of $546,000 in stock-based compensation expense and $366,000 in research and laboratory supplies.

We expect our research and development expense for the remainder of 2020 to increase as we continue our activities in our Phase 3 warm AIHA studies, RIP1 and IRAK 1/4 programs and other fostamatinib programs. We have resumed new patient enrollment in the majority of the clinical trial sites for our FORWARD study for warm AIHA and we expect to continue to incur expenses in managing the study and expenses related to measures to implement remote and virtual approaches, including remote patient monitoring and other alternative course of actions to maintain our study in warm AIHA. We cannot currently fully forecast the scope the evolving effects of COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on, and timing of, clinical study results.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,		From January 1, 2007*
	2020	2019	2020	2019	to June 30, 2020

Categories:
Research	$2,156	$2,586	$4,831	$5,245	$246,730
Development	10,119	8,256	21,360	14,163	405,004
Other	1,939	2,384	4,172	4,767	246,915
	$14,214	$13,226	$30,363	$24,175	$898,649

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.5 million each for the three months ended June 30, 2020 and 2019 and allocated stock-based compensation expense of approximately $458,000 and $911,000 for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, allocated facilities costs were approximately $3.0 million and $3.1 million, respectively, and allocated stock-based compensation expense were approximately $1.2 million and $1.7 million, respectively.

For the three and six months ended June 30, 2020 and 2019, a major portion of our total research and development expense was associated with our AIHA, RIP1, and IRAK programs, salaries of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$18,920	$18,209	$711	$37,350	$38,155	$(805)
Stock-based compensation expense included in selling, general and administrative expense	$1,299	$1,742	$(443)	$2,629	$3,908	$(1,279)

The increase in selling, general and administrative expense for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to the increases of $1.8 million in costs of consultants and third party services and $690,000 of personnel-related costs partially offset by the decreases of $1.1 million in travel-related commercial activities, $443,000 in stock-based compensation expense and $236,000 in various expense items.

The decrease in selling, general and administrative expense for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the decreases of $1.4 million in travel-related commercial activities and $1.3 million in stock-based compensation expense offset by the increases of $1.4 million in personnel-related costs, $200,000 in rent and $295,000 in various expense items.

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

Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Interest income	$169	$733	$(564)	$527	$1,513	$(986)

Interest income results from our interest-bearing cash and investment balances. The decreases in interest income for the three and six months ended June 30, 2020 as compared to the same period in 2019 were primarily due to decrease in yield on our investments.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Interest expense	$(353)	$—	$(353)	$(495)	$—	$(495)

Interest expense for the three and six months ended June 30, 2020 was related to the outstanding balance on our term loan from Midcap. In May 2020, we received funding for the second tranche of $10.0 million.

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

As of June 30, 2020, we had approximately $92.5 million in cash, cash equivalents and short-term investments, as compared to approximately $98.1 million as of December 31, 2019, a decrease of approximately $5.6 million. The decrease was primarily attributable to payments associated with funding our operating expenses during the six months ended June 30, 2020.

In September 2019, we entered into a $60.0 million term loan credit facility with MidCap. At closing, $10.0 million was funded to us in an initial tranche. We accessed the second $10.0 million tranche from our term loan credit facility with MidCap which we received in May 2020. The facility provides the company with access to an additional $40.0 million which is subject to the achievement of certain customary conditions. In August 2020, we entered into a Sales Agreement with Jefferies, pursuant to which we may sell, through Jefferies, up to an aggregate of $65.0 million in shares of our common stock.

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

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the six months ended June 30, 2020, we received approximately $2.7 million of sublease income and reimbursements. We expect to receive approximately $11.8 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

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

Our future funding requirements will depend upon many factors, including, but not limited to:

●	the ongoing costs to commercialize TAVALISSE for the treatment of ITP in the U.S., or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

●	our ability to meet operating covenants under our current and future credit facilities, if any;

●	our ability to enter into partnering opportunities across our pipeline within and outside the U.S.;

●	the costs and timing of regulatory filings and approvals by us and our collaborators;

●	the progress of research and development programs carried out by us and our collaborative partners;

●	any changes in the breadth of our research and development programs;

●	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

●	our ability to acquire or license other technologies or compounds that we may seek to pursue;

●	our ability to manage our growth;

●	competing technological and market developments;

●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

●	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

For the three and six months ended June 30, 2020 and 2019, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,131)	$(17,220)
Investing activities	19,227	(15,745)
Financing activities	11,852	872
Net (decrease) increase in cash and cash equivalents	$13,948	$(32,093)

Net cash used in operating activities was approximately $17.1 million for the six months ended June 30, 2020, compared to approximately $17.2 million for the six months ended June 30, 2019. Net cash used in operating activities for the six months ended June 30, 2020 was related to our research and development programs and our ongoing commercialization of TAVALISSE, partially offset by the $20.0 million payment received from Grifols and proceeds from sale of TAVALISSE. Net cash used in operating activities for the six months ended June 30, 2019 was related to our research and development programs and our commercialization of TAVALISSE partially offset by the $30.0 million upfront fee received from Grifols. The timing of cash requirements may vary from period to period depending on our ongoing commercial activities related to TAVALISSE, timing of collaboration revenues, our ability to access additional funds from our credit facility with MidCap, our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $19.2 million for the six months ended June 30, 2020, compared to net cash used in investing activities of approximately $15.7 million for the six months ended June 30, 2019. Net cash provided by investing activities during the six months ended June 30, 2020 related to net maturities of short-term investments, partially offset by capital expenditures. Net cash used in investing activities during the six months ended June 30, 2019 related to net purchases of short-term investments and capital expenditures. Capital expenditures were approximately $563,000 for the six months ended June 30, 2020, compared to approximately $492,000 for the same period in 2019.

Net cash provided by financing activities was approximately $11.9 million for the six months ended June 30, 2020, compared to approximately $872,000 for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2020 related to the proceeds from funding of the second $10.0 million tranche from our term loan credit facility with MidCap and exercise of stock options and participation in the Purchase Plan. Net cash provided by financing activities for the six months ended June 30, 2019 related to the proceeds from exercise of stock options and participation in the Purchase Plan.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

We have agreements with certain CROs to conduct our clinical trials and with third parties relative to our commercialization of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of June 30, 2020, we do not have material contractual commitments with respect to the arrangements discussed above, but we had the following contractual commitments related to our facilities lease and credit facility:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(in thousands)
Facilities lease (1)	$26,306	$9,887	$16,419	$—	$—
Credit facility with MidCap (2)	24,108	1,430	13,342	9,336	—
Total	$50,414	$11,317	$29,761	$9,336	$—
(1)	In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $11.8 million which we expect to receive over the term of the sublease through January 2023.
(2)	In September 2019, we entered into a Credit Agreement with MidCap. We received funding for the first tranche of $10.0 million. In March 2020, we accessed the second $10.0 million tranche from our term loan credit facility with MidCap which we received in May 2020. Under the agreement, we are obligated to make interest payments at an annual rate of one-month LIBOR plus 5.65% for the first 24 months and the interest plus principal amortization for the next 36 months. We will be obligated to pay administrative fees annually and a final fee upon final payment.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our prospects are highly dependent on our first commercial product, TAVALISSE (fostamatinib disodium hexahydrate). To the extent that the commercial success of TAVALISSE in the United States is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.*

TAVALISSE is our only drug that has been approved for sale in the United States and Europe for patients with chronic ITP. We are focusing a significant portion of our activities and resources on fostamatinib, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to sustain successful commercialization of TAVALISSE in the United States. We have entered into an exclusive commercialization agreement with Grifols to commercialize fostamatinib in Europe.

Sustained successful commercialization of TAVALISSE is subject to many risks and uncertainties, including the impact of the COVID-19 pandemic on the successful commercialization in the United States, as well as the successful commercialization efforts for TAVLESSE in Europe through our partner, Grifols. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to continue to do so successfully with fostamatinib for its approved indication. In addition, our partner, Grifols, is responsible for the commercial launch of TAVLESSE in Europe. Although Grifols launched TAVLESSE in Germany and the UK in July 2020, we cannot be certain if Grifols will be successful in launching TAVLESSE in Italy, Spain and France, and additional territories in Europe that it may pursue, or continue to be successful in commercializing and marketing in any such regions, including Germany and the UK. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

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

Market acceptance of fostamatinib will depend on a number of factors, including:

●	the timing of market introduction of the product as well as competitive products;

●	the clinical indications for which the product is approved;

●	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;

●	impacts due to the evolving effects of the COVID-19 pandemic;

●	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies, if any;

●	the convenience of prescribing, administrating and initiating patients on the product and the length of time the patient is on the product;

●	the potential and perceived value and advantages of the product over alternative treatments;

●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

●	pricing and the availability of coverage and adequate reimbursement by third-party payors and government authorities;

●	the prevalence and severity of adverse side effects; and

●	the effectiveness of sales and marketing efforts.

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

Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.*

The COVID-19 pandemic has resulted in extended travel and other continued restrictions in order to reduce the spread of the disease, including a California executive order, San Francisco Bay Area orders and several other state and local orders across the country, which, among other things, direct individuals to continue to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The evolving effects of the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.

In response to these public health directives and orders, we previously implemented work-from-home policies for certain employees and closed our office in South San Francisco requiring most of our personnel, including our administrative employees to work remotely, restricted on-site staff to only those personnel performing essential activities. Our continued reliance on personnel working from home may negatively impact productivity, disrupt, delay, or otherwise adversely impact our business. In addition, with most of our employees continuing to work remotely, our exposure to cybersecurity risk has increased. This also creates data accessibility concerns and make us more susceptible to communication disruptions. The effects of the executive order, the shelter-in-place order, our work-from-home policies and resulting disruptions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Since the COVID-19 pandemic was declared, we continued to observe reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our product sales and may continue to negatively affect our product sales in the future. Physicians with practices severely impacted by the COVID-19 pandemic, and who currently prescribe TAVALISSE, may eventually decide to close their independent practices and join a larger medical organization with a practice that does not prescribe TAVALISSE. Additionally, commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. Resources have been deployed to enable our field-based employees to continue to engage remotely with health care providers.  Although these virtual engagements have enabled our field team to support existing prescribers, as well as partner with new prescribers to identify appropriate patients for TAVALISSE, we cannot rule out future impact on our business if the pandemic continues for an extended period of time.

With respect to clinical development, we have taken, and continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible per recent FDA guidance and working with our investigators for appropriate care of these patients in a safe manner consistent with agency guidelines. We have a number of ongoing clinical trials, one of which is a global Phase 3 clinical study in warm AIHA. A number of our clinical trial investigators have paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled, but since May 2020, some have resumed patient screening. We are making decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to the resuming of enrollment/screening considering the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drug, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. At this time, however, we cannot currently fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with study protocol and overall impact on clinical study results including the timing thereof. In addition, our partner, Kissei, is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan the timing and completion of which could be delayed due to the COVID-19 pandemic. The delays may potentially delay future royalties on sales, as well as, receipt of future potential milestones. At this time, however, we cannot fully forecast the scope of impacts that the COVID-19 pandemic may have under our partnership with Kissei.

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

Health regulatory agencies globally may experience prolonged disruptions in their operations as a result of the coronavirus pandemic. It is unknown how long these disruptions could continue. Any de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the completion of our clinical trials.

In addition, the evolving effects of the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or we may not be able to meet the requirements under our credit facility with MidCap in order for us to draw tranches 3 and/or 4 for $20.0 million each tranche. We could also experience an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, a recession or market correction resulting from the impact of the evolving effects of the COVID-19 could materially affect our business and the value of our common stock. While we expect the evolving effects of the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or that of our business partners, are continuously extended and become more restrictive, we may need to reassess our priorities and our corporate objectives. Given the global economic slowdown, the risks and uncertainties associated with the pandemic could adversely affect our business, financial condition, results of operations and growth prospects in the future periods. These evolving effects could adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

To the extent the evolving effects of the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any of our collaborative partners, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. In particular, we cannot predict to what extent the evolving effects of the COVID-19 pandemic, depending on its scale and duration, may continue to disrupt global healthcare systems and access to our product or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to and demand for our product and our net sales. Adverse pricing limitations may also hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

We have established our distribution and reimbursement capabilities, all of which will be necessary to successfully commercialize TAVALISSE. As a result, we will be required to expend significant time and resources to market, sell, and distribute TAVALISSE to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies including our virtual strategies in response to the restrictions and limitations resulting from the COVID-19 pandemic, or the distribution and reimbursement capabilities, that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of TAVALISSE. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed. In addition, we actively participate in medical conferences and exhibits, such as the American Society of Clinical Oncology (ASCO) and ASH Annual Meeting & Exposition that are significant opportunities for us to educate physicians and key opinion leaders about TAVALISSE. Due to the COVID-19 pandemic, ASCO and ASH were and will be held virtually in 2020 and it is uncertain if other key conferences will be held virtually, postponed or cancelled. Such disruptions may prevent us from effectively educating the prescribing physicians and key opinion leaders about TAVALISSE which would negatively impact our ability to generate sales of and revenues from TAVALISSE and our results of operations and growth prospects could be adversely affected.

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

Enacted or future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and/or commercialize fostamatinib or our product candidates, once approved, and affect the prices we may set or obtain.*

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell fostamatinib or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for fostamatinib or our product candidates, if we obtain regulatory approval;

●	our ability to set a price that we believe is fair for our products;

●	our ability to generate revenue and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

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

In the United States, the European Union and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Recently, the Trump administration’s budget proposal for the fiscal year 2021 includes a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. See “Business – Government Regulation – Healthcare Reform” in Part I, Item 1 of our Annual Report on Form 10-K filed on February 27, 2020 for more information on healthcare reform activities.

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

Our future financial performance and our ability to sustain successful commercialization of TAVALISSE and our ability to commercialize other product candidates that may receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we continue to commercialize TAVALISSE, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:

●	manage our development efforts effectively;

●	integrate additional management, administrative and manufacturing personnel;

●	further develop our marketing and sales organization; and

●	maintain sufficient administrative, accounting and management information systems and controls.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Business – Governmental Regulation – Healthcare Law and Regulation” in Part I, Item 1 of our Annual Report on Form 10-K filed on February 27, 2020 for more information on the healthcare laws and regulations that may affect our ability to operate.

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

We are also subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We are subject to stringent privacy and information security laws, regulations, policies and contractual obligations, and changes in such laws, regulatons, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condution, results of operations or prospects.*

We are subject to, or affected by, numerous federal, state and foreign laws and regulations, as well as regulatory guidance, policies and contractual obligations governing the collection, use, disclosure, retention, and security of personal information. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the U.S., California adopted the California Consumer Privacy Act, or CCPA, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business depending on how the CCPA will be interpreted and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. Other states are beginning to propose similar laws.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, the European Union has adopted the GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of individuals in the EU, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal information, such as health information, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. In particular, while the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the UK, including the GDPR, after which the GDPR will be converted into UK law.  Beginning in 2021, the UK will be a “third country” under the GDPR. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the European Union issued a decision invalidating the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield on which we have relied for personal information transfers from Europe to the United States and other countries. Authorities in the United Kingdom and Switzerland, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal information transfers from those countries to the United States. As such, if we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States may also restrict our clinical trials activities in Europe; and limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers or vendors to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, patients or subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

If we or others identify additional undesirable side effects caused by TAVALISSE after approval:

●	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, or field alerts to physicians and pharmacies;

●	regulatory authorities may withdraw their approval of the product and require us to take our approved drugs off the market;

●	we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy, or REMS;

●	we may have limitations on how we promote our drugs;

●	third-party payers may limit coverage or reimbursement for TAVALISSE;

●	sales of TAVALISSE may decrease significantly;

●	we may be subject to litigation or product liability claims; and

●	our reputation may suffer.

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

If a safety issue emerges post-approval, we may become subject to costly product liability litigation by our customers, their patients or payers. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. If we cannot successfully defend ourselves against claims that TAVALISSE caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;

●	the inability to commercialize any products that we may develop;

●	injury to our reputation and significant negative media attention;

●	withdrawal of patients from clinical studies or cancellation of studies;

●	significant costs to defend the related litigation;

●	substantial monetary awards to patients; and

●	loss of revenue.

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

For our product candidates that have or may receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

●	relative convenience and ease of administration;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the willingness of physicians to change their current treatment practices;

●	the willingness of hospitals and hospital systems to include our product candidates as treatment options;

●	demonstration of efficacy and safety in clinical trials;

●	the prevalence and severity of any side effects;

●	the ability to offer product candidates for sale at competitive prices;

●	the price we charge for our product candidates;

●	the strength of marketing and distribution support; and

●	the availability of third-party coverage and adequate reimbursement and the willingness of patients to pay out-of-pocket in the absence of such coverage and adequate reimbursement.

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

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, including through sales pursuant to the Sales Agreement with Jefferies. Our credit facility with MidCap involve certain covenants and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

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

In September 2019, we entered into the Credit Agreement with MidCap. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. Please see Note 13 to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

Our indebtedness may have other adverse effects, such as:

●	our vulnerability to adverse general economic conditions and heightened competitive pressures;
●	dedication of a portion of our cash flow from operations to interest payments, limiting the availability of cash for other operational purposes;
●	limited flexibility in planning for, or reacting to, changes in our business and industry; and
●	our inability to obtain additional financing in the future.

Our Credit Agreement with MidCap contains a mandatory prepayment provision that gives MidCap and/or its Agent the right to demand payment of the outstanding principal and additional interest and fees in the event of default. We may not have enough available cash or be able to obtain financing at the time we are required to repay the term loan with additional interest and fees prior to maturity.

At closing, $10.0 million was funded to us in an initial tranche. The Credit Agreement also gave us the ability to access an additional $50.0 million at our option, of which $40.0 million may be drawn in 2 tranches subject to the achievement of certain customary conditions. In May 2020, our second tranche of $10.0 million was funded by MidCap. If we are unable to satisfy these or other required conditions, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

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

We rely and will continue to rely on certain third parties, including those located outside the U.S., as our limited source of the materials they supply or the finished products they manufacture. The drug substances and other materials used in our product candidates are currently available only from one or a limited number of suppliers or manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. Any of these existing suppliers or manufacturers may:

●	fail to supply us with product on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities or equipment or otherwise;

●	fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our commercial needs;

●	be unable to meet our production demands due to issues related to their reliance on sole-source suppliers and manufacturers;

●	supply us with product that fails to meet regulatory requirements;

●	become unavailable through business interruption or financial insolvency;

●	lose regulatory status as an approved source;

●	be unable or unwilling to renew current supply agreements when such agreements expire on a timely basis, on acceptable terms or at all; or

●	discontinue production or manufacturing of necessary drug substances or products.

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

Our business planning requires us to forecast or make assumptions regarding product demand and revenues for any of our product candidates if they are approved despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators or other third parties to conduct commercial activities in certain geographies and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

●	the efficacy and safety of any of our product candidates, including as relative to marketed products and product candidates in development by third parties;

●	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;

●	the rate of adoption in the particular market, including fluctuations in demand for various reasons;

●	impacts due to the ongoing COVID-19 pandemic;

●	lack of patient and physician familiarity with the drug;

●	lack of patient use and physician prescribing history;

●	lack of commercialization experience with the drug;

●	actual sales to patients may significantly differ from expectations based on sales to wholesalers; and

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

In connection with clinical trials of our product candidates, we may face the following risks among others:

●	the product candidate may not prove to be effective;

●	the product candidate may cause harmful side effects;

●	the clinical results may not replicate the results of earlier, smaller trials;

●	we or third parties with whom we collaborate, may be significantly impacted by the evolving impacts of the ongoing COVID-19 pandemic;

●	we, or the FDA or similar foreign regulatory authorities, may delay, terminate or suspend the trials;

●	our results may not be statistically significant;

●	patient recruitment and enrollment may be slower than expected;

●	patients may drop out of the trials or otherwise not enroll; and

●	regulatory and clinical trial requirements, interpretations or guidance may change.

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

Discovery after approval of previously unknown problems with any of our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

●	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

●	restrictions on product manufacturing processes;

●	restrictions on the marketing of a product;

●	restrictions on product distribution;

●	requirements to conduct post-marketing clinical trials;

●	untitled or warning letters or other adverse publicity;

●	withdrawal of products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products;

●	refusal to permit the import or export of our products;

●	product seizure;

●	fines, restitution or disgorgement of profits or revenue;

●	refusal to allow us to enter into supply contracts, including government contracts;

●	injunctions; or

●	imposition of civil or criminal penalties.

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

Before commencing clinical trials in humans in the United States, we, or our collaborative partners, will need to submit and receive approval from the FDA of an IND application. Clinical trials are subject to oversight by institutional review boards and the FDA and:

●	must be conducted in conformance with the FDA’s good clinical practices and other applicable regulations;

●	must meet requirements for institutional review board oversight;

●	must meet requirements for informed consent;

●	are subject to continuing FDA and regulatory oversight;

●	may require large numbers of test subjects; and

●	may be suspended by us, our collaborators or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

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

Our future funding requirements will depend on many uncertain factors.

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

●	the costs to commercialize fostamatinib for the treatment of ITP in the United States, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;

●	the progress and success of our Phase 3 trial in warm AIHA, other clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

●	any current and future impacts of the ongoing and evolving COVID-19 pandemic;

●	the costs and timing of regulatory filings and approvals by us and our collaborators;

●	the progress of research and development programs carried out by us and our collaborative partners;

●	any changes in the breadth of our research and development programs;

●	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;

●	our ability to acquire or license other technologies or compounds that we may seek to pursue;

●	our ability to manage our growth;

●	competing technological and market developments;

●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and

●	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

Due to the evolving effects of the COVID-19 pandemic, for several of our development programs, we are experiencing a disruption or delay in our ability to enroll and assess patients, maintain patient enrollment, supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in employee resources or otherwise. In addition, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. In light of the evolving effects of the COVID-19 pandemic, we have taken, and will continue to take, measures to implement remote and virtual approaches to clinical development, including remote patient monitoring where possible, and if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

We earned an income from operations of approximately $3.6 million during the six months ended June 30, 2020. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of June 30, 2020, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses or profitability, if any, especially due to the ongoing COVID-19 pandemic, is highly uncertain.

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

In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the United States Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additionally, third parties may challenge the validity, enforceability or scope of our issued patents, which may result in such patents being narrowed, invalidated or held unenforceable through interference, opposition or invalidity proceedings before the United States Patent and Trademark Office or non-U.S. patent offices. Any successful opposition to our patents could deprive us of exclusive rights necessary for the successful commercialization of fostamatinib or our other product candidates. Oppositions could also be filed to complementary patents, such as formulations, methods of manufacture and methods of use, that are intended to extend the patent life of the overall portfolio beyond the patent life covering the composition of matter. A successful opposition to any such complementary patent could impact our ability to extend the life of the overall portfolio beyond that of the related composition of matter patent.

Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

Because the degree of future protection for our proprietary rights is uncertain, we cannot assure you that:

●	we were the first to make the inventions covered by each of our pending patent applications;

●	we were the first to file patent applications for these inventions;

●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

●	any of our pending patent applications will result in issued patents;

●	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

●	we will develop additional proprietary technologies that are patentable; or

●	the patents of others will not have a negative effect on our ability to do business.

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

●	require our collaborators or us to obtain a license to continue to use, manufacture or market the affected products, methods or processes, which may not be available on commercially reasonable terms, if at all;

●	prevent us from using the subject matter claimed in the patents held by others;

●	subject us to potential liability for damages;

●	consume a substantial portion of our managerial and financial resources; and

●	result in litigation or administrative proceedings that may be costly, whether we win or lose.

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

Our ability to use net operating losses and certain other tax attributes is uncertain and may be limited.*

Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. Federal NOLs generated prior to 2018 will continue to be governed by the NOL carryforward rules as they existed prior to the adoption of the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act as modified by the CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal net operating losses generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. Under A.B. 85, the Company’s California net operating loss carryforwards are suspended for tax years 2020, 2021, and 2022, but the period to use these carryovers was extended. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code) and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities. Moreover, our ability to utilize our net operating losses is conditioned upon us achieving profitability and generating U.S. federal taxable income.

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

Competition may also arise from:

●	new or better methods of target identification or validation;

●	generic version of TAVALISSE or of products with which we compete;

●	other drug development technologies and methods of preventing or reducing the incidence of disease;

●	new small molecules; or

●	other classes of therapeutic agents.

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

Many of our competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

●	identifying and validating targets;

●	screening compounds against targets; and

●	undertaking preclinical testing and clinical trials.

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

Our ability to compete successfully will depend, in part, on our ability to:

●	identify and validate targets;

●	discover candidate drug compounds that interact with the targets we identify;

●	attract and retain scientific and product development personnel;

●	obtain patent or other proprietary protection for our new drug compounds and technologies; and

●	enter commercialization agreements for our new drug compounds.

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

The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;

●	our ability to continue to sell TAVALISSE in the United States;

●	our ability to enter into partnering opportunities across our pipeline;

●	the receipt or failure to receive the additional funding necessary to conduct our business;

●	selling by large stockholders;

●	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;

●	announcements of technological innovations or new commercial products by our competitors or us;

●	developments concerning proprietary rights, including patents;

●	developments concerning our collaborations;

●	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

●	regulatory developments in the United States and foreign countries;

●	changes in the structure of healthcare payment systems;

●	litigation or arbitration;

●	economic and other external factors or other disaster or crisis; and

●	period-to-period fluctuations in financial results.

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

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, incur significant remediation or litigation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources.

Companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access or otherwise compromise information technology systems. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive including corporate espionage. Cyber threats may be generic, or they may be custom crafted against our information systems. Cyber-attacks continue to become more prevalent and much harder to detect and defend against. Our network and storage applications and those of our contract manufacturing organizations, CROs or vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, or result in significant financial exposure. Furthermore, the costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause harm to our business, financial condition and results of operations.

The transition away from the London Interbank Offered Rate (LIBOR) could affect the value of certain short-term investments, outstanding debt from our existing credit facility as well as our ability to draw additional funds from our credit facility.

The UK's Financial Conduct Authority, which regulates LIBOR, has announced plans to phase out the use of LIBOR by the end of 2021. We have certain short-term investments which includes financial instruments, as well an existing debt facility subject to LIBOR. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on certain instruments into which we may enter in the future are not known. The transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes.  Any such effects of the transition away from LIBOR, as well as other unforeseen effects, result in expenses, difficulties, complications or delays in connection with future financing efforts, which could have an adverse impact on our business, financial condition and results of operations.

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

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in March 2018 and declared effective by the SEC in April 2018, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $200 million. To date, we have $63.2 million remaining under such universal shelf registration statement after taking into account the $65.0 million subject to the Sales Agreement with Jefferies. If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock (including any sales pursuant to our Sales Agreement with Jefferies or shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, future sales by us of our common stock, including those pursuant to our Sales Agreement with Jefferies, may be dilutive to existing stockholders. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

●	establish that members of the board of directors may be removed only for cause upon the affirmative vote of stockholders owning a majority of our capital stock;

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

●	limit who may call a special meeting of stockholders;

●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

●	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings;

●	provide for a board of directors with staggered terms; and

●	provide that the authorized number of directors may be changed only by a resolution of our board of directors.

In addition, Section 203 of the Delaware General Corporation Law, which imposes certain restrictions relating to transactions with major stockholders, may discourage, delay or prevent a third party from acquiring us.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

On August 4, 2020, we entered into the Sales Agreement with Jefferies, as our sales agent, pursuant to which we may sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $65.0 million (Shares). We are not obligated to make any sales of Shares under the Sales Agreement, and all sales will be made pursuant to a shelf registration statement on Form S-3, which was declared effective by the SEC on April 2, 2018, and as supplemented by a prospectus supplement to be filed with the SEC on or about the date of this Quarterly Report on Form 10-Q. Under the Sales Agreement, Shares may be sold by any method deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act, and, as a result, prices may vary. We have agreed to pay Jefferies a commission of up to 3% of the aggregate gross proceeds we receive from all sales of Shares under the Sales Agreement, and we have also provided Jefferies with customary indemnification rights. We and Jefferies may each terminate the Sales Agreement at any time upon prior written notice.

The foregoing description of the Sales Agreement is qualified in its entirety by reference to the Sales Agreement, a copy of which is attached hereto as Exhibit 1.1 and incorporated herein by reference.

The opinion of our counsel regarding the validity of the Shares that will be issued pursuant to the Sales Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 5.1.

Item 6.Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

1.1#	Open Market Sale AgreementSM, dated August 4, 2020, by and between Rigel Pharmaceuticals, Inc. and Jefferies LLC.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

5.1#	Opinion of Cooley LLP.

10.1#+	Rigel Pharmaceuticals, Inc. 2018 Equity Incentive Plan, as amended.

23.1#	Consent of Cooley LLP (included in Exhibit 5.1).

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.

* The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act.

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 29, 2012, and incorporated herein by reference.

(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on May 18, 2018, and incorporated herein by reference.

(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 2, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), filed on September 15, 2000, as amended, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on June 24, 2003, and incorporated herein by reference.

(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q (No. 000-29889) for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2020

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2020