Form 10-Q
period 2020-09-30
RIGEL PHARMACEUTICALS INC
filed 2020-11-05
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of October 30, 2020, there were 168,981,434 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2020	2019(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,567	$22,521
Short-term investments	36,245	75,557
Accounts receivable, net	14,631	10,111
Inventories	2,050	1,354
Prepaid and other current assets	10,355	9,462
Total current assets	99,848	119,005
Property and equipment, net	2,517	2,159
Operating lease right-of-use asset	19,873	25,709
Other assets	820	696
	$123,058	$147,569
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,283	$4,152
Accrued compensation	8,173	8,819
Accrued research and development	3,296	5,960
Other accrued liabilities	9,037	6,721
Lease liabilities, current portion	8,334	7,272
Deferred revenue, current portion	3,069	25,288
Total current liabilities	34,192	58,212

Long-term portion of deferred revenue	146	1,404
Long-term portion of lease liabilities	12,929	19,230
Loans payable, net of discount	19,836	9,810
Other long-term liabilities	5,000	5,098

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	169	168
Additional paid-in capital	1,337,519	1,329,852
Accumulated other comprehensive income	2	23
Accumulated deficit	(1,286,735)	(1,276,228)
Total stockholders’ equity	50,955	53,815
	$123,058	$147,569
(1)	The balance sheet at December 31, 2019 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2019.

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$16,289	$11,716	$43,943	$29,943
Contract revenues from collaborations	2,100	9,141	46,228	13,945
Total revenues	18,389	20,857	90,171	43,888

Costs and expenses:
Cost of product sales	140	310	574	728
Research and development	14,600	14,463	44,963	38,638
Selling, general and administrative	17,430	18,121	54,780	56,276
Total costs and expenses	32,170	32,894	100,317	95,642

Loss from operations	(13,781)	(12,037)	(10,146)	(51,754)
Interest income	36	555	563	2,068
Interest expense	(429)	(8)	(924)	(8)
Net loss	$(14,174)	$(11,490)	$(10,507)	$(49,694)

Net loss per share, basic and diluted	$(0.08)	$(0.07)	$(0.06)	$(0.30)

Weighted average shares used in computing net loss per share, basic and diluted	168,932	167,609	168,658	167,326

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(14,174)	$(11,490)	$(10,507)	$(49,694)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	(44)	(7)	(21)	60

Comprehensive loss	$(14,218)	$(11,497)	$(10,528)	$(49,634)

See Accompanying Notes.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2020	167,987,850	$168	$1,329,852	$23	$(1,276,228)	$53,815
Net income	—	—	—	—	21,243	21,243
Net unrealized gain on short-term investments	—	—	—	55	—	55
Issuance of common stock upon exercise of options	581,675	1	1,335	—	—	1,336
Stock compensation expense	—	—	2,050	—	—	2,050
Balance at March 31, 2020	168,569,525	$169	$1,333,237	$78	$(1,254,985)	$78,499
Net loss	—	—	—	—	(17,576)	(17,576)
Net unrealized loss on short-term investments	—	—	—	(32)	—	(32)
Issuance of common stock upon participation in Purchase Plan	348,098	—	541	—	—	541
Stock compensation expense	—	—	1,778	—	—	1,778
Balance at June 30, 2020	168,917,623	$169	$1,335,556	$46	$(1,272,561)	$63,210
Net loss	—	—	—	—	(14,174)	(14,174)
Net unrealized loss on short-term investments	—	—	—	(44)	—	(44)
Issuance of common stock upon exercise of options	25,811	—	52	—	—	52
Stock compensation expense	—	—	1,911	—	—	1,911
Balance at September 30, 2020	168,943,434	$169	$1,337,519	$2	$(1,286,735)	$50,955

Balance at January 1, 2019	167,171,505	$167	$1,319,068	$(24)	$(1,209,334)	$109,877
Net loss	—	—	—	—	(17,598)	(17,598)
Net unrealized gain on short-term investments	—	—	—	34	—	34
Issuance of common stock upon exercise of options	7,583	—	16	—	—	16
Stock compensation expense	—	—	2,986	—	—	2,986
Balance at March 31, 2019	167,179,088	$167	$1,322,070	$10	$(1,226,932)	$95,315
Net loss	—	—	—	—	(20,606)	(20,606)
Net unrealized gain on short-term investments	—	—	—	33	—	33
Issuance of common stock upon exercise of options and participation in Purchase Plan	425,331	1	855	—	—	856
Stock compensation expense	—	—	2,693	—	—	2,693
Balance at June 30, 2019	167,604,419	$168	$1,325,618	$43	$(1,247,538)	$78,291
Net loss	—	—	—	—	(11,490)	(11,490)
Net unrealized loss on short-term investments	—	—	—	(7)	—	(7)
Issuance of common stock upon exercise of options	4,625	—	9	—	—	9
Stock compensation expense	—	—	2,108	—	—	2,108
Balance at September 30, 2019	167,609,044	$168	$1,327,735	$36	$(1,259,028)	$68,911

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(10,507)	$(49,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,665	7,704
Depreciation and amortization	500	503
Non-cash operating lease expense	5,836	5,181
Net amortization and accretion of discount on short-term investments and term loan	(171)	(917)
Changes in assets and liabilities:
Accounts receivable, net	(4,520)	(7,475)
Inventories	(235)	(195)
Prepaid and other current assets	(893)	(2,000)
Other assets	(124)	40
Accounts payable	(1,869)	(3,730)
Accrued compensation	(646)	(2,886)
Accrued research and development	(2,664)	(1,132)
Other accrued liabilities	1,731	3,207
Lease liability	(5,239)	(4,793)
Deferred revenue	(23,477)	24,326
Net cash used in operating activities	(36,613)	(31,861)
Investing activities
Purchases of short-term investments	(63,671)	(100,501)
Maturities of short-term investments	103,184	85,306
Capital expenditures	(758)	(844)
Net cash provided by (used in) investing activities	38,755	(16,039)
Financing activities
Net proceeds from term loan financing	9,975	9,789
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	1,929	882
Net cash provided by financing activities	11,904	10,671
Net increase (decrease) in cash and cash equivalents	14,046	(37,229)
Cash and cash equivalents at beginning of period	22,521	76,322
Cash and cash equivalents at end of period	$36,567	$39,093
Supplemental disclosure of cash flow information
Interest paid	$814	$—

See Accompanying Notes.

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.	Nature of Operations

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first product approved by the United States Food and Drug Administration (FDA) is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product has been approved by the European Commission (EC) for the treatment of chronic ITP in adult patients who are refractory to other treatments and is marketed in Europe under the name TAVLESSE® (fostamatinib). Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (AIHA); a NIH/NHLBI-Sponsored Phase 2 trial for the treatment of hospitalized COVID-19 patients, in collaboration with Inova® Health System; and a Phase 2 trial for the treatment of COVID-19 pneumonia being conducted by Imperial College London. Additionally, we plan to study fostamatinib in a Phase 3 clinical trial for the treatment of hospitalized COVID-19 patients which is expected to launch in the fourth quarter of 2020. Other clinical trials include an ongoing Phase 1 study of R835, a proprietary molecule from its interleukin receptor associated kinase (IRAK) inhibitor program; and an ongoing Phase 1 study of R552, a proprietary molecule from its receptor-interacting protein kinase (RIP) inhibitor program. In addition, we have product candidates in clinical development with partners AstraZeneca (AZ), BerGenBio ASA (BerGenBio), and Daiichi Sankyo (Daiichi).

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

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. At September 30, 2020 and December 31, 2019, our physical inventory included active pharmaceutical product of which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at each balance sheet date.

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

All of our leases outstanding as of September 30, 2020 continued to be classified as operating leases. We recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As our lease does not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset includes any lease payments made prior to commencement. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Because we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been antidilutive. Potentially dilutive securities include stock options and shares issuable under our stock award plans. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

We had securities which could potentially dilute basic earnings per share, but were excluded from the computation of diluted loss per share for all periods presented, as their effect would have been antidilutive. These securities consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Outstanding stock options	27,646	22,665	27,646	22,665
Purchase Plan	59	125	59	125
Total	27,705	22,790	27,705	22,790

6.	Stock-Based Compensation

Total stock-based compensation related to all of our share-based payments that we recognized for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Selling, general and administrative	$1,352	$1,611	$3,981	$5,519
Research and development	532	487	1,684	2,185
Total stock-based compensation expense	$1,884	$2,098	$5,665	$7,704

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.5%	1.7%	1.2%	2.5%
Expected term (in years)	6.7	6.0	6.5	6.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.5%	63.0%	66.0%	65.6%

The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

We granted options to purchase 8,288,090 shares of common stock during the nine months ended September 30, 2020 with a grant-date weighted-average fair value of $1.41 per share. As of September 30, 2020, we had 1,101,250 shares of outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones was not considered as probable. Accordingly, none of the related stock-based compensation expense of $1.7 million has been recognized as expense as of September 30, 2020.

As of September 30, 2020, there were approximately $12.6 million of unrecognized stock-based compensation cost related to time-based stock options and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable.

At September 30, 2020, there were 13,989,943 shares of common stock available for future grant under our equity incentive plans and 607,486 options to purchase shares were exercised during the nine months ended September 30, 2020.

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

As of September 30, 2020, there were 235,795 shares reserved for future issuance under the Purchase Plan and there was $887,000 of unrecognized stock-based compensation cost related to our Purchase Plan. The following table summarizes the weighted-average assumptions related to our Purchase Plan for the nine months ended September 30, 2020 and 2019. Expected volatilities for our Purchase Plan are based on the historical volatility of our stock. Expected term represents the weighted-average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Nine Months Ended
	September 30,
	2020	2019
Risk-free interest rate	1.0%	2.8%
Expected term (in years)	1.6	1.7
Dividend yield	0.0%	0.0%
Expected volatility	62.3%	63.0%

7.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product sales:
Gross product sales	$20,318	$14,348	$54,042	$36,745
Discounts and allowances	(4,029)	(2,632)	(10,099)	(6,802)
Product sales, net	$16,289	$11,716	$43,943	$29,943

Revenues from collaborations:
License revenues	2,100	7,750	41,958	12,249
Research and development services and others	—	1,391	4,270	1,696
Total revenues from collaborations	2,100	9,141	46,228	13,945
Total revenues	$18,389	$20,857	$90,171	$43,888

The following table summarizes revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
ASD Healthcare and Oncology Supply	48%	28%	26%	34%
McKesson Specialty Care Distribution Corporation	34%	22%	20%	27%
Daiichi	11%	—	*	—
Aclaris	—	19%	—	*
Celgene	—	18%	—	*
Grifols	—	*	49%	11%

We commenced commercial sale of TAVALISSE in the U.S. in May 2018 after FDA approval in April 2018. Our Marketing Authorization Application (MAA) for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments was approved by the EC in January 2020. Fostamatinib is marketed in Europe under the brand name TAVLESSE™ (fostamatinib). Grifols launched TAVLESSE™ in the UK and Germany in July 2020, and expects a phased roll-out over the next 18 months across Europe.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2020 and 2019 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2020	$1,293	$1,801	$238	$3,332
Provision related to current period sales	5,625	2,775	676	9,076
Adjustment related to prior period sales	(75)	(490)	565	—
Credit or payments made during the period	(5,020)	(2,407)	(72)	(7,499)
Balance at September 30, 2020	$1,823	$1,679	$1,407	$4,909

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2019	$622	$843	$170	$1,635
Provision related to current period sales	3,561	2,296	99	5,956
Credit or payments made during the period	(2,932)	(1,298)	—	(4,230)
Balance at September 30, 2019	$1,251	$1,841	$269	$3,361

Of the $10.1 million discounts and allowances from gross product sales for the nine months ended September 30, 2020, $9.1 million was accounted for as additions to other accrued liabilities and $1.0 million as reductions in accounts receivable and prepaid and other current assets in the balance sheet. Other accrued liabilities related to the discounts and allowances had a remaining outstanding balance of $4.9 million as of September 30, 2020.

8.	Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of September 30, 2020, we are a party to collaboration agreements with ongoing performance obligations with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey, and with Kissei Pharmaceutical Co., Ltd. (Kissei) for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea, and with Medison Pharma Ltd. (Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Canada and Israel. As of September 30, 2020, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $607.2 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, $67.5 million relates to the achievement of development events, $163.7 million relates to the achievement of regulatory events and $376.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

In January 2020, we received EC’s approval of our MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a $20.0 million non-refundable payment in February 2020, which is comprised of a $17.5 million for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of the collaboration agreement. The $20.0 million payment was allocated to the distinct performance obligations in the collaboration agreement with Grifols.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our ongoing long-term open-label extension study on patients with ITP, and (c) performance of clinical services related to our Phase 3 study in AIHA. In October 2020, we entered into a commercial supply agreement for the licensed territories. We concluded each of these performance obligations is distinct. We based our assessment on the following: (i) our assessment that Grifols can benefit from the license on its own by developing and commercializing the underlying product using its own resources, and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Upon execution of our agreement with Grifols, we determined that the upfront fee of $5.0 million, which is the non-refundable portion of the $30.0 million upfront fee, represented the transaction price. In the first quarter of 2020, we revised the transaction price to include the $25.0 million of the upfront payment that is no longer refundable under our agreement and the $20.0 million payment received that is no longer constrained. We allocated the updated transaction price to the distinct performance obligations in our collaboration agreement based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the research and regulatory services, we estimated the standalone selling price using the cost plus expected margin approach. As a result of the adjusted transaction price, adjustments are recorded on a cumulative catch-up basis, and recorded as part of contract revenues from collaborations in the first quarter of 2020.

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

During the three months ended September 30, 2020, we recognized no revenues related to the licensed rights in intellectual property and the research services performed. During the nine months ended September 30, 2020, we recognized $39.9 million in revenues related to the licensed rights in intellectual property and $3.6 million in revenues related to the research services performed. During the nine months ended September 30, 2020, we also recognized $651,000 in revenues for a one-time delivery of drug supply to Grifols for commercialization. Deferred revenues related to the performance of research services as of September 30, 2020 was $1.8 million.

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

We did not recognize any revenues during the three and nine months ended September 30, 2020. At September 30, 2020, deferred revenues related to the unsatisfied performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $1.4 million.

Medison Commercial and License Agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada pursuant to which we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement. Accrued interest expense related to this financing arrangement as of September 30, 2020 is immaterial. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison.

Other license agreements

For the three and nine months ended September 2020, we recognized $2.1 million of revenue as a result of the achievement of a milestone in accordance with the Amended Collaboration Agreement dated April 20, 2005 with Daiichi. All deliverables under the agreement had been previously delivered, as such the above payment has been recognized as revenue in the third quarter of 2020. We received the milestone payment from Daiichi in October 2020.

9.	Inventories

As of September 30, 2020 and December 31, 2019, we have the following inventories (in thousands):

	September 30,	December 31,
	2020	2019
Work in process	$1,043	$810
Finished goods	1,007	544
Total	$2,050	$1,354

As of September 30, 2020, we have $4.2 million in advance payments to our manufacturer of our raw materials, which is included as part of “Prepaid and other current assets” in our condensed balance sheet. We take ownership of such raw materials when they are completed and delivered to us.

10.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Cash	$1,492	$3,371
Money market funds	17,625	7,457
U.S. treasury bills	23,297	12,539
Government-sponsored enterprise securities	18,451	19,017
Corporate bonds and commercial paper	11,947	55,694
	$72,812	$98,078
Reported as:
Cash and cash equivalents	$36,567	$22,521
Short-term investments	36,245	75,557
	$72,812	$98,078

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$23,297	$1	$(1)	$23,297
Government-sponsored enterprise securities	18,449	2	—	18,451
Corporate bonds and commercial paper	11,947	—	—	11,947
Total	$53,693	$3	$(1)	$53,695

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$12,532	$8	$(1)	$12,539
Government-sponsored enterprise securities	19,010	8	(1)	19,017
Corporate bonds and commercial paper	55,685	14	(5)	55,694
Total	$87,227	$30	$(7)	$87,250

As of September 30, 2020, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 64 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of September 30, 2020 through their respective maturity dates. At September 30, 2020, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of September 30, 2020, a total of 11 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate fluctuations. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at September 30, 2020.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

September 30, 2020	Fair Value	Unrealized Losses
U. S. treasury bills	$14,027	$(1)
Total	$14,027	$(1)

11.	Fair Value

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$17,625	$—	$—	$17,625
U.S. treasury bills	—	23,297	—	23,297
Government-sponsored enterprise securities	—	18,451	—	18,451
Corporate bonds and commercial paper	—	11,947	—	11,947
Total	$17,625	$53,695	$—	$71,320

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$7,457	$—	$—	$7,457
U.S. treasury bills	—	12,539	—	12,539
Government-sponsored enterprise securities	—	19,017	—	19,017
Corporate bonds and commercial paper	—	55,694	—	55,694
Total	$7,457	$87,250	$—	$94,707

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $10.7 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

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

As a result of the adoption of Topic 842 on January 1, 2019, we recognized $32.8 million in operating right-of-use asset and $33.2 million in lease liability, and derecognized $399,000 of deferred rent in the balance sheet at adoption date. These were calculated using the present value of our remaining lease payments using an estimated incremental borrowing rate of 9%, which represented the weighted average discount rate for our lease. There was no cumulative-effect adjustment on our accumulated deficit as of January 1, 2019. As of September 30, 2020, we had operating lease right-of-use asset of $19.9 million and lease liability of $21.3 million in the balance sheet. The weighted average remaining term of our lease as of September 30, 2020 was 2.33 years.

As of September 30, 2020, we received from our landlord leasehold improvement incentives amounting to $563,000 related to leasehold improvements. We record these leasehold improvement incentives as a reduction to operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred.

For the three and nine months ended September 30, 2020, the components of our operating lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Fixed operating lease expense	$1,340	$4,020
Variable operating lease expense	237	704
Total operating lease expense	$1,577	$4,724

Supplemental information related to the Company’s operating lease for the three and nine months ended September 30, 2020 were as follow (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Cash payments included in the measurement of operating lease liabilities	$2,431	$7,263

The following table presents the future lease payments of our operating lease liabilities as of September 30, 2020 (in thousands):

Remainder of 2020	$2,431
2021	10,082
2022	10,485
2023	877
Total operating lease payments	23,875
Less: imputed interest	(2,612)
Total operating lease liabilities	$21,263

For the three and nine months ended September 30, 2020, we have the following operating sublease information (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Fixed sublease expense	$1,096	$3,286
Variable sublease expense	245	742
Sublease income	(1,341)	(4,028)
Net	$—	$—

The following table presents the future lease payments we expect to receive under our sublease as of September 30, 2020 (in thousands):

Remainder of 2020	$1,093
2021	4,534
2022	4,716
2023	394
Total operating lease liabilities	$10,737

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

The following table presents the future minimum payments we expect to make on our outstanding loan as of September 30, 2020 (in thousands):

Year Ending December 31,
2021	$1,667
2022	6,667
2023	6,667
2024	4,999
Principal amount (Tranches 1 and 2)	$20,000

We paid certain costs and fees totaling $236,000 which were recorded as a direct deduction from the term loan on the balance sheet and are being amortized ratably as interest expense over the term of the loan, using the effective interest method. As of September 30, 2020, the unamortized issuance costs and debt discounts amounted to $164,000.

Interest expense, including amortization of the debt discount and accretion of the final fees, related to the Credit Agreement was $429,000 and $1.0 million, respectively, for the three and nine months ended September 30, 2020. Accrued interest was $233,000 as of September 30, 2020. As of September 30, 2020, the outstanding balance of the loan was $19.8 million, net of unamortized debt discount.

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum net revenues and $10.0 million of cash in order to draw tranche three or tranche four. As of September 30, 2020, we were not in violation of any covenants.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our financial results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with immune and hematologic disorders, cancer and rare diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first product approved by the United States Food and Drug Administration (FDA) is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product has been approved by the European Commission (EC) for the treatment of chronic ITP in adult patients who are refractory to other treatments and is marketed in Europe under the name TAVLESSE® (fostamatinib). Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (AIHA); a NIH/NHLBI-Sponsored Phase 2 trial for the treatment of hospitalized COVID-19 patients, in collaboration with Inova® Health System; and a Phase 2 trial for the treatment of COVID-19 pneumonia being conducted by Imperial College London. Additionally, we plan to study fostamatinib in a Phase 3 clinical trial for the treatment of hospitalized COVID-19 patients which is expected to launch in the fourth quarter of 2020. Other clinical trials include an ongoing Phase 1 study of R835, a proprietary molecule from its interleukin receptor associated kinase (IRAK) inhibitor program; and an ongoing Phase 1 study of R552, a proprietary molecule from its receptor-interacting protein kinase (RIP) inhibitor program. In addition, we have product candidates in clinical development with partners AstraZeneca (AZ), BerGenBio ASA (BerGenBio), and Daiichi Sankyo (Daiichi).

Business Update

In the first nine months of 2020, net product sales of TAVALISSE increased by 47% year over year to $43.9 million. During the first nine months, our sales were negatively impacted by the COVID-19 pandemic as further discussed below.

Due to the evolving effect of the COVID-19 global pandemic, resources have been deployed to enable our field-based employees to continue to engage remotely with health care providers.  These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE.

Post-hoc data analysis from our Phase 3 clinical program, which highlights the potential benefit of using TAVALISSE in earlier lines of therapy in adult patients with chronic ITP was published in the July 2020 British Journal of Haematology. Inclusion in one of the leading peer-reviewed journals in the field of hematology underscores the significance of the 78% (25/32) response rate defined as at least one platelet count of at least 50,000/µL when TAVALISSE was used as a second-line therapy in our Phase 3 clinical program. Adverse events were manageable and consistent with those previously reported with fostamatinib. Our sales force is now sharing this analysis with physicians.

We recently launched FORTE, an observational study to further evaluate fostamatinib as a second-line treatment for adult chronic ITP. The study goal is to generate additional data on patient quality of life and financial expenditures relative to the healthcare of ITP patients.

Our FORWARD study, a pivotal Phase 3 clinical trial in warm AIHA has enrolled 57 of the 90 patients targeted for enrollment. Currently, the FORWARD study has over 90 active clinical trial sites established across 22 countries and clinical trial sites have resumed screening patients after a temporary pause due to the ongoing COVID-19 pandemic. We continue to evaluate enrollment timing in light of COVID-19 impacts, and at this time, we are unable to provide an update on anticipated enrollment completion.

In November 2020, we announced that we will launch a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. This multi-center, double-blind, placebo-controlled, adaptive design study will randomly assign either fostamatinib plus standard of care (SOC) or matched placebo plus SOC (1:1) to over 300 evaluable patients. Treatment will be administered orally twice daily for 14 days with follow up to day 60. The primary endpoint of this study is the proportion of subjects who progress to severe/critical disease within 29 days.

In September 2020, we announced a Phase 2 clinical trial to be sponsored by the NIH/NHLBI in order to evaluate the safety of fostamatinib for the treatment of hospitalized COVID-19 patients. This multi-center, double-blind, placebo-controlled study will randomly assign fostamatinib or matched placebo (1:1) to approximately 60 evaluable patients. Treatment will be administered orally twice daily for 14 days. There will be a follow-up period to day 60. The primary endpoint of this study is cumulative incidence of serious adverse events (SAE) through day 29. The trial also includes multiple secondary endpoints designed to assess the early efficacy and clinically relevant endpoints of disease course. In November 2020, we announced that the trial has enrolled 9 patients.

In July 2020, we announced a Phase 2 clinical trial sponsored by Imperial College London in order to evaluate the efficacy of fostamatinib for the treatment of COVID-19 pneumonia. This is a two-stage, open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib plus SOC, ruxolitinib plus SOC, or standard of care alone. Treatment will be administered twice daily for 14 days and patients will receive a follow-up assessment at day 14 and day 28 after the first dose. The primary endpoint of this study is progression from mild to severe COVID-19 pneumonia within 14 days in hospitalized patients. In November 2020, we announced that the Imperial College London-sponsored clinical trial began enrolling patients.

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

In June 2020, at the European League Against Rheumatism (EULAR) 2020 E-Congress, we presented two oral and two poster presentations highlighting our investigational compound R835, a potent and selective inhibitor of both IRAK1 and IRAK4. In multiple pre-clinical rodent models of acute and chronic inflammation, R835 administration resulted in reduced inflammation, and in Phase 1 trials, it showed encouraging pharmacokinetic (PK) properties.

In February 2020, we received a $20.0 million payment from Grifols. The payment was received upon the EC approval of the Marketing Authorization Application (MAA) for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. In addition, as a result of the EC approval, the $25.0 million of the $30.0 million upfront fee that we previously received from Grifols will no longer be repayable by us to Grifols. Fostamatinib is marketed in Europe under the brand name TAVLESSE™ (fostamatinib). Grifols launched TAVLESSE™ in the UK and Germany in July 2020, and expects a phased roll-out over the next 18 months across Europe.

We currently anticipate no disruption related to the COVID-19 pandemic in the supply of TAVALISSE tablets and drug substance to meet the needs for our U.S. ITP sales, as well as for our collaborative partners and clinical trials worldwide.

With our cash and cash equivalents and short term investments as of September 30, 2020 of approximately $72.8 million and expected cash flow from operations, we believe our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy for at least the next twelve months. In May 2020, we accessed the second $10.0 million tranche from our $60.0 million credit facility with MidCap. The facility provides us with access to an additional $40.0 million which is subject to the achievement of certain conditions. Additionally, on August 4, 2020, we entered into an Open Market Sale AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as our sole sales agent, pursuant to which we may sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $65.0 million.

Management Update

On August 4, 2020, we announced the appointment of David Santos as our new executive vice president and chief commercial officer. Mr. Santos joined us on August 10, 2020, and brings over 30 years of commercial experience in the biopharmaceutical industry with companies such as Bristol-Myers Squibb, Lilly, Genentech, and most recently Jazz Pharmaceuticals, where he led the Hematology/Oncology Business Unit. He has a robust track record of success in sales and marketing leadership roles, building commercial capabilities, and growing brands in the hematology-oncology area, where he has spent most of his career.

On October 2, 2020, Nelson D. Cabatuan, delivered notice of his resignation from his position as Vice President, Finance and Principal Accounting Officer, and employment with the Company, to be effective on October 16, 2020.

Update on Current and Potential Future Impact of COVID-19 on our Business

The global COVID-19 pandemic has resulted, and is expected to continue to result, in significant economic disruption, and has adversely affected and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the duration and severity of the COVID-19 pandemic. We have undertaken, and plan to continue to undertake, safety measures to keep our staff, patients, investigators and stockholders safe and to help the communities where we live and work reduce the number of people exposed to the virus. We have previously implemented work-from-home policies for certain employees and restricted on-site staff at our office in South San Francisco to only those personnel performing essential activities. In March 2020, through our existing Crisis Management Team (CMT), we also activated our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. Our CMT meets regularly to assess the effectiveness of our business continuity plans and make adjustments accordingly as COVID-19 continues to evolve. The ultimate impact of the COVID-19 pandemic on our business and financial condition is highly uncertain and subject to change, and as such, we cannot ascertain the full extent of the impacts on our sales of our product, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners and our clinical and regulatory activities.

Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our product sales and may continue to negatively affect our product sales in the future. Resources have been deployed to enable our field team to have virtual engagements to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. As such, our field-based employees primarily engage remotely with health care providers. Other commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives that were in live forums have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic.

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

With respect to clinical development, we have taken, and continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible per recent FDA guidance and working with our investigators for appropriate care of these patients in a safe manner consistent with agency guidelines. We have a number of ongoing clinical trials, one of which is a global Phase 3 clinical study in warm AIHA. A number of our clinical trial investigators had paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled, but since May 2020, trial sites have resumed screening and enrolling patients. We are making decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to resuming of enrollment/screening considering the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drug, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. At this time, however, we cannot currently fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with study protocol and overall impact on clinical study results including the timing thereof. In addition, our partner, Kissei, is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan the timing and completion of which could be delayed due to the COVID-19 pandemic. The delays may potentially delay future royalties on sales, as well as, receipt of future potential milestones. At this time, however, we cannot fully forecast the scope of impacts that the COVID-19 pandemic may have under our partnership with Kissei.

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

Our Product Portfolio

The following table summarizes our portfolio:

Indication	Target	Pre-Clinical	Phase 1	Phase 2	Phase 3	Approved	Developing Product
Commercialized Products								
TAVALISSE® (fostamatinib)	Adult Chronic ITP	SYK						rigel
TAVLESSE fo (Europe)	Adult Chronic ITP	SYK						GRIFOLS
Clinical Trials								
TAVALISSE (fostamatinib)	Warm AIHA	SYK						rigel
Fostamatinib	COVID-19	SYK				Plan to launch Ph 3 in Q4		rigel
Fostamatinib – NIH/NHLBI	COVID-19	SYK						NIH
Fostamatinib – ICL	COVID-19	SYK						Imperial College London
R835	Immune Diseases	IRAK1/4						rigel
R552	Immune Diseases	RIP1						rigel
Fostamatinib in Global Markets								
Fostamatinib (Canada/Israel)	Adult Chronic ITP	SYK						MEDISON
Fostamatinib (Japan)	Adult Chronic ITP	SYK				Ph 3B in Japan		KISSEI
Partnered-Sponsored Trials								
BGB3234	Oncology/C-19 ARDS	AXL						BerGenBio
DS-3032	Oncology	MDM2						Daiichi-Sankyo
AZ-D0449	Chronic Asthma	JAK						AstraZeneca

Select Investigator-Sponsored Trials ■ Ex-US license agreements for fostamatinib ■ Partner-Sponsored Trials

Commercial Product

TAVALISSE in ITP

Disease background. Chronic ITP affects an estimated 81,300 adult patients in the U.S. In patients with ITP, the immune system attacks and destroys the body’s own platelets, which play an active role in blood clotting and healing. ITP patients can suffer extraordinary bruising, bleeding and fatigue as a result of low platelet counts. Current therapies for ITP include steroids, platelet production boosters that imitate thrombopoietin (TPOs) and splenectomy.

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

The most frequent adverse events were gastrointestinal-related, and the safety profile of the product was consistent with prior clinical experience, with no new or unusual safety issues uncovered. A paper presenting this data analysis, as well as accompanying commentary have been published in the July 2020 British Journal of Haematology.

We recently launched FORTE, an observational study to further evaluate fostamatinib as a second-line treatment for adult chronic ITP. The study goal is to generate additional data on patient quality of life and financial expenditures relative to the healthcare of ITP patients.

TAVALISSE was approved by the FDA in April 2018 for the treatment of chronic ITP in adult patients who have had an insufficient response to a previous treatment, and successfully launched in the U.S. in May 2018. In January 2020, the EC granted our MAA in Europe for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. Grifols launched TAVLESSETM in the UK and Germany in July 2020, and expects a phased roll-out over the next 18 months across Europe.

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

In January 2020, we received approval of our MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a $20.0 million payment as described above. Grifols launched TAVLESSETM in the UK and Germany in July 2020, and expects a phased roll-out over the next 18 months across Europe.

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

Fostamatinib in Canada/Israel

In October 2019, we entered into an exclusive commercialization license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. Under the terms of the agreements, we will receive an upfront payment of $5.0 million with the potential for approximately $35.0 million in regulatory and commercial milestones. In addition, we will receive royalty payments beginning at 30% of net sales. Under our agreement with Medison for the Canada territory, we have the option to buy back all rights to the product upon regulatory approval in Canada for the indication of AIHA. The buyback provision if exercised would require both parties to mutually agree on commercially reasonable terms for us to purchase back the rights, taking into account Medison’s investment and the value of the rights, among others. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison.

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

In May 2019, we enrolled the first patient in the FORWARD study. Currently, we have enrolled 57 patients of the 90 patients targeted for enrollment. The FORWARD study has over 90 active clinical trial sites established across 22 countries and a number of clinical trial sites have resumed screening patients after a temporary pause due to the ongoing COVID-19 pandemic. Given the uncertainty of the COVID-19 pandemic, we are unable to provide an update on anticipated enrollment completion.

In January 2018, the FDA granted our request for Orphan Drug designation for fostamatinib for the treatment of AIHA.

Fostamatinib—in Hospitalized COVID-19 patients

Disease background. COVID-19 is the infectious disease caused by Severe Acute Respiratory Syndrome Coronavirus-2 (SARS-CoV-2). SARS-CoV-2 primarily infects the upper and lower respiratory tract and can lead to acute respiratory distress syndrome (ARDS). Additionally, some patients develop other organ dysfunction including myocardial injury, acute kidney injury, shock resulting in endothelial dysfunction and subsequently micro and macrovascular thrombosis. Much of the underlying pathology of SARS-CoV-2 is thought to be secondary to a hyperinflammatory immune response associated with increased risk of thrombosis. SYK is involved in the intracellular signaling pathways of many different immune cells. Therefore, SYK inhibition may improve outcomes in patients with COVID-19 via inhibition of key Fc gamma receptor (FcγR) and c-type lectin receptor (CLR) mediated drivers of pathology such as inflammatory cytokine release by monocytes and macrophages, production of neutrophil extracellular traps (NETs) by neutrophils, and platelet aggregation. Furthermore, SYK inhibition in neutrophils and platelets may lead to decreased thromboinflammation, alleviating organ dysfunction in critically ill patients with COVID-19.

Orally available fostamatinib program. In November 2020, we announced that we will launch a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. This multi-center, double-blind, placebo-controlled, adaptive design study will randomly assign either fostamatinib plus standard of care (SOC) or matched placebo plus SOC (1:1) to over 300 evaluable patients. Treatment will be administered orally twice daily for 14 days with follow up to day 60. The primary endpoint of this study is the proportion of subjects who progress to severe/critical disease within 29 days.

In September 2020, we announced a Phase 2 clinical trial to be sponsored by the NIH/NHLBI in order to evaluate the safety of fostamatinib for the treatment of hospitalized COVID-19 patients. This multi-center, double-blind, placebo-controlled study will randomly assign fostamatinib or matched placebo (1:1) to approximately 60 evaluable patients. Treatment will be administered orally twice daily for 14 days. There will be a follow-up period to day 60. The primary endpoint of this study is cumulative incidence of serious adverse events (SAE) through day 29. The trial also includes multiple secondary endpoints designed to assess the early efficacy and clinically relevant endpoints of disease course. In November 2020, we announced that the trial has enrolled 9 patients.

In July 2020, we announced a Phase 2 clinical trial sponsored by Imperial College London in order to evaluate the efficacy of fostamatinib for the treatment of COVID-19 pneumonia. This is a two-stage, open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib plus SOC, ruxolitinib plus SOC, or standard of care alone. Treatment will be administered twice daily for 14 days and patients will receive a follow-up assessment at day 14 and day 28 after the first dose. The primary endpoint of this study is progression from mild to severe COVID-19 pneumonia within 14 days in hospitalized patients. In November 2020, we announced that the Imperial College London-sponsored clinical trial began enrolling patients.

Researchers at MIT and Harvard led a recent screen to identify FDA-approved compounds that reduce mucin-1 (MUC1) protein abundance. MUC1 is a biomarker used to predict the development of ALI and ARDS and correlates with poor clinical outcomes. Of the 3,713 compounds that were screened, fostamatinib was the only compound identified which both decreased expression of MUC1 and is FDA approved. Fostamatinib demonstrated preferential depletion of MUC1 from epithelial cells without affecting cell viability. The research was focused on drug repurposing for the much lower risk of toxicity and the ability of FDA-approved treatments to be delivered on a shortened timescale, which is critical for patients afflicted with lung disease resulting from COVID-19.

In addition, recent in vitro studies led by the Amsterdam University Medical Center at the University of Amsterdam, showed that R406, the active metabolite of fostamatinib, blocked macrophage hyperinflammatory responses to a combination of immune complexes formed by anti-Spike IgG in serum from severe COVID-19 patients. Anti-Spike IgG levels are known to correlate with the severity of COVID-19. These results suggest that by inhibiting anti-Spike

IgG-mediated hyperinflammation, R406 could potentially play a role in the prevention of cytokine storms as well as pulmonary edema and thrombosis associated with severe COVID-19.

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

In October 2020, BerGenBio announced first patient enrolled in Phase II trial assessing bemcentinib as a potential treatment for COVID-19 patients in South Africa.

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

For the three and nine months ended September 2020, we recognized $2.1 million of revenue as a result of the achievement of a milestone in accordance with the Amended Collaboration Agreement dated April 20, 2005 with Daiichi. All deliverables under the agreement had been previously delivered, as such the above payment has been recognized as revenue in the third quarter of 2020. We received the milestone payment from Daiichi in October 2020.

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

Commercialization and Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of September 30, 2020, we are a party to collaboration agreements with ongoing performance obligations with Kissei for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea and with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey and with Medison Pharma Ltd. (Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA in Canada and Israel. As of September 30, 2020, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $607.2 million if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, up to $67.5 million relates to the achievement of development events, up to $163.7 million relates to the achievement of regulatory events and up to $376.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

In July 2020, Grifols launched TAVLESSE® in Germany and the UK. Due to the COVID-19 pandemic, the commercial launch of fostamatinib in Europe by our partner, Grifols, was delayed and undertaken in a virtual manner. Grifols expects a phased roll-out over the next 18 months across Europe. In addition, our partner, Kissei is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan the timing and completion of which could be delayed due to the COVID-19 pandemic. At this time, we cannot fully forecast the scope of impacts that the COVID-19 pandemic may have on these partnerships.

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

In January 2020, we received European Commission’s approval of our MAA for fostamatinib for the treatment of chronic immune thrombocytopenia in adult patients who are refractory to other treatments. With this approval, we received in February 2020 a $20.0 million non-refundable payment, which is comprised of a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. The above milestone payment was allocated to the distinct performance obligations in the collaboration agreement with Grifols.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our ongoing long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 study in AIHA. In October 2020, we entered into a commercial supply agreement for the licensed territories. We concluded each of these performance obligations is distinct. We based our assessment on the following: (i) our assessment that Grifols can benefit from the license on its own by developing and commercializing the underlying product using its own resources, and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Upon execution of our agreement with Grifols, we determined that the upfront fee of $5.0 million, which is the non-refundable portion of the $30.0 million upfront fee, represented the transaction price. In the first quarter of 2020, we revised the transaction price to include the $25.0 million of the upfront payment that is no longer refundable under our agreement and the $20.0 million payment received that is no longer constrained. We allocated the updated transaction price to the distinct performance obligations in our collaboration agreement based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the research and regulatory services, we estimated the standalone selling price using the cost plus expected margin approach. As a result of the adjusted transaction price, adjustments are recorded on a cumulative catch-up basis, and recorded as part of contract revenues from collaborations in the first quarter of 2020.

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

During the three months ended September 30, 2020, we recognized no revenues related to the licensed rights in intellectual property and the research services performed. During the nine months ended September 30, 2020, we recognized $39.9 million in revenues related to the licensed rights in intellectual property and $3.6 million in revenues related to the research services performed. Deferred revenues related to the performance of research services as of September 30, 2020 was $1.8 million.

During the nine months ended September 30, 2020, we also recognized $651,000 in revenues for a one-time delivery of drug supply to Grifols for commercialization.

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

We did not recognize any revenues during the three and nine months ended September 30, 2020. At September 30, 2020, deferred revenues related to the unsatisfied performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $1.4 million.

Medison Commercial and License Agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada pursuant to which we received a $5.0 million upfront payment under our agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months that we obtain regulatory approval in Canada of the product for the indication of AIHA. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement. Accrued interest related to this financing arrangement as of September 30, 2020 is immaterial.

Other license agreements

For the three and nine months ended September 2020, we recognized $2.1 million of revenue as a result of the achievement of a milestone in accordance with the Amended Collaboration Agreement dated April 20, 2005 with Daiichi. All deliverables under the agreement had been previously delivered, as such the above payment has been recognized as revenue in the third quarter of 2020. We received the milestone payment from Daiichi in October 2020.

Results of Operations

Three and Nine Months Ended September 30, 2020 and 2019

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Product sales, net	$16,289	$11,716	$4,573	$43,943	$29,943	$14,000
Contract revenues from collaborations	2,100	9,141	(7,041)	46,228	13,945	32,283
Total revenues	$18,389	$20,857	$(2,468)	$90,171	$43,888	$46,283

The following table summarizes revenues from each of our customers and collaboration partners who individually accounted for 10% or more (wherein * denotes less than 10%) of our total revenues for the three and nine months ended September 30, 2020 and 2019 (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
ASD Healthcare and Oncology Supply	48%	28%	26%	34%
McKesson Specialty Care Distribution Corporation	34%	22%	20%	27%
Daiichi	11%	—	*	—
Aclaris	—	19%	—	*
Celgene	—	18%	—	*
Grifols	—	*	49%	11%

Product sales during the three and nine months ended September 30, 2020 and 2019 related to sales of TAVALISSE in the U.S. and represent increasing sales volume since we launched in May 2018. For the three and nine months ended September 30, 2020, the increase in product sales was mainly due to TAVALISSE sales volume increases of 27% and 30%, respectively, compared to the same periods in 2019, as well as increases in the selling price of TAVALISSE. TAVALISSE has been prescribed across all lines of therapy in steroid refractory patients in ITP. It has been utilized by an increasing broad base of prescribers and community physicians, with growing early line use and continued strong refill rates.

We recognize product sales, net of discounts and allowances, as described in “Note 3” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contract revenues from collaborations of $2.1 million in the three months ended September 30, 2020 relate to a milestone payment under our collaboration agreement with Daiichi. Contract revenues from collaborations of $46.2 million in the nine months ended September 30, 2020 relate to revenue from the upfront fee previously received from Grifols in the first quarter of 2019 as well as the milestone payment received from Grifols in the first quarter of 2020 upon EC approval of the MAA for fostamatinib in Europe and the milestone payment under our collaboration agreement with Daiichi. For the same periods in 2019, we recognized contract revenues of $9.1 million and $13.9 million primarily related to the license and milestone revenues from our collaboration agreements with Aclaris and Celgene as well as portions of the upfront fees from our collaboration agreements with Grifols and Kissei recognized as revenue from licenses and upon our performance of certain research and development services and supply of fostamatinib.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time. We cannot currently fully forecast the extent of the impacts that the COVID-19 pandemic may have on our product sales. As of September 30, 2020, we had deferred revenues of $3.2 million which we will recognize as revenue upon satisfaction of our remaining performance obligations under our collaboration agreements with Grifols and Kissei.

Cost of Product Sales

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Cost of product sales	$140	$310	$(170)	$574	$728	$(154)

We recognized $140,000 and $574,000 in cost of product sales during the three and nine months ended September 30, 2020 related to our product, TAVALISSE. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of product sales during the three and nine months ended September 30, 2020 and 2019. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical ingredient (API) that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Research and development expense	$14,600	$14,463	$137	$44,963	$38,638	$6,325
Stock-based compensation expense included in research and development expense	$532	$487	$45	$1,684	$2,185	$(501)

The increase in research and development expense for the three months ended September 30, 2020, compared to the same period in 2019, was primarily due to the increases of $235,000 in personnel-related expenses and $161,000 in third-party costs partially offset by the decrease of $259,000 in research and development costs mainly for the Phase 1 trial of our RIP1 inhibitor program and Phase 1 trial in our IRAK 1/4 inhibitor program.

The increase in research and development expense for the nine months ended September 30, 2020, compared to the same period in 2019, was primarily due to the increases of $6.7 million in research and development cost for our on-going Phase 3 trial in warm AIHA, Phase 1 trial in our RIP 1 inhibitor program and Phase 1 trial in our IRAK 1/4 inhibitor program and $275,000 in personnel-related expenses partially offset by the decreases of $500,000 in stock-based compensation expense and $150,000 in third-party costs.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		From January 1, 2007*
	2020	2019	2020	2019	to September 30, 2020

Categories:
Research	$2,295	$2,407	$7,126	$7,652	$253,856
Development	10,308	10,073	31,668	24,236	436,672
Other	1,997	1,983	6,169	6,750	253,084
	$14,600	$14,463	$44,963	$38,638	$943,612

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.5 million each for the three months ended September 30, 2020 and 2019 and allocated stock-based compensation expense of approximately $532,000 and $487,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, allocated facilities costs were approximately $4.5 million and $4.6 million, respectively, and allocated stock-based compensation expense were approximately $1.7 million and $2.1 million, respectively.

For the three and nine months ended September 30, 2020 and 2019, a major portion of our total research and development expense was associated with our AIHA, RIP1, and IRAK programs, salaries of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$17,430	$18,121	$(691)	$54,780	$56,276	$(1,496)
Stock-based compensation expense included in selling, general and administrative expense	$1,352	$1,611	$(259)	$3,981	$5,519	$(1,538)

The decrease in selling, general and administrative expense for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to the decreases of $2.1 million in costs related to commercial activities and $259,000 in stock-based compensation expense partially offset by the increases of $1.4 million in personnel-related costs and $268,000 costs of consultants.

The decrease in selling, general and administrative expense for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the decreases of $2.1 million in costs of consultants and third party services, $1.5 million in stock-based compensation expense and $784,000 in costs related to commercial activities partially offset by the increases of $2.8 million in personnel costs and $88,000 in various expense items.

We expect our selling, general and administrative expense to increase for the remainder of 2020 as we continue to expand our commercial activities for TAVALISSE. As discussed above, resources have been deployed to enable our field-based employees to continue to engage remotely with healthcare providers during the ongoing COVID-19 pandemic. These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. However, we are not currently able to fully forecast the scope of impacts that the COVID-19 pandemic may have on our commercial activities and sales of TAVALISSE.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Interest income	$36	$555	$(519)	$563	$2,068	$(1,505)

Interest income results from our interest-bearing cash and investment balances. The decreases in interest income for the three and nine months ended September 30, 2020 as compared to the same period in 2019 were primarily due to decrease in yield on our investments.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2020	2019	Change	2020	2019	Change
		(in thousands)			(in thousands)
Interest expense	$(429)	$(8)	$(421)	$(924)	$(8)	$(916)

Interest expense for the three and nine months ended September 30, 2020 was related to the outstanding balance on our term loan from Midcap.

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

As of September 30, 2020, we had approximately $72.8 million in cash, cash equivalents and short-term investments, as compared to approximately $98.1 million as of December 31, 2019, a decrease of approximately $25.3 million. The decrease was primarily attributable to payments associated with funding our operating expenses during the nine months ended September 30, 2020.

In September 2019, we entered into a $60.0 million term loan credit facility with MidCap. At closing, $10.0 million was funded to us in an initial tranche. We accessed the second $10.0 million tranche from our term loan credit facility with MidCap which we received in May 2020. The facility provides the Company with access to an additional $40.0 million which is subject to the achievement of certain customary conditions. In August 2020, we entered into a Sales Agreement with Jefferies, pursuant to which we may sell, through Jefferies, up to an aggregate of $65.0 million in shares of our common stock. In October 2020, we received $2.1 million representing payment for a milestone under our collaboration agreement with Daiichi.

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

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the nine months ended September 30, 2020, we received approximately $4.0 million of sublease income and reimbursements. We expect to receive approximately $10.7 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

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

For the three and nine months ended September 30, 2020 and 2019, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,613)	$(31,861)
Investing activities	38,755	(16,039)
Financing activities	11,904	10,671
Net (decrease) increase in cash and cash equivalents	$14,046	$(37,229)

Net cash used in operating activities was approximately $36.6 million for the nine months ended September 30, 2020, compared to approximately $31.9 million for the nine months ended September 30, 2019. Net cash used in operating activities for the nine months ended September 30, 2020 was related to our research and development programs and our ongoing commercialization of TAVALISSE, partially offset by the $20.0 million payment received from Grifols and proceeds from sale of TAVALISSE. Net cash used in operating activities for the nine months ended September 30, 2019 was related to our research and development programs and our commercialization of TAVALISSE partially offset by the $30.0 million upfront fee received from Grifols. The timing of cash requirements may vary from period to period depending on our ongoing commercial activities related to TAVALISSE, timing of collaboration revenues, our ability to access additional funds from our credit facility with MidCap, our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $38.8 million for the nine months ended September 30, 2020, compared to net cash used in investing activities of approximately $16.0 million for the nine months ended September 30, 2019. Net cash provided by investing activities during the nine months ended September 30, 2020 related to net maturities of short-term investments, partially offset by capital expenditures. Net cash used in investing activities during the nine months ended September 30, 2019 related to net purchases of short-term investments and capital expenditures. Capital expenditures were approximately $758,000 for the nine months ended September 30, 2020, compared to approximately $844,000 for the same period in 2019.

Net cash provided by financing activities was approximately $11.9 million for the nine months ended September 30, 2020, compared to approximately $10.7 million for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 related to the proceeds from funding of the second $10.0 million tranche from our term loan credit facility with MidCap and exercise of stock options and participation in the Purchase Plan. Net cash provided by financing activities for the nine months ended September 30, 2019 related to the funding of the first $10.0 million tranche from our term loan credit facility with MidCap and proceeds from exercise of stock options and participation in the Purchase Plan.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

We have agreements with certain CROs to conduct our clinical trials and with third parties relative to our commercialization of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of September 30, 2020, we do not have material contractual commitments with respect to the arrangements discussed above, but we had the following contractual commitments related to our facilities lease and credit facility:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(in thousands)
Facilities lease (1)	$23,875	$9,985	$13,890	$—	$—
Credit facility with MidCap (2)	23,632	1,430	15,280	6,922	—
Total	$47,507	$11,415	$29,170	$6,922	$—
(1)	In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $10.7 million which we expect to receive over the term of the sublease through January 2023.
(2)	In September 2019, we entered into a Credit Agreement with MidCap. We received funding for the first tranche of $10.0 million. In March 2020, we accessed the second $10.0 million tranche from our term loan credit facility with MidCap which we received in May 2020. Under the agreement, we are obligated to make interest payments at an annual rate of one-month LIBOR plus 5.65% for the first 24 months and the interest plus principal amortization for the next 36 months. We will be obligated to pay administrative fees annually and a final fee upon final payment.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we continue to build out our commercial team, there are many factors that could cause the commercialization of TAVALISSE to be unsuccessful, including a number of factors that are outside our control. The commercial success of TAVALISSE depends on the extent to which patients and physicians accept and adopt TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. We also do not know how physicians, patients and payors will respond to our future price increases of TAVALISSE. Physicians may not prescribe TAVALISSE and patients may be unwilling to use TAVALISSE if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. TAVALISSE competes, and may in the future compete, with currently existing therapies, including generic drugs, and products currently under development. Our competitors, particularly large pharmaceutical companies, may deploy more resources to market, sell and distribute their products. If our efforts are not appropriately resourced to adequately promote our products, the commercial potential of our sales may be diminished. Additionally, any negative development for fostamatinib in clinical development in additional indications, such as in the clinical trials of fostamatinib in COVID-19 patients, may adversely impact the commercial results and potential of fostamatinib. Thus, significant uncertainty remains regarding the commercial potential of fostamatinib.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. It is also possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on August 26, 2020, the Trump administration issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The FDA’s guidance on COVID-19 therapeutics is also evolving, and changes based on new knowledge of COVID-19 and how the disease affects the human body, which may significantly affect the regulatory timeline for the approval of novel treatments of

COVID-19. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be.

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

Certain of the diseases that TAVALISSE and our other product candidates being developed to address are in underserved and underdiagnosed populations. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who will seek treatment utilizing our products or product candidates, may not be accurate. If our estimates of the prevalence or number of patients potentially on therapy prove to be inaccurate, the market opportunities for fostamatinib and our other product candidates may be smaller than what we believe they are, our prospects for generating expected revenue may be adversely affected and our business may suffer. For example, complications due to COVID-19 may be prevented or well-addressed by others entering the market with vaccines or therapeutics to prevent or treat COVID-19, thereby affecting projections of the market for our product candidate negatively, and adversely affecting our business.

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

We are subject to stringent privacy and information security laws, regulations, policies and contractual obligations, and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition, results of operations or prospects.*

We are subject to, or affected by, numerous federal, state and foreign laws and regulations, as well as regulatory guidance, policies and contractual obligations governing the collection, use, disclosure, retention, and security of personal information. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the U.S., California adopted the California Consumer Privacy Act, or CCPA, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA authorizes the imposition of potentially severe statutory damages and created a private right of action for data security breaches. The CCPA requires covered businesses to provide new disclosures to California residents and to provide them new ways to opt-out of certain disclosures of personal information. Although there are limited exemptions for clinical trial and other research-related data under the CCPA, the CCPA and other similar laws could impact our business depending on how the CCPA will be interpreted and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. Other states are beginning to propose similar laws.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, the European Union has adopted the GDPR, which went into effect in May 2018 and imposes strict requirements for processing the personal information of individuals in the EU, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal information, such as health information, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. In particular, while the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the UK, including the GDPR, after which the GDPR will be converted into UK law.  Beginning in 2021, the UK will be a “third country” under the GDPR. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers or vendors fail to act in accordance with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, patients or research subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (AMP) and best price (BP) for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have an adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

Our distribution operations for the sale of TAVALISSE is currently concentrated in two distribution centers owned by a third-party logistics provider. Additionally our distribution operations, if and when we launch any of our product candidates in the future, may also be concentrated in such distribution centers owned by a third-party logistics provider. Any errors in inventory level management and unforeseen inventory shortage could adversely affect our business. In addition, any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventories and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with any of our distribution facilities, whether due to the impacts of the ongoing COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have an adverse effect on our business. In addition, growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

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

We incurred a loss from operations of approximately $10.1 million during the nine months ended September 30, 2020. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of September 30, 2020, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses or profitability, if any, especially due to the ongoing COVID-19 pandemic, is highly uncertain.

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

The withdrawal of the U.K. from the E.U. may adversely impact our ability to obtain regulatory approvals of our product candidates in the E.U., result in restrictions or imposition of taxes and duties for importing our product candidates into the E.U., and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the E.U.*

Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. will be subject to a transition period until December 31, 2020, or the Transition Period, during which E.U. rules will continue to apply. Negotiations between the U.K. and the E.U. are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiry of the Transition Period. Under the formal withdrawal arrangements between the U.K. and the E.U., the parties had until June 30, 2020 to agree to extend the Transition Period if required. No such extension was agreed prior to such date. No agreement has yet been reached between the U.K. and the E.U. and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.1+˄#	Offer Letter from Rigel Pharmaceuticals, Inc. to David Santos, dated July 13, 2020.

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.
˄	Certain portions of this agreement have been omitted because the omitted portions are both not material and would likely cause competitive harm if publicly disclosed.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2020

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2020