Form 10-K
period 2020-12-31
RIGEL PHARMACEUTICALS INC
filed 2021-03-02
CIK 1034842

rkr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29889

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on the Nasdaq Global Select on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $308,565,236. Shares of the registrant’s outstanding common stock held by each executive officer, director and affiliates of the registrant’s outstanding common stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 23, 2021, there were 170,041,848 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

●	Our prospects are highly dependent on our first commercial product, TAVALISSE (fostamatinib disodium hexahydrate). To the extent that the commercial success of TAVALISSE in the United States is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.

●	Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.

●	Even if we, or any of our collaborative partners, are able to continue to commercialize TAVALISSE or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, any of which could harm our business.

●	If we are unable to successfully market and distribute TAVALISSE and retain experienced sales force, our business will be substantially harmed.

●	We are subject to stringent and evolving data privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.

●	If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.

●	Unforeseen safety issues could emerge with TAVALISSE that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.

●	We rely and may continue to rely on two distribution facilities for the sale of TAVALISSE and potential sale of any of our product candidates.

●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities and partnering.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

PART I

Item 1. Business

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with hematologic disorders, cancer and rare immune diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first United States Food and Drug Administration (FDA) approved product is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia who have had an insufficient response to a previous treatment. The product is also commercially available in Europe (TAVLESSE) and Canada (TAVALISSE) for the treatment of chronic immune thrombocytopenia in adult patients.

Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (wAIHA); a National Institutes of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI)-sponsored Phase 2 trial for the treatment of hospitalized COVID-19 patients, in collaboration with Inova Health System; and a Phase 2 trial for the treatment of COVID-19 being conducted by Imperial College London. Additionally, we have launched a Phase 3 clinical trial of fostamatinib for the treatment of hospitalized COVID-19 patients.

Our other clinical programs include our interleukin receptor-associated kinase (IRAK) inhibitor program and a receptor-interacting serine/threonine-protein kinase (RIP1) inhibitor program in clinical development with partner Eli Lilly and Company (Lilly). In addition, we have product candidates in clinical development with partners AstraZeneca AB (AZ), BerGenBio ASA (BerGenBio) and Daiichi Sankyo (Daiichi).

Business Update

TAVALISSE in ITP

During the year ended December 31, 2020, net product sales of TAVALISSE was $61.7 million which represented a year over year increase of 41% from 2019. This was primarily due to improved persistency of therapy among patients on TAVALISSE, the continued uptake and use of the product in steroid refractory patients, and to a lesser extent, annual price increase of our drug.

Due to the evolving effects of the COVID-19 pandemic, resources have been deployed to enable our field-based employees to continue to engage virtually with health care providers.  These virtual engagements have enabled our field team to support existing prescribers, as well as develop new prescribers to identify appropriate patients for TAVALISSE. We also conducted market research with chronic ITP (cITP) prescribers in 2020 to understand the impact of COVID on cITP management. More than half of respondents reported that COVID had an impact on their management of cITP, and about a third of respondents anticipate a surge of patients post-COVID. This is because clinicians have found it challenging to both start a therapy, and switch to new therapies.

A post-hoc analysis from our Phase 3 clinical program in adult patients with chronic ITP, highlighting the potential benefit of using TAVALISSE in earlier lines of therapy, was published in the British Journal of Haematology in July 2020. Inclusion in one of the leading peer-reviewed journals in the field of hematology underscores the significance of the 78% (25/32) response rate defined as at least one platelet count of at least 50,000/µL when TAVALISSE was used as a second-line therapy in our Phase 3 clinical program. Adverse events were manageable and consistent with those previously reported with fostamatinib. Our sales force is now sharing this data with physicians.

Fostamatinib in Global Markets

In February 2020, we received a $20.0 million payment from Grifols. The payment was received upon the European Commission’s (EC) approval of the Marketing Authorization Application (MAA) for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. In addition, as a result of the EC approval, $25.0 million of the $30.0 million upfront fee that we previously received from Grifols will no longer be repayable by us to Grifols. Fostamatinib is marketed in Europe under the brand name TAVLESSE (fostamatinib). Grifols launched TAVLESSE in the UK and Germany in July 2020, and thereafter, expects a phased roll-out over the next 18 months across Europe. In December 2020, the Scottish Medicines Consortium accepted TAVLESSE for use in NHS in Scotland.

In October 2019, we entered into exclusive commercialization license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. In November 2020, Health Canada approved the new drug submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. In Israel, a decision on the new drug application is anticipated during the second quarter of 2021.

We currently anticipate no significant disruption related to the COVID-19 pandemic in the supply of TAVALISSE tablets and drug substance to meet the needs for our U.S. ITP sales, as well as for our collaborative partners and clinical trials worldwide.

Fostamatinib in AIHA

Our FORWARD study, a pivotal Phase 3 clinical trial in warm AIHA has enrolled 66 of the 90 patients targeted for enrollment. Currently, the FORWARD study has over 90 clinical trial sites established across 22 countries and a limited number of clinical trial sites have resumed screening patients after a temporary pause due to the ongoing COVID-19 pandemic. In December 2020, the FDA has granted Fast Track designation to TAVALISSE for the treatment of warm AIHA based on the significant medical need that exists and the product's potential in the treatment of these patients. Fast Track designation is designed to enable an expedited review process for any potential regulatory filings. We continue to experience slower than expected enrollment in light of COVID-19 impacts, and at this time, we are unable to provide an update on anticipated enrollment completion.

Fostamatinib in Hospitalized COVID-19 patients

In November 2020, we launched our Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. This multi-center, double-blind, placebo-controlled, adaptive study design will randomly assign either fostamatinib plus standard of care (SOC) or matched placebo plus SOC (1:1) to approximately 308 evaluable patients. Treatment will be administered orally twice daily for 14 days with follow up to day 60. The primary endpoint of this study is the proportion of subjects who progress to severe/critical disease within 29 days. In January 2021, we were awarded $16.5 million by the U.S. Department of Defense’s (DOD) Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense to support this Phase 3 clinical trial.

In September 2020, we announced a Phase 2 clinical trial sponsored by the NIH/NHLBI to evaluate the safety of fostamatinib for the treatment of hospitalized COVID-19 patients. This multi-center, double-blind, placebo-controlled study will randomly assign fostamatinib or matched placebo (1:1) to approximately 60 evaluable patients. Treatment will be administered orally twice daily for 14 days. There will be a follow-up period to day 60. The primary endpoint of this study is cumulative incidence of serious adverse events (SAE) through day 29. The trial also includes multiple secondary endpoints designed to assess the early efficacy and clinically relevant endpoints of disease course. The study is projected to complete the enrollment of the 60 evaluable patients in the first quarter of 2021 and we expect to report topline data in April 2021.

In July 2020, we announced a Phase 2 clinical trial sponsored by Imperial College London in order to evaluate the efficacy of fostamatinib for the treatment of COVID-19 pneumonia. This is a two-stage, open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib plus SOC, ruxolitinib plus SOC, or standard of care alone. Treatment will be administered twice daily for 14 days and patients will receive a follow-up assessment at day 7, day 14 and day 28 after the first dose. The primary endpoint of this study is progression from mild to severe COVID-19 pneumonia within 14 days in hospitalized patients. Initially, n=171 (57 per arm) patients will be recruited in Stage 1. Following interim analysis to assess the efficacy and safety of the treatments, approximately n=285 (95 per arm) will be recruited during Stage 2. In November 2020, we announced that the Imperial College London-sponsored clinical trial began enrolling patients, and as of the date hereof, there are 106 patients enrolled under this study.

The Broad Institute of the Massachusetts Institute of Technology (MIT) and Harvard led a recent screen to identify FDA-approved compounds that reduce mucin-1 (MUC1) protein abundance. MUC1 is a biomarker used to predict the development of acute lung injury (ALI) and acute respiratory distress syndrome (ARDS) and correlates with poor clinical outcomes. In June 2020, the results were presented. Of the 3,713 compounds that were screened, fostamatinib was the only compound identified which both decreased expression of MUC1 and is FDA approved, and so allows for rapid repurposing for patients with COVID-19 lung injury. Fostamatinib demonstrated preferential depletion of MUC1 from epithelial cells without affecting cell viability. The research was focused on drug repurposing for the much lower risk of toxicity and the ability of FDA-approved treatments to be delivered on a shortened timescale, which is critical for patients afflicted with lung disease resulting from COVID-19.

In vitro studies led by the Amsterdam University Medical Center at the University of Amsterdam, showed that R406, the active metabolite of fostamatinib, blocked macrophage hyper-inflammatory responses to a combination of immune complexes formed by anti-Spike IgG in serum from severe COVID-19 patients. Anti-Spike IgG levels are known to correlate with the severity of COVID-19. These results, presented in July 2020, suggest that by inhibiting anti-Spike IgG-mediated hyperinflammation, R406 could potentially play a role in the prevention of cytokine storms as well as pulmonary edema and thrombosis associated with severe COVID-19.

In December 2020, the Journal of Infectious Diseases published research from NIH which demonstrated that R406, the active metabolite of fostamatinib, was able to inhibit NETosis ex vivo in donor plasma from patients with COVID-19. NETosis is a unique type of cell death resulting in the release of neutrophil extracellular traps (NETs). NETs contribute to thromboinflammation and have been associated with mortality in COVID-19. These data provide insights for how fostamatinib may mitigate neutrophil-associated mechanisms contributing to COVID-19 immunopathogenesis.

Global Strategic Partnership with Lilly

In February 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly to co-develop and commercialize R552, a receptor-interacting serine/threonine-protein kinase 1 (RIP1) inhibitor, for the treatment of non-central nervous system (non-CNS) diseases. In addition, the collaboration is aimed at developing additional RIP1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the license agreement, we granted to Lilly exclusive rights to develop and commercialize R552 and related RIP1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

The parties are jointly responsible for performing development activities for R552 and other non-CNS disease development candidates. We are responsible for 20% of development costs for R552 in the U.S., Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt-out of co-funding the R552 development activities in the U.S., Europe and Japan at two different specified times. If we exercise our first opt-out right, we will continue to fund our share of the R552 development activities in the U.S., Europe, and Japan up to a maximum funding commitment of $65.0 million.

We are responsible for performing and funding initial discovery and identification of CNS disease development candidates, which is nearly completed, and future funding is expected to be minimal. Following candidate selection,

Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates.

Under the terms of the license agreement, we will receive an upfront cash payment of $125.0 million, with the potential for an additional $330.0 million in milestone payments upon the achievement of specified development and regulatory milestones by non-CNS disease products and $255.0 million in milestone payments upon the achievement of specified development and regulatory milestones by CNS disease products. We are also eligible to receive up to $100.0 million in sales milestone payments on a product-by-product basis for non-CNS disease products and up to $150.0 million in sales milestone payments on a product-by-product basis for CNS disease products. In addition, depending on the extent of our co-funding of R552 development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

This transaction is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.

Other Updates

In June 2020, at the European League Against Rheumatism 2020 E-Congress, we presented two oral and two poster presentations highlighting our investigational compound R835, a potent and selective inhibitor of both IRAK1 and IRAK4. In multiple pre-clinical models of acute and chronic inflammation, R835 administration resulted in reduced inflammation, and in Phase 1 trials, it showed encouraging pharmacokinetic (PK) properties.

In May 2020, we accessed the second $10.0 million tranche from our $60.0 million credit facility with MidCap Financial (MidCap). The facility provides us with access to an additional $40.0 million which is subject to the achievement of certain conditions. Additionally, on August 4, 2020, we entered into an Open Market Sale AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as our sole sales agent, pursuant to which we may sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $65.0 million. As of December 31, 2020, we have not yet sold any shares under the Sales Agreement.

Management Update

In August 2020, we announced the appointment of David Santos as our new executive vice president and chief commercial officer to replace Eldon C. Mayer, III who resigned effective in December 2019. Mr. Santos brings over 30 years of commercial experience in the biopharmaceutical industry with companies such as Bristol-Myers Squibb, Lilly, Genentech, and most recently Jazz Pharmaceuticals, where he led the Hematology/Oncology Business Unit. He has a robust track record of success in sales and marketing leadership roles, building commercial capabilities, and growing brands in the hematology-oncology area, where he has spent most of his career.

In October 2020, Nelson D. Cabatuan, resigned from his position as Vice President, Finance and Principal Accounting Officer, and employment with the Company.

Update on Current and Potential Future Impact of COVID-19 on our Business

We are continuing to monitor the impact of the evolving effects of the COVID-19 pandemic and have undertaken, and plan to continue to undertake, safety measures to keep our staff, patients, investigators and stockholders safe and to help the communities where we live and work reduce the number of people exposed to the virus. We have previously implemented work-from-home policies for certain employees and restricted on-site staff at our office in South San Francisco to only those personnel performing essential activities. In March 2020, through our existing Crisis Management Team (CMT), we also activated our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. Our CMT meets regularly to assess the effectiveness of our business continuity plans and make adjustments accordingly as COVID-19 continues to evolve. The ultimate impact of the COVID-19 pandemic on our business and financial condition is highly uncertain and subject to change, and as such, we cannot ascertain the full extent of the impacts on our sales of our product, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners and our clinical and regulatory activities.

Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our ability to grow our product sales and may continue to negatively affect our product sales in the future. Resources have been deployed to enable our field team to have virtual engagements to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. Other commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives that were in live forums have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic.

With respect to our supply chain, we currently do not anticipate significant disruption in the supply chain for our commercial product, TAVALISSE. However, we do not know the full extent of the impact on our supply chain if the COVID-19 pandemic continues and persists for an extended period of time.

For further information regarding the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” in Part II Item 7 of this Annual Report on Form 10-K.”

See also the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional information on risks and uncertainties related to the ongoing COVID-19 pandemic.

Strategy

Our goal is to establish ourselves as a successful commercial stage biopharmaceutical company with significant research capabilities. We aim to expand our commercial business in the U.S. on our own and globally through partnerships. We continue our research and development of novel small molecule drugs that significantly improve the lives of patients with hematological disorders, cancer and immune diseases through our innovative drug discovery platform. We continue to maintain a strong commercial team in the U.S. to enable us to execute successfully on our commercialization strategy for TAVALISSE in chronic ITP. We entered into partnerships for the expansion of fostamatinib into Europe, Asia, Turkey, Canada, and Israel, and will be concentrating on the further development of the utility of fostamatinib in other indications on our own or through our partners. We also aim to expand our development pipeline on our own and/or with partnerships with pharmaceuticals and biotechnology companies to further develop and market additional product candidates.

In particular, there are four key elements that we believe are value drivers, which we plan to continue to execute on:

●	growing sales of TAVALISSE in the estimated over $2.0 billion Global ITP market;

●	completing the Phase 3 pivotal trial of TAVALISSE in warm AIHA, potentially becoming the first FDA-approved product in this indication and capitalizing on a potential $1.0 billion US market;

●	completing our clinical trial programs to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients; and

●	expanding our development pipeline on our own and/or with collaboration partner(s).

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

Commercial launch activities, including sales and marketing

A significant portion of our business operations was related to our commercial launch activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on targeting hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients. Grifols launched TAVLESSE in the UK and Germany in July 2020, and thereafter, expects a phased roll-out over the next 18 months across Europe.

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

Fostamatinib in Global Markets

We have entered into various license agreements to commercialize fostamatinib globally. The following describes the arrangements we had in place as of December 31, 2020 with Grifols, Kissei and Medison. We retain the global rights to fostamatinib outside of the  Grifols, Kissei and Medison territories.

Fostamatinib in Europe/Turkey

In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent ITP and AIHA in Europe and Turkey. Pursuant to the terms of the license agreement, Grifols has exclusive rights to commercialize, and non-exclusive rights to develop, fostamatinib in Europe and Turkey. Grifols also received an exclusive option to expand the territory under its exclusive and non-exclusive licenses to include the Middle East, North Africa and Russia (including Commonwealth of Independent States). In November 2020, Grifols exercised its option to include these territories under the agreement.

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

Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million, which included a $20 million non-refundable payment received in the first quarter of 2020, comprised of a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in Europe and Turkey.

In January 2020, we received approval of our MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a $20 million payment as described above. Grifols launched TAVLESSE in the UK and Germany in July 2020, and thereafter, expects a phased roll-out over the next 18 months across Europe. In December 2020, the Scottish Medicines Consortium accepted TAVLESSE for use in NHS in Scotland.

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

Fostamatinib in Canada/Israel

In October 2019, we entered into exclusive commercialization license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. Under the terms of the agreements, we will receive an upfront payment of $5.0 million with the potential for approximately $35.0 million in regulatory and commercial milestones. In addition, we will receive royalty payments beginning at 30% of net sales. Under our agreement with Medison for the Canada territory, we have the option to buy back all rights to the product upon regulatory approval in Canada for the indication of AIHA. The buyback provision if exercised would require both parties to mutually agree on commercially reasonable terms for us to purchase back the rights, taking into account Medison’s investment and the value of the rights, among others. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison.

In November 2020, Health Canada approved the New Drug Submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. Medison is anticipating a decision on a New Drug Application in the second quarter of 2021.

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

Orally-available fostamatinib program. We completed our Phase 2 clinical trial, also known as the SOAR study in patients with warm AIHA. This trial was an open-label, multi-center, two-stage study that evaluated the efficacy and safety of fostamatinib in patients with warm AIHA who had previously received treatment for the disorder but have relapsed. The primary efficacy endpoint of this study was to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline. In November 2019, we announced updated data that in a Phase 2 open-label study of fostamatinib in patients with warm AIHA, data showed that 44% (11/25) of evaluable patients met the primary efficacy endpoint of a Hgb level >10 g/dL with an increase of ≥2 g/dL from baseline by week 24. Including one late responder at week 30, the overall response rate was 48% (12/25). Adverse events were manageable and consistent with those previously reported with fostamatinib.

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

In May 2019, we enrolled the first patient in the FORWARD study. Currently, we have enrolled 66 patients of the 90 patients targeted for enrollment. The FORWARD study has over 90 clinical trial sites established across 22 countries and a limited number of clinical trial sites have resumed screening patients after a temporary pause due to the ongoing COVID-19 pandemic. Given the uncertainty of the COVID-19 pandemic, we are experiencing slower than expected enrollment and are unable to provide an update on anticipated enrollment completion.

In November 2020, we reached an agreement with the FDA on the durable response measure for the primary efficacy endpoint of the study as well as the inclusion of additional secondary endpoints.  In January 2021, we announced that the FDA had granted Fast Track designation to TAVALISSE for the treatment of warm AIHA. The FDA previously granted TAVALISSE Orphan Drug designation for the treatment of warm AIHA in January 2018.

Fostamatinib—in Hospitalized COVID-19 Patients

Disease background. COVID-19 is the infectious disease caused by Severe Acute Respiratory Syndrome Coronavirus-2 (SARS-CoV-2). SARS-CoV-2 primarily infects the upper and lower respiratory tract and can lead to ARDS. Additionally, some patients develop other organ dysfunction including myocardial injury, acute kidney injury, shock resulting in endothelial dysfunction and subsequently micro and macrovascular thrombosis. Much of the underlying pathology of SARS-CoV-2 is thought to be secondary to a hyperinflammatory immune response associated with increased risk of thrombosis. SYK is involved in the intracellular signaling pathways of many different immune cells. Therefore, SYK inhibition may improve outcomes in patients with COVID-19 via inhibition of key Fc gamma receptor (FcγR) and c-type lectin receptor (CLR) mediated drivers of pathology such as inflammatory cytokine release by monocytes and macrophages, production of NETs by neutrophils, and platelet aggregation. Furthermore, SYK inhibition in neutrophils and platelets may lead to decreased thromboinflammation, alleviating organ dysfunction in critically ill patients with COVID-19.

Orally-available fostamatinib program. In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. This multi-center, double-blind, placebo-controlled, adaptive design study will randomly assign either fostamatinib plus SOC or matched placebo plus SOC (1:1) to approximately 308 evaluable patients. Treatment will be administered orally twice daily for 14 days with follow up to day 60. The primary endpoint of this study is the proportion of subjects who progress to severe/critical disease within 29 days.

In September 2020, we announced a Phase 2 clinical trial to be sponsored by the NIH/NHLBI in order to evaluate the safety of fostamatinib for the treatment of hospitalized COVID-19 patients. This multi-center, double-blind, placebo-controlled study will randomly assign fostamatinib or matched placebo (1:1) to approximately 60 evaluable patients. Treatment will be administered orally twice daily for 14 days. There will be a follow-up period to day 60. The primary endpoint of this study is cumulative incidence of serious adverse events (SAE) through day 29. The trial also includes multiple secondary endpoints designed to assess the early efficacy and clinically relevant endpoints of disease course. The study is projected to complete the enrollment of the 60 evaluable patients in the first quarter of 2021 and we expect to report topline data in April 2021.

In July 2020, we announced a Phase 2 clinical trial sponsored by Imperial College London in order to evaluate the efficacy of fostamatinib for the treatment of COVID-19 pneumonia. This is a two-stage, open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib plus SOC, ruxolitinib plus SOC, or standard of care alone. Treatment will be administered twice daily for 14 days and patients will receive a follow-up assessment at day 14 and day 28 after the first dose. The primary endpoint of this study is progression from mild to severe COVID-19 pneumonia within 14 days in hospitalized patients. In November 2020, we announced that the Imperial College London-sponsored clinical trial began enrolling patients, and as of the date hereof, there are 106 patients enrolled under this study.

Researchers at MIT and Harvard led a recent screen to identify FDA-approved compounds that reduce MUC1 protein abundance. MUC1 is a biomarker used to predict the development of ALI and ARDS and correlates with poor clinical outcomes. In June 2020, the results were presented. Of the 3,713 compounds that were screened, fostamatinib was the only compound identified which both decreased expression of MUC1 and is FDA approved. Fostamatinib demonstrated preferential depletion of MUC1 from epithelial cells without affecting cell viability. The research was focused on drug repurposing for the much lower risk of toxicity and the ability of FDA-approved treatments to be delivered on a shortened timescale, which is critical for patients afflicted with lung disease resulting from COVID-19.

In addition, recent in vitro studies led by the Amsterdam University Medical Center at the University of Amsterdam, showed that R406, the active metabolite of fostamatinib, blocked macrophage hyperinflammatory responses to a combination of immune complexes formed by anti-Spike IgG in serum from severe COVID-19 patients. Anti-Spike IgG levels are known to correlate with the severity of COVID-19. These results, presented in July 2020, suggest that by inhibiting anti-Spike IgG-mediated hyperinflammation, R406 could potentially play a role in the prevention of cytokine storms as well as pulmonary edema and thrombosis associated with severe COVID-19.

In December 2020, the Journal of Infectious Diseases published research from NIH which demonstrated that R406, the active metabolite of fostamatinib, was able to inhibit NETosis ex vivo in donor plasma from patients with COVID-19. NETosis is a unique type of cell death resulting in the release of NETs. NETs contribute to thromboinflammation and have been associated with mortality in COVID-19. These data provide insights for how fostamatinib may mitigate neutrophil-associated mechanisms contributing to COVID-19 immunopathogenesis.

R835, an Oral IRAK1/4 Inhibitor for Autoimmune, Inflammatory and Hematology-Oncology Diseases

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

We continue to advance the development of our IRAK1/4 program, which includes R835, an orally available, potent and selective inhibitor that inhibits both IRAK1 and IRAK4. We are currently identifying therapeutic opportunities in the areas of hematology/oncology and rare immunology diseases.

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

Initial data from our completed Phase 1 study in healthy volunteers suggests that R552 has an attractive PK and safety profile with a half-life of approximately 14 hours which may allow for once a day dosing. In preclinical studies, R552 was shown to prevent joint and skin inflammation in a RIP1-mediated murine model of inflammation and tissue damage.

In February 2021, we entered into a global exclusive license agreement with Lilly to co-develop and commercialize R552 for all indications, including autoimmune and inflammatory diseases, as well as other non-CNS disease development candidates. In addition, Lilly will lead all clinical development and commercialization of brain penetrating RIP1 inhibitors in CNS diseases.

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

In November 2019, BerGenBio showed that the primary endpoint of Overall Response Rate (ORR) had been met in Cohort A of its Phase 2 clinical trial evaluating bemcentinib in combination with KEYTRUDA as a potential new treatment regimen for previously treated advanced non-small cell lung cancer (NSCLC). The primary efficacy endpoint requires that at least 25% evaluable patients achieve a clinical response when treated with the novel drug combination, defined as either complete or partial response, as measured by Response Evaluation Criteria in Solid Tumors (RECIST). A secondary endpoint of median Progression Free Survival (mPFS) reported significant 3-fold improvement in AXL positive vs negative patients, as defined by BerGenBio’s composite AXL tumor-immune score.

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

In July 2020, BerGenBio announced that its first patient was dosed in a trial assessing bemcentinib in recurrent glioblastoma (GBM). The trial is sponsored by Ichiro Nakano, MD, Professor in the Department of Neurosurgery and co-leader of the Neuro-Oncology Program at University of Alabama at Birmingham, and is funded by the National Cancer Institute. This is an open label, multi-center, intra-tumoral tissue PK study of bemcentinib in patients with recurrent GBM for whom a surgical resection is medically indicated. The trial intends to enroll up to 20 recurrent GBM patients, at up to 15 sites in the U.S. The end points of the study include an evaluation of bemcentinib’s ability to cross the blood brain barrier, AXL expression, PK, safety and tolerability, as well as efficacy assessments including PFS and Overall Survival.

In October 2020, BerGenBio announced first patient enrolled in Phase 2 trial assessing bemcentinib as a potential treatment for COVID-19 patients in India and South Africa and in December 2020, BerGenBio announced that the first patient has been enrolled with bemcentinib in the UK Research and Innovation (UKRI) funded COVID-19 ACCORD clinical study.

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

In September 2020, worldwide rights to DS-3032 were out-licensed from Daiichi to Rain Therapeutics Inc.

For the year ended December 31, 2020, we recognized $2.1 million of revenue as a result of the achievement of a milestone in accordance with the Amended Collaboration Agreement dated April 20, 2005 with Daiichi. All deliverables under the agreement had been delivered as of September 30, 2020, as such the above payment was recognized as revenue in the third quarter of 2020. We received the milestone payment from Daiichi in October 2020.

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

Commercialization and Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of December 31, 2020, we are a party to collaboration agreements with ongoing performance obligations, with Kissei for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea and with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey and with Medison to commercialize fostamatinib in all indications, including chronic ITP and AIHA in Canada and Israel. As of December 31, 2020, we are also a party to collaboration agreements, but do not have ongoing performance obligations with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

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

In July 2020, Grifols launched TAVLESSE in Germany and the UK, and thereafter expects a phased roll-out over the next 18 months across Europe. In December 2020, the Scottish Medicines Consortium accepted TAVLESSE for use in NHS in Scotland. In addition, our partner, Kissei is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan.

In February 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly to co-develop and commercialize R552, a receptor-interacting serine/threonine-protein kinase 1 (RIP1) inhibitor, for the treatment of non-central nervous system (non-CNS) diseases. In addition, the collaboration is aimed at developing additional RIP1 inhibitors for the treatment of CNS diseases, whereby the Company is responsible for performing and funding initial discovery and identification of CNS disease development candidates, which is nearly completed, and future funding is expected to be minimal. Following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates.

Grifols License Agreement

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $20.0 million payment upon approval from the EMA for fostamatinib in chronic ITP as discussed below. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols will receive exclusive rights to fostamatinib in human diseases, including chronic ITP and AIHA, in Europe and Turkey. Grifols also received an exclusive option to expand the territory under its exclusive and non-exclusive licenses to include the Middle East, North Africa and Russia (including Commonwealth of Independent States). In November 2020, Grifols exercised its option to include these territories as part of the licensed territories under the agreement. The agreement also requires us to conduct the Phase 3 trial in AIHA.

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

Medison Commercial and License Agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada pursuant to which we received a $5.0 million upfront payment under our agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months that we obtain regulatory approval in Canada of the product for the indication of AIHA. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement. Accrued interest related to this financing arrangement as of December 31, 2020 is immaterial. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison.

Other license agreements

For the year ended December 31, 2020, we recognized $2.1 million of revenue as a result of the achievement of a milestone in accordance with the Amended Collaboration Agreement dated April 20, 2005 with Daiichi. All deliverables under the agreement had been previously delivered, as such the above payment has been recognized as revenue in the third quarter of 2020. We received the milestone payment from Daiichi in October 2020.

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

We begin by developing assays that model the key events in a disease process at the cellular level. We then identify potential protein targets. In addition, we identify the proteins involved in the intracellular process and prepare a map of their interactions, thus giving us a comprehensive picture of the intracellular disease pathway. We believe that our approach has a number of advantages, including:

●	improved target identification: it focuses only on the subset of expressed proteins of genes believed to be specifically implicated in the disease process;
●	rapid validation of protein targets: it produces validated protein targets quickly because it uses key events in the disease process as the basis to design the functional, disease-based screen;
●	improved disease pathway mapping: it produces a comprehensive map of the intracellular disease pathway, enabling the identification of a large number of potential protein targets;
●	informed target selection: it provides a variety of different types of targets and information concerning the role each plays in their endogenous state to better select targets more susceptible to pharmaceutical intervention;
●	efficient compound screening: it increases the probability and speed with which compound screening will identify “hits” because it provides detailed knowledge of the target that can be used to guide the design of the compound screen; and
●	risk reduction: it may reduce the risk of failure in the product development process due to serious side effects, including toxicity or other reasons, by selecting only targets that are specific to the disease in question and that have no apparent role in other cell types or signaling pathways.

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

Intellectual Property

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. As of December 31, 2020, we had 67 pending patent applications and 357 issued and active patents in the United States, as well as corresponding pending foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, such as those governing personal information and information security, require the expenditure of substantial time and financial resources.

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

A drug product candidate must be approved by the FDA through the new drug application (NDA). An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulations;
●	submission to the FDA of an Investigational New Drug (IND), which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board (IRB) for each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug product for each indication;
●	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
●	review by an FDA advisory committee, if requested by the FDA;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices (cGMP), requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees and securing FDA approval of the NDA; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and potentially post-market requirement, or PMR, and commitment, or PMC, studies.

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Human clinical trials are typically conducted in sequential phases, which may overlap or be combined:

●	Phase 1. The drug is initially introduced into a small number of healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
●	Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3. These clinical trials are commonly referred to as “pivotal” studies, which denote a study that presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, identify adverse effects, establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.
●	Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

The FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.

Review and Approval of Drugs in the EU and the UK

Similar rules governing clinical trials to those in place in the United States apply in the EU and the UK. Following the UK’s exit from the EU, commonly referred to as Brexit, and the end of the transition period that was in place until the end of 2020, clinical trials that take place in the UK will be seen by the EMA as trials that have taken place in a “third country” and will only be considered during the course of a marketing authorization application if they are carried out on a basis that is in line with the regulations governing clinical trials in the EU. Clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Directive, as implemented in national law by individual member states, and applicable good clinical practice standards. The EU Clinical Trials Directive is due to be replaced with the new EU Clinical Trials Regulation, or EU CTR, at the end of 2021. Should the UK not seek to align its clinical trials regulations with the EU CTR then trials that take place in the UK may carry less weight when applying for a marketing authorization in the EU.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Third-party payors include federal and state government health programs such as Medicare and Medicaid, commercial health insurers, managed care organizations, and other organizations. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. For example, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. In the United States, some of these proposals at the federal level include directing Medicare to negotiate directly with manufacturers for the costliest drugs; various Medicare Part D and Medicaid reforms; price reporting transparency; importation rulemaking; an international pricing index proposal to require additional discounts to Medicare, as well as a proposal requiring manufacturers to pay a rebate to the federal government if the price of a Medicare Part B or Part D drug increases more than the rate of inflation. For example, certain proposals have been contemplated that would implement a cap on annual price increases for certain drugs covered under Medicare at the rate of inflation or require the respective manufacturers to pay a rebate. There has also been advocacy for increasing the Medicaid drug rebates cap, currently at 100% of a drug's average manufacturer price or removing such cap in its entirety. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for the product. It is likely that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for a pharmaceutical manufacturer’s products or additional pricing pressure.

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

Healthcare and Privacy Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it, in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, including protected health information (PHI). HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services (HHS), information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state, local and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, restrict payments that may be made to healthcare providers and other potential referral sources, and/or require drug manufacturers to report information related to payments and transfers of value made to physicians and other health care providers or entities or marketing expenditures. In addition, there are state and local laws that require registration of sales representatives; state laws that require drug manufacturers to report information related to drug pricing; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union (E.U.), which adopted the General Data Protection Regulation (GDPR), which became effective in May 2018); federal and state laws governing the privacy and security of personal information (including health information) many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

Healthcare Reform

The United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act which included changes to the coverage and payment for drug products under government health care programs. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. For example, President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA) among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and because it was repealed as part of the Tax Cuts and Job Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court, other such litigation, the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030, unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021.In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Further, certain proposals have been contemplated that would implement a cap on annual price increases for certain drugs covered under Medicare at the rate of inflation or require the respective manufacturers to pay a rebate. There has also been advocacy for increasing the Medicaid drug rebates cap, currently at 100% of a drug's average manufacturer price or removing such cap in its entirety. However, it is unclear whether the Biden administration will work to reverse measures taken during the Trump administration or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Outside the United States, ensuring adequate coverage and payment for our products will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. Recent budgetary pressures in many E.U. countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Employees

As of December 31, 2020, we had 169 full-time employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining experienced and qualified sales and marketing personnel to successfully commercialize our product and scientific personnel to continue to perform research and development work in the future will be critical to our business success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

Scientific and Medical Advisors

We utilize scientists, key opinion leaders and physicians to advise us on scientific and medical matters as part of our ongoing commercialization activities and research and product development efforts, including experts in clinical trial design, preclinical development work, chemistry, biology, immunology, oncology and immuno-oncology. Certain of our consultants receive non-employee options to purchase our common stock and certain of our scientific and medical advisors receive honorarium for time spent assisting us.

Corporate Information

Our principal executive office is located at 1180 Veterans Boulevard, South San Francisco, California 94080. Our telephone number is (650) 624-1100.

Available Information

We electronically file with the Securities and Exchange Commission (SEC) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to the reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available free of charge on or through our website at www.rigel.com, copies of these reports as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. The information found on our website is not part of or incorporated by reference into this Annual Report on Form 10-K.

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

Sustained successful commercialization of TAVALISSE is subject to many risks and uncertainties, including the impact of the COVID-19 pandemic on the successful commercialization in the United States, as well as the successful commercialization efforts for TAVLESSE in Europe through our partner, Grifols. Prior to TAVALISSE, we have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to continue to do so successfully with fostamatinib for its approved indication. In addition, our partner, Grifols, is responsible for the commercial launch of TAVLESSE in Europe. Although Grifols launched TAVLESSE in Germany and the UK in July 2020, we cannot be certain if Grifols will be successful in launching TAVLESSE in Italy, Spain and France, and additional territories in Europe that it may pursue, or continue to be successful in commercializing and marketing in any such regions, including Germany and the UK. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

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

If we are unable to sustain anticipated level of sales growth from TAVALISSE, or if we fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a negative impact on our business, financial condition and results of operations. For example, in January and February 2021, we experienced lower than anticipated sales of TAVALISSE due to continuing impacts of the COVID-19 pandemic and increased levels of inventory at the channel level at the end of the prior quarter.

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

Furthermore, foreign sales of TAVALISSE by our partners could be adversely affected by the imposition of governmental controls, political and economic instability, outbreaks of pandemic diseases, such as the COVID-19 pandemic, trade restrictions or barriers and changes in tariffs, and escalating global trade and political tensions. For example, the ongoing COVID-19 pandemic has resulted in increased travel restrictions and extended shutdowns of certain businesses in the U.S. and around the world. If our collaborators are unable to successfully complete clinical trials, delay commercialization of TAVALISSE or do not invest the resources necessary to successfully commercialize TAVALISSE in international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these license agreements, resulting in harm to our business and operations. If we do not establish and maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.

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

Since the COVID-19 pandemic was declared, we continued to observe reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our product sales and may continue to negatively affect our product sales in the future. Physicians with practices severely impacted by the COVID-19 pandemic, and who currently prescribe TAVALISSE, may eventually decide to close their independent practices and join a larger medical organization with a practice that does not prescribe TAVALISSE. Additionally, commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. Resources have been deployed to enable our field-based employees to continue to engage virtually with health care providers.  Although these virtual engagements have enabled our field team to support existing prescribers, as well as partner with new prescribers to identify appropriate patients for TAVALISSE, we cannot rule out future impact on our business if the pandemic continues for an extended period of time.

With respect to clinical development, we have taken, and continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible per recent FDA guidance and working with our investigators for appropriate care of these patients in a safe manner consistent with agency guidelines. We have a number of ongoing clinical trials, one of which is a global Phase 3 clinical study in warm AIHA. A number of our clinical trial investigators have paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled. Although some sites have resumed patient screening, the progress is slow, and we continue to experience delays in new patient enrollment. We are continuing to make decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to the resuming of enrollment/screening considering the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drug, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. We continue to experience slower than anticipated enrollment in some of our clinical trials, and at this time we cannot currently fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with study protocol and overall impact on clinical study results including the timing thereof. In addition, our partner, Kissei, is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan the timing and completion of which could be delayed due to the COVID-19 pandemic. The delays may potentially delay future royalties on sales, as well as, receipt of future potential milestones. At this time, however, we cannot fully forecast the scope of impacts that the COVID-19 pandemic may have under our partnership with Kissei.

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

If we are unable to successfully market and distribute TAVALISSE and retain experienced sales force, our business will be substantially harmed.

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

We have established our distribution and reimbursement capabilities, all of which will be necessary to successfully commercialize TAVALISSE. As a result, we will be required to expend significant time and resources to market, sell, and distribute TAVALISSE to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies including our virtual strategies in response to the restrictions and limitations resulting from the COVID-19 pandemic, or the distribution and reimbursement capabilities, that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of TAVALISSE. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed. In addition, we actively participate in medical conferences and exhibits, such as the American Society of Clinical Oncology (ASCO) and ASH Annual Meeting & Exposition that are significant opportunities for us to educate physicians and key opinion leaders about TAVALISSE. Due to the COVID-19 pandemic, ASCO will be held virtually in 2021 and it is uncertain if the ASH and other key conferences will be held virtually, postponed or cancelled. Such disruptions may prevent us from effectively educating the prescribing physicians and key opinion leaders about TAVALISSE which would negatively impact our ability to generate sales of and revenues from TAVALISSE and our results of operations and growth prospects could be adversely affected.

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

In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The U.S. Supreme Court is currently reviewing the constitutionality of the Affordable Care Act, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

In the United States, the European Union and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. In the United States, there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Further, certain proposals have been contemplated that would implement a cap on annual price increases for certain drugs covered under Medicare at the rate of inflation or require the respective manufacturers to pay a rebate. There has also been advocacy for increasing the Medicaid drug rebates cap, currently at 100% of a drug's average manufacturer price or removing such cap in its entirety. However, it is unclear whether the Biden administration will work to reverse the measures taken by the Trump administration or pursue similar policy initiatives.

Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action, particularly as a result of the new presidential administration. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the health care industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

See section titled “Business – Government Regulation – Healthcare Reform” in Part I, Item 1 of this Annual Report on Form 10-K for more information on healthcare reform activities.

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

We may need to continue to increase the size of our organization and we may encounter difficulties with managing our growth, which could adversely affect our business and results of operations.

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

We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals, including as a result of business or other interruptions resulting from the ongoing COVID-19 pandemic, could adversely affect our business and operations.

We might not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Business – Government Regulation – Healthcare Reform” for more information on the healthcare laws and regulations that may affect our ability to operate.

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

We are subject to stringent and evolving data privacy and information security laws, regulations, rules, policies, and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.

We are subject to, or affected by, numerous federal, state and foreign laws and regulations, as well as regulatory guidance, policies and contractual obligations relating to data privacy and security, governing the collection, use, disclosure, processing, retention, storage, transfer, destruction, and security of personal information. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future and could result in conflicting compliance obligations. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, use, disclose, process, retain, store, transfer, destroy and secure personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing the processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. Compliance with applicable privacy and data security laws and regulations, as well as regulatory guidance, policies and contractual obligations, is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection requirements. If we fail to comply with any such obligations, we may face significant investigations, fines, penalties and claims that could adversely affect our business, financial condition and results of operations.

In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission and may include the following laws and regulations: the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018, or the CCPA, and other state and federal laws relating to data privacy and security. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA, among other things, authorizes the imposition of potentially severe statutory damages and created a private right of action for data security breaches. The CCPA requires covered businesses to provide new disclosures to California residents and to provide them new ways to opt-out of the sale of personal information. Although there are limited exemptions for clinical trial and other research-related data under the CCPA, the CCPA and other similar laws could impact our business depending on how the CCPA will be interpreted. As we expand our operations, the CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. It is expected that the CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These laws demonstrate our Company’s vulnerability to the evolving regulatory environment related to personal information. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S.

Internationally, our operations abroad may also be subject to increased scrutiny or attention from foreign data protection authorities. For example, our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in Europe. Many jurisdictions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the GDPR impose strict requirements for processing the personal information of individuals residing in the European Economic Area, or EEA, Switzerland, and United Kingdom (collectively, “Europe”), including clinical trial data. The GDPR and similar laws increase our obligations with respect to clinical trials conducted in Europe by expanding the definition of personal information to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators. In addition, the GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. In addition, the GDPR authorizes penalties for non-compliance (such as an inability to use the relevant personal data) and civil litigation claims.

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union (“CJEU”) issued a decision invalidating the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Further, the European Commission recently proposed updates to the Standard Contractual Clauses. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. As such, any transfers by us or our third-party vendors, collaborators of others of personal data from Europe to the United States or elsewhere may not comply with European data protection laws; may increase our exposure to European data protection laws’ heightened sanctions for cross-border data transfer restrictions; may restrict our clinical trials activities in Europe; and limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws. Loss of our ability to transfer personal data from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Further, the United Kingdom’s decision to leave the EU, often referred to as “Brexit,” created uncertainty with regard to data protection regulation in the United Kingdom. Following December 31, 2020, the GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations)). As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. In addition, it is still unclear whether the transfer of personal information from the EU to the United Kingdom will in the future continue to remain lawful under the GDPR. For example, pursuant to a post-Brexit agreement between the United Kingdom and the EU, the European Commission will continue to treat the United Kingdom as if it remained a member state of the EU in relation to transfers of personal information from the EEA to the United Kingdom, meaning such transfers may be made without a need for additional safeguards, for four months from January 1, 2021, with a potential additional two month extension. This “transition” period, however, will end if and when the European Commission adopts an adequacy decision with respect to the United Kingdom or the United Kingdom amends certain UK data protection laws, or relevant aspects thereof, without the EU’s consent (unless those amendments are made simply to align those UK data protection laws with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the United Kingdom prior to the expiry of the extended adequacy assessment period, from that point onwards the United Kingdom will be an “inadequate third country” under the GDPR and transfers of data from the EEA to the United Kingdom will require a “transfer mechanism,” such as the Standard Contractual Clauses. Also, following the expiry of the post-Brexit transitional arrangements, the United Kingdom Information Commissioner’s Office may not be able to be our “lead supervisory authority” in respect of any “cross border processing” for the purposes of the GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state, we are not able to benefit from the GDPR’s “one stop shop” mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR across the United Kingdom and the EEA, we could be investigated by, and ultimately fined by the United Kingdom Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.

Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict requirements and limitations for processing personal information, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released its draft Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act. As with the GDPR, these laws are broad and may increase our compliance burdens, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain, and process personal information about them.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, collaborators, contractors, service providers or vendors fail to act in accordance with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, trial participants or research subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. While we intend to opportunistically seek access to additional funds through public or private equity offerings or debt financings, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, including through sales pursuant to the Sales Agreement with Jefferies. Our credit facility with MidCap involves certain covenants and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

We have indebtedness in the form of a term loan pursuant to the Credit Agreement with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.

In September 2019, we entered into the Credit Agreement with MidCap. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. Please see Note 13 to our “Notes to Condensed Financial Statements” contained in Item 8 of this Annual Report on Form 10-K for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

Our distribution operations for the sale of TAVALISSE is currently concentrated in two distribution centers owned by a third-party logistics provider. Additionally, our distribution operations, if and when we launch any of our product candidates in the future, may also be concentrated in such distribution centers owned by a third-party logistics provider. Any errors in inventory level management and unforeseen inventory shortage could adversely affect our business. In addition, any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventories and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. If we encounter difficulties with any of our distribution facilities, whether due to the impacts of the ongoing COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have an adverse effect on our business. In addition, growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

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

Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not assure FDA approval of our product candidates.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply for FDA fast track designation. However, a fast track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while the FDA has granted fast track designation to TAVALISSE for the treatment of warm AIHA and/or we may seek and receive fast track designation for our future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Our business is focused on the discovery, development and commercialization of novel small molecule drugs that significantly improve the lives of patients with hematologic disorders, cancer and rare immune diseases. In this regard, we are pursuing internal drug discovery efforts with the goal of identifying new product candidates to advance into clinical trials. Internal discovery efforts to identify new product candidates require substantial technical, financial and human resources. These internal discovery efforts may initially show promise in identifying potential product candidates, yet ultimately fail to yield product candidates for clinical development for a number of reasons. For example, potential product candidates may, on later stage clinical study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profiles or other characteristics suggesting that they are unlikely to be commercially viable products.

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

We incurred a loss from operations of approximately $29.0 million during the year ended December 31, 2020. Other than for 2010, we have historically incurred losses from operations each year since we were incorporated in June 1996, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of December 31, 2020, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses or profitability, if any, especially due to the ongoing COVID-19 pandemic, is highly uncertain.

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

The withdrawal of the U.K. from the E.U. may adversely impact our ability to obtain regulatory approvals of our product candidates in the U.K and the E.U., result in restrictions or imposition of taxes and duties for importing our product candidates into the U.K and the E.U., and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the U.K and the E.U.

Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. was subject to a transition period until December 31, 2020, or the Transition Period, during which E.U. rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020 and has been approved by each E.U. member state and the U.K.

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from E.U. directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the E.U. Great Britain (made up of England, Scotland, and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by such procedures). A separate marketing authorization will be required to market drugs in Great Britain. It is currently unclear whether the Medicines and Healthcare products Regulatory Agency, or MHRA, in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the U.K. or the E.U. and restrict our ability to generate revenue and achieve and sustain profitability.

While the Trade Agreement provides for the tariff-free trade of medicinal products between the U.K. and the E.U. there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the U.K. diverge from the E.U. from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the E.U.

Orphan designation in Great Britain following Brexit is granted on an essentially identical basis to in the E.U. but is based on the prevalence of the condition in Great Britain.  It is therefore possible that conditions that are currently designated as orphan conditions in Great Britain will no longer be and that conditions that are not currently designated as orphan conditions in the E.U. will be designated as such in Great Britain.

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

Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer other breakdowns, cyber-attacks, or information security breaches.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business, particularly during the COVID-19 pandemic. We also rely on third party vendors and their information technology systems. Despite the implementation of security measures, our recovery systems, security protocols, network protection mechanisms and other security measures and those of our CROs and other contractors and consultants are vulnerable to compromise from natural disasters; terrorism; war; telecommunication and electric failures; traditional computer hackers; malicious code (such as computer viruses or worms); employee error, theft or misuse; denial-of-service attacks; cyber-attacks by sophisticated nation-state and nation-state supported actors; or other system disruptions. We receive, generate and store significant and increasing volumes of personal (including health), confidential and proprietary information. There can be no assurance that we, or our collaborators, CROs, third-party vendors, contractors and consultants, will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or breaches. Any breakdown, cyber-attack or information security breach could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, incur significant remediation or litigation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources.

As the cyber-threat landscape evolves, these threats will grow in frequency, sophistication and intensity and will become increasingly difficult to detect. The costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing. Cyber threats may be generic, or they may be targeted against our information systems. Our network and storage applications and those of our contract manufacturing organizations, collaborators, contractors, CROs or vendors may be subject to unauthorized access by hackers or breached due to operator error, theft, malfeasance or other system disruptions. We may be unable to anticipate or immediately detect information security incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Any event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our clinical study participants or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws, regulations or contracts that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, lead to negative publicity or result in significant financial exposure.

The costs to respond to a security breach and/or to mitigate any identified security vulnerabilities could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, negative publicity, loss of customer trust, and other harms to our business and competitive position. Remediation of any potential security breach may involve significant time, resources, and expenses. We could be required to fundamentally change our business activities and practices in response to a security breach and our systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

A security breach may cause us to breach our contracts. Our agreements with relevant stakeholders such as collaborators may require us to use legally required, industry-standard or reasonable measures to safeguard personal information. A security breach could lead to claims by relevant stakeholders that we have failed to comply with such contractual obligations. In addition, any non-compliance with our data privacy obligations in our contracts or our inability to flow down such obligations from relevant stakeholders to our vendors may cause us to breach our contracts. As a result, we could be subject to legal action or the relevant stakeholders could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

We may not have adequate insurance coverage for security incidents or breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that its existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

Shareholder Activism Could Cause Material Disruption to Our Business.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to environment, social and governance (“ESG”) matters, financial restructuring, increased borrowing, dividends, share repurchases or even sales of assets or the entire company. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

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

Holders

As of February 23, 2021, there were approximately 90 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2015 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified-capitalization weighted index that includes securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Rigel Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*	$100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. Selected Financial Data

The following selected financial data has been derived from our audited financial statements. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10- K.

	Fiscal Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues
Product sales, net	$61,696	$43,772	$13,947	$—	$—
Contract revenues from collaborations	46,925	15,516	30,562	4,484	20,383
Total revenues	108,621	59,288	44,509	4,484	20,383

Costs and expenses: (1)
Cost of product sales	895	906	287	—	—
Research and development	60,101	52,885	46,903	46,269	63,446
Selling, general and administrative	76,598	74,588	70,002	37,831	20,908
Restructuring charges	—	—	—	—	5,770
Total costs and expenses	137,594	128,379	117,192	84,100	90,124
Loss from operations	(28,973)	(69,091)	(72,683)	(79,616)	(69,741)
Interest income	582	2,532	2,203	892	437
Interest expense	(1,353)	(335)	—	—	—
Gain on disposal of assets	—	—	—	732	88
Net loss	$(29,744)	$(66,894)	$(70,480)	$(77,992)	$(69,216)
Net loss per share, basic and diluted (2)	$(0.18)	$(0.40)	$(0.44)	$(0.62)	$(0.73)
Weighted average shares used in computing net loss per share, basic and diluted (2)	168,754	167,400	160,529	126,324	94,387

	As of December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$57,327	$98,078	$128,537	$115,751	$74,766
Working capital	48,142	60,793	109,253	99,096	53,626
Total assets (1)	110,378	147,569	139,109	119,111	78,134
Accumulated deficit	(1,305,972)	(1,276,228)	(1,209,334)	(1,138,854)	(1,060,862)
Total stockholders’ equity (1)	34,026	53,815	109,877	100,646	55,027

(1)	Effective January 1, 2019, we adopted FASB ASU No. 2016-02 – Leases (Topic 842) (ASU 2016-02) using a modified retrospective approach and elected the transition method and the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. We also elected to combine lease and non-lease components and elected to use the short-term lease exception permitted by the standard. Please see Note 1 to the Financial Statements for the impact of our adoption of Topic 842.
(2)	See Note 1 to the Financial Statements for a description of the number of shares used in the computation of basic and diluted loss per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with hematologic disorders, cancer and rare immune diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first United States Food and Drug Administration (FDA) approved product is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia who have had an insufficient response to a previous treatment. The product is also commercially available in Europe (TAVLESSE) and Canada (TAVALISSE) for the treatment of chronic immune thrombocytopenia in adult patients.

Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (wAIHA); a National Institutes of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI)-sponsored Phase 2 trial for the treatment of hospitalized COVID-19 patients, in collaboration with Inova Health System; and a Phase 2 trial for the treatment of COVID-19 being conducted by Imperial College London. Additionally, we have launched a Phase 3 clinical trial of fostamatinib for the treatment of hospitalized COVID-19 patients.

Our other clinical programs include our interleukin receptor-associated kinase (IRAK) inhibitor program and a receptor-interacting serine/threonine-protein kinase (RIP1) inhibitor program in clinical development with partner Eli Lilly and Company (Lilly). In addition, we have product candidates in clinical development with partners AstraZeneca AB (AZ), BerGenBio ASA (BerGenBio) and Daiichi Sankyo (Daiichi).

Business Update

TAVALISSE in ITP

During the year ended December 31, 2020, net product sales of TAVALISSE was $61.7 million which represented a year over year increase of 41%. This was primarily due to improved persistency of therapy among patients on TAVALISSE, the continued uptake and use of the product in steroid refractory patients, and to a lesser extent, annual price increase of our drug.

Due to the evolving effects of the COVID-19 pandemic, resources have been deployed to enable our field-based employees to continue to engage virtually with health care providers.  These virtual engagements have enabled our field team to support existing prescribers, as well as develop new prescribers to identify appropriate patients for TAVALISSE. We also conducted market research with cITP prescribers in 2020 to understand the impact of COVID on cITP management. More than half of respondents reported that COVID had an impact on their management of cITP, and about a third of respondents anticipate a surge of patients post-COVID. This is because clinicians have found it challenging to both start a therapy, and switch to new therapies.

A post-hoc analysis from our Phase 3 clinical program in adult patients with chronic ITP, highlighting the potential benefit of using TAVALISSE in earlier lines of therapy, was published in the British Journal of Haematology in July 2020. Inclusion in one of the leading peer-reviewed journals in the field of hematology underscores the significance of the 78% (25/32) response rate defined as at least one platelet count of at least 50,000/µL when TAVALISSE was used as a second-line therapy in our Phase 3 clinical program. Adverse events were manageable and consistent with those previously reported with fostamatinib. Our sales force is now sharing this data with physicians.

Fostamatinib in Global Markets

In February 2020, we received a $20.0 million payment from Grifols. The payment was received upon the EC approval of the MAA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. In addition, as a result of the EC approval, $25.0 million of the $30.0 million upfront fee that we previously received from Grifols is no longer repayable by us to Grifols. Fostamatinib is marketed in Europe under the brand name

TAVLESSE (fostamatinib). Grifols launched TAVLESSE in the UK and Germany in July 2020, and thereafter, expects a phased roll-out over the next 18 months across Europe. In December 2020, the Scottish Medicines Consortium accepted TAVLESSE for use in NHS in Scotland.

In October 2019, we entered into exclusive commercialization license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. In November 2020, Health Canada approved the new drug submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. In Israel, a decision on the new drug application is anticipated during the second quarter of 2021.

We currently anticipate no significant disruption related to the COVID-19 pandemic in the supply of TAVALISSE tablets and drug substance to meet the needs for our U.S. ITP sales, as well as for our collaborative partners and clinical trials worldwide.

Fostamatinib in AIHA

Our FORWARD study, a pivotal Phase 3 clinical trial in warm AIHA has enrolled 66 of the 90 patients targeted for enrollment. Currently, the FORWARD study has over 90 clinical trial sites established across 22 countries and a limited number of clinical trial sites have resumed screening patients after a temporary pause due to the ongoing COVID-19 pandemic. In December 2020, the FDA has granted Fast Track designation to TAVALISSE for the treatment of warm AIHA based on the significant medical need that exists and the product's potential in the treatment of these patients. Fast Track designation is designed to enable an expedited review process for any potential regulatory filings. We continue to experience slower than expected enrollment in light of COVID-19 impacts, and at this time, we are unable to provide an update on anticipated enrollment completion.

Fostamatinib in Hospitalized COVID-19 patients

In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. This multi-center, double-blind, placebo-controlled, adaptive design study will randomly assign either fostamatinib plus SOC or matched placebo plus SOC (1:1) to approximately 308 evaluable patients. Treatment will be administered orally twice daily for 14 days with follow up to day 60. The primary endpoint of this study is the proportion of subjects who progress to severe/critical disease within 29 days. In January 2021, we were awarded $16.5 million by the DOD Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense to support this Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients.

In September 2020, we announced a Phase 2 clinical trial to be sponsored by the NIH/NHLBI in order to evaluate the safety of fostamatinib for the treatment of hospitalized COVID-19 patients. This multi-center, double-blind, placebo-controlled study will randomly assign fostamatinib or matched placebo (1:1) to approximately 60 evaluable patients. Treatment will be administered orally twice daily for 14 days. There will be a follow-up period to day 60. The primary endpoint of this study is cumulative incidence of serious adverse events (SAE) through day 29. The trial also includes multiple secondary endpoints designed to assess the early efficacy and clinically relevant endpoints of disease course. The study is projected to complete the enrollment of the 60 evaluable patients in the first quarter of 2021 and we expect to report topline data in April 2021.

In July 2020, we announced a Phase 2 clinical trial sponsored by Imperial College London in order to evaluate the efficacy of fostamatinib for the treatment of COVID-19 pneumonia. This is a two-stage, open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib plus SOC, ruxolitinib plus SOC, or standard of care alone. Treatment will be administered twice daily for 14 days and patients will receive a follow-up assessment at day 7, day 14 and day 28 after the first dose. The primary endpoint of this study is progression from mild to severe COVID-19 pneumonia within 14 days in hospitalized patients. Initially, n=171 (57 per arm) patients will be recruited in Stage 1. Following interim analysis to assess the efficacy and safety of the treatments, approximately n=285 (95 per arm) will be recruited during Stage 2. In November 2020, we announced that the Imperial College London-sponsored clinical trial began enrolling patients, and as of the date hereof, there are 106 patients enrolled under this study.

The Broad Institute of the MIT and Harvard led a recent screen to identify FDA-approved compounds that reduce MUC1 protein abundance. MUC1 is a biomarker used to predict the development of ALI and ARDS and correlates with poor clinical outcomes. In June 2020, the results were presented. Of the 3,713 compounds that were screened, fostamatinib was the only compound identified which both decreased expression of MUC1 and is FDA approved, and so allows for rapid repurposing for patients with COVID-19 lung injury. Fostamatinib demonstrated preferential depletion of MUC1 from epithelial cells without affecting cell viability. The research was focused on drug repurposing for the much lower risk of toxicity and the ability of FDA-approved treatments to be delivered on a shortened timescale, which is critical for patients afflicted with lung disease resulting from COVID-19.

In vitro studies led by the Amsterdam University Medical Center at the University of Amsterdam, showed that R406, the active metabolite of fostamatinib, blocked macrophage hyper-inflammatory responses to a combination of immune complexes formed by anti-Spike IgG in serum from severe COVID-19 patients. Anti-Spike IgG levels are known to correlate with the severity of COVID-19. These results, presented in July 2020, suggest that by inhibiting anti-Spike IgG-mediated hyperinflammation, R406 could potentially play a role in the prevention of cytokine storms as well as pulmonary edema and thrombosis associated with severe COVID-19.

In December 2020, the Journal of Infectious Diseases published research from NIH which demonstrated that R406, the active metabolite of fostamatinib, was able to inhibit NETosis ex vivo in donor plasma from patients with COVID-19. NETosis is a unique type of cell death resulting in the release of NETs. NETs contribute to thromboinflammation and have been associated with mortality in COVID-19. These data provide insights for how fostamatinib may mitigate neutrophil-associated mechanisms contributing to COVID-19 immunopathogenesis.

Global Strategic Partnership with Lilly

In February 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly to co-develop and commercialize R552, a receptor-interacting serine/threonine-protein kinase 1 (RIP1) inhibitor, for the treatment of non-central nervous system (non-CNS) diseases. In addition, the collaboration is aimed at developing additional RIP1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the license agreement, we granted to Lilly exclusive rights to develop and commercialize R552 and related RIP1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

The parties are jointly responsible for performing development activities for R552 and other non-CNS disease development candidates. We are responsible for 20% of development costs for R552 in the U.S., Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt-out of co-funding the R552 development activities in the U.S., Europe and Japan at two different specified times. If we exercise our first opt-out right, we will continue to fund our share of the R552 development activities in the U.S., Europe, and Japan up to a maximum funding commitment of $65.0 million. If we do not exercise either of the opt-out rights, we will receive royalty payments on net sales of non-CNS disease products at higher percentage rates and have the right to co-commercialize R552 in the U.S., with Lilly, on terms to be agreed by the parties.

We are responsible for performing and funding initial discovery and identification of CNS disease development candidates, which is nearly completed, and future funding is expected to be minimal. Following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates.

Under the terms of the license agreement, we will receive an upfront cash payment of $125.0 million, with the potential for an additional $330.0 million in milestone payments upon the achievement of specified development and regulatory milestones by non-CNS disease products and $255.0 million in milestone payments upon the achievement of specified development and regulatory milestones by CNS disease products. We are also eligible to receive up to $100.0 million in sales milestone payments on a product-by-product basis for non-CNS disease products and up to $150.0 million in sales milestone payments on a product-by-product basis for CNS disease products. In addition, depending on the extent of our co-funding of R552 development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

This transaction is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.

Other Updates

In June 2020, at the European League Against Rheumatism 2020 E-Congress, we presented two oral and two poster presentations highlighting our investigational compound R835, a potent and selective inhibitor of both IRAK1 and IRAK4. In multiple pre-clinical rodent models of acute and chronic inflammation, R835 administration resulted in reduced inflammation, and in Phase 1 trials, it showed encouraging pharmacokinetic (PK) properties.

In May 2020, we accessed the second $10.0 million tranche from our $60.0 million credit facility with MidCap. The facility provides us with access to an additional $40.0 million which is subject to the achievement of certain conditions. Additionally, on August 4, 2020, we entered into a Sales Agreement with Jefferies, as our sole sales agent, pursuant to which we may sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $65.0 million. As of December 31, 2020, we have not yet sold any shares under the Sales Agreement.

Update on Current and Potential Future Impact of COVID-19 on our Business

The global COVID-19 pandemic has resulted, and is expected to continue to result, in significant economic disruption, and has adversely affected and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the duration and severity of the COVID-19 pandemic. We are continuing to monitor the impact of the evolving effects of the COVID-19 pandemic and have undertaken, and plan to continue to undertake, safety measures to keep our staff, patients, investigators and stockholders safe and to help the communities where we live and work reduce the number of people exposed to the virus. We have previously implemented work-from-home policies for certain employees and restricted on-site staff at our office in South San Francisco to only those personnel performing essential activities. In March 2020, through our existing Crisis Management Team (CMT), we also activated our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. Our CMT meets regularly to assess the effectiveness of our business continuity plans and make adjustments accordingly as COVID-19 continues to evolve. The ultimate impact of the COVID-19 pandemic on our business and financial condition is highly uncertain and subject to change, and as such, we cannot ascertain the full extent of the impacts on our sales of our product, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners and our clinical and regulatory activities.

Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our ability to grow our product sales and may continue to negatively affect our product sales in the future. Resources have been deployed to enable our field team to have virtual engagements to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. As such, our field-based employees primarily engage virtual with health care providers. Other commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives that were in live forums have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic.

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

With respect to clinical development, we have taken, and continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible per recent FDA guidance and working with our investigators for appropriate care of these patients in a safe manner consistent with agency guidelines. We have a number of ongoing clinical trials, one of which is a global Phase 3 clinical study in warm AIHA. A number of our clinical trial investigators had paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled. Although some trial sites have resumed screening and enrolling patients, progress is slow and we continue to experience delays in new patient enrollment. We are making decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to resuming of enrollment/screening considering the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drug, and we remain focused on supporting our sites, in providing care for these patients and providing continued investigational drug supply. At this time, however, we cannot currently fully forecast the scope of the impacts that the COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with study protocol and the overall impact on clinical study results including the timing thereof. In addition, our partner, Kissei, is currently conducting a Phase 3 clinical trial for of fostamatinib in for the treatment of ITP in Japan, the timing and completion of which could be delayed due to the COVID-19 pandemic. The delays may potentially delay future royalties on sales, as well as receipt of future potential milestones. At this time, however, we cannot fully forecast the scope of the impacts that the COVID-19 pandemic may have under on our partnership with Kissei.

The COVID-19 pandemic has similarly affected our collaboration and licensing partners for the commercialization of fostamatinib globally, as well as in advancing our various clinical stage programs. We do not yet know the full impact of such disruptions in our partners’ ability to advance commercialization of fostamatinib in the market and the timing of enrollment and completion of various clinical trials being conducted by our collaborative ion partners.

See also the section titled “Risk Factors” in Item 1A of Part II of this Annual Report on Form 10-K for additional information on risks and uncertainties related to the ongoing COVID-19 pandemic.

Liquidity and Capital Resources

From inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and from sales of TAVALISSE beginning in May 2018. Our commercial launch, research and development activities, including preclinical studies and clinical trials, consume substantial amounts of capital. As of December 31, 2020, we had approximately $57.3 million in cash, cash equivalents and short-term investments. In September 2019, we entered into a $60.0 million term loan credit facility with MidCap. At closing, $10.0 million was funded to us in an initial tranche. In May 2020, we accessed the second $10.0 million tranche from our $60.0 million credit facility with MidCap. The facility provides us with access to an additional $40.0 million which is subject to the achievement of certain conditions. Additionally, on August 4, 2020, we entered into an Open Market Sale AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as our sole sales agent, pursuant to which we may sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $65.0 million. As of December 31, 2020, we have not yet sold any shares under the Sales Agreement. In January 2021, we were awarded $16.5 million by the DOD Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-K filing date. However, our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to opportunistically finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through the proceeds from exercise of stock options and interest income earned on the investment of our excess cash balances and short-term investments. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make important, opportunistic investments. In addition, any additional capital we raise by issuing equity securities, our stockholders could at that time experience substantial dilution. Our current credit facility with MidCap and any debt financing that we are able to obtain in the future may involve operating covenants that may restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Product Development Programs

Our product portfolio features multiple novel, targeted drug candidates in the therapeutic areas of immunology, hematology, cancer and rare diseases. Please refer to “Part I. Item 1. Business—Product Portfolio” herein for a detailed discussion of our multiple product candidates in development.

Corporate Collaborations

We conduct research and development programs independently and in connection with our corporate collaborators. Please refer to “Part I. Item 1. Business—Sponsored Research and License Agreements” herein for a detailed discussion of our corporate collaborations.

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

Product Sales

Our revenues from product sales are recognized at net sales price when our customers, the specialty distributors (SDs), obtain control of our product, which occurs at a point in time, upon delivery to such SDs. Under the revenue recognition guidance, we are required to estimate the transaction price, including variable consideration that is subject to a constraint, in our contracts with our customers. Variable considerations are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue from product sales are recorded net of certain variable considerations which includes estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

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

Inventories

We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of inventories using the standard cost method, which approximates actual cost based on a first-in, first-out (FIFO) basis. Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense. We perform an assessment of the recoverability of capitalized inventories during each reporting period and write down any excess and obsolete inventories to its net realizable value in the period in which the impairment is first identified. As of December 31, 2020, no material write-downs in excess and obsolete inventory have occurred. See Note 4 under “Part II, Item 8, Financial Statements and Supplementary Data” for additional information.

Stock-Based Compensation

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

Results of Operations

Years Ended December 31, 2020, 2019 and 2018

Revenues

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2020	2019	2018	2020 from 2019	2019 from 2018

	(in thousands)
Product sales, net	$61,696	$43,772	$13,947	$17,924	$29,825
Contract revenues from collaborations	46,925	15,516	30,562	31,409	(15,046)
Total revenues	$108,621	$59,288	$44,509	$49,333	$14,779

The following table summarizes revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of our gross revenues (as a percentage of gross revenues):

	Year Ended December 31,
	2020	2019	2018
Grifols	41%	*	—
ASD Healthcare and Oncology Supply	30%	37%	17%
McKesson Specialty Care Distribution Corporation	23%	30%	11%
Kissei	—	*	69%

Revenues by collaborative partners were:

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2020	2019	2018	2020 from 2019	2019 from 2018

	(in thousands)
Grifols	$44,825	$4,712	$—	$40,113	$4,712
Aclaris	—	5,500	—	(5,500)	5,500
Celgene	—	3,750	—	(3,750)	3,750
Kissei	—	1,554	30,562	(1,554)	(29,008)
Daiichi Sankyo	2,100	—	—	2,100	—
Total	$46,925	$15,516	$30,562	$31,409	$(15,046)

Product sales for the year ended December 31, 2020, 2019 and 2018 relate to sales of TAVALISSE in the U.S. For the year ended December 31, 2020 compared with 2019, the increase in product sales was primarily due to sales volume, and to the lesser extent, annual increase in the price of our drug. For the year ended December 31, 2019 compared with 2018, the increase in product sales primarily relate to higher sales volume. The increase in sales volume was due continued uptake and use of the product as an early treatment option in steroid refractory patients, as well as strong continuation of therapy among patients. TAVALISSE has been prescribed across all lines of therapy in steroid refractory patients in ITP. It has been utilized by an increasing broad base of prescribers and community physicians, with growing early line use and continued strong refill rates. We recognize product sales net of discounts and allowances that are described in Note 1—Summary of Significant Accounting Policies of “Part II, Item 8, Financial Statements and Supplementary Data” herein.

Contract revenues from collaborations of $46.9 million during the year ended December 31, 2020 primarily relate to revenue from the upfront fee previously received from Grifols in the first quarter of 2019, as well as the milestone payment received from Grifols in the first quarter of 2020 upon EC approval of the MAA for fostamatinib in Europe, as well as the milestone payment under our collaboration agreement with Daiichi. Contract revenues from collaborations of $15.5 million during the year ended December 31, 2019 is comprised of a $4.0 million development milestone fee and $1.5 million fee pursuant to an amendment of our agreement with Aclaris, $3.7 million development milestone payment from Celgene, as well as $4.7 million and $1.6 million revenue from our performance of certain research and development services and supply of fostamatinib with Grifols and Kissei, respectively. Contract revenues from collaborations of $30.6 million during the year ended December 31, 2018 relate to the portion of the $33.0 million upfront fee recognized as revenue upon delivery of license rights to Kissei for the development and commercialization of fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time, except as described under Note 15—Subsequent Event of “Part II, Item 8, Financial Statements and Supplementary Data” herein. As of December 31, 2020, we had deferred revenues of $3.0 million which will be recognized as revenue upon occurrence of satisfaction of our remaining performance obligations under our collaboration agreements with Grifols and Kissei.

Cost of Product Sales

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2020	2019	2018	2020 from 2019	2019 from 2018

	(in thousands)
Cost of product sales	$895	$906	$287	$(11)	$619

We recognized $895,000, $906,000 and $287,000 in cost of product sales during the years ended December 31, 2020, 2019 and 2018, respectively, related to our product, TAVALISSE, which was approved by the FDA in April 2018. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense.

Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of sales during the current period. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical product that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than what we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing.

Research and Development Expenses

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2020	2019	2018	2020 from 2019	2019 from 2018

	(in thousands)
Research and development expense	$60,101	$52,885	$46,903	$7,216	$5,982
Stock-based compensation expense included in research and development expense	$2,072	$2,662	$2,321	$(590)	$341

The increase in research and development expense for the year ended December 31, 2020, compared to the same period in 2019, was primarily due to the increases of $8.1 million in research and development cost for our Phase 1 trial in our RIP 1 inhibitor program, Phase 3 trial for COVID-19 patients, Phase 1 trial in our IRAK 1/4 inhibitor program and our on-going Phase 3 trial in warm AIHA, $320,000 in software license and $213,000 in consultants and outside services, partially offset by the decreases in personnel-related costs including stock-based compensation of $725,000, research supplies of $609,000 and various other costs of $121,000.

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

We expect our research and development expense in 2021 to increase as we continue with our Phase 3 warm AIHA and COVID-19 studies. We have resumed new patient enrollment in certain clinical trial sites for our FORWARD study for warm AIHA and we expect to continue to incur expenses in managing the study and expenses related to measures to implement remote and virtual approaches, including delays in new patient enrollment, remote patient monitoring and other alternative course of actions to maintain our study in warm AIHA. We have also recently initiated our Phase 3 clinical trial in hospitalized COVID-19 patients and expect to continue to enroll patients in 2021. The $16.5 million grant awarded by the Department of Defense in January 2021 will partially fund our Phase 3 clinical trial for hospitalized COVID-19 patients. We cannot currently fully forecast the scope the evolving effects of COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on, and timing of, clinical study results.

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

The following table presents our total research and development expenses by category:

	Year Ended December 31,
				From January 1, 2007*
	2020	2019	2018	to December 31, 2020

	(in thousands)
Categories:
Research	$9,307	$10,063	$10,301	$256,037
Development	42,758	34,142	28,693	447,762
Other	8,036	8,680	7,909	254,951
	$60,101	$52,885	$46,903	$958,750
*	We started tracking research and development expenses by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $6.0 million, $6.0 million and $5.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and allocated stock-based compensation expenses of approximately $2.1 million, $2.6 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, a major portion of our total research and development expense was associated with salaries of our research and development personnel, costs associated with our clinical trial programs, and allocated facilities costs. For the year ended December 31, 2020 compared to the year ended December

31, 2019, the increase in Development costs is primarily due to the expansion of our clinical trials to include studies related to COVID-19 patients.

Selling, General and Administrative Expense

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2020	2019	2018	2020 from 2019	2019 from 2018

	(in thousands)
Selling, general and administrative expense	$76,598	$74,588	$70,002	$2,010	$4,586
Stock-based compensation expense included in selling, general and administrative expense	$5,223	$6,453	$5,383	$(1,230)	$1,070

The increase in selling, general and administrative expense for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to the increases of $2.1 million in personnel costs, including stock-based compensation expense, $1.6 million in legal costs, $658,000 in advertising expense, $515,000 in business insurance and $477,000 in allocated facility costs, partially offset by decreases of $3.3 million in travel-related expenses and $95,000 in various third-party vendor and consultant costs.

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

We expect our selling, general and administrative expense in 2021 to increase as we continue to expand our commercial activities for TAVALISSE, and assuming we will be able to resume in-person office visits and live engagements with healthcare providers. In response to the limitations on in-person office visits during the ongoing COVID-19 pandemic, resources have been deployed to enable our field-based employees to continue to engage virtually with healthcare providers. These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. However, we are not currently able to fully forecast the scope of impacts that the COVID-19 pandemic may have on our commercial activities and sales of TAVALISSE.

Interest Income

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2020	2019	2018	2020 from 2019	2019 from 2018

	(in thousands)
Interest income	$582	$2,532	$2,203	$(1,950)	$329

Interest income results from our interest-bearing cash and investment balances. The decrease in interest income for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to decrease in yield on our investments. The increase in interest income for the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to the higher yield on our investments.

Interest Expense

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2020	2019	2018	2020 from 2019	2019 from 2018

	(in thousands)
Interest expense	$(1,353)	$(335)	$—	$(1,018)	$(335)

Interest expense for the years ended December 31, 2020 and 2019 was related to the outstanding balance on our term loan from Midcap. There was no interest expense for the year ended December 31, 2018. The increase in interest expense during the year ended December 31, 2020 compared with the same period in 2019 was due to the increase in the outstanding term loan credit balance. In 2019, the initial $10.0 million tranche was outstanding for a partial year, compared to a full year in 2020, along with the second $10.0 million tranche we accessed in May 2020.

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

As of December 31, 2020, we had approximately $57.3 million in cash, cash equivalents and short-term investments, as compared to approximately $98.1 million as of December 31, 2019, a decrease of approximately $40.8 million. The decrease was primarily attributable payments associated with funding our operating expenses during the year ended December 31, 2020.

In January 2021, we were awarded $16.5 million by the U.S. Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. In February 2021, we entered into a global exclusive license agreement with Lilly to co-develop and commercialize R552, wherein we are entitled to receive a non-refundable and non-creditable upfront cash payment of $125 million and may also be eligible for potential development, regulatory, and commercial milestone payments totaling up to an additional $835 million, as well as tiered royalties on net sales of non-CNS and CNS disease products up to low-double digits that will vary depending upon our clinical development investment .

In October 2020, we received $2.1 million representing payment for a milestone under our collaboration agreement with Daiichi.

In September 2019, we entered into a $60.0 million term loan credit facility with MidCap. At closing, $10.0million was funded to us in an initial tranche. We accessed the second $10.0 million tranche from our term loan credit facility with MidCap which we received in May 2020. The facility provides the Company with access to an additional $40.0 million which is subject to the achievement of certain customary conditions. In August 2020, we entered into a Sales Agreement with Jefferies, pursuant to which we may sell, through Jefferies, up to an aggregate of $65.0 million in shares of our common stock.

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

In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space. This sublease agreement was amended in February 2017 to sublease additional research and office space. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023. During the year ended December 31, 2020, we received approximately $5.4 million of sublease income and reimbursements. We expect to receive approximately $9.6 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

We believe that our existing capital resources, along with the expected proceeds from the funding awarded by the U.S. Department of Defense as well as the upfront fee from Lilly, will be sufficient to support our current and projected funding requirements, including the continued commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-K filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to opportunistically finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through the proceeds from exercise of stock options and interest income earned on the investment of our excess cash balances and short-term investments. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make important, opportunistic investments. In addition, any additional capital we raise by issuing equity securities, our stockholders could at that time experience substantial dilution. Our current credit facility with MidCap and any debt financing that we are able to obtain in the future may involve operating covenants that may restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

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

For the years ended December 31, 2020 and 2019, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash provided by (used in):
Operating activities	$(52,185)	$(41,510)	$(58,826)
Investing activities	47,466	(23,656)	24,964
Financing activities	12,571	11,365	71,894
Net increase (decrease) in cash and cash equivalents	$7,852	$(53,801)	$38,032

Net cash used in operating activities was approximately $52.2 million in 2020 compared to approximately $41.5 million and $58.8 million in 2019 and 2018, respectively.

Net cash used in operating activities for the year ended December 31, 2020 was related to our research and development programs and our continued commercialization of TAVALISSE, partially offset by the $20.0 million payment received from Grifols, $2.1 million milestone payment from Daiichi and proceeds from sale of TAVALISSE. Net cash used in operating activities in 2019 was primarily due cash payments to support our ongoing efforts to commercialize TAVALISSE and the cost of our research and development programs, partially offset by the $39.0 million payments we received from our collaborative partners. Net cash used in operating activities in 2018 was primarily due to the cash payments to support our ongoing efforts to commercialize TAVALISSE and the cost of our research and development programs, partially offset by the $33.0 million payment we received from Kissei. The timing of cash requirements may vary from period to period depending on our ongoing commercial activities related to

TAVALISSE, our research and development activities, including our planned preclinical and clinical trials, and future requirements to establish commercial capabilities for any products that we may develop.

Net cash provided by investing activities was approximately $47.5 million in 2020 compared to net cash used in investing activities of approximately $23.7 million in 2019 and net cash provided by investing activities of approximately $25.0 million in 2018. Net cash provided by investing activities during the year ended December 31, 2020 related to net maturities of short-term investments, partially offset by capital expenditures. Net cash used in investing activities in 2019 related to net purchases of short-term investments and capital expenditures. Net cash provided by investing activities in 2018 related to net maturities of short-term investments, partially offset by capital expenditures. Capital expenditures were approximately $1.3 million, $1.5 million and $1.1 million in 2020, 2019 and 2018, respectively.

Net cash provided by financing activities was approximately $12.6 million in 2020 compared to approximately $11.4 million and $71.9 million in 2019 and 2018, respectively. Net cash provided by financing activities for the year ended December 31, 2020 related to the proceeds from funding of the second $10.0 million tranche from our term loan credit facility with MidCap and $2.6 million from the exercise of stock options and participation in the Purchase Plan. Net cash provided by financing activities in 2019 consisted of net proceeds of $9.8 million from the first tranche of a term loan with Midcap and $1.6 million from exercise of stock options and participation in the Purchase Plan. Net cash provided by financing activities in 2018 consisted of net proceeds of $67.2 million from issuance of common stock pursuant to the underwritten public offering and $4.7 million proceeds from exercise of stock options and participation in the Purchase Plan.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

We have agreements with certain clinical research organizations to conduct our clinical trials and with third parties relative to our commercialization of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of December 31, 2020,  we do not have material contractual commitments with respect to the arrangements discussed above,  but we had the following contractual commitments related to our facilities lease and credit facility:

		Less than	Payment Due By Period		More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(in thousands)
Facilities lease (1)	$21,444	$10,082	$11,362	$—	$—
Credit facility with MidCap (2)	23,274	3,087	15,041	5,146	—
Total	$44,718	$13,169	$26,403	$5,146	$—

1.	In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $14.0 million which we expect to receive over the term of the sublease through January 2023.

2.	In September 2019, we entered into a Credit Agreement with MidCap. We received funding for the first tranche of $10.0 million. In March 2020, we accessed the second $10.0 million tranche from our term loan credit facility with MidCap which we received in May 2020. Under the agreement, we are obligated to make interest payments at an annual rate of one-month LIBOR plus 5.65% for the first 24 months and the interest plus principal amortization for the next 36 months. We will be obligated to pay administrative fees annually and a final fee upon final payment.

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

INDEX TO FINANCIAL STATEMENTS

Rigel Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Product Sales Allowances and Discounts
Description of the Matter

As described in Note 1 to the financial statements, revenue from product sales is recorded net of adjustments for estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Provisions for these adjustments are recorded in the period in which the related revenue is recorded and are presented either as a reduction of accounts receivable or as an accrued liability in the Company’s balance sheet. As of December 31, 2020, the Company has recorded net liabilities for product sales allowances and discounts of $6.1 million.

Auditing product sales allowances and discounts involved evaluation of management’s subjective judgments regarding the reasonableness of estimated payor and channel mix applied to product sales during the period. These estimates are based on available customer and payor data received from specialty pharmacies and distributors and reflect management’s judgments regarding adjustments to historical trends. The Company has a limited history upon which to base such estimates, and changes in the estimated payor and channel mix can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls over the process for estimating and recording product sales allowances and discounts. Our testing included controls over management’s review of significant assumptions, such as payor mix and channel mix, and other inputs such as product sold, contractual terms, discount rates, historical data and expected channel inventory levels, used in the estimates.

To test the Company's provisions for allowances and discounts, our audit procedures included, among others, evaluating the methodologies and assumptions used and the underlying data used by the Company. We evaluated the assumptions used by management against historical trends, evaluated the change in estimated accruals from prior periods, and assessed the historical accuracy of the Company’s estimates against actual results. We performed substantive analytical procedures on material ending accrual balances by assessing whether the accrued balance is reasonable relative to historical payment lag and sales activity.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.
Redwood City, California
March 2, 2021

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$30,373	$22,521
Short-term investments	26,954	75,557
Accounts receivable, net	15,973	10,111
Inventories	1,638	1,354
Prepaid and other current assets	14,045	9,462
Total current assets	88,983	119,005
Property and equipment, net	2,676	2,159
Operating lease right-of-use asset	17,895	25,709
Other assets	824	696
	$110,378	$147,569
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,707	$4,152
Accrued compensation	9,592	8,819
Accrued research and development	4,889	5,960
Other accrued liabilities	11,014	6,721
Lease liabilities, current portion	8,621	7,272
Deferred revenue, current portion	3,018	25,288
Total current liabilities	40,841	58,212

Long-term portion of deferred revenue	—	1,404
Long-term portion of lease liabilities	10,651	19,230
Loans payable, net of discount	19,815	9,810
Other long-term liabilities	5,045	5,098

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 169,316,782 and 167,987,850 shares issued and outstanding as of December 31, 2020 and 2019, respectively	169	168
Additional paid-in capital	1,339,833	1,329,852
Accumulated other comprehensive (loss) income	(4)	23
Accumulated deficit	(1,305,972)	(1,276,228)
Total stockholders’ equity	34,026	53,815
	$110,378	$147,569

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Product sales, net	$61,696	$43,772	$13,947
Contract revenues from collaborations	46,925	15,516	30,562
Total revenues	108,621	59,288	44,509

Costs and expenses:
Cost of product sales	895	906	287
Research and development	60,101	52,885	46,903
Selling, general and administrative	76,598	74,588	70,002
Total costs and expenses	137,594	128,379	117,192

Loss from operations	(28,973)	(69,091)	(72,683)
Interest income	582	2,532	2,203
Interest expense	(1,353)	(335)	—
Net loss	$(29,744)	$(66,894)	$(70,480)

Net loss per share, basic and diluted	$(0.18)	$(0.40)	$(0.44)

Weighted average shares used in computing net loss per share, basic and diluted	168,754	167,400	160,529

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(29,744)	$(66,894)	$(70,480)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	(27)	47	58

Comprehensive loss	$(29,771)	$(66,847)	$(70,422)

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2018	146,814,906	147	1,239,435	(82)	(1,138,854)	100,646
Net loss	—	—	—	—	(70,480)	(70,480)
Net change in unrealized gain (loss) on short-term investments	—	—	—	58	—	58
Issuance of common stock upon exercise of options and participation in Purchase Plan	1,956,599	2	4,730	—	—	4,732
Issuance of common stock, net of offering costs	18,400,000	18	67,144	—	—	67,162
Stock compensation expense	—	—	7,759	—	—	7,759
Balance at December 31, 2018	167,171,505	167	1,319,068	(24)	(1,209,334)	109,877
Net loss	—	—	—	—	(66,894)	(66,894)
Net change in unrealized gain (loss) on short-term investments	—	—	—	47	—	47
Issuance of common stock upon exercise of options and participation in Purchase Plan	816,345	1	1,575	—	—	1,576
Stock compensation expense	—	—	9,209	—	—	9,209
Balance at December 31, 2019	167,987,850	168	1,329,852	23	(1,276,228)	53,815
Net loss	—	—	—	—	(29,744)	(29,744)
Net change in unrealized gain (loss) on short-term investments	—	—	—	(27)	—	(27)
Issuance of common stock upon exercise of options and participation in Purchase Plan	1,328,932	1	2,595	—	—	2,596
Stock compensation expense	—	—	7,386	—	—	7,386
Balance at December 31, 2020	169,316,782	$169	$1,339,833	$(4)	$(1,305,972)	$34,026

See accompanying notes.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(29,744)	$(66,894)	$(70,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,297	9,115	7,704
Depreciation and amortization	706	683	594
Net amortization and accretion of discount on short-term investments and term loan	(122)	(1,073)	(766)
Changes in assets and liabilities:
Accounts receivable, net	(5,862)	(6,034)	(4,077)
Inventories	(126)	(366)	(839)
Prepaid and other current assets	(4,583)	(5,673)	(1,797)
Other assets	(128)	39	68
Right-of-use assets	7,814	7,118	—
Accounts payable	(331)	(2,239)	3,755
Accrued compensation	773	(1,133)	2,893
Accrued research and development	(1,071)	(803)	1,735
Other accrued liabilities	4,051	3,122	269
Lease liability	(7,230)	(6,725)	—
Deferred revenue	(23,629)	24,255	2,437
Deferred rent and other long-term liabilities	—	5,098	(322)
Net cash used in operating activities	(52,185)	(41,510)	(58,826)
Investing activities
Purchases of short-term investments	(81,706)	(145,327)	(77,996)
Maturities of short-term investments	130,434	123,126	104,066
Capital expenditures	(1,262)	(1,455)	(1,106)
Net cash provided by (used in) investing activities	47,466	(23,656)	24,964
Financing activities
Net proceeds from term loan financing	9,975	9,789	—
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	2,596	1,576	4,732
Proceeds from sale and issuance of common stock, net of offering costs	—	—	67,162
Net cash provided by financing activities	12,571	11,365	71,894
Net increase (decrease) in cash and cash equivalents	7,852	(53,801)	38,032
Cash and cash equivalents at beginning of period	22,521	76,322	38,290
Cash and cash equivalents at end of period	$30,373	$22,521	$76,322
Supplemental disclosure of cash flow information
Interest paid	$1,180	$137	$—

See accompanying notes.

In this Annual Report on Form 10-K, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc. and “common stock” refers to Rigel’s common stock, par value $0.001 per share.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and basis of presentation

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with hematologic disorders, cancer and rare immune diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first product approved by the United States Food and Drug Administration (FDA) is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe (TAVLESSE) and Canada (TAVALISSE) for the treatment of chronic immune thrombocytopenia in adult patients.

Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (AIHA); an NIH/NHLBI-Sponsored Phase 2 trial for the treatment of hospitalized COVID-19 patients, in collaboration with Inova Health System; and a Phase 2 trial for the treatment of COVID-19 being conducted by Imperial College London. Additionally, we launched a Phase 3 clinical trial of fostamatinib for the treatment of hospitalized COVID-19 patients.

Other clinical trials include an ongoing Phase 1 study of R835, a proprietary molecule from our interleukin receptor associated kinase (IRAK) inhibitor program; and a recently completed Phase 1 study of R552, a proprietary molecule from its receptor-interacting protein kinase (RIP1) inhibitor program. In addition, we have product candidates in clinical development with partners AstraZeneca AB (AZ), BerGenBio ASA (BerGenBio), Daiichi Sankyo (Daiichi), and Eli Lilly and Company (Lilly).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made by management include those relating to revenue recognition on product sales and collaboration agreements, recoverability of our assets, including accounts receivables and inventories, stock-based compensation and the probability of achievement of corporate performance-based milestones for our performance-based stock option awards, impairment issues, the weighted average incremental borrowing rate for our lease, estimated interest rate for our financing liability, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between these estimates and actual results, our financial statements will be affected.

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

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. At December 31, 2020 and 2019, our physical inventory included active pharmaceutical product of which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at December 31, 2020 and 2019.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts and any allowance for doubtful accounts. As of December 31, 2020 and 2019, customer allowance for prompt payment discounts were $171,000 and $109,000, respectively. We estimate the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. As of December 31, 2020 and 2019, we have determined that an allowance for doubtful accounts is not required.

The following table summarizes the activity of our customer allowances for prompt payment discounts for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Balance at January 1, 2018	$—
Provision for prompt payment discount during the year	189
Reduction in prompt payment discount during the year	(139)
Balance at December 31, 2018	50
Provision for prompt payment discount during the year	540
Reduction in prompt payment discount during the year	(481)
Balance at December 31, 2019	109
Provision for prompt payment discount during the year	807
Reduction in prompt payment discount during the year	(745)
Balance at December 31, 2020	$171

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

Product Returns. We offer our customers a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Product return allowances are estimated and recorded at the time of sale.

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

As of December 31, 2020, we have two stock option plans, our 2018 Plan and the Inducement Plan (collectively, the Equity Incentive Plans), that provide for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. We also have our Employee Stock Purchase Plan (Purchase Plan), wherein eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the U.S. Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. We account for forfeitures as they occur.

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

Cash, cash equivalents and short-term investments

We consider all highly liquid investments in debt securities with maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds, U.S. treasury bills, corporate bonds and commercial paper and investments in government-sponsored enterprises. Our short-term investments include U.S. treasury bills, obligations of government- sponsored enterprises and corporate bonds and commercial paper. By policy, we limit the concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We view our short-term investments portfolio as available for use in current operations. Accordingly, we have classified certain securities as short-term investments on our balance sheet even though the stated maturity date of these securities may be more than one year from the current balance sheet date.

All cash equivalents and short-term investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value at December 31, 2020 and 2019. Unrealized gains (losses) are reported in the statements of stockholders’ equity and comprehensive loss. Fair value is estimated based on available market information or valuation methodologies. The cost of securities sold is based on the specific identification method. See Note 7 for a summary of available-for-sale securities at December 31, 2020 and 2019.

Fair value of financial instruments

The carrying values of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments. Cash equivalents and short-term investments are carried at fair value at December 31, 2020 and 2019.

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

Prior to our adoption of Topic 842, we recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. We recorded lease expense on a straight-line basis for our lease, net of sublease income, wherein such arrangements contain scheduled rent increases over the term of the lease and sublease, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended
	December 31,
	2020	2019	2018
EPS Numerator:
Net income (loss)	$(29,744)	$(66,894)	$(70,480)
EPS Denominator—Basic:
Weighted-average common shares outstanding	168,754	167,400	160,529

Net income (loss) per common share, basic and diluted	$(0.18)	$(0.40)	$(0.44)

During the periods presented, we had securities which could potentially dilute basic earnings per share, but were excluded from the computation of diluted net loss per share for all periods presented, as their effect would have been antidilutive. These securities consist of the following (in thousands except per share data):

	December 31,
	2020	2019	2018
Outstanding stock options	27,260	22,671	20,713
Weighted average exercise price of options	$3.05	$3.51	$4.20

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

2. REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Product sales:
Gross product sales	$76,470	$53,082	$16,953
Discounts and allowances	(14,774)	(9,310)	(3,006)
Product sales, net	$61,696	$43,772	$13,947

Revenues from collaborations:
License revenues	40,358	$8,696	30,562
Development milestones	2,100	5,500	—
Research and development services and others	4,467	1,320	—
Total revenues from collaborations	46,925	15,516	30,562
Total revenues	$108,621	$59,288	$44,509

The following table summarizes revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of our gross revenues (as a percentage of gross revenues):

	Year Ended December 31,
	2020	2019	2018
Grifols	41%	*	—
ASD Healthcare and Oncology Supply	30%	37%	17%
McKesson Specialty Care Distribution Corporation	23%	30%	11%
Kissei	—	*	69%

Our first and only FDA approved product, TAVALISSE®, was approved by the U.S. FDA in April 2018. We commenced commercial sale of TAVALISSE in the U.S. in May 2018. There were no product sales during the year ended December 31, 2017. Fostamatinib is marketed in Europe under the brand name TAVLESSE (fostamatinib). Grifols launched TAVLESSE in the UK and Germany in July, and thereafter, expects a phased roll-out over the next 18 months across Europe. In December 2020, the Scottish Medicines Consortium accepted TAVLESSE for use in NHS in Scotland.

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

The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns during the years ended December 31, 2020 and 2019 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2020	$1,293	$1,801	$238	$3,332
Provision related to current period sales	8,149	4,231	950	13,330
Adjustment related to prior period sales	(75)	(490)	565	—
Credit or payments made during the period	(6,906)	(3,427)	(264)	(10,597)
Balance at December 31, 2020	$2,461	$2,115	$1,489	$6,065

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2019	$623	$843	$170	$1,636
Provision related to current period sales	5,170	2,864	99	8,133
Credit or payments made during the period	(4,500)	(1,906)	(31)	(6,437)
Balance at December 31, 2019	$1,293	$1,801	$238	$3,332

Of the $14.8 million discounts and allowances from gross product sales for the year ended December 31, 2020, $13.3 million was accounted for as additions to other accrued liabilities and $1.5 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to co-pay) in the balance sheet. Other accrued liabilities related to the discounts and allowances had a remaining outstanding balance of $6.1 million as of December 31, 2020.

Of the $9.3 million discounts and allowances from gross product sales for the year ended December 31, 2019, $8.1 million was accounted for as additions to other accrued liabilities and $1.2 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to co-pay) in the balance sheet. Other accrued liabilities related to the discounts and allowances had a remaining outstanding balance of $3.3 million as of December 31, 2019.

3. SPONSORED RESEARCH AND LICENSE AGREEMENTS

We conduct research and development programs independently and in connection with our corporate collaborators. As of December 31, 2020, we are a party to collaboration agreements with ongoing performance obligations with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey, and with Kissei Pharmaceutical Co., Ltd. (Kissei) for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea, and with Medison Pharma Ltd. (Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Canada and Israel. As of December 31, 2020, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions, AZ for the development and commercialization of R256, an inhaled JAK inhibitor, BerGenBio for the development and commercialization of AXL inhibitors in oncology, and Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

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

Grifols License Agreement

In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones, which included a $17.5 million payment for EMA approval of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication in chronic ITP. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols received exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Grifols also received an exclusive option to expand the territory under its exclusive and non-exclusive licenses to include the Middle East, North Africa and Russia (including Commonwealth of Independent States). In November 2020, Grifols exercised its option to include these territories as part of the licensed territories under the agreement. The agreement also required us to continue to conduct our long-term open-label extension study on patients with ITP through EMA approval of ITP in Europe or until the study ends as well as conduct the Phase 3 trial in AIHA.

In December 2019, we entered into a Drug Product Purchase Agreement with Grifols wherein we agreed to supply and sell to Grifols at 30% mark up the drug product requested under an anticipated first and only purchase order until Grifols enters into a supply agreement directly with a third-party drug product manufacturer. In October 2020, we entered into a Commercial Supply Agreement with Grifols.

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

The remaining future variable consideration of $277.5 million related to future regulatory and commercial milestones were fully constrained due to the fact that it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We are recognizing revenues related the research and regulatory services throughout the term of the respective clinical programs using the input method. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the year ended December 31, 2020, we recognized $39.9 million in revenues related to the licensed rights in intellectual property and $3.8 million in revenues related to the research services performed. Additionally, during the year ended December 31, 2020, we recognized $651,000 in revenues for a one-time delivery of drug supply to Grifols for commercialization as well as $500,000 related to Grifols’ exercise of its option to include additional territories as noted above. Deferred revenues related to the performance of research services as of December 31, 2020 was $1.6 million. During the year ended December 31,2019, we recognized $4.7 million in revenues related to the license right and research and regulatory services performed.

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

We did not recognize any revenues during the year ended December 31, 2020 from our license agreement with Kissei. At December 31, 2020, deferred revenues related to the unsatisfied performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $1.4 million.

During the year ended December 31, 2019, we recognized $1.6 million as revenue related to the supply of fostamatinib for clinical use and the material right associated with discounted fostamatinib. During the year ended December 31, 2018, we recognized $30.6 million of the $33.0 million upfront fee as allocated revenue for the delivered license.

Medison Commercial and License Agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada pursuant to which we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement. Accrued interest expense related to this financing arrangement as of both December 31, 2020 and December 31, 2019 were immaterial. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison.

Other license agreements

For the year ended December 31, 2020, we recognized $2.1 million of revenue as a result of the achievement of a milestone in accordance with the Amended Collaboration Agreement dated April 20, 2005 with Daiichi. All deliverables under the agreement had been previously delivered, as such the above payment was recognized as revenue in the third quarter of 2020 and the milestone payment from Daiichi was received in October 2020.

4. INVENTORIES

The following table summarizes inventories, net as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Work in process	$1,189	$810
Finished goods	449	544
Total	$1,638	$1,354

As of December 31, 2020 and 2019, we have $4.0 million and $3.0 million, respectively, in advance payments to our manufacturer of our raw materials, which is included as part of Prepaid and Other Current Assets in the balance sheets. We take ownership of such raw materials when they are completed and delivered to us.

5. SIGNIFICANT CONCENTRATIONS

We recognize revenue on collaborations in the U.S. and abroad and on products sold solely in the U.S. For the year ended December 31, 2020, our three specialty distributors as well as Grifols and Daiichi (see Note 2) accounted for 57%, 41% and 2% of our total revenues, respectively. For the year ended December 31, 2019, our three specialty distributors as well as Aclaris, Grifols, Celgene and Kissei (see Note 2) accounted for 74%, 9%, 8%, 6% and 3% of our total revenues, respectively. For the year ended December 31, 2018, Kissei and our three specialty distributors (see Note 2) accounted for 69% and 31% of our total revenues, respectively.  As of December 31, 2020 and 2019, 100% of our accounts receivables are from four customers and one collaboration partner.

6. STOCK-BASED COMPENSATION

Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Selling, general and administrative	$5,223	$6,453	$5,383
Research and development	2,072	2,662	2,321
Total stock-based compensation expense	$7,295	$9,115	$7,704

Employee Stock Option Plans

On May 16, 2018, our stockholders approved the adoption of the Company’s 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan is the successor plan to the 2011 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Employee Directors' Stock Option Plan. As of December 31, 2020, we have two stock option plans, our 2018 Plan and the Inducement Plan. The 2018 Plan provides for granting to our officers, directors and all other employees and consultants options to purchase shares of our common stock. The Inducement Plan is intended mainly to provide an inducement material for certain individuals to enter into employment with the Company.

Options granted under our 2018 Plan expire no later than 10 years from the date of grant. Options may be granted with different vesting terms from time to time. As of December 31, 2020, a total of 40,914,675 shares of common stock were authorized for issuance under the 2018 Plan. Options granted under our Inducement Plan expire no later than 10 years from the date of grant and may be granted with different vesting terms from time to time. As of December 31, 2020, a total of 1,283,333 shares of common stock were authorized for issuance under the Inducement Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. We have segregated option awards into the following three homogenous groups for the purposes of determining fair values of options: officers and directors, all other employees, and consultants. We account for forfeitures as they occur.

We determined weighted-average valuation assumptions separately for each of these groups as follows:

●	Volatility—We estimated volatility using the historical share price performance over the expected life of the option up to the point where we have historical market data. We also considered other factors, such as implied volatility, our current clinical trials and other company activities that may affect the volatility of our stock in the future. We determined that at this time historical volatility is more indicative of our expected future stock performance than implied volatility.
●	Expected term—For options granted to consultants, we use the contractual term of the option, which is generally 10 years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods. We analyzed various historical data to determine the applicable expected term for each of the other option groups. This data included: (1) for exercised options, the term of the options from option grant date to exercise date; (2) for cancelled options, the term of the options from option grant date to cancellation date, excluding non-vested option forfeitures; and (3) for options that remained outstanding at the balance sheet date, the term of the options from option grant date to the end of the reporting period and the estimated remaining term of the options. The consideration and calculation of the above data gave us reasonable estimates of the expected term for each employee group. We also considered the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we considered the optionee type (i.e., officers and directors or all other employees) and other factors that may affect the expected term of the option.
●	Risk-free interest rate—The risk-free interest rate is based on U.S. Treasury constant maturity rates with similar terms to the expected term of the options for each option group.
●	Dividend yield—The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the future.

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
	2020	2019	2018
Risk-free interest rate	1.2%	2.4%	2.7%
Expected term (in years)	6.5	6.5	6.7
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	66.1%	65.5%	65.1%

The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant. At December 31, 2020, options to purchase 14,218,190 shares of common stock were available for grant and 27,260,463 reserved shares of common stock were available for future issuance under our stock option plans.

Stock-Based Compensation Award Activity

Option activity under our equity incentive plans was as follow:

				Weighted-
				Average
				Remaining
	Shares Available	Number of Shares	Weighted-Average	Contractual Term	Aggregate
	For Grant	Underlying Options	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2020	16,615,971	22,670,704	$3.51
Authorized for grant	2,953,519	—
Granted	(8,462,090)	8,462,090	$2.32
Exercised	—	(761,541)	$2.26
Cancelled	3,110,790	(3,110,790)	$4.56
Outstanding at December 31, 2020	14,218,190	27,260,463	$3.05	6.46	$23,679,303
Vested and expected to vest at December 31, 2020		26,159,213	$3.12
Exercisable at December 31, 2020		17,802,873	$3.42	5.25	$12,628,388

We granted options to purchase 8,462,090, 7,457,575 and 4,594,225 shares of common stock during the years ended December 31, 2020, 2019 and 2018, respectively. The weighted-average grant date fair values of options granted during 2020, 2019 and 2018 were $1.42, $1.27 and $2.66, respectively. As of December 31, 2020, we had 1,101,250 shares of outstanding performance-based stock option wherein the achievement of the corresponding corporate-based milestones were not considered as probable. Accordingly, none of the stock-based compensation expense of $1.7 million has been recognized as expense as of December 31, 2020.

As of December 31, 2020, there was approximately $11.0 million of unrecognized stock-based compensation cost related to time-based stock options and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable. Additionally, approximately $615,000 of total unamortized stock-based compensation cost related to our Purchase Plan. The unamortized compensation costs related to our stock option plans and our Purchase Plan are expected to be recognized over a weighted- average period of approximately 2.2 years and 1.1 years, respectively. For the years ended December 31, 2020 and 2019, there were 4,386,910 and 4,442,936 shares vested, respectively, with weighted-average exercise price of $2.41 and $3.26, respectively.

The aggregate intrinsic value of the stock options in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2020. At December 31, 2020 and 2019, we had 9,457,590 and 6,865,971, respectively, of non-vested stock options, with approximately $11.1 million and $614,000 intrinsic value at December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, aggregate intrinsic values of options exercised under our stock option plans were approximately $459,000 and $12,000, respectively, determined as of the date of the stock option exercise.

Details of our stock options by exercise price are as follows as of December 31, 2020:

	Options Outstanding			Options Exercisable
	Number of	Weighted-Average
	Outstanding	Remaining	Weighted-Average	Number of	Weighted-Average
Exercise Price	Options	Contractual Life (in years)	Exercise Price	Options	Exercise Price
$1.68 - $1.96	1,413,800	8.94	$1.81	337,554	$1.82
$2.00 - $2.00	3,976,626	7.57	2.00	2,374,499	2.00
$2.02 - $2.25	4,301,158	5.90	2.14	3,681,576	2.12
$2.27 - $2.42	6,261,304	8.63	2.38	1,617,712	2.37
$2.52 - $3.49	3,831,521	6.12	2.86	2,760,475	2.92
$3.54 - $4.49	5,130,353	5.41	4.07	4,685,356	4.05
$4.53 - $8.85	2,345,701	1.18	7.14	2,345,701	7.14
$1.68 - $8.85	27,260,463	6.46	3.05	17,802,873	3.42

Employee Stock Purchase Plan

Our Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of our initial public offering. We issued 567,391, 747,691 and 783,984 shares of common stock during 2020, 2019 and 2018, respectively, pursuant to the Purchase Plan at an average price of $1.54, $1.92 and $1.92, respectively. For the year ended December 31, 2020, 2019 and 2018, the weighted average fair value of awards granted under our Purchase Plan was $0.87, $1.07 and $1.27, respectively. As of December 31, 2020, we had 16,502 reserved shares of common stock available for future issuance under the Purchase Plan.

The fair value of awards granted under our Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, which uses weighted- average assumptions. Our Purchase Plan provides for a 24- month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period. We had a “reset” on January 2, 2020 because the fair market value of our stock on December 31, 2019 was lower than the fair market value of our stock on January 1, 2019, the first day of the offering period. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this Purchase Plan “reset” was approximately $753,000 and will be recognized as expense from the period from January 1, 2020 to December 31, 2021. We also had another “reset” on July 1, 2020 because the fair market value of our stock on June 30, 2020 was lower than the fair market value of our stock on January 1, 2020, the first day of the offering period. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this Purchase Plan “reset” was approximately $535,000 and is being amortized to expenses from July 1, 2020 to June 30, 2022.

The following table summarizes the weighted-average assumptions related to our Purchase Plan for the years ended December 31, 2020, 2019 and 2018. Expected volatilities for our Purchase Plan are based on the two-year historical volatility of our stock. Expected term represents the weighted- average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on U.S. Treasury constant maturity rates.

	Year Ended
	December 31,
	2020	2019	2018
Risk-free interest rate	1.0%	2.7%	2.4%
Expected term (in years)	1.6	1.5	1.3
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.3%	62.6%	66.2%

7. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2020	2019
Cash	$1,988	$3,371
Money market funds	19,487	7,457
U.S. treasury bills	10,034	12,539
Government-sponsored enterprise securities	4,920	19,017
Corporate bonds and commercial paper	20,898	55,694
	$57,327	$98,078
Reported as:
Cash and cash equivalents	$30,373	$22,521
Short-term investments	26,954	75,557
	$57,327	$98,078

Cash equivalents and short-term investments included the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$10,036	$—	$(2)	$10,034
Government-sponsored enterprise securities	4,920	—	—	4,920
Corporate bonds and commercial paper	20,900	—	(2)	20,898
Total	$35,856	$—	$(4)	$35,852

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$12,532	$8	$(1)	$12,539
Government-sponsored enterprise securities	19,010	8	(1)	19,017
Corporate bonds and commercial paper	55,685	14	(5)	55,694
Total	$87,227	$30	$(7)	$87,250

As of December 31, 2020, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 78 days. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of December 31, 2020 through their respective maturity dates. At December 31, 2020, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of December 31, 2020, a total of 16 individual securities had been in an unrealized loss position for 12 months or less and the losses were deemed to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at December 31, 2020.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2020	Fair Value	Unrealized Losses
U. S. treasury bills	$9,034	$(2)
Corporate bonds and commercial paper	14,652	(2)
Total	$23,686	$(4)

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$19,487	$—	$—	$19,487
U.S. treasury bills	—	10,034	—	10,034
Government-sponsored enterprise securities	—	4,920	—	4,920
Corporate bonds and commercial paper	—	20,898	—	20,898
Total	$19,487	$35,852	$—	$55,339

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$7,457	$—	$—	$7,457
U.S. treasury bills	—	12,539	—	12,539
Government-sponsored enterprise securities	—	19,017	—	19,017
Corporate bonds and commercial paper	—	55,694	—	55,694
Total	$7,457	$87,250	$—	$94,707

9. OTHER BALANCE SHEET

Property and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$11,957	$11,627
Computer and software	1,783	1,622
Furniture and equipment	1,793	1,391
Fixed assets in progress	819	564
Total property and equipment	16,352	15,204
Less accumulated depreciation and amortization	(13,676)	(13,045)
Property and equipment, net	$2,676	$2,159

During 2020 and 2019, we disposed fixed assets of approximately $86,000 and $496,000, respectively.

Total depreciation and amortization expense were $706,000, $683,000 and $594,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Other accrued liabilities consists of the following (in thousands):

	December 31,
	2020	2019
Revenue reserves	$4,576	$3,094
Accrued expenses	3,661	2,836
Refund liability	1,488	238
Accrued professional fees	1,017	473
Accrued interest payable	272	80
Total	$11,014	$6,721

Revenue reserves include government-mandated or privately-negotiated rebates, chargebacks and discounts on our gross product sales. Accrued professional fees include legal and patent costs and accounting fees.

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $9.6 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

We recorded rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease. We adopted Topic 842 on January 1, 2019 using a modified retrospective approach and elected the transition method and the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. We also elected to combine lease and non-lease components, such as common area maintenance charges, as a single lease, and elected to use the short-term lease exception permitted by the standard.

As a result of the adoption of Topic 842 on January 1, 2019, we recognized $32.8 million in operating right-of-use asset and $33.2 million in lease liability, and derecognized $399,000 of deferred rent in the balance sheet at adoption date. These were calculated using the present value of our remaining lease payments using an estimated incremental borrowing rate of 9%, which represented the weighted average discount rate for our lease. There was no cumulative-effect adjustment on our accumulated deficit as of January 1, 2019. As of December 31, 2020, we had operating lease right-of-use asset of $17.9 million and lease liability of $19.3 million in the balance sheet. The weighted average remaining term of our lease as of December 31, 2020 was 2.08 years.

For the years ended December 31, 2020 and 2019, the components of our operating lease expense was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Fixed operating lease expense	$5,360	$5,248
Variable operating lease expense	926	745
Total operating lease expense	$6,286	$5,993

Supplemental information related to the Company’s operating lease for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash payments included in the measurement of operating lease liabilities	$9,694	$9,321

For the years ended December 31, 2020 and 2019, we have the following operating sublease information (in thousands):

	Year Ended December 31,
	2020	2019
Fixed sublease expense	$4,381	$4,381
Variable sublease expense	962	829
Sublease income	(5,343)	(5,210)
Net	$—	$—

At December 31, 2020, future minimum lease payments and obligations under our noncancelable operating lease, net of expected sublease receipts, were as follows (in thousands):

	Operating	Sublease
For years ending December 31,	Lease	Receipts	Net
2021	$10,082	$(4,534)	$5,548
2022	10,485	(4,716)	5,769
2023	877	(394)	483
Total minimum payments required	$21,444	$(9,644)	$11,800

Rent expense under our operating lease amounted to approximately $6.3 million, $6.0 million and $6.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2020 and 2019, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

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

Open Market Sales Agreement

In August 2020, we entered into an Open Market Sale Agreement (Sales Agreement) with Jefferies LLC (Jefferies), as our sole sales agent, pursuant to which we may sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $65.0 million. As of December 31, 2020, we have not yet sold any shares under the Sales Agreement.

12. INCOME TAXES

For the years ended December 31, 2020, 2019 and 2018, our loss before income taxes was from domestic operations and we did not record provision for income taxes other than minimum state taxes due to our net loss.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$240,767	$240,157
Orphan drug and research and development credits	64,252	59,603
Deferred compensation	7,760	8,817
Lease liabilities	4,399	6,989
Capitalized Inventory	34	—
Capitalized research and development expenses	—	2,282
Other, net	3,170	529
Deferred tax liabilities
Operating lease right-of-use asset	(4,084)	(6,719)
Others	(537)	—
Total net deferred tax assets	315,761	311,658
Less: valuation allowance	(315,761)	(311,658)
Deferred tax assets, net of allowance	$—	$—

The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory tax rate	(21.0)%	(21.0)%	(21.0)%
State, Net of Federal Benefit	0.1%	0.1%	—%
Valuation allowance	24.4%	21.7%	16.3%
Stock compensation	4.7%	2.8%	8.2%
Orphan drug and research and development credits	(12.7)%	(5.1)%	(3.7)%
Other, net	4.6%	1.5%	0.2%
Effective tax rate	0.1%	0.0%	0.0%

In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating loss carryovers and tax credits to offset future taxable income. Our existing net operating loss carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our net operating loss carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2020. We did not experience any significant changes in ownership in 2020, 2019, and 2018. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

As of December 31, 2020, we had net operating loss carryforwards for federal income tax purposes of approximately $1.0 billion. Of the federal net operating loss carryforward, $891.8 million, which expire beginning in the year 2021 and the remaining net operating loss carryforwards can be carried forward indefinitely, subject to annual limitation of 80% of taxable income. We also had state net operating loss carryforwards of approximately $385.9 million, which expire beginning in the year 2028.

We have general business credits of approximately $48.0 million, which will expire beginning in 2023, if not utilized, and is comprised of research and development credits and orphan drug credits. We also have state research and development tax credits of approximately $30.7 million, which have no expiration date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $4.1 million and $21.6 million for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019
Balance at the beginning of the year	$8,358	$7,849
Increase related to current year tax positions	543	509
Balance at the end of the year	$8,901	$8,358

During the years ended December 2020 and December 31, 2019, the amount of unrecognized tax benefits increased $543,000 and $509,000, respectively, due to additional research and development and orphan drug credits generated during those years. As of December 31, 2020 and 2019, the total amount of unrecognized tax benefit was $8.0 million and $7.2 million, respectively. The reversal of the uncertain tax benefits would not affect the Company’s effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets.

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

The outstanding principal balance of the loan bears interest at an annual rate of one-month LIBOR plus 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears. Commencing on October 1, 2019, the Credit Agreement provides that we initially will make interest-only payments for 24 months followed by 36 months of amortization payments. The interest-only period will be extended to 36 months and again to 48 months upon the satisfaction of certain conditions set forth in the Credit Agreement. All unpaid principal and accrued interest is due and payable no later than September 1, 2024. A final payment fee of 2.5% of principal is due on the final payment of the term loan.

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

The following table presents the future minimum payments we expect to make on our outstanding loan as of December 31, 2020 (in thousands):

Year Ending December 31,
2021	$1,667
2022	6,667
2023	6,667
2024	4,999
Principal amount (Tranches 1 and 2)	$20,000

We paid certain costs and fees totaling $236,000 which were recorded as a direct deduction from the term loan on the balance sheet and are being amortized ratably as interest expense over the term of the loan, using the effective interest method. As of December 31, 2020, the unamortized issuance costs and debt discounts amounted to $185,000.

Interest expense, including amortization of the debt discount, related to the Credit Agreement were $1.4 million and $237,000 during the years ended December 31, 2020 and 2019, respectively. Accrued interest was $272,000 as of December 31, 2020. As of December 31, 2020, the outstanding balance of the loan was $19.8 million, net unamortized debt discount.

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum net revenues and $10.0 million of cash upon the draw of tranche three or tranche four. As of December 31, 2020, we were not in violation of any covenants.

14. SELECTED QUARTERLY FINANCIAL DATA

	Year Ended December 31, 2020				Year Ended December 31, 2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(unaudited, in thousands, except per share amounts)
Revenue	$55,761	$16,021	$18,389	$18,450	$12,624	$10,407	$20,857	$15,400
Gross profit*	$12,525	$14,695	$16,149	$17,432	$7,947	$9,862	$11,406	$13,651
Net income (loss)	$21,243	$(17,576)	$(14,174)	$(19,237)	$(17,598)	$(20,606)	$(11,490)	$(17,200)
Net income (loss) per share, basic and diluted:	$0.13	$(0.10)	$(0.08)	$(0.11)	$(0.11)	$(0.12)	$(0.07)	$(0.10)
Weighted average shares used in computing net income (loss) per share:
Basic	168,469	168,570	168,932	169,039	167,173	167,191	167,609	167,619
Diluted	168,568	168,570	168,932	169,039	167,173	167,191	167,609	168,525

*Gross profit is computed as Net product sales less Cost of product sales. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of sales during the periods disclosed above.

15. SUBSEQUENT EVENTS

U.S. Department of Defense’s JPEO-CBRND

In January 2021, we were awarded $16.5 million by the U.S. Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients.

Global Exclusive License Agreement with Eli Lilly and Company

In February 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly to co-develop and commercialize R552, a receptor-interacting serine/threonine-protein kinase 1 (RIP1) inhibitor, for the treatment of non-central nervous system (non-CNS) diseases. In addition, the collaboration is aimed at developing additional RIP1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the license agreement, we granted to Lilly exclusive rights to develop and commercialize R552 and related RIP1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

The parties are jointly responsible for performing development activities for R552 and other non-CNS disease development candidates. We are responsible for 20% of development costs for R552 in the U.S., Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt-out of co-funding the R552 development activities in the U.S., Europe and Japan at two different specified times. If we exercise our first opt-out right, we will continue to fund our share of the R552 development activities in the U.S., Europe, and Japan up to a maximum funding commitment of $65.0 million. If we do not exercise either of the opt-out rights, we will receive royalty payments on net sales of non-CNS disease products at higher percentage rates and have the right to co-commercialize R552 in the U.S., with Lilly, on terms to be agreed by the parties.

We are responsible for performing and funding initial discovery and identification of CNS disease development candidates, which is nearly completed, and future funding is expected to be minimal. Following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates.

Under the terms of the license agreement, we will receive an upfront cash payment of $125.0 million, with the potential for an additional $330.0 million in milestone payments upon the achievement of specified development and regulatory milestones by non-CNS disease products and $255.0 million in milestone payments upon the achievement of specified development and regulatory milestones by CNS disease products. We are also eligible to receive up to $100.0 million in sales milestone payments on a product-by-product basis for non-CNS disease products and up to $150.0 million in sales milestone payments on a product-by-product basis for CNS disease products. In addition, depending on the extent of our co-funding of R552 development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

This transaction is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.

License Agreement

In February 2021, we entered into a non-exclusive license agreement with an unrelated third party whereby we granted such unrelated third party rights to certain patents. In considerations for the license rights granted, we will receive a one-time fee of $4.0 million.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rigel Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated March 2, 2021 expressed an unqualified opinion thereon.

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
March 2, 2021

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions “Election of Directors” and “Management—Executive Officers” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

In 2003, we adopted a code of ethics, the Rigel Pharmaceuticals, Inc. Code of Conduct, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is on our website at https://ir.rigel.com/corporate-governance/governance-documents. If we make any amendments to the code or grant any waiver from a provision of the code applicable to any executive officer or director, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by disclosing the nature of the amendment or waiver on our website at the address and the location specified above.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020. Such information, if any, is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

Information regarding our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889), dated May 16, 2018, and incorporated herein by reference).

4.1

Description of Capital Stock (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2019 (No. 000-29889) filed on February 27, 2020 and incorporated herein by reference).

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

10.3*

Amendment to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 (No. 000-29889) and incorporated herein by reference).

10.4

Amendment No. Two to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.5

Amendment No. Three to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (No. 000-29889) and incorporated herein by reference).

10.6

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

10.8+˄

Offer Letter from Rigel Pharmaceuticals, Inc. to Wolfgang Dummer, dated October 3, 2019 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2019 (No. 000-29889) filed on February 27, 2020 and incorporated herein by reference).

10.9+	Form of Indemnity Agreement (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (No. 000-29889), as amended, and incorporated herein by reference).

10.10+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S-8 (No. 333-189523) filed on June 21, 2013 and incorporated herein by reference).

10.11+

2000 Non-Employee Directors’ Stock Option Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (No. 000-29889) filed on August 21, 2017 and incorporated herein by reference).

10.12+

Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.13+	2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.14*

License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (No. 000-29889) and incorporated herein by reference).

10.15+

2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (No. 000-29889) filed on August 21, 2017 and incorporated herein by reference).

10.16+

Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (No. 000-29889) and incorporated herein by reference).

10.17+*

Rigel Pharmaceuticals, Inc. Inducement Plan, as amended (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 000-29889) filed on March 6, 2018, and incorporated herein by reference).

10.18+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Rigel Inducement Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on October 11, 2016, and incorporated herein by reference).

10.19

Amendment No. Five to Build-to-Suit Lease between Rigel Pharmaceuticals, Inc. and HCP BTC, LLC, dated July 24, 2017 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 000-29889) filed on March 6, 2018, and incorporated herein by reference).

10.20+	Executive Severance Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (No. 000-29889) filed on May 1, 2018 and incorporated herein by reference).
10.21+	Executive Severance Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (No. 000-29889) filed on May 5, 2020 and incorporated herein by reference).

10.22

2018 Equity Incentive Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (No. 000-29889) filed on August 6, 2019 and incorporated herein by reference).

10.23+*

Offer Letter from Rigel Pharmaceuticals, Inc. to Dean Schorno, dated May 22, 2018 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (No. 000-29889) filed on August 8, 2018 and incorporated herein by reference).

10.24

Collaboration and License Agreements with Kissei Pharmaceutical Co., Ltd. (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018 (No. 000-29889) filed on February 28, 2019 and incorporated herein by reference).

10.25

Supply Agreements with Kissei Pharmaceutical Co., Ltd. (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018 (No. 000-29889) filed on February 28, 2019 and incorporated herein by reference).

10.26

Credit and Security Agreement with MidCap Financial Trust (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (No. 000-29889) filed on November 5, 2019 and incorporated herein by reference).

10.270

Exclusive Commercialization License Agreement with Grifols Worldwide Operations Limited (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (No. 000-29889) filed on May 7, 2019 and incorporated herein by reference).

10.28+	2020 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on November 22, 2019, and incorporated herein by reference).

10.29+	2021 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K (No. 000-29889) filed on February 3, 2021, and incorporated herein by reference).
10.30+˄

Offer Letter from Rigel Pharmaceuticals, Inc. to David Santos, dated July 13, 2020 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (No. 000-29889) filed on November 5, 2020, and incorporated herein by reference).

23.1#	Consent of Independent Registered Public Accounting Firm.

24.1#	Power of Attorney (included on signature page).

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan.
*

Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission.

˄	Certain portions of this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
#	Filed herewith.

•

The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 2, 2021.

Rigel Pharmaceuticals, Inc.

By:	/s/ Raul R. Rodriguez
Raul R. Rodriguez Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dean L. Schorno
Dean L. Schorno Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raul R. Rodriguez and Dean L. Schorno, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Raul R. Rodriguez	Chief Executive Officer and Director	March 2, 2021
Raul R. Rodriguez	(Principal Executive Officer)

/s/ Dean L. Schorno	Chief Financial Officer	March 2, 2021
Dean L. Schorno	(Principal Financial Officer)

/s/ Gary A. Lyons	Chairman of the Board	March 2, 2021
Gary A. Lyons

/s/ Bradford S. Goodwin	Director	March 2, 2021
Bradford S. Goodwin

/s/ Keith A. Katkin	Director	March 2, 2021
Keith A. Katkin

/s/ Walter H. Moos	Director	March 2, 2021
Walter H. Moos

/s/ Jane Wasman	Director	March 2, 2021
Jane Wasman

/s/ Brian L. Kotzin	Director	March 2, 2021
Brian L. Kotzin

/s/ Gregg Lapointe	Director	March 2, 2021
Gregg Lapointe