Form 10-Q
period 2021-03-31
RIGEL PHARMACEUTICALS INC
filed 2021-05-05
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of April 30, 2021, there were 170,164,333 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2021	2020(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,047	$30,373
Short-term investments	19,298	26,954
Accounts receivable, net	142,195	15,973
Inventories	6,947	1,638
Prepaid and other current assets	8,271	14,045
Total current assets	196,758	88,983
Property and equipment, net	2,498	2,676
Operating lease right-of-use asset	15,919	17,895
Other assets	818	824
	$215,993	$110,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,095	$3,707
Accrued compensation	6,595	9,592
Accrued research and development	5,368	4,889
Other accrued liabilities	11,075	11,014
Lease liabilities, current portion	8,917	8,621
Deferred revenue, current portion	9,500	3,018
Other long-term liabilities, current portion	5,472	—
Total current liabilities	52,022	40,841

Long-term portion of lease liabilities	8,296	10,651
Loans payable, net of discount	19,844	19,815
Other long-term liabilities	57,533	5,045

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	170	169
Additional paid-in capital	1,344,601	1,339,833
Accumulated other comprehensive loss	(1)	(4)
Accumulated deficit	(1,266,472)	(1,305,972)
Total stockholders’ equity	78,298	34,026
	$215,993	$110,378
(1)	The balance sheet as of December 31, 2020 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021.

See Accompanying Notes to Condensed Financial Statements.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product sales, net	$12,376	$12,680
Contract revenues from collaborations	65,642	43,081
Government contract	3,000	—
Total revenues	81,018	55,761

Costs and expenses:
Cost of product sales	316	155
Research and development	16,826	16,149
Selling, general and administrative	22,121	18,430
Total costs and expenses	39,263	34,734

Income from operations	41,755	21,027
Interest income	1	358
Interest expense	(485)	(142)
Income before income taxes	41,271	21,243
Provision for income taxes	1,771	—
Net income	$39,500	$21,243

Net income per share
Basic	$0.23	$0.13
Diluted	$0.22	$0.13

Weighted average shares used in computing net income per share
Basic	169,800	168,469
Diluted	176,069	168,568

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$39,500	$21,243
Other comprehensive income:
Net unrealized gain on short-term investments	3	55
Comprehensive income	$39,503	$21,298

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2021	169,316,782	$169	$1,339,833	$(4)	$(1,305,972)	$34,026
Net income	—	—	—	—	39,500	39,500
Net unrealized gain on short-term investments	—	—	—	3	—	3
Issuance of common stock upon exercise of options	813,854	1	2,096	—	—	2,097
Stock compensation expense	—	—	2,672	—	—	2,672
Balance at March 31, 2021	170,130,636	$170	$1,344,601	$(1)	$(1,266,472)	$78,298

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2020	167,987,850	$168	$1,329,852	$23	$(1,276,228)	$53,815
Net income	—	—	—	—	21,243	21,243
Net unrealized gain on short-term investments	—	—	—	55	—	55
Issuance of common stock upon exercise of options	581,675	1	1,335	—	—	1,336
Stock compensation expense	—	—	2,050	—	—	2,050
Balance at March 31, 2020	168,569,525	$169	$1,333,237	$78	$(1,254,985)	$78,499

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$39,500	$21,243
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	2,639	2,024
Depreciation and amortization	239	171
Non-cash interest expense	60	—
Net amortization and accretion of discount on short-term investments and term loan	85	(138)
Changes in assets and liabilities:
Accounts receivable, net	(126,222)	451
Inventories	(5,272)	(242)
Prepaid and other current assets	5,774	338
Other assets	6	35
Right-of-use assets	1,976	1,934
Accounts payable	1,394	(1,945)
Accrued compensation	(2,997)	(3,312)
Accrued research and development	479	735
Other accrued liabilities	61	209
Lease liability	(2,059)	(1,417)
Deferred revenue	6,482	(23,081)
Other current and long-term liabilities	57,900	(98)
Net cash used in operating activities	(19,955)	(3,093)
Investing activities
Purchases of short-term investments	(4,297)	(13,352)
Maturities of short-term investments	11,900	38,420
Capital expenditures	(71)	(607)
Net cash provided by investing activities	7,532	24,461
Financing activities
Net proceeds from issuances of common stock upon exercise of options	2,097	1,336
Net cash provided by financing activities	2,097	1,336
Net (decrease) increase in cash and cash equivalents	(10,326)	22,704
Cash and cash equivalents at beginning of period	30,373	22,521
Cash and cash equivalents at end of period	$20,047	$45,225
Supplemental disclosure of cash flow information
Interest paid	$358	$203

See Accompanying Notes to Condensed Financial Statements

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.	Nature of Operations

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with hematologic disorders, cancer and rare immune diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first product approved by the United States Food and Drug Administration (FDA) is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only approved oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe (TAVLESSE) and Canada (TAVALISSE) for the treatment of chronic immune thrombocytopenia in adult patients.

Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (wAIHA); a Phase 3 clinical trial for the treatment of hospitalized patients with COVID-19, a National Institutes of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI)-sponsored Phase 2 trial for the treatment of hospitalized patients with COVID-19, in collaboration with Inova Health System; and a Phase 2 trial for the treatment of COVID-19 being conducted by Imperial College London.

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

Our accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because certain disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

3.	Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing variety of exceptions within the framework of ASC 740. There were nine amendments in the ASU, such as the elimination of the incremental approach to intraperiod tax allocation, recognition of deferred tax liability for outside basis differences, changes to the accounting of hybrid tax regimes, amendments to the accounting of tax basis step-up in goodwill, clarification on separate financial statements of legal entities not subject to tax,  guidance on the accounting for ownership changes in investments, and guidance on interim-period accounting for tax law changes and year-to-date loss limitations. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. We adopted this new guidance effective in the first quarter of 2021 with no material impact on our financial statements and disclosures.

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

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. As of March 31, 2021 and December 31, 2020, our physical inventory included active pharmaceutical product for which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at each balance sheet date.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts and any allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of our customers and individual customer circumstances. As of March 31, 2021 and December 31, 2020, customer allowance for prompt payment discounts were $105,000 and $171,000, respectively. To date, we have determined that an allowance for doubtful accounts is not required.

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

For arrangements that require us to share in the development costs but to which we do not participate in the co-development work, the portion of the upfront fee attributed to our share in the future development costs is excluded from the transaction price. If such share in the development costs is payable beyond 12 months from the delivery of the corresponding license, a significant financing component is deemed to exist. If a significant financing component is identified, we adjust the transaction price by reducing the upfront fee by the net present value of our share in future development costs over the expected commitment period. Such discounted amount will be reported as a liability in the balance sheet, with a corresponding interest expense being accreted based on a discount rate applied over the expected commitment period.

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

Government Contract

As described in Note 8 below, in January 2021, we were awarded up to $16.5 million by the U.S. Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (referred here as U.S. Department of Defense) to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. We determined that the government award should be accounted for under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, which is outside the scope of Topic 606, as the U.S. Department of Defense is not receiving reciprocal value for their contributions. Revenue is recognized when there is reasonable assurance that the conditions of the grant will be met, and the grant will be received. For the U.S. Department of Defense’s contract, this occurs when either each milestone has been accepted by Department of Defense or management has concluded that the conditions of the grant have been substantially met.

Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord through January 2023. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space through January 2023.

All of our leases outstanding as March 31, 2021 continued to be classified as operating leases. We recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As our lease does not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset includes any lease payments made prior to commencement. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

4.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include stock options, restricted stock units and shares issuable under our stock award plans. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
EPS Numerator:
Net income	$39,500	$21,243
EPS Denominator—Basic:
Weighted-average common shares outstanding	169,800	168,469
EPS Denominator—Diluted:
Weighted-average common shares outstanding	169,800	168,469
Dilutive effect of stock options, restricted stock units and shares under ESPP	6,269	99
Weighted-average shares outstanding and common stock equivalents	176,069	168,568

Net income per common share, basic and diluted
Basic	$0.23	$0.13
Diluted	$0.22	$0.13

The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive are as follows: (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Outstanding stock options	8,183	23,206
Restricted stock units	2	—
Total	8,185	23,206

5.	Stock Award Plans

On May 16, 2018, our stockholders approved the adoption of the Company’s 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan is the successor plan to the 2011 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Employee Directors' Stock Option Plan.

We have two equity plans, our 2018 Plan and the Inducement Plan (collectively, the Equity Incentive Plans), that provide for granting of stock awards to our officers, directors and all other employees and consultants. To date, we granted stock options and restricted stock units under our equity incentive plans. We also have our Employee Stock Purchase Plan (Purchase Plan), wherein eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. The fair value of the restricted stock unit grant is based on the market price of our common stock on the date of grant. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. We account for forfeitures as they occur.

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

Total stock-based compensation related to all of our share-based payments that we recognized for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Selling, general and administrative	$2,053	$1,330
Research and development	586	694
Total stock-based compensation expense	$2,639	$2,024

During the three months ended March 31, 2021, we granted options to purchase 5,339,981 shares of common stock with a grant-date weighted-average fair value of $2.32 per share, and 813,854 options to purchase shares were exercised. As of March 31, 2021, total stock options outstanding was 30,902,155 shares, of which, 2,018,125 shares outstanding are performance-based stock options wherein the achievement of the corresponding corporate-based milestones was not considered as probable. Accordingly, the related grant date fair value for these performance-based stock options of $4.2 million has not been recognized as stock-based compensation expense as of March 31, 2021. The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	1.0%	1.3%
Expected term (in years)	6.5	6.5
Dividend yield	0.0%	0.0%
Expected volatility	70.6%	65.4%

During the three months ended March 31, 2021, we granted 52,000 restricted stock units with grant-date weighted-average fair value of $3.77 per share, and vests over 2 years.

As of March 31, 2021, there were approximately $18.2 million of unrecognized stock-based compensation cost which is expected to be recognized over the remaining weighted-average period of 2.37 years, related to time-based stock options, RSUs and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable.

As of March 31, 2021, there were 9,702,519 shares of common stock available for future grant under our equity incentive plans. In January 2021, our Compensation Committee approved the 825,000 shares increase in available number of shares for future grant under our 2018 Plan, contingent and effective upon approval by our stockholders at the annual meeting in May 2021.

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

We had a “reset” in January 2020 because the fair market value of our stock on December 31, 2019 was lower than the fair market value of our stock on January 1, 2019, the first day of the offering period. Following the “reset” in January 2020, January 1, 2020 was the new first day of the two-year offering period of our ESPP program. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this “reset” was approximately $753,000 and is being recognized as expense from January 1, 2020 to December 31, 2021. In July 2020, we had another “reset” because the fair market value of our stock on June 30, 2020 was lower than the fair market value of our stock on January 1, 2020. Following the “reset” in July 2020, July 1, 2020 is the new start date of our two-year offering period of our ESPP program. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this “reset” was approximately $535,000 and is being amortized to expenses from July 1, 2020 to June 30, 2022.

As of March 31, 2021, there were no shares reserved for future issuance under the Purchase Plan. In January 2021, our Compensation Committee approved the 5,500,000 shares increase in the maximum number of shares authorized for issuance under the Purchase Plan, contingent and effective upon approval by our stockholders at the annual meeting in May 2021. As of March 31, 2021, unrecognized stock-based compensation cost related to our Purchase Plan amounted to $455,000, which is expected to be recognized over the remaining weighted average period of 0.74 years.

7.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Product sales:
Gross product sales	$16,109	$15,371
Discounts and allowances	(3,733)	(2,691)
Total product sales, net	12,376	12,680
Revenues from collaborations:
License revenues	64,618	39,858
Research and development services and others	1,024	3,223
Total revenues from collaborations	65,642	43,081
Government contract	3,000	—
Total revenues	$81,018	$55,761

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	March 31,
	2021	2020
Lilly	78%	—
Grifols	*	77%
ASD Healthcare and Oncology Supply	*	12%

Our first and only FDA approved product, TAVALISSE®, was approved by the U.S. FDA in April 2018. We commenced commercial sale of TAVALISSE in the U.S. in May 2018. Fostamatinib is marketed in Europe under the brand name TAVLESSE™ (fostamatinib). Grifols launched TAVLESSE in the UK and Germany in July 2020, and thereafter expects a phased roll-out-out over the next 18 months across Europe. In December 2020, the Scottish Medicines Consortium accepted TAVLESSE for use in NHS in Scotland.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2021 and 2020 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2021	$2,461	$2,115	$1,489	$6,065
Provision related to current period sales	1,952	1,146	201	3,299
Credit or payments made during the period	(2,727)	(988)	(243)	(3,958)
Balance at March 31, 2021	$1,686	$2,273	$1,447	$5,406

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2020	$1,293	$1,801	$238	$3,332
Provision related to current period sales	1,487	745	—	2,232
Credit or payments made during the period	(1,324)	(627)	(58)	(2,009)
Balance at March 31, 2020	$1,456	$1,919	$180	$3,555

Of the $3.7 million discounts and allowances from gross product sales for the three months ended March 31, 2021, $3.3 million was accounted for as additions to other accrued liabilities and $434,000 as reductions in accounts receivable and prepaid and other current assets in the balance sheet. Other accrued liabilities related to the discounts and allowances had a remaining outstanding balance of $5.4 million as of March 31, 2021.

Of the $2.7 million discounts and allowances from gross product sales for the three months ended March 31, 2020, $2.2 million was accounted for as additions to other accrued liabilities and $467,000 as reductions in accounts receivable and prepaid and other current assets in the balance sheet. Other accrued liabilities related to the discounts and allowances had a remaining outstanding balance of $3.5 million as of March 31, 2020.

8.	Sponsored Research and License Agreements and Government Contract

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of March 31, 2021, we are a party to collaboration agreements with ongoing performance obligations with Eli Lilly (Lilly) to develop and commercialize R552, a receptor-interacting serine/threonine-protein kinase 1 (RIP1) inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIP1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic immune thrombocytopenic purpura (ITP) and autoimmune hemolytic anemia (AIHA), in Europe and Turkey; with Kissei Pharmaceutical Co., Ltd. (Kissei) for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea; and with Medison Pharma Trading AG and Medison Pharma Ltd. (collectively, Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Canada and Israel, respectively.

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with AZ for the development and commercialization of R256, an inhaled JAK inhibitor; with BerGenBio for the development and commercialization of AXL inhibitors in oncology; and with Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. We had a collaboration agreement with Aclaris for the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions. Our collaboration agreement with Aclaris was terminated effective April 30, 2021.

Under these agreements, which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $1.5 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, $437.5 million relates to the achievement of development events, $313.7 million relates to the achievement of regulatory events and $816.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Global Exclusive License Agreement with Eli Lilly

On February 18, 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly, which became effective on March 27, 2021, to develop and commercialize R552, a receptor-interacting serine/threonine-protein kinase 1 (RIP1) inhibitor, for the treatment of non-CNS diseases. In addition, the collaboration is aimed at developing additional RIP1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the license agreement, we granted to Lilly exclusive rights to develop and commercialize R552 and related RIP1 inhibitors in all indications worldwide. The agreement became effective in March 2021 upon clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

We are responsible for 20% of development costs for R552 in the U.S., Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt-out of co-funding the R552 development activities in the U.S., Europe and Japan at two different specified times. If we exercise our first opt-out right (no later than September 30, 2023), we will continue to fund our share of the R552 development activities in the U.S., Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024. If we decide not to exercise our opt-out rights, we will be required to share in global development costs of up to certain amounts at a specified cap, as provided for in the agreement.

We are responsible for performing and funding initial discovery and identification of CNS disease development candidates, which is expected to be completed by the end of fiscal year 2021. Following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates.

Under the terms of the license agreement, we were entitled to receive a non-refundable and non-creditable upfront cash payment amounting to $125.0 million, which we received in April 2021, and a potential for an additional $330.0 million in milestone payments upon the achievement of specified development and regulatory milestones by non-CNS disease products and $255.0 million in milestone payments upon the achievement of specified development and regulatory milestones by CNS disease products. We are also eligible to receive up to $100.0 million in sales milestone payments on a product-by-product basis for non-CNS disease products and up to $150.0 million in sales milestone payments on a product-by-product basis for CNS disease products. In addition, depending on the extent of our co-funding of R552 development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license rights over the non-CNS penetrant intellectual property (IP), and (b) granting of the license rights over the CNS penetrant IP which will be delivered to Lilly upon completion of the additional research and development efforts specified in the agreement. We concluded each of these performance obligations is distinct. We based our assessment on the assumption that Lilly can benefit from each of the licenses on its own by developing and commercializing the underlying product using its own resources.

Under the agreement, we are required to share 20% of the development costs for R552 in the U.S., Europe and Japan up to a specified cap. Given our rights to opt out from the development of R552, we believe at the minimum, we have a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million, and interest expense will be accreted on such liability over the expected commitment period using the 6.4% discount rate applied. We allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach.

We concluded that the license rights over the non-CNS penetrant IP represents functional IP that is not expected to change over time, and we have no ongoing or undelivered obligations relative to such IP that Lilly will benefit from the use of such IP on the delivery date. As such, the transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue for the three months ended March 31, 2021 upon delivery of the non-CNS penetrant IP to Lilly in March 2021. For the delivery of license rights over the CNS penetrant IP, we are obligated to perform additional research and development efforts before Lilly can accept the license. The allocated transaction price of $6.7 million will be recognized as revenue from the effective date of the agreement through the eventual acceptance by Lilly using the input method. We recognized revenue during the three months ended March 31, 2021 of $243,000, relative to the delivery of CNS penetrant IP. As of March 31, 2021, the remaining deferred revenue amounted to $6.5 million and the outstanding financing liability of $58.0 million is included within other current and long-term liabilities in the condensed balance sheet. Interest expense accreted during the three months ended March 31, 2021 was $60,000.

The remaining future variable consideration related to future milestone payments as discussed above were fully constrained because we cannot conclude that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

The remaining future variable consideration of $277.5 million related to future regulatory and commercial milestones were fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. We are recognizing revenues related the research and regulatory services throughout the term of the respective clinical programs using the input method. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of March 31, 2021 and December 31, 2020, the remaining deferred revenue was $1.6 million related to the performance of research services. We did not recognize revenues during the three months ended March 31, 2021 related to the research and development services. During the three months ended March 31, 2021, we recognized $1.0 million in revenues for the delivery of drug supplies to Grifols for its commercialization. During the three months ended March 31, 2020, we recognized $39.9 million in revenues related to the licensed rights in intellectual property and $3.2 million in revenues related to the research services performed.

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

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) supply of fostamatinib for clinical use and (c) material right associated with discounted fostamatinib that are supplied for use other than clinical or commercial. In addition, we will provide commercial product supply if the product is approved in the licensed territory. We concluded that each of these performance obligations is distinct. We based our assessment on the following: (i) our assessment that Kissei can benefit from the license on its own by developing and commercializing the underlying product using its own resources and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Moreover, we determined that the upfront fee of $33.0 million represented the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the supply of fostamatinib and the material right associated with discounted fostamatinib, we estimated the standalone selling price using the cost plus expected margin approach. Variable consideration of $147.0 million related to future development and regulatory milestones was fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related to the supply of fostamatinib and material right upon delivery of fostamatinib to Kissei. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We did not recognize any revenues during the three months ended March 31, 2021 and 2020. As of March 31, 2021, deferred revenues related to the unsatisfied performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply was $1.4 million.

Medison Commercial and License Agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada, pursuant to which we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement. Accrued interest expense related to this financing arrangement as of March 31, 2021 and December 31, 2020 was immaterial. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison.

Other license agreements

In February 2021, we entered into a non-exclusive license agreement with an unrelated third party whereby we granted such unrelated third-party rights to a certain patent. In consideration for the license rights granted, we received a one-time fee of $4.0 million. All the deliverables under the agreement had been delivered and the one-time fee was recognized as revenue during the three months ended March 31, 2021.

Government Contract

U.S. Department of Defense’s JPEO-CBRND

In January 2021, we were awarded up to $16.5 million by the U.S. Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. The amount of award we will receive from the U.S. Department of Defense is subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the U.S. Department of Defense that such events or milestones have been met. We determined that this government award should be accounted for under IAS 2, Accounting for Government Grants and Disclosure of Government Assistance, which is outside of the scope of Topic 606, as the U.S. Department of Defense is not receiving reciprocal value for their contributions. We will record grant income in the statement of operations in the same period it is probable that we will receive the award, which is when we comply with the conditions associated with the award and obtain approval from the U.S. Department of Defense that such conditions have been met. For the three months ended March 31, 2021, we recognized $3.0 million related to this grant, of which $1.0 million had been invoiced but not yet collected and is included within accounts receivable on the accompanying balance sheet as of March 31, 2021. We expect to receive the remaining award of $13.5 million throughout the period we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the U.S. Department of Defense as specified in the agreement.

9.	Inventories

As of March 31, 2021 and December 31, 2020, we have the following inventories (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$5,142	$—
Work in process	843	1,189
Finished goods	962	449
Total	$6,947	$1,638

As of December 31, 2020, we have $4.0 million in advance payments to our manufacturer of our raw materials, which was included as part of Prepaid and Other Current Assets in our condensed balance sheet. During the three months ended March 31, 2021, the production of raw materials was completed and ownership was transferred to us. Accordingly, such advance payments were reclassified to inventories and were included within raw materials account balance as of March 31, 2021.

10.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Cash	$1,112	$1,988
Money market funds	11,836	19,487
U.S. treasury bills	—	10,034
Government-sponsored enterprise securities	3,001	4,920
Corporate bonds and commercial paper	23,396	20,898
	$39,345	$57,327
Reported as:
Cash and cash equivalents	$20,047	$30,373
Short-term investments	19,298	26,954
	$39,345	$57,327

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2021	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$3,001	$—	$—	$3,001
Corporate bonds and commercial paper	23,397	—	(1)	23,396
Total	$26,398	$—	$(1)	$26,397

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$10,036	$—	$(2)	$10,034
Government-sponsored enterprise securities	4,920	—	—	4,920
Corporate bonds and commercial paper	20,900	—	(2)	20,898
Total	$35,856	$—	$(4)	$35,852

As of March 31, 2021 and December 31, 2020, our cash equivalents and short-term investments, which have contractual maturities within one year, had a weighted-average time to maturity of approximately 39 days and 78 days, respectively. We view our short-term investments portfolio as available for use in current operations. We have the ability to hold all investments as of March 31, 2021 through their respective maturity dates. As of March 31, 2021, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of March 31, 2021, a total of 18 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities as of March 31, 2021.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

March 31, 2021	Fair Value	Unrealized Losses
Corporate bonds and commercial paper	$19,147	$1

11.	Fair Value

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$11,836	$—	$—	$11,836
Government-sponsored enterprise securities	—	3,001	—	3,001
Corporate bonds and commercial paper	—	23,396	—	23,396
Total	$11,836	$26,397	$—	$38,233

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$19,487	$—	$—	$19,487
U.S. treasury bills	—	10,034	—	10,034
Government-sponsored enterprise securities	—	4,920	—	4,920
Corporate bonds and commercial paper	—	20,898	—	20,898
Total	$19,487	$35,852	$—	$55,339

12.Lease Agreements

We currently lease our research and office space under a noncancelable lease agreement with our landlord, Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), which was originally set to expire in 2018. The lease term provides for renewal option for up to two additional periods of five years each. In July 2017, we exercised our option to extend the term of our lease for another five years through January 2023 and modified the amount of monthly base rent during such renewal period.

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount, we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $8.5 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

We recorded rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.

As of March 31, 2021 and December 31, 2020, we had operating lease right-of-use asset of $15.9 million and $17.9 million, respectively, and lease liability of $17.2 million and $19.3 million, respectively, in the condensed balance sheet. The weighted average remaining term of our lease as of March 31, 2021 was 1.83 years.

As of March 31, 2021, we received from our landlord leasehold improvement incentives amounting to $563,000 related to leasehold improvements. We record these leasehold improvement incentives as a reduction to operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred.

For the three months ended March 31, 2021 and 2020, the components of our operating lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fixed operating lease expense	$1,340	$1,340
Variable operating lease expense	229	251
Total operating lease expense	$1,569	$1,591

Supplemental information related to our operating lease for the three months ended March 31, 2021 and 2020 were as follow (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash payments included in the measurement of operating lease liabilities	$2,496	$2,400

For the three months ended March 31, 2021 and 2020, we have the following operating sublease information (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fixed sublease expense	$1,095	$1,095
Variable sublease expense	241	223
Sublease income	(1,336)	(1,318)
Net	$—	$—

The following table presents the future lease payments of our operating lease liabilities as of March 31, 2021 (in thousands):

	Operating Lease	Sublease Receipts	Net
Remainder of 2021	$7,586	$(3,412)	$4,174
2022	10,485	(4,716)	5,769
2023	877	(394)	483
Total minimum payments required	$18,948	$(8,522)	$10,426

13.Debt

On September 27, 2019, we entered into a Credit and Security Agreement (Credit Agreement), dated as of September 27, 2019 (Closing Date) with MidCap Financial Trust (MidCap). The Credit Agreement provides for a $60.0 million term loan credit facility with the following tranches: (i) on the Closing Date, $10.0 million aggregate principal amount of term loans (Tranche 1), (ii) until December 31, 2020, an additional $10.0 million term loan facility at our option (Tranche 2), (iii) until March 31, 2021, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions and at our option (Tranche 3) and (iv) until March 31, 2022, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions and at our option (Tranche 3). The obligations under the Credit Agreement are secured by a perfected security interest in all of our assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Credit Agreement.

The outstanding principal balance of the loan bears interest at an annual rate of one-month LIBOR plus 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears. Commencing on October 1, 2019, the Credit Agreement provides that we initially make interest-only payments for 24 months followed by 36 months of amortization payments. The interest-only period will be extended to 36 months and again to 48 months upon the satisfaction of certain conditions set forth in the Credit Agreement. All unpaid principal and accrued interest are due and payable no later than September 1, 2024. A final payment fee of 2.5% of principal is due on the final payment of the term loan.

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

As discussed above, at Closing Date, $10.0 million was funded in an initial tranche. In March 2020, we signed a credit extension form for the second tranche amounting to $10.0 million, which we received in May 2020. In April 2021, we amended the Credit Agreement to extend the period through which Tranche 3 will be available through March 31, 2022, subject to the satisfaction of certain conditions and at our option. To date, the facility gives us the ability to access an additional $40.0 million at our option, subject to the achievement of certain customary conditions.

As of March 31, 2021 and December 31, 2020, the outstanding balance of the loan, net of unamortized debt discount was $19.8 million. Debt issuance costs are recorded as a direct deduction from the term loan on the balance sheet and are being amortized ratably as interest expense over the term of the loan, using the effective interest method. As of March 31, 2021 and December 31, 2020, the unamortized issuance costs and debt discounts amounted to $156,000 and $185,000, respectively.

The following table presents the future minimum principal payments of the outstanding loan as of March 31, 2021 under the current Credit Agreement (in thousands):

Remainder of 2021	$1,667
2022	6,667
2023	6,667
2024	4,999
Principal amount (Tranches 1 and 2)	$20,000

Our Credit Agreement provides us an option to extend the principal amortization of our outstanding loan, subject to certain conditions. Subject to us providing the evidence that we met the extension conditions and approval by MidCap, the extended amortization start date shall be the earlier of October 1, 2022 if we satisfy the first extension condition but fails to satisfy the second extension condition, or October 1, 2023 if we satisfy both first and second extension conditions.

For the three months ended March 31, 2021 and 2020, interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement was $425,000 and $241,000, respectively.

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum net revenues and $10.0 million of cash to draw Tranche 3 or Tranche 4. As of March 31, 2021, we were not in violation of any covenants.

Note 14. Income Taxes

The quarterly provision for or benefit from income taxes is based on applying the estimated annual effective tax rate to the year-to-date pre-tax income (loss), plus any discrete items. We update our estimate of our annual effective tax rate at the end of each quarterly period. The estimate considers annual forecasted income (loss) before income taxes and any significant permanent tax items.

For the three months ended March 31, 2021, we recorded provision for income tax of $1.8 million. The provision for income taxes for the three months ended March 31, 2021 was primarily related to state tax on our pre-tax book income. We estimated a state tax liability over our forecasted pre-tax income for 2021, primarily due to revenue recognized for the Lilly agreement. We do not expect to owe federal income taxes due to the sufficient net operating loss carryforwards that were generated prior to the enactment of the Tax Cuts and Jobs Act, as well as significant research and development credit carryforwards. Although we are projecting book income for 2021, we continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. For the three months ended March 31, 2020, we did not record provision for income taxes due to our pre-tax book loss.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our financial results for the three months ended March 31, 2021 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (wAIHA); a Phase 3 clinical trial for the treatment of hospitalized patients with COVID-19, a National Institutes of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI)-sponsored Phase 2 trial for the treatment of hospitalized patients with COVID-19, in collaboration with Inova Health System; and a Phase 2 trial for the treatment of COVID-19 being conducted by Imperial College London.

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

Business Update

TAVALISSE IN ITP

In the first quarter of 2021, net product sales of TAVALISSE was $12.4 million which represented a decrease of 2% compared to same period in 2020. During the quarter, we experienced lower than anticipated sales of TAVALISSE due to continuing impacts of the COVID-19 pandemic as well as the typical first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole, along with physician and patient access issues created by the COVID-19 pandemic. Incrementally, our net product sales were negatively impacted by the decrease in level of inventories remaining at our distribution channels.

Due to the evolving effects of the COVID-19 pandemic, we continue to deploy resources to enable our field-based employees to continue to engage virtually with health care providers.  These virtual engagements have enabled our field team to support existing prescribers, as well as develop new prescribers to identify appropriate patients for TAVALISSE. We also conducted market research with chronic ITP (cITP) prescribers in 2020 to understand the impact of COVID on cITP management. More than half of respondents reported that COVID had an impact on their management of cITP, and about a third of respondents anticipate a surge of patients post-COVID. This is because clinicians have found it challenging to both start a therapy, and switch to new therapies.

A post-hoc analysis from our Phase 3 clinical program in adult patients with cITP, highlighting the potential benefit of using TAVALISSE in earlier lines of therapy, was published in the British Journal of Haematology in July 2020. Inclusion in one of the leading peer-reviewed journals in the field of hematology underscores the significance of the 78% (25/32) response rate defined as at least one platelet count of at least 50,000/µL when TAVALISSE was used as a second-line therapy in our Phase 3 clinical program. Adverse events were manageable and consistent with those previously reported with fostamatinib. Our sales force is now sharing this data with physicians.

Global Strategic Partnership with Lilly

In February 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly, to develop and commercialize R552, a receptor-interacting serine/threonine-protein kinase 1 (RIP1) inhibitor, for the treatment of non-central nervous system (non-CNS) diseases. In addition, the collaboration is aimed at developing additional RIP1 inhibitors for the treatment of central nervous system (CNS) diseases. Pursuant to the terms of the license agreement, we granted to Lilly the exclusive rights to develop and commercialize R552 and related RIP1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees. The agreement became effective in March 2021 upon clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.

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

We are responsible for performing and funding initial discovery and identification of CNS disease development candidates, which is nearly completed. Following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates.

Under the terms of the license agreement, we were entitled to receive an upfront cash payment of $125.0 million, which we subsequently received in April 2021, with the potential for an additional $330.0 million in milestone payments upon the achievement of specified development and regulatory milestones by non-CNS disease products and $255.0 million in milestone payments upon the achievement of specified development and regulatory milestones by CNS disease products. We are also eligible to receive up to $100.0 million in sales milestone payments on a product-by-product basis for non-CNS disease products and up to $150.0 million in sales milestone payments on a product-by-product basis for CNS disease products. In addition, depending on the extent of our co-funding of R552 development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

Fostamatinib in Hospitalized COVID-19 patients

In April 2021, we reported positive topline results from a multi-center, Phase 2 clinical trial evaluating the safety of fostamatinib, our oral SYK inhibitor, for the treatment of hospitalized patients with COVID-19. The trial met its primary endpoint of comparable safety than standard of care, and showed broad and consistent improvement in numerous efficacy endpoints, including mortality, ordinal scale assessment, and number of days in the ICU. This trial was conducted in collaboration with the National Heart, Lung, and Blood Institute (NHLBI), part of the National Institutes of Health (NIH), and Inova Health System. The NHLBI is expected to publish a full analysis of the trial data in a peer-reviewed journal. We are discussing the results with the health authorities, including the FDA, and intend to apply for Emergency Use Authorization (EUA) for the fostamatinib as a treatment for hospitalized patients with COVID-19.

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

See also the section titled “Risk Factors” in Item 1A of this Form 10-Q for additional information on risks and uncertainties related to the ongoing COVID-19 pandemic.

Our Product Portfolio

The following table summarizes our portfolio:

Indication	Target	Pre-Clinical	Phase 1	Phase 2	Phase 3	Approved	Developing Product
Commercialized Products / Global Market status								
TAVALISSE (fostamatinib)	Adult Chronic ITP	SYK						rigel
TAVLESSE (fostamatinib) - Europe	Adult Chronic ITP	SYK						GRIFOLS
TAVALISSE (fostamatinib) - Canada	Adult Chronic ITP	SYK						MEDISON
Fostamatinib - Israel	Adult Chronic ITP	SYK						MEDISON
Fostamatinib - Japan	Adult Chronic ITP	SYK						KISSEI
Clinical Trials[1]								
TAVALISSE (fostamatinib)	Warm AIHA	SYK						rigel
Fostamatinib	COVID-19	SYK						rigel
Fostamatinib - NIH/NHLBI	COVID-19	SYK						NIH
Fostamatinib - ICL	COVID-19	SYK						Imperial College London
R835	Immune Diseases	IRAK1/4						rigel
Partnered-Sponsored Trials								
BGB3234	Oncology/COVID-19	AXL						BerGenBio
R552 (systemic)	Immune Diseases	RIPK1						Lilly
RAIN-32 (milademetan) / DS-3032	Oncology	MDM2						Daiichi-Sankyo
AZ-D0449	Chronic Asthma	JAK						AstraZeneca
Rxxx	CNS Diseases	RIPK1						Lilly

■ Other Ex-US license agreements for fostamatinib

Select Investigator-Sponsored Trials

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

Our Fostamatinib for Immune Thrombocytopenia (FIT) Phase 3 clinical program had a total of 150 ITP patients which were randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients were diagnosed with persistent or chronic ITP, and had blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects received fostamatinib orally at 100 mg twice daily bid and the other third received placebo on the same schedule. Subjects were expected to remain on treatment for up to 24 weeks. At week four of treatment, subjects who failed to meet certain platelet counts and met certain tolerability thresholds could have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program was a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2015, the FDA granted our request for Orphan Drug designation for fostamatinib for the treatment of ITP. In February 2020, Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic idiopathic thrombocytopenic purpura.

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

Commercial activities, including sales and marketing

A significant portion of our business operations was related to our commercial activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on targeting hematologists and hematologist-oncologists in the United States, who manage chronic adult ITP patients. Grifols launched TAVLESSE in the UK and Germany in July 2020, and thereafter, expects a phased roll-out over the next 18 months across Europe.

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

Fostamatinib in Global Markets

We have entered into various license agreements to commercialize fostamatinib globally. The following describes the arrangements we have in place with Grifols, Kissei and Medison. We retain the global rights to fostamatinib outside of the Grifols, Kissei and Medison territories.

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

Fostamatinib in Japan/Asia

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Kissei is a Japan-based pharmaceutical company addressing patients’ unmet medical needs through its research, development and commercialization efforts, as well as through collaborations with partners.

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

In September 2019, Kissei initiated a Phase 3 trial in Japan of fostamatinib in adult patients with chronic ITP. The efficacy and safety of orally administered fostamatinib will be assessed by comparing it with placebo in a randomized, double-blind study. Japan has the third highest prevalence of chronic ITP in the world behind the United States and Europe. In February 2020, Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP. Kissei has completed the enrollment of its Phase 3 clinical trial of fostamatinib in adult Japanese patients with chronic ITP.

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

In November 2020, Health Canada approved the New Drug Submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. Medison is anticipating a decision on a New Drug Application in the third quarter of 2021.

Clinical Stage Programs

Fostamatinib—AIHA

Disease background. Autoimmune hemolytic anemia (AIHA) is a rare, serious blood disorder where the immune system produces antibodies that result in the destruction of the body's own red blood cells. Symptoms can include fatigue, shortness of breath, rapid heartbeat, jaundice or enlarged spleen. While no medical treatments are currently approved for AIHA, physicians generally treat acute and chronic cases of the disorder with corticosteroids, other immuno-suppressants, or splenectomy. Research has shown that inhibiting SYK with fostamatinib may reduce the destruction of red blood cells. This disorder affects an estimated 45,000 Americans, for whom no approved treatment options currently exist.

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

In May 2019, we enrolled the first patient in the FORWARD study. Currently, we have enrolled 72 patients of the 90 patients targeted for enrollment. The FORWARD study has over 90 clinical trial sites established across 22 countries and a limited number of clinical trial sites have resumed screening patients after a temporary pause due to the ongoing COVID-19 pandemic. Given the uncertainty of the COVID-19 pandemic, we are experiencing slower than expected enrollment and are unable to provide an update on anticipated enrollment completion.

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

Orally-available fostamatinib program. In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. We were awarded $16.5 million from the U.S. Department of Defense's (DOD) Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) to support this Phase 3 clinical trial. This multi-center, double-blind, placebo-controlled, adaptive design study will randomly assign either fostamatinib plus SOC or matched placebo plus SOC (1:1) to approximately 308 evaluable patients. Treatment will be administered orally twice daily for 14 days with follow up to day 60. The primary endpoint of this study is the proportion of subjects who progress to severe/critical disease within 29 days. In addition, our COVID-19 program includes an investigator-sponsored trial currently being conducted by Imperial College London.

In September 2020, we announced a Phase 2 clinical trial to be sponsored by the NIH/NHLBI in order to evaluate the safety of fostamatinib for the treatment of hospitalized COVID-19 patients. This multi-center, double-blind, placebo-controlled study will randomly assign fostamatinib or matched placebo (1:1) to approximately 60 evaluable patients. Treatment will be administered orally twice daily for 14 days. There will be a follow-up period to day 60. The primary endpoint of this study is cumulative incidence of SAE through day 29. The trial also includes multiple secondary endpoints designed to assess the early efficacy and clinically relevant endpoints of disease course. The study completed the enrollment in March 2021 and in April 2021, we announced that this Phase 2 clinical trial met its primary endpoint of safety. Fostamatinib reduced the incidence of SAEs by half. By day 29, there were three SAEs in the fostamatinib plus SOC group of 30 patients compared to six SAEs in the placebo plus SOC group of 29 patients (p=0.23). Of these, there was a reduction for the disease related SAE of hypoxia in the fostamatinib group compared to placebo (1 vs 3, respectively; p=0.29). Based on these data, we are discussing these results with the health authorities, including the FDA, and intend to apply for EUA for fostamatinib for treatment of hospitalized patients with COVID-19.

Key findings from the NIH/NHLBI Phase 2 clinical data readout include:

●	At Day 29, in the overall population there were zero deaths in the fostamatinib group of 30 patients compared to three deaths in the placebo group of 29 patients (p=0.07). In more severe patients, those with an ordinal scale assessment of 6 or 7, the difference was zero of nineteen patients compared to three of seventeen patients (p=0.049), respectively.
●	There were four intubated patients in the trial on mechanical ventilation (ordinal scale 7) with two patients randomized to each treatment group. Both patients in the fostamatinib group improved within 7 days and came off the ventilator, while both patients in the placebo group deceased.
●	Fostamatinib was superior to placebo in accelerating improvement in clinical status by day 15 (mean change -3.6 compared to -2.6, p=0.035) and by day 29 (mean change -4.2 compared to -3.3, p=0.12) using ordinal scale assessments.
●	The median number of days in the ICU was reduced by 4 days, from 7 days in the placebo group to 3 days in the fostamatinib group (p=0.07).

●	Despite general SOC use of both steroids and remdesivir in all 59 patients, there was a consistently greater reduction in NETosis and other inflammatory biomarkers (CRP, Ferritin, D-Dimer, Fibrinogen) in the fostamatinib group as compared to the placebo group.

In July 2020, we announced a Phase 2 clinical trial sponsored by Imperial College London in order to evaluate the efficacy of fostamatinib for the treatment of COVID-19 pneumonia. This is a two-stage, open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib plus SOC, ruxolitinib plus SOC, or standard of care alone. Treatment will be administered twice daily for 14 days and patients will receive a follow-up assessment at day 14 and day 28 after the first dose. The primary endpoint of this study is progression from mild to severe COVID-19 pneumonia within 14 days in hospitalized patients. In November 2020, we announced that the Imperial College London-sponsored clinical trial began enrolling patients, and as of the date hereof, there are 112 patients enrolled under this study.

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

We continue to advance the development of our IRAK1/4 program, which includes R835, an orally available, potent and selective inhibitor that inhibits both IRAK1 and IRAK4. We are currently identifying therapeutic opportunities in the areas of hematology/oncology and rare immune diseases. We began the discussions with the FDA regarding initiating a Phase 2 clinical trial in low-risk myelodysplastic syndrome (MDS) and are also in discussions regarding academic medical collaborations in this indication. In rare immune diseases, we are exploring opportunities including palmoplantar pustulosis (PPP), hidradenitis suppurativa (HS), and others.

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

The collaboration agreement with Aclaris was terminated on April 30, 2021.

BGB324 – BerGenBio

BerGenBio is conducting Phase 1/2 studies with BGB324 (bemcentinib), a first-in-class selective AXL kinase inhibitor, as a single agent in relapsed acute myeloid leukemia (AML) and MDS; and in combination with erlotinib (Tarceva®) in advanced (EGFR-positive) non-small-cell lung carcinoma. BerGenBio is also conducting Phase 2 studies with BGB324 in combination with KEYTRUDA® (pembrolizumab) in non-small cell adenocarcinoma of the lung and triple negative breast cancer in collaboration with another company.

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

In March 2021, BerGenBio announced that it has closed recruitment into the company sponsored randomised Phase 2 clinical trial (BGBC020), assessing the efficacy and safety of bemcentinib for the treatment of hospitalized COVID-19 patients in South Africa and India. Further, BerGenBio announced that the effect of bemcentinib demonstrated potent antiviral effects in preclinical SARS-CoV-2 and other coronavirus models. Further, the findings supported BerGenBio’s ongoing Phase 2 trial evaluating bemcentinib for the treatment of hospitalized COVID-19 patients in South Africa and India.

In April 2021, BerGenBio announced that BGBC020 completed 96% of its targeted enrolment with a total of 115 patients participating (60 in India and 55 in South Africa, with 58 receiving bemcentinib). Throughout the study, bemcentinib was well tolerated by patients and no safety signals of concern were reported.

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

Commercialization and Sponsored Research and License Agreements

For a discussion of our Commercialization and Sponsored Research and License Agreements, see Note 8 to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2021 and 2020

Revenues

	Three Months Ended
	March 31,		Aggregate
	2021	2020	Change
		(in thousands)
Product sales, net	$12,376	$12,680	$(304)
Contract revenues from collaborations	65,642	43,081	22,561
Government contract	3,000	—	3,000
Total revenues	$81,018	$55,761	$25,257

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	March 31,
	2021	2020
Lilly	78%	—
Grifols	*	77%
ASD Healthcare and Oncology Supply	*	12%

Product sales during the three months ended March 31, 2021 and 2020 were related to sales of TAVALISSE in the U.S. TAVALISSE has been prescribed across all lines of therapy in steroid refractory patients in ITP. It has been utilized by an increasingly broad base of prescribers and community physicians, with growing early line use and continued strong refill rates. We recognize product sales, net of discounts and allowances. For the three months ended March 31, 2021, net product sales decreased by 2% compared to the same period in 2020 mainly due to continuing impacts of the COVID-19 pandemic as well as the typical first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole, along with physician and patient access issues created by the COVID-19 pandemic. Incrementally, our net product sales were negatively impacted by the decrease in level of inventories remaining at our distribution channels.

Contract revenues from collaborations of $65.6 million in the three months ended March 31, 2021 is comprised of $60.6 million revenue related to our license agreement with Lilly, $4.0 million revenue related to grant of non-exclusive license of a certain patent to an unrelated third-party company, and $1.0 million revenue for the delivery of drug supply under our collaboration agreement with Grifols. Contract revenues from collaborations of $43.1 million in the three months ended March 31, 2020 pertained to the revenue from upfront fee we previously received from Grifols in the first quarter of 2019, as well as the milestone payment received from Grifols in the first quarter of 2020 upon EC approval of the MAA for fostamatinib in Europe.

Government contract revenue was related to the income we recognized from the $16.5 million government award granted to us, pursuant to the agreement we entered in January 2021 with the U.S. Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. We expect to receive the remaining award of $13.5 million and will recognize as income throughout the period we conduct our clinical trial, when there is reasonable assurance that the conditions of the grant will be met, and the grant will be received.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time. We cannot currently fully forecast the extent of the impacts that the COVID-19 pandemic may have on our product sales. As of March 31, 2021, we had deferred revenues of $9.5 million which we will recognize as revenue upon satisfaction of our remaining performance obligations under our collaboration agreements with Lilly, Grifols and Kissei.

Cost of Product Sales

	Three Months Ended
	March 31,		Aggregate
	2021	2020	Change
		(in thousands)
Cost of product sales	$316	$155	$161

The cost of product sales during the three months ended March 31, 2021 and 2020 were related to our product, TAVALISSE. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of product sales during the three months ended March 31, 2021 and 2020. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical ingredient (API) that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing. The increase in cost of product sales during the three months ended March 31, 2021 compared to the same period in 2020 was mainly due to the delivery of drug supply to Grifols for its commercialization in the current quarter.

Research and Development Expense

	Three Months Ended
	March 31,		Aggregate
	2021	2020	Change
		(in thousands)
Research and development expense	$16,826	$16,149	$677
Stock-based compensation expense included in research and development expense	$586	$694	$(108)

The increase in research and development expense for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to the increase in research and development costs related to our ongoing Phase 3 clinical trial on hospitalized COVID-19 patients of $3.5 million and development of our IRAK 1/4 inhibitor program of $576,000, partially offset by decrease due to the completion of Phase 1 clinical trial in our RIP 1 inhibitor program of $3.0 million, research-related supplies of $126,000, stock-based compensation of $108,000 and various other costs of $175,000.

We expect our research and development expense in 2021 to increase as we continue our activities in our Phase 3 warm AIHA and COVID-19 studies. We have resumed new patient enrollment in certain clinical trial sites for our FORWARD study for warm AIHA and we expect to continue to incur expenses in managing the study and expenses related to measures to implement remote and virtual approaches, including delays in new patient enrollment, remote patient monitoring and other alternative course of actions to maintain our study in warm AIHA. We have also recently initiated our Phase 3 clinical trial in hospitalized COVID-19 patients and expect to continue to enroll patients in 2021. The $16.5 million grant awarded by the Department of Defense in January 2021 will partially fund our Phase 3 clinical trial for hospitalized COVID-19 patients. We cannot currently fully forecast the scope the evolving effects of COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on, and timing of, clinical study results.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended
	March 31,		From January 1, 2007*
	2021	2020	to March 31, 2021

Categories:
Research	$2,482	$2,675	$258,519
Development	12,255	11,241	460,017
Other	2,089	2,233	257,040
	$16,826	$16,149	$975,576

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.5 million for each of the three months ended March 31, 2021 and 2020, and allocated stock-based compensation expense of approximately $586,000 and $694,000 for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, a major portion of our total research and development expense was associated with our COVID-19, AIHA and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs.

For the three months ended March 31, 2020, a major portion of our total research and development expense was associated with our AIHA, RIP1, and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Aggregate
	2021	2020	Change
		(in thousands)
Selling, general and administrative expense	$22,121	$18,430	$3,691
Stock-based compensation expense included in selling, general and administrative expense	$2,053	$1,330	$723

The increase in selling, general and administrative expense for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the increases in costs of consultants and third-party services of $1.3 million, personnel-related costs of $1.2 million, stock-based compensation of $723,000 and professional fees of $614,000, partly offset by decreases in commercial activities and other various costs of $146,000.

We expect our selling, general and administrative expense in 2021 to increase as we continue to expand our commercial activities for TAVALISSE, and assuming we will be able to resume in-person office visits and live engagements with healthcare providers. In response to the limitations on in-person office visits during the ongoing COVID-19 pandemic, we continue to deploy resources to enable our field-based employees to continue to engage virtually with healthcare providers. These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. However, we are not currently able to fully forecast the scope of impacts that the COVID-19 pandemic may have on our commercial activities and sales of TAVALISSE.

Interest Income

	Three Months Ended
	March 31,		Aggregate
	2021	2020	Change
		(in thousands)
Interest income	$1	$358	$(357)

Interest income results from our interest-bearing cash and investment balances. The decreases in interest income for the three months ended March 31, 2021 as compared to the same period in 2020 were primarily due to decrease in yield on our investments.

Interest Expense

	Three Months Ended
	March 31,		Aggregate
	2021	2020	Change
		(in thousands)
Interest expense	$(485)	$(142)	$(343)

Interest expense for the three months ended March 31, 2021 and 2020 was related to the outstanding balance on our term loan from Midcap. The increase in interest expense in the three months ended March 31, 2021 compared with the same period in 2020 was due to the increase in the outstanding term loan credit balance. The principal balance of loan as of March 31, 2020 was the initial $10.0 million under Tranche 1. In May 2020, we accessed the Tranche 2 for an additional $10.0 million.

Provision for Income Taxes

	Three Months Ended
	March 31,		Aggregate
	2021	2020	Change
		(in thousands)
Provision for income taxes	$1,771	$—	$1,771

The quarterly provision for or benefit from income taxes is based on applying the estimated annual effective tax rate to the year-to-date pre-tax income (loss), plus any discrete items. We update our estimate of our annual effective tax rate at the end of each quarterly period. The estimate considers annual forecasted income (loss) before income taxes and any significant permanent tax items. The provision for income taxes for the three months ended March 31, 2021 was primarily related to state tax on our pre-tax book income. We estimated a state tax liability over our forecasted pre-tax income for 2021, primarily due to revenue recognized for the Lilly agreement. We do not expect to owe federal income taxes due to the sufficient net operating loss carryforwards that were generated prior to the enactment of the Tax Cuts and Jobs Act, as well as significant research and development credit carryforwards. Although we are projecting book income for 2021, we continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. For the three months ended March 31, 2020, we did not record provision for income taxes due to our pre-tax book loss.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including any potential impact of the COVID-19 pandemic to the carrying values of our assets and liabilities, those related to revenue recognition on product sales and collaboration agreements, recoverability of our assets, including accounts receivables and inventories, stock-based compensation, the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, estimated accruals, particularly research and development accruals, estimates related our valuation of the operating lease right-of-use asset and lease liability, including the incremental borrowing rate used, and net present value of our liability related to our share in the development costs under the Lilly agreement, including the applicable discount rate. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Recent Accounting Pronouncements

We adopted ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, in the first quarter of 2021. See “Note 3” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for related discussions on our adoption of the recent accounting pronouncement. Additionally, we continue to evaluate accounting standards that were recently issued but not yet adopted, as applicable.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and from sales of TAVALISSE beginning in May 2018. We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and our ongoing commercial launch of TAVALISSE.

As of March 31, 2021, we had approximately $39.3 million in cash, cash equivalents and short-term investments, as compared to approximately $57.3 million as of December 31, 2020. The decrease of approximately $18.0 million was primarily attributable to the cash used in our operating activities.

In February 2021, we entered into a global exclusive license agreement with Lilly to develop and commercialize R552, wherein we were entitled to receive a non-refundable and non-creditable upfront cash payment of $125.0 million, which we subsequently received in April 2021, and may also be eligible for potential development, regulatory, and commercial milestone payments totaling up to an additional $835.0 million, as well as tiered royalties on net sales of non-CNS and CNS disease products up to low-double digits that will vary depending upon our clinical development investment. In January 2021, we were awarded $16.5 million by the U.S. Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Under the agreement with the U.S. Department of Defense, we are entitled to receive such award based on the agreed-upon payment schedule, dependent on certain triggering events. During the three months ended March 31, 2021, we recognized income from the awards from the U.S. Department of Defense of $3.0 million. We expect to receive the remaining awards of $13.5 million throughout the period of which we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the U.S. Department of Defense as specified in the agreement.

In February 2021, we entered into a non-exclusive license agreement with an unrelated third party whereby we granted such unrelated third-party rights to a certain patent. In consideration for the license rights granted, we received a one-time fee of $4.0 million.

See further discussions of our Commercialization and Sponsored Research and License Agreements and Government Grants in Note 8 to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2021, we have principal term loan outstanding with MidCap amounting to $20.0 million, pursuant to the Credit and Security Agreement (Credit Agreement) we entered in September 2019. The Credit Agreement provides for $60.0 million term loan credit facility. To date, the credit facility provides us with access for an additional $40.0 million term loan subject to the achievement of certain customary conditions. In August 2020, we entered into an Open Market Sale Agreement with Jefferies LLC, as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $65.0 million. As of March 31, 2021, we have not yet sold any shares under the Open Market Sale Agreement.

We have a sublease agreement originally entered in December 2014, amended in February 2017 and July 2017, with an unrelated third party to occupy a portion of our research and office space which expire in January 2023. As of March 31, 2021, we expect to receive approximately $8.5 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercial launch of TAVALISSE in the U.S., through at least the next 12 months from the Form 10-Q filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercializing a product, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

As of March 31, 2021 and December 31, 2020, we maintained an investment portfolio primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We will continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,955)	$(3,093)
Investing activities	7,532	24,461
Financing activities	2,097	1,336
Net (decrease) increase in cash and cash equivalents	$(10,326)	$22,704

Net cash used in operating activities was approximately $20.0 million for the three months ended March 31, 2021, compared to approximately $3.1 million for the three months ended March 31, 2020. Net cash used in operating activities for the three months ended March 31, 2021 was primarily related to payments of our research and development programs and other operating expenses, partially offset by the proceeds from sales of TAVALISSE, cash received related to a non-exclusive license agreement with an unrelated third party of $4.0 million, cash received from the awards granted by the U.S. Department of Defense of $2.0 million and cash received from Grifols of $1.0 million for a delivery of drug supply for its commercialization. Net cash used in operating activities for the three months ended March 31, 2020 was primarily related to cash payments for our research and development programs and other operating expenses, partially offset by the $20.0 million payment received from Grifols and proceeds from sale of TAVALISSE.

Net cash provided by investing activities was approximately $7.5 million for the three months ended March 31, 2021, compared to net cash used in investing activities of approximately $24.4 million for the three months ended March 31, 2020. Net cash provided by investing activities during the three months ended March 31, 2021 related to net maturities of short-term investments of $7.6 million, partially offset by capital expenditures. Net cash provided by investing activities during the three months ended March 31, 2020 related to net maturities of short-term investments of $25.1 million, partially offset by capital expenditures.

Net cash provided by financing activities was approximately $2.1 million for the three months ended March 31, 2021, compared to approximately $1.3 million for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 were related to the proceeds from exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act).

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

We have agreements with certain clinical research organizations to conduct our clinical trials and with third parties relative to our commercialization of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of March 31, 2021, we do not have material contractual commitments with respect to the arrangements discussed above, but we had the following contractual commitments related to our facilities lease and credit facility:

		Payment Due By Period

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(in thousands)
Facilities lease (1)	$18,948	$10,182	$8,766	$—	$—
Credit facility with MidCap (2)	22,917	4,715	14,803	3,400	—
Total	$41,865	$14,897	$23,569	$3,400	$—
(1)	In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to lease up a portion of the research and office space. The facilities lease obligations above do not include the sublease income of approximately $8.5 million which we expect to receive over the term of the sublease through January 2023.

(2)	In September 2019, we entered into a Credit Agreement with MidCap. We received funding for the first tranche of $10.0 million. In March 2020, we accessed the second $10.0 million tranche from our term loan credit facility with MidCap which we received in May 2020. Under the agreement, we are obligated to make interest payments at an annual rate of one-month LIBOR plus 5.65% for the first 24 months and the interest plus principal amortization for the next 36 months. We will be obligated to pay administrative fees annually and a final fee upon final payment. Our Credit Agreement provides us an option to extend the principal amortization of our outstanding loan subject to certain conditions. Subject to us providing the evidence that we met the extension conditions and approval of MidCap, the extended amortization start date shall be the earlier of October 1, 2022 if we satisfy the first extension condition but fails to satisfy the second extension condition, or October 1, 2023 if we satisfy both first and second extension conditions.

As discussed in detail in Note 8 of Notes to Condensed Financial Statement, pursuant to our global exclusive license agreement and strategic collaboration agreement with Lilly, we are responsible for funding the development costs for R552 in the U.S., Europe, and Japan, up to $65.0 million through April 1, 2024. We have the right to opt-out of co-funding of development costs at two different specified times. If we decide not to exercise our opt-out rights, we will be required to share in global development costs up to certain amounts at a specified cap, specified in the agreement.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2021.

Risk Factor Summary

●	Our prospects are highly dependent on our first commercial product, TAVALISSE (fostamatinib disodium hexahydrate). To the extent that the commercial success of TAVALISSE in the United States is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.

●	Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.

●	Even if we, or any of our collaborative partners, are able to continue to commercialize TAVALISSE or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, any of which could harm our business.

●	If we are unable to successfully market and distribute TAVALISSE and retain experienced sales force, our business will be substantially harmed.

●	We are subject to stringent and evolving data privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.

●	If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.

●	Unforeseen safety issues could emerge with TAVALISSE that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.

●	We rely and may continue to rely on two distribution facilities for the sale of TAVALISSE and potential sale of any of our product candidates.

●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

●	We might not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates.

●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities and partnering.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

Risks Related to Our Business and Our Industry

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

If we are unable to sustain anticipated level of sales growth from TAVALISSE, or if we fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a negative impact on our business, financial condition and results of operations. For example, during the first quarter of 2021, we experienced lower than anticipated sales of TAVALISSE due to continuing impacts of the COVID-19 pandemic as well as the typical first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole, along with physician and patient access issues created by the COVID-19 pandemic. Incrementally, our net product sales were negatively impacted by the decrease in level of inventories remaining at our distribution channels.

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

Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.*

The COVID-19 pandemic has resulted in extended travel and other restrictions in order to reduce the spread of the disease. Several states and counties across the country including California and San Francisco Bay Area had issued orders and restrictions that includes directing individuals to shelter in place, prohibit certain non-essential gatherings, directing business and governmental agencies to cease non-essential operations at physical locations and cessation of non-essential travels. Although certain states and counties had eased restrictions as the number of COVID-19 cases decline, the resurgence of the COVID-19 cases could force the states and counties to order restrictions to reduce the spread of the disease. The evolving effects of the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any of our collaborative partners, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. In particular, we cannot predict to what extent the evolving effects of the COVID-19 pandemic, depending on its scale and duration, may continue to disrupt global healthcare systems and access to our product or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to and demand for our product and our net sales. Adverse pricing limitations may also hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval. Further, even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborative partners receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

We have established our distribution and reimbursement capabilities, all of which will be necessary to successfully commercialize TAVALISSE. As a result, we will be required to expend significant time and resources to market, sell, and distribute TAVALISSE to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies including our virtual strategies in response to the restrictions and limitations resulting from the COVID-19 pandemic, or the distribution and reimbursement capabilities, that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of TAVALISSE. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed. In addition, we actively participate in medical conferences and exhibits, such as the American Society of Clinical Oncology (ASCO) and ASH Annual Meeting & Exposition that are significant opportunities for us to educate physicians and key opinion leaders about TAVALISSE. Due to the COVID-19 pandemic, ASCO will be held virtually in 2021 and it is uncertain if the other key conferences will be held virtually, postponed or cancelled. Such disruptions may prevent us from effectively educating the prescribing physicians and key opinion leaders about TAVALISSE which would negatively impact our ability to generate sales of and revenues from TAVALISSE and our results of operations and growth prospects could be adversely affected.

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

Enacted or future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and/or commercialize fostamatinib or our product candidates, once approved, and affect the prices we may set or obtain.*

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell fostamatinib or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The U.S. Supreme Court is currently reviewing the constitutionality of the Affordable Care Act, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

In the United States, the European Union and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. In the United States, there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (CMS) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. It is unclear whether the Biden administration will work to reverse the measures taken by the Trump administration or pursue similar policy initiatives.

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

See section titled “Business – Government Regulation – Healthcare Reform” in Part I, Item 1 of our Annual Report on Form 10-K filed on March 2, 2021 for more information on healthcare reform activities.

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

Because of the uncertainty of whether the accumulated preclinical evidence (PK, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. For example, if our Phase 3 clinical trial in wAIHA or Phase 3 clinical trial to further evaluate fostamatinib in hospitalized patients with COVID-19, or any of our clinical trials fail to meet the primary efficacy endpoints, the commercial prospects of our business may be harmed, our ability to generate product revenues may be delayed or eliminated or we may be forced to undertake other strategic alternatives that are in our shareholders’ best interests, including cost reduction measures. If we are unable to obtain adequate financing or engage in a strategic transaction on commercially reasonable terms or at all, we may be required to implement further cost reduction strategies which could significantly impact activities related to our commercial efforts and/or research and development of our future product candidates, and could significantly harm our business, financial condition and results of operations. In addition, these cost reduction strategies could cause us to further curtail our operations or take other actions that would adversely impact our shareholders.

Delays in clinical testing could result in increased costs to us.*

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. For example, our Phase 3 pivotal trial of TAVALISSE in wAIHA currently have enrolled 72 patients of the 90 patients targeted for enrollment. Although a limited number of clinical trial sites have resumed screening patients after a temporary pause due to the ongoing COVID-19 pandemic, we continue to experience slower than expected enrollment. Similarly, our Phase 3 clinical trial to further evaluate fostamatinib in hospitalized patients with COVID-19 is currently enrolling but may experience similar delays. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

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

Even if we are able to obtain Emergency Use Authorization (EUA) for fostamatinib for the treatment of hospitalized patients with COVID-19, absent supplemental NDA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.*

Based on the results of the NIH Phase 2 trial, we intend to file an EUA for the use of fostamatinib for the treatment of hospitalized patients with COVID-19. The FDA may not consider the results of the Phase 2 trial to be sufficient to support an EUA, but could grant an EUA based on the results of our Phase 3 trial on hospitalized patients with COVID-19, and/or may require us to conduct additional clinical trials, which would result in significant delay.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency   to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. The FDA may revoke an EUA when it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Business – Government Regulation – Healthcare Reform” in Part I, Item 1 of our Annual Report on Form 10-K filed on March 2, 2021 for more information on the healthcare laws and regulations that may affect our ability to operate.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union (CJEU) issued a decision invalidating the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Further, the European Commission recently proposed updates to the Standard Contractual Clauses. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. As such, any transfers by us or our third-party vendors, collaborators of others of personal data from Europe to the United States or elsewhere may not comply with European data protection laws; may increase our exposure to European data protection laws’ heightened sanctions for cross-border data transfer restrictions; may restrict our clinical trials activities in Europe; and limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws. Loss of our ability to transfer personal data from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

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

In addition, the Office of Inspector General of HHS and other Congressional enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (AMP) and best price (BP) for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have an adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. While we intend to opportunistically seek access to additional funds through public or private equity offerings or debt financings, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, including through sales pursuant to the Open Market Sale Agreement with Jefferies. Our credit facility with MidCap involves certain covenants and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

We have indebtedness in the form of a term loan pursuant to the Credit Agreement with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.

In September 2019, we entered into the Credit Agreement with MidCap. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. Please see Note 13 to our “Notes to Condensed Financial Statements” contained in Item 8 of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

We do not and will not have access to all information regarding fostamatinib and product candidates we licensed to Lily, Kissei, Grifols and Medison.*

We do not and will not have access to all information regarding fostamatinib and other product candidates, including potentially material information about commercialization plans, medical information strategies, clinical trial design and execution, safety reports from clinical trials, safety reports, regulatory affairs, process development, manufacturing and other areas known by Lilly, Kissei, Grifols and Medison. In addition, we have confidentiality obligations under our agreement with Lilly, Kissei, Grifols and Medison. Thus, our ability to keep our shareholders informed about the status of fostamatinib and other product candidates will be limited by the degree to which Lilly, Kissei, Grifols and/or Medison keep us informed and allows us to disclose such information to the public. If Lilly, Kissei, Grifols and/or Medison fail to keep us informed about commercialization efforts related to fostamatinib, or the status of the clinical development or regulatory approval pathway of other product candidates licensed to them, we may make operational and/or investment decisions that we would not have made had we been fully informed, which may adversely affect our business and operations.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability. *

We incurred income from operations of approximately $39.5 million during the quarter ended March 31, 2021 primarily due to the timing of recognition of revenue from the license agreement with Lilly. We historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of March 31, 2021, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses or profitability, if any, especially due to the ongoing COVID-19 pandemic, is highly uncertain.

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

Because the degree of future protection for our proprietary rights is uncertain, we cannot assure you that:

●	we were the first to make the inventions covered by each of our pending;

●	we were the first to file patent applications for these inventions;

●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

●	any of our pending patent applications will result in issued patents;

●	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

●	we will develop additional proprietary technologies that are patentable; or

●	the patents of others will not have a negative effect on our ability to do business.

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations with Lilly, Grifols, Kissei, Medison, Aclaris, Celgene, BMS, AZ, BerGenBio, Janssen Pharmaceutica N.V., a division of Johnson & Johnson, Novartis Pharma A.G., Daiichi, Merck & Co., Inc., Merck Serono and Pfizer. Under many agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until sometime well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in March 2018 and declared effective by the SEC in April 2018, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $200 million. To date, we have $63.2 million remaining under such universal shelf registration statement after taking into account the $65.0 million subject to the Open Market Sale Agreement with Jefferies. If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock (including any sales pursuant to our Open Market Sale Agreement with Jefferies or shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, future sales by us of our common stock, including those pursuant to our Open Market Sale Agreement with Jefferies, may be dilutive to existing stockholders. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

Shareholder activism could cause material disruption to our business.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to environment, social and governance (ESG) matters, financial restructuring, increased borrowing, dividends, share repurchases or even sales of assets or the entire company. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.1˄#	License and Collaboration Agreement by and between the Company and Eli Lilly and Company, dated February 28, 2021.
10.2+#	Non-employee Directors’ Compensation Policy
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.
˄	Certain marked information has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private and confidential.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2021

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2021