Form 10-Q
period 2021-06-30
RIGEL PHARMACEUTICALS INC
filed 2021-08-03
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of July 30, 2021, there were 170,850,306 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2021	2020(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,823	$30,373
Short-term investments	68,564	26,954
Accounts receivable, net	17,372	15,973
Inventories	6,833	1,638
Prepaid and other current assets	6,606	14,045
Total current assets	184,198	88,983
Property and equipment, net	2,665	2,676
Operating lease right-of-use asset	13,895	17,895
Other assets	840	824
	$201,598	$110,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,689	$3,707
Accrued compensation	7,764	9,592
Accrued research and development	6,464	4,889
Other accrued liabilities	12,359	11,014
Lease liabilities, current portion	9,221	8,621
Deferred revenue, current portion	5,813	3,018
Other long-term liabilities, current portion	16,234	—
Total current liabilities	59,544	40,841

Long-term portion of lease liabilities	5,854	10,651
Loans payable, net of discount	19,860	19,815
Other long-term liabilities	48,230	5,045

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	171	169
Additional paid-in capital	1,348,225	1,339,833
Accumulated other comprehensive loss	7	(4)
Accumulated deficit	(1,280,293)	(1,305,972)
Total stockholders’ equity	68,110	34,026
	$201,598	$110,378
(1)	The balance sheet as of December 31, 2020 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021.

See Accompanying Notes to Condensed Financial Statements.

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$17,053	$14,974	$29,429	$27,654
Contract revenues from collaborations	3,713	1,047	69,355	44,128
Government contract	5,500	—	8,500	—
Total revenues	26,266	16,021	107,284	71,782

Costs and expenses:
Cost of product sales	129	279	445	434
Research and development	16,807	14,214	33,633	30,363
Selling, general and administrative	22,378	18,920	44,499	37,350
Total costs and expenses	39,314	33,413	78,577	68,147

Income (loss) from operations	(13,048)	(17,392)	28,707	3,635
Interest income	16	169	17	527
Interest expense	(1,759)	(353)	(2,244)	(495)
Income (loss) before income taxes	(14,791)	(17,576)	26,480	3,667
Provision for (benefit from) income taxes	(970)	—	801	—
Net income (loss)	$(13,821)	$(17,576)	$25,679	$3,667

Net income (loss) per share
Basic	$(0.08)	$(0.10)	$0.15	$0.02
Diluted	$(0.08)	$(0.10)	$0.15	$0.02

Weighted average shares used in computing net income (loss) per share
Basic	170,192	168,570	169,997	168,519
Diluted	170,192	168,570	175,912	168,525

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(13,821)	$(17,576)	$25,679	$3,667
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	8	(32)	11	23
Comprehensive income (loss)	$(13,813)	$(17,608)	$25,690	$3,690

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2021	169,316,782	$169	$1,339,833	$(4)	$(1,305,972)	$34,026
Net income	—	—	—	—	39,500	39,500
Net unrealized gain on short-term investments	—	—	—	3	—	3
Issuance of common stock upon exercise of options	813,854	1	2,096	—	—	2,097
Stock-based compensation expense	—	—	2,672	—	—	2,672
Balance as of March 31, 2021	170,130,636	$170	$1,344,601	$(1)	$(1,266,472)	$78,298
Net loss	—	—	—	—	(13,821)	(13,821)
Net unrealized gain on short-term investments	—	—	—	8	—	8
Issuance of common stock upon exercise of options and participation in Purchase Plan	711,847	1	1,318	—	—	1,319
Stock-based compensation expense	—	—	2,306	—	—	2,306
Balance as of June 30, 2021	170,842,483	$171	$1,348,225	$7	$(1,280,293)	$68,110

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2020	167,987,850	$168	$1,329,852	$23	$(1,276,228)	$53,815
Net income	—	—	—	—	21,243	21,243
Net unrealized gain on short-term investments	—	—	—	55	—	55
Issuance of common stock upon exercise of options	581,675	1	1,335	—	—	1,336
Stock-based compensation expense	—	—	2,050	—	—	2,050
Balance as of March 31, 2020	168,569,525	$169	$1,333,237	$78	$(1,254,985)	$78,499
Net loss	—	—	—	—	(17,576)	(17,576)
Net unrealized loss on short-term investments	—	—	—	(32)	—	(32)
Issuance of common stock upon exercise of options and participation in Purchase Plan	348,098	—	541	—	—	541
Stock-based compensation expense	—	—	1,778	—	—	1,778
Balance as of June 30, 2020	168,917,623	$169	$1,335,556	$46	$(1,272,561)	$63,210

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$25,679	$3,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,945	3,781
Depreciation and amortization	497	335
Non-cash interest expense	1,428	—
Net amortization and accretion of discount on short-term investments and term loan	95	(207)
Changes in assets and liabilities:
Accounts receivable, net	(1,399)	(1,616)
Inventories	(5,158)	(277)
Prepaid and other current assets	7,439	2,280
Other assets	(16)	43
Right-of-use assets	4,000	3,798
Accounts payable	(2,030)	(738)
Accrued compensation	(1,828)	(1,526)
Accrued research and development	1,575	(813)
Other accrued liabilities	1,436	818
Lease liability	(4,197)	(3,199)
Deferred revenue	2,795	(23,477)
Net cash provided by (used in) operating activities	35,261	(17,131)
Investing activities
Purchases of short-term investments	(71,450)	(42,980)
Maturities of short-term investments	29,801	62,770
Capital expenditures	(478)	(563)
Net cash (used in) provided by investing activities	(42,127)	19,227
Financing activities
Cost share advance from collaboration partner	57,900	—
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	3,416	1,877
Net proceeds from term loan financing	—	9,975
Net cash provided by financing activities	61,316	11,852
Net increase in cash and cash equivalents	54,450	13,948
Cash and cash equivalents at beginning of period	30,373	22,521
Cash and cash equivalents at end of period	$84,823	$36,469
Supplemental disclosure of cash flow information
Interest paid	$723	$448

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

Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (wAIHA); a Phase 3 clinical trial for the treatment of hospitalized high-risk patients with COVID-19; a Phase 3 trial sponsored by National Institute of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI), the ACTIV-4 Host Tissue Trial, is evaluating treatments, including fostamatinib in hospitalized patients with COVID-19; and a Phase 2 trial for the treatment of COVID-19 being conducted by Imperial College London. An NIH/ NHLBI-sponsored Phase 2 trial for the treatment of hospitalized patients with COVID-19, in collaboration with Inova Health System, was recently completed.

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

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. As of June 30, 2021 and December 31, 2020, our physical inventory included active pharmaceutical product for which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at each balance sheet date.

We provide reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life.

Cost of Product Sales

Cost of product sales consists of third-party manufacturing costs, transportation and freight, and indirect overhead costs associated with the manufacture and distribution of TAVALISSE. A portion of the cost of producing the product sold to date was expensed as research and development prior to the Company’s New Drug Application approval for TAVALISSE and therefore is not included in the cost of product sales during this period.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts and any allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of our customers and individual customer circumstances. As of June 30, 2021 and December 31, 2020, customer allowance for prompt payment discounts were $113,000 and $171,000, respectively. To date, we have determined that an allowance for doubtful accounts is not required.

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

All of our leases outstanding as June 30, 2021 continued to be classified as operating leases. We recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As our lease does not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset includes any lease payments made prior to commencement. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include stock options, restricted stock units and shares issuable under our Purchase Plan. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
EPS Numerator:
Net income (loss)	$(13,821)	$(17,576)	$25,679	$3,667
EPS Denominator—Basic:
Weighted-average common shares outstanding	170,192	168,570	169,997	168,519
EPS Denominator—Diluted:
Weighted-average common shares outstanding	170,192	168,570	169,997	168,519
Dilutive effect of stock options, restricted stock units and shares under Purchase Plan	—	—	5,915	6
Weighted-average shares outstanding and common stock equivalents	170,192	168,570	175,912	168,525

Net income (loss) per share
Basic	$(0.08)	$(0.10)	$0.15	$0.02
Diluted	$(0.08)	$(0.10)	$0.15	$0.02

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Outstanding stock options	30,639	27,598	9,469	26,536
Restricted stock units	234	—	4	—
Purchase Plan	—	344	—	—
Total	30,873	27,942	9,473	26,536

5.	Stock Award Plans

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

Total stock-based compensation related to all of our share-based payments that we recognized for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Selling, general and administrative	$1,772	$1,299	$3,825	$2,629
Research and development	534	458	1,120	1,152
Total stock-based compensation expense	$2,306	$1,757	$4,945	$3,781

During the six months ended June 30, 2021, we granted options to purchase 5,850,481 shares of common stock with a grant-date weighted-average fair value of $2.32 per share, and 1,049,121 options to purchase shares were exercised. As of June 30, 2021, total stock options outstanding was 30,639,026 shares, of which, 2,018,125 shares outstanding are performance-based stock options wherein the achievement of the corresponding corporate-based milestones was not considered as probable. Accordingly, the related grant date fair value for these performance-based stock options of $4.2 million has not been recognized as stock-based compensation expense as of June 30, 2021. The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our equity incentive plans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.3%	1.1%	1.0%	1.3%
Expected term (in years)	6.6	6.3	6.5	6.4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.5%	65.8%	70.6%	65.4%

During the six months ended June 30, 2021, we granted 233,750 restricted stock units with grant-date weighted-average fair value of $3.67 per share. The restricted stock units granted vests over 1 to 2 years, all of which are outstanding as of June 30, 2021.

As of June 30, 2021, there were approximately $17.4 million of unrecognized stock-based compensation cost which is expected to be recognized over the remaining weighted-average period of 2.11 years, related to time-based stock options, RSUs and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable.

In January 2021, our Board of Directors approved the 825,000 shares increase in available number of shares for future grant under our 2018 Plan, which became effective upon approval by our stockholders during the stockholders annual meeting in May 2021. As of June 30, 2021, there were 10,381,756 shares of common stock available for future grant under our equity incentive plans.

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

In January 2021, our Board of Directors approved the 5,500,000 shares increase in the maximum number of shares authorized for issuance under the Purchase Plan, which became effective upon approval by our stockholders during the annual stockholders meeting in May 2021. As of June 30, 2021, there were 5,039,922 shares reserved for future issuance under the Purchase Plan. As of June 30, 2021, unrecognized stock-based compensation cost related to our Purchase Plan amounted to $292,000, which is expected to be recognized over the remaining weighted average period of 0.49 years.

7.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product sales:
Gross product sales	$22,037	$18,353	$38,146	$33,724
Discounts and allowances	(4,984)	(3,379)	(8,717)	(6,070)
Total product sales, net	17,053	14,974	29,429	27,654
Revenues from collaborations:
License revenues	3,305	—	67,923	39,858
Research and development services and others	408	1,047	1,432	4,270
Total revenues from collaborations	3,713	1,047	69,355	44,128
Government contract	5,500	—	8,500	—
Total revenues	$26,266	$16,021	$107,284	$71,782

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
ASD Healthcare and Oncology Supply	36%	47%	13%	20%
McKesson Specialty Care Distribution Corporation	33%	41%	13%	16%
Lilly	16%	—	65%	—
Cardinal Healthcare	13%	*	*	*
Grifols	*	*	*	61%

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2021 and 2020 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2021	$2,461	$2,115	$1,489	$6,065
Provision related to current period sales	4,589	2,710	483	7,782
Credit or payments made during the period	(4,800)	(2,433)	(293)	(7,526)
Balance at June 30, 2021	$2,250	$2,392	$1,679	$6,321

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2020	$1,293	$1,801	$238	$3,332
Provision related to current period sales	3,381	1,747	128	5,256
Adjustment related to prior period sales	(75)	(257)	332	—
Credit or payments made during the period	(2,615)	(1,593)	(58)	(4,266)
Balance at June 30, 2020	$1,984	$1,698	$640	$4,322

Of the $8.7 million discounts and allowances from gross product sales for the six months ended June 30, 2021, $7.8 million was accounted for as additions to other accrued liabilities and $936,000 as reductions in accounts receivable and prepaid and other current assets in the balance sheet. Other accrued liabilities related to the discounts and allowances had a remaining outstanding balance of $6.3 million as of June 30, 2021.

Of the $6.1 million discounts and allowances from gross product sales for the six months ended June 30, 2020, $5.3 million was accounted for as additions to other accrued liabilities and $796,000 as reductions in accounts receivable and prepaid and other current assets in the balance sheet. Other accrued liabilities related to the discounts and allowances had a remaining outstanding balance of $4.3 million as of June 30, 2020.

8.	Sponsored Research and License Agreements and Government Contract

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of June 30, 2021, we are a party to collaboration agreements with Eli Lilly (Lilly) to develop and commercialize R552, a RIP1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIP1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols, S.A. (Grifols) to commercialize fostamatinib in all indications, including chronic immune thrombocytopenic purpura (ITP) and autoimmune hemolytic anemia (AIHA), in Europe and Turkey; with Kissei Pharmaceutical Co., Ltd. (Kissei) for the development and commercialization of fostamatinib in Japan, China, Taiwan and the Republic of Korea; and with Medison Pharma Trading AG and Medison Pharma Ltd. (collectively, Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Canada and Israel, respectively.

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations, with AZ for the development and commercialization of R256, an inhaled JAK inhibitor; with BerGenBio for the development and commercialization of AXL inhibitors in oncology; and with Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. Our collaboration agreement with Aclaris related to the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions was terminated in April 2021.

Under the above existing agreements which we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $1.4 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, $312.5 million relates to the achievement of development events, $303.2 million relates to the achievement of regulatory events and $816.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Global Exclusive License Agreement with Eli Lilly

On February 18, 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly, which became effective on March 27, 2021, to develop and commercialize R552, a RIP1 inhibitor, for the treatment of non-CNS diseases. In addition, the collaboration is aimed at developing additional RIP1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the license agreement, we granted to Lilly exclusive rights to develop and commercialize R552 and related RIP1 inhibitors in all indications worldwide. The agreement became effective in March 2021 upon clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

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

Under the agreement, we are required to share 20% of the development costs for R552 in the U.S., Europe and Japan up to a specified cap. Given our rights to opt out from the development of R552, we believe at the minimum, we have a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense will be accreted on such liability over the expected commitment period. Interest expense accreted during the three and six months ended June 30, 2021 was $1.0 million and $1.1 million, respectively. As of June 30, 2021, the outstanding financing liability of $59.0 million to Lilly was included within other long-term liabilities, current portion, and other long-term liabilities in the condensed balance sheet.

We allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. We concluded that the license rights over the non-CNS penetrant IP represents functional IP that is not expected to change over time, and we have no ongoing or undelivered obligations relative to such IP that Lilly will benefit from the use of such IP on the delivery date. As such, the transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue in the first quarter of 2021 upon delivery of the non-CNS penetrant IP to Lilly in March 2021. For the delivery of license rights over the CNS penetrant IP, we are obligated to perform additional research and development efforts before Lilly can accept the license. The allocated transaction price of $6.7 million is being recognized as revenue from the effective date of the agreement through the eventual acceptance by Lilly using the input method. We recognized revenue during the three and six months ended June 30, 2021 of $3.3 million and $3.5 million, respectively, relative to the delivery of CNS penetrant IP. As of June 30, 2021, the remaining deferred revenue amounted to $3.2 million.

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

Grifols License Agreement

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols received exclusive rights to fostamatinib in human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Grifols also received an exclusive option to expand the territory under its exclusive and non-exclusive licenses to include the Middle East, North Africa and Russia (including Commonwealth of Independent States). In November 2020, Grifols exercised its option to include these territories as part of the licensed territories under the agreement. The agreement also required us to continue to conduct our long-term open-label extension study on patients with ITP through EMA approval of ITP in Europe or until the study ends as well as conduct the Phase 3 trial in AIHA.

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

As of June 30, 2021 and December 31, 2020, the remaining deferred revenue was $1.2 million and $1.6 million, respectively, related to the performance of research services. During the three and six months ended June 30, 2021, we recognized $381,000 in revenue related to the research and development services. In addition, in the first quarter of 2021, we recognized $1.0 million in revenue for the delivery of drug supplies to Grifols for its commercialization. During the three and six months ended June 30, 2020, we recognized $396,000 and $3.6 million, respectively, in revenues related to the research services performed. In addition, in the first quarter of 2020, we recognized $39.9 million in revenues related to the licensed rights in intellectual property.

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

We did not recognize any revenues with regards to the performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply during the three and six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, the remaining deferred revenue was $1.4 million.

Medison Commercial and License Agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada, pursuant to which we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement. During the three and six months ended June 30, 2021, we accrued interest amounting to $337,000 related to this financing arrangement. No interest was accrued during the three and six months ended June 30, 2020. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison. As of June 30, 2021, the outstanding financing liability of $5.5 million to Medison was included within other long-term liabilities in the condensed balance sheet.

Other license agreements

In February 2021, we entered into a non-exclusive license agreement with an unrelated third party whereby we granted such unrelated third-party rights to a certain patent. In consideration for the license rights granted, we received a one-time fee of $4.0 million. All the deliverables under the agreement had been delivered and the one-time fee was recognized as revenue in the first quarter of 2021.

Government Contract

U.S. Department of Defense’s JPEO-CBRND

In January 2021, we were awarded up to $16.5 million by the U.S. Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. The amount of award we will receive from the U.S. Department of Defense is subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the U.S. Department of Defense that such events or milestones have been met. We determined that this government award should be accounted for under IAS 2, Accounting for Government Grants and Disclosure of Government Assistance, which is outside of the scope of Topic 606, as the U.S. Department of Defense is not receiving reciprocal value for their contributions. We will record grant income in the statement of operations in the same period it is probable that we will receive the award, which is when we comply with the conditions associated with the award and obtain approval from the U.S. Department of Defense that such conditions have been met. For the three and six months ended June 30, 2021, we recognized $5.5 million and $8.5 million, respectively, related to this grant, of which $4.0 million had been invoiced but not yet collected and is included within accounts receivable on the accompanying balance sheet as of June 30, 2021. We expect to receive the remaining award of $8.0 million throughout the period we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the U.S. Department of Defense as specified in the agreement.

9.	Inventories

As of June 30, 2021 and December 31, 2020, we have the following inventories (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$5,142	$—
Work in process	340	1,189
Finished goods	1,351	449
Total	$6,833	$1,638

As of December 31, 2020, we have $4.0 million in advance payments to our manufacturer of our raw materials, which was included as part of Prepaid and Other Current Assets in our condensed balance sheet. During the first quarter of 2021, the production of raw materials was completed, and ownership was transferred to us. Accordingly, such advance payments were reclassified to inventories and were included within raw materials account balance as of June 30, 2021.

10.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Cash	$3,746	$1,988
Money market funds	55,080	19,487
U.S. treasury bills	22,086	10,034
Government-sponsored enterprise securities	11,417	4,920
Corporate bonds and commercial paper	61,058	20,898
	$153,387	$57,327
Reported as:
Cash and cash equivalents	$84,823	$30,373
Short-term investments	68,564	26,954
	$153,387	$57,327

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2021	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$22,084	$2	$—	$22,086
Government-sponsored enterprise securities	11,416	2	—	11,418
Corporate bonds and commercial paper	61,054	7	(3)	61,058
Total	$94,554	$11	$(3)	$94,562

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$10,036	$—	$(2)	$10,034
Government-sponsored enterprise securities	4,920	—	—	4,920
Corporate bonds and commercial paper	20,900	—	(2)	20,898
Total	$35,856	$—	$(4)	$35,852

As of June 30, 2021 and December 31, 2020, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 241 days and 78 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our balance sheets as they are available for use in the current operations. As of June 30, 2021, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of June 30, 2021, a total of 10 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities as of June 30, 2021.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

June 30, 2021	Fair Value	Unrealized Losses
Corporate bonds and commercial paper	$31,634	$(3)

11.	Fair Value

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$55,080	$—	$—	$55,080
U.S. treasury bills	—	22,086	—	22,086
Government-sponsored enterprise securities	—	11,417	—	11,417
Corporate bonds and commercial paper	—	61,058	—	61,058
Total	$55,080	$94,561	$—	$149,641

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$19,487	$—	$—	$19,487
U.S. treasury bills	—	10,034	—	10,034
Government-sponsored enterprise securities	—	4,920	—	4,920
Corporate bonds and commercial paper	—	20,898	—	20,898
Total	$19,487	$35,852	$—	$55,339

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount, we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $7.4 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

We recorded rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.

As of June 30, 2021 and December 31, 2020, we had operating lease right-of-use asset of $13.9 million and $17.9 million, respectively, and lease liability of $15.1 million and $19.3 million, respectively, in the condensed balance sheet. The weighted average remaining term of our lease as of June 30, 2021 was 1.58 years.

As of June 30, 2021, we received from our landlord leasehold improvement incentives amounting to $563,000 related to leasehold improvements. We record these leasehold improvement incentives as a reduction to operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed operating lease expense	$1,340	$1,340	$2,680	$2,680
Variable operating lease expense	163	216	392	467
Total operating lease expense	$1,503	$1,556	$3,072	$3,147

Supplemental information related to our operating lease were as follow (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash payments included in the measurement of operating lease liabilities	$2,529	$2,432	$5,025	$4,832

Supplemental information related to our operating sublease was as follow (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed sublease expense	$1,095	$1,095	$2,190	$2,190
Variable sublease expense	203	274	444	497
Sublease income	(1,298)	(1,369)	(2,634)	(2,687)
Net	$—	$—	$—	$—

The following table presents the future lease payments of our operating lease liabilities as of June 30, 2021 (in thousands):

	Operating Lease	Sublease Receipts	Net
Remainder of 2021	$5,057	$(2,274)	$2,783
2022	10,485	(4,716)	5,769
2023	877	(394)	483
Total minimum payments required	$16,419	$(7,384)	$9,035

13.Debt

On September 27, 2019 (closing date), we entered into a Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap). The Credit Agreement provides for a $60.0 million term loan credit facility with the following tranches: (i) on the Closing Date, $10.0 million aggregate principal amount of term loans (Tranche 1), (ii) until December 31, 2020, an additional $10.0 million term loan facility at our option (Tranche 2), (iii) until March 31, 2021, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions and at our option (Tranche 3) and (iv) until March 31, 2022, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions and at our option (Tranche 3). The obligations under the Credit Agreement are secured by a perfected security interest in all of our assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Credit Agreement.

At the closing date, $10.0 million was funded in an initial tranche. In March 2020, we signed a credit extension form for the second tranche amounting to $10.0 million, which we received in May 2020. In April 2021, we amended the Credit Agreement to extend the period through which Tranche 3 will be available through March 31, 2022, subject to the satisfaction of certain conditions and at our option. To date, the facility gives us the ability to access an additional $40.0 million at our option, subject to the achievement of certain customary conditions.

The outstanding principal balance of the loan bears interest at an annual rate of one-month LIBOR plus 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears. Commencing on October 1, 2019, the Credit Agreement provides that we initially make interest-only payments for 24 months followed by 36 months of amortization payments. The interest-only period can be extended to 36 months and again to 48 months upon the satisfaction of certain conditions set forth in the Credit Agreement. In June 2021, we satisfied the conditions under the Credit Agreement which effectively extended the interest-only period to 36 months or through October 1, 2022. All unpaid principal and accrued interest are due and payable no later than September 1, 2024. A final payment fee of 2.5% of principal is due on the final payment of the term loan.

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

As of June 30, 2021 and December 31, 2020, the outstanding balance of the loan, net of unamortized debt discount was $19.9 million and $19.8 million, respectively. Debt issuance costs are recorded as a direct deduction from the term loan on the balance sheet and are being amortized ratably as interest expense over the term of the loan, using the effective interest method. As of June 30, 2021 and December 31, 2020, the unamortized issuance costs and debt discounts amounted to $140,000 and $185,000, respectively.

For the three and six months ended June 30, 2021, interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement was $411,000 and $831,000, respectively. For the three and six months ended June 30, 2020, interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement was $353,000 and $593,000, respectively. Accrued interest of $318,000 was included within other accrued liabilities in the condensed balance sheet as of June 30, 2021.

The following table presents the future minimum principal payments of the outstanding loan as of June 30, 2021 under the current Credit Agreement (in thousands):

Remainder of 2021	$—
2022	2,500
2023	10,000
2024	7,500
Principal amount (Tranches 1 and 2)	$20,000

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum net revenues and $10.0 million of cash to draw Tranche 3 or Tranche 4. As of June 30, 2021, we were not in violation of any covenants.

Note 14. Income Taxes

For the three and six months ended June 30, 2021, we recorded benefit from income tax of $970,000 and provision for income tax of $801,000, respectively. The benefit from and the provision for income tax for the three and six months ended June 30, 2021 were determined using our effective tax rate on our year-to-date income (loss). We estimated a state tax liability over our pre-tax income (loss) for 2021, and is primarily due to revenue recognized for the Lilly agreement. We do not expect to owe federal income taxes due to the sufficient net operating loss carryforwards that were generated prior to the enactment of the Tax Cuts and Jobs Act, as well as significant research and development credit carryforwards. We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. For the three and six months ended June 30, 2020, we did not record provision for income taxes due to our pre-tax book loss.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our financial results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (wAIHA); a Phase 3 clinical trial for the treatment of hospitalized high-risk patients with COVID-19; a Phase 3 trial sponsored by National Institute of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI), the ACTIV-4 Host Tissue Trial, is evaluating treatments, including fostamatinib in hospitalized patients with COVID-19; and a Phase 2 trial for the treatment of COVID-19 being conducted by Imperial College London. An NIH/ NHLBI-sponsored Phase 2 trial for the treatment of hospitalized patients with COVID-19, in collaboration with Inova Health System, was recently completed.

Our other clinical programs include our interleukin receptor-associated kinase (IRAK) inhibitor program, and a receptor-interacting serine/threonine-protein kinase (RIP1) inhibitor program in clinical development with partner Eli Lilly and Company (Lilly). In addition, we have product candidates in clinical development with partners AstraZeneca AB (AZ), BerGenBio ASA (BerGenBio) and Daiichi Sankyo (Daiichi).

Business Update

TAVALISSE IN ITP

In the first half of 2021, net product sales of TAVALISSE were $29.4 million, a 6% increase compared to the same period in 2020. The increase was primarily driven by increase in net product sales during the second quarter of 2021 compared to the same period in 2020 due to increased quantities sold and price per bottle. The increase was partially offset by lower product sales in the first quarter of 2021 compared to the same period in 2020 due to impacts of the COVID-19 pandemic as well as the typical first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole, along with physician and patient access issues created by the COVID-19 pandemic. Incrementally, our net product sales in the first quarter of 2021 were negatively impacted by the decrease in level of inventories remaining at our distribution channels.

Due to the evolving effects of the COVID-19 pandemic, we continue to deploy resources to enable our field-based employees to continue to engage virtually with health care providers. These virtual engagements have enabled our field team to support existing prescribers, as well as develop new prescribers to identify appropriate patients for TAVALISSE. We also conducted market research with chronic ITP (cITP) prescribers in 2020 to understand the impact of COVID on cITP management. More than half of respondents reported that COVID had an impact on their management of cITP, and about a third of respondents anticipate a surge of patients post-COVID. This is because clinicians have found it challenging to both start a therapy, and switch to new therapies. In the second quarter of 2021, we began to see an increase in in-person engagements with health care providers, while maintaining our level of virtual engagements. We believe that the increase in interactions led to an increase in sales. Additionally, we are also expanding our sales force by increasing our territories which is expected to be in place by the second half of 2021.

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

Global Strategic Partnership with Lilly

In February 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly, to develop and commercialize R552, a RIP1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases. In addition, the collaboration is aimed at developing additional RIP1 inhibitors for the treatment of central nervous system (CNS) diseases. Pursuant to the terms of the license agreement, we granted to Lilly the exclusive rights to develop and commercialize R552 and related RIP1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees. The agreement became effective in March 2021 upon clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.

We are responsible for 20% of development costs for R552 in the U.S., Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt-out of co-funding the R552 development activities in the U.S., Europe and Japan at two different specified times. If we exercise our first opt-out right, we will continue to fund our share of the R552 development activities in the U.S., Europe, and Japan up to a maximum funding commitment of $65.0 million. We are responsible for performing and funding initial discovery and identification of CNS disease development candidates. Following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates.

Under the terms of the license agreement, we were entitled to receive an upfront cash payment of $125.0 million, which we received in April 2021, with the potential for an additional $330.0 million in milestone payments upon the achievement of specified development and regulatory milestones by non-CNS disease products and $255.0 million in milestone payments upon the achievement of specified development and regulatory milestones by CNS disease products. We are also eligible to receive up to $100.0 million in sales milestone payments on a product-by-product basis for non-CNS disease products and up to $150.0 million in sales milestone payments on a product-by-product basis for CNS disease products. In addition, depending on the extent of our co-funding of R552 development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

Fostamatinib in Hospitalized COVID-19 patients

In April 2021, we reported positive topline results from a multi-center, Phase 2 clinical trial evaluating the safety of fostamatinib, our oral SYK inhibitor, for the treatment of hospitalized patients with COVID-19. The trial met its primary endpoint of comparable safety than standard of care, and showed broad and consistent improvement in numerous efficacy endpoints, including mortality, ordinal scale assessment, and number of days in the ICU. This trial was conducted in collaboration with the National Heart, Lung, and Blood Institute (NHLBI), part of the National Institutes of Health (NIH), and Inova Health System. The trial data were submitted as part of a request for an Emergency Use Authorization (EUA) from the FDA for the fostamatinib as a treatment for hospitalized patients with COVID-19.

In June 2021, we announced that fostamatinib has been selected for NIH ACTIV-4 (Accelerating COVID-19 Therapeutic Inventions and Vaccines) trial in hospitalized patients with COVID-19. ACTIV-4 Host Tissue trial is a large, multi-site trial funded by NHLBI and coordinated by Vanderbilt University Medical Center. The trial is evaluating treatments, including fostamatinib, that aim to protect and heal host tissues in hospitalized patients with COVID-19. The ACTIV-4 Host Tissue study will evaluate fostamatinib in targeted 308 hospitalized patients with COVID-19.

Update on Current and Potential Future Impact of COVID-19 on our Business

We are continuing to monitor the impact of the evolving effects of the COVID-19 pandemic and have undertaken, and plan to continue to undertake, safety measures to keep our staff, patients, investigators and stockholders safe and to help the communities where we live and work to reduce the number of people exposed to the virus. Although we have recently initiated the first phase of our return-to-work initiatives, the majority of our employees continue to work remotely. Through our existing Crisis Management Team (CMT), we implemented and continue to monitor our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. Our CMT meets regularly to assess the effectiveness of our business continuity plans and make adjustments accordingly as COVID-19 continues to evolve. The ultimate impact of the COVID-19 pandemic on our business and financial condition is highly uncertain and subject to change, and as such, we cannot ascertain the full extent of the impacts on our sales of our products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners and our clinical and regulatory activities.

Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our ability to grow our product sales and may continue to negatively affect our product sales in the future. Resources have been deployed to enable our field team to have virtual engagements to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. Other commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives that were in live forums have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. In the second quarter of 2021, we began to see an increase in in-person engagements with health care providers. We have plans in place to continue implementing both virtual and live initiatives to ensure we are able to meet the needs of health care providers as the pandemic continues to evolve. Additionally, we are also expanding our sales force by increasing our territories which is expected to be in place by the second half of 2021.

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

Our Product Portfolio

 The following table summarizes our portfolio:

Indication	Target	Pre-Clinical	Phase 1	Phase 2	Phase 3	Approved	Partner
Commercialized Products / Global Market Status								
TAVALISSE (fostamatinib)	Adult Chronic ITP	SYK						
TAVLESSE (fostamatinib) - Europe	Adult Chronic ITP	SYK						GRIFOLS
TAVALISSE (fostamatinib) - Canada	Adult Chronic ITP	SYK						MEDISON
Fostamatinib - Israel	Adult Chronic ITP	SYK						MEDISON
Fostamatinib - Japan	Adult Chronic ITP	SYK						KISSEI
Clinical Trials[1]								
TAVALISSE (fostamatinib)	Warm AIHA	SYK						
Fostamatinib	COVID-19	SYK						
Fostamatinib - NIH/NHLBI (ACTIV-4)	COVID-19	SYK						NIH
Fostamatinib - NIH/NHLBI	COVID-19	SYK				EUA filed with FDA		NIH
Fostamatinib - ICL	COVID-19	SYK						Imperial College London
R289	Oncology & Immune	IRAK1/4						
Partnered-Sponsored Trials								
RAIN-32 (milademetan) / DS-3032	Oncology	MDM2						Daiichi-Sankyo
BGB3234	Oncology & COVID-19	AXL						BerGenBio
R552 (systemic)	Immune Diseases	RIPK1						Lilly
AZ-D0449	Chronic Asthma	JAK						AstraZeneca
RIP1 Inhibitor (brain penetrating)	CNS Diseases	RIPK1						Lilly

■ Other Ex-US license agreements for fostamatinib

Select Investigator-Sponsored Trials

[1]Investigational compounds in these indications and have not been submitted for FDA review.

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

In the ITP double-blind studies, the most commonly-reported adverse reactions occurring in at least 5% of patients treated with TAVALISSE were diarrhea, hypertension, nausea, dizziness, increased alanine aminotransferase (ALT), increased aspartate aminotransferase (AST), respiratory infection, rash, abdominal pain, fatigue, chest pain, and neutropenia. Serious adverse drug reactions occurring in at least 1% of patients treated with TAVALISSE in the ITP double-blind studies were febrile neutropenia, diarrhea, pneumonia, and hypertensive crisis.

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

Commercial activities, including sales and marketing

A significant portion of our business operations was related to our commercial activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on hematologists and hematologist-oncologists in the U.S., who manage chronic adult ITP patients. Grifols launched TAVLESSE in the United Kingdom (UK) and Germany in July 2020, and thereafter, expects a phased roll-out over the next 18 months across Europe.

We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes TAVALISSE in the U.S. using customary pharmaceutical company practices, and we concentrate our efforts on hematologists and hematologists-oncologists. TAVALISSE is sold initially through third-party wholesale distribution and specialty pharmacy channels and group purchasing organizations before being ultimately prescribed to patients. To facilitate our commercial activities in the U.S., we also enter into arrangements with various third-parties, including advertising agencies, market research firms and other sales-support-related services as needed. We believe that our commercial team and distribution practices are adequate to ensure that our marketing efforts reach relevant customers and deliver our products to patients in a timely and compliant fashion. Also, to help ensure that all eligible patients in the U.S. have appropriate access to TAVALISSE, we have established a reimbursement and patient support program called Rigel One Care (ROC). Through ROC, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and also provide free drug to uninsured or under-insured patients who meet certain established clinical and financial eligibility criteria. In addition, ROC is designed to provide reimbursement support, such as information related to prior authorizations, benefits investigations and appeals.

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

Currently, corticosteroids remain the most common first line therapy for ITP, occasionally in conjunction with intravenous immunoglobulin (IVIg) or anti-Rh(D) to help further augment platelet count recovery, particularly in emergency situations. However, it has been estimated that frontline agents lead to durable remissions in only a small percentage of newly-diagnosed adults with ITP. Moreover, concerns with steroid-related side effects often restrict therapy to approximately four weeks. As such, many patients progress to persistent or chronic ITP, requiring other forms of therapeutic intervention. In long-term treatment of chronic ITP, patients are often cycled through several therapies over time in order to maintain a sufficient response to the disease.

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

In May 2019, we enrolled the first patient in the FORWARD study. As of August 2, 2021, we have enrolled 80 patients of the 90 patients targeted for enrollment. The FORWARD study has over 90 clinical trial sites established across 22 countries and a limited number of clinical trial sites have resumed screening patients after a temporary pause due to the ongoing COVID-19 pandemic. Given the uncertainty of the COVID-19 pandemic, we are experiencing slower than expected enrollment and are unable to provide an update on anticipated enrollment completion.

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

Orally-available fostamatinib program. In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. We were awarded $16.5 million from the U.S. Department of Defense's (DOD) Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) to support this Phase 3 clinical trial. This multi-center, double-blind, placebo-controlled, adaptive design study will randomly assign either fostamatinib plus SOC or matched placebo plus SOC (1:1) to 308 targeted evaluable patients. Treatment will be administered orally twice daily for 14 days with follow up to day 60. The primary endpoint of this study is the proportion of subjects who progress to severe/critical disease within 29 days. In addition, our COVID-19 program includes an investigator-sponsored trial currently being conducted by Imperial College London. We are currently enrolling patients under this study.

In September 2020, we announced a Phase 2 clinical trial sponsored by the NIH/NHLBI in order to evaluate the safety of fostamatinib for the treatment of hospitalized COVID-19 patients. This multi-center, double-blind, placebo-controlled study randomly assigned fostamatinib or matched placebo (1:1) to approximately 60 evaluable patients. Treatment will be administered orally twice daily for 14 days. There will be a follow-up period to day 60. The primary endpoint of this study is cumulative incidence of SAE through day 29. The trial also includes multiple secondary endpoints designed to assess the early efficacy and clinically relevant endpoints of disease course. The study completed the enrollment in March 2021 and in April 2021, we announced that this Phase 2 clinical trial met its primary endpoint of safety. Fostamatinib reduced the incidence of SAEs by half. By day 29, there were three SAEs in the fostamatinib plus SOC group of 30 patients compared to six SAEs in the placebo plus SOC group of 29 patients (p=0.23). Of these, there was a reduction for the disease related SAE of hypoxia in the fostamatinib group compared to placebo (1 vs 3, respectively; p=0.29). These data were submitted as part of a request for EUA from the FDA for fostamatinib in hospitalized patients with COVID-19. These data have been submitted for publication in a peer-reviewed medical journal.

Key findings from the NIH/NHLBI Phase 2 clinical data readout include:

●	At Day 29, in the overall population there were zero deaths in the fostamatinib group of 30 patients compared to three deaths in the placebo group of 29 patients (p=0.07). In more severe patients, those with an ordinal scale assessment of 6 or 7, the difference was zero of nineteen patients compared to three of seventeen patients (p=0.049), respectively.
●	There were four intubated patients in the trial on mechanical ventilation (ordinal scale 7) with two patients randomized to each treatment group. Both patients in the fostamatinib group improved within 7 days and came off the ventilator, while both patients in the placebo group deceased.
●	Fostamatinib was superior to placebo in accelerating improvement in clinical status by day 15 (mean change -3.6 compared to -2.6, p=0.035) and by day 29 (mean change -4.2 compared to -3.3, p=0.12) using ordinal scale assessments.
●	The median number of days in the ICU was reduced by 4 days, from 7 days in the placebo group to 3 days in the fostamatinib group (p=0.07).
●	Despite general SOC use of both steroids and remdesivir in all 59 patients, there was a greater reduction in NETosis and other inflammatory biomarkers (CRP, Ferritin, D-Dimer, Fibrinogen) at most timepoints in the fostamatinib group as compared to the placebo group.

Following the recently completed NIH/NHLBI-sponsored Phase 2 study as discussed above, in June 2021, we announced that fostamatinib has been selected for an NIH ACTIV-4 (Accelerating COVID-19 Therapeutic Inventions and Vaccines) trial in hospitalized patients with COVID-19. The ACTIV-4 Host Tissue trial is a large, multi-site trial funded by NHLBI and coordinated by Vanderbilt University Medical Center. The trial is evaluating treatments, including fostamatinib, that aim to protect and heal host tissues in hospitalized patients with COVID-19. The ACTIV-4 Host Tissue study will evaluate fostamatinib in hospitalized patients with COVID-19. As of August 2, 2021, we enrolled approximately 150 of the targeted 308 patients and expects to complete enrollment by end of 2021.

In July 2020, we announced a Phase 2 clinical trial sponsored by Imperial College London to evaluate the efficacy of fostamatinib for the treatment of COVID-19 pneumonia. This is a two-stage, open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib plus SOC, ruxolitinib plus SOC, or standard of care alone. Treatment will be administered twice daily for 14 days and patients will receive a follow-up assessment at day 14 and day 28 after the first dose. The primary endpoint of this study is progression from mild to severe COVID-19 pneumonia within 14 days in hospitalized patients. In November 2020, we announced that the Imperial College London-sponsored clinical trial began enrolling patients, and we are currently enrolling patients under this study.

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

We continue to advance the development of our IRAK1/4 program, recently completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive results. Recent feedback received from FDA on our clinical program to explore R289 in low-risk myelodysplastic syndromes (MDS), is being incorporated into a clinical trial design. In June 2021, we entered into a research collaboration with MD Anderson Cancer Center to evaluate novel IRAK 1/4 inhibitors in a series of preclinical studies of MDS and chronic myelomonocytic leukemia (CMML). The translational research generated from these studies will add to the body of data generated to-date on R835 and further elucidate the therapeutic potential of targeting deregulated innate immune signaling in MDS and CMML. In other immune diseases, we are exploring opportunities including palmoplantar pustulosis (PPP), hidradenitis suppurativa (HS), and others.

Partnered Clinical Programs

BGB324 – BerGenBio

In June 2011, Rigel entered into an exclusive, worldwide research, development and commercialization agreement with BerGenBio for our investigational AXL receptor tyrosine kinase (AXL) inhibitor, BGB324/R428 (now referred to as bemcentinib).

The product is being investigated in two Phase 2 clinical trials for the treatment of hospitalized patients with COVID-19. Clinical trials are also ongoing across oncology indications with high unmet medical need including acute myeloid leukemia (AML), myelodysplastic syndrome (MDS), and non-small cell lung cancer (NSCLC).

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

In September 2020, worldwide rights to DS-3032 were out-licensed from Daiichi to Rain Therapeutics Inc. (Rain). In July 2021, Rain announced that it initiated the Phase 3 study that will evaluate the efficacy and safety of milademetan (RAIN-32), a MDM2 inhibitor, for the treatment of de-differentiated liposarcoma, a rare cancer originating from fat cells located in the soft tissues of the body.

AZ-D0449 – AZ

AZ is currently conducting a Phase 1 study in healthy volunteers and patients with mild asthma to investigate the safety, anti-inflammatory effect of inhaled AZ-D0449. The study, which follows the single and multiple ascending doses, has completed its enrollment.

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

Results of Operations

Three and Six Months Ended June 30, 2021 and 2020

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Product sales, net	$17,053	$14,974	$2,079	$29,429	$27,654	$1,775
Contract revenues from collaborations	3,713	1,047	2,666	69,355	44,128	25,227
Government contract	5,500	—	5,500	8,500	—	8,500
Total revenues	$26,266	$16,021	$10,245	$107,284	$71,782	$35,502

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
ASD Healthcare and Oncology Supply	36%	47%	13%	20%
McKesson Specialty Care Distribution Corporation	33%	41%	13%	16%
Lilly	16%	—	65%	—
Cardinal Healthcare	13%	*	*	*
Grifols	*	*	*	61%

Product sales during the three and six months ended June 30, 2021 and 2020 were related to sales of TAVALISSE in the U.S. TAVALISSE has been prescribed across all lines of therapy in steroid refractory patients in ITP. It has been utilized by an increasingly broad base of prescribers and community physicians, with growing early line use and continued strong refill rates. We recognize product sales, net of discounts and allowances. For the three and six months ended June 30, 2021, our net product sales of TAVALISSE increased by 14% and 6%, respectively, compared to the same periods in 2020. The increase was primarily driven by increased quantities sold and price per bottle. In the first quarter of 2021, we experienced lower than anticipated sales of TAVALISSE due to impacts of the COVID-19 pandemic as well as the typical first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole, along with physician and patient access issues created by the COVID-19 pandemic. Incrementally, our net product sales in the first quarter of 2021 were negatively impacted by the decrease in level of inventories remaining at our distribution channels.

Contract revenues from collaborations of $3.7 million in the three months ended June 30, 2021 was comprised of $3.3 million in revenue related to our license agreement with Lilly and $381,000 in revenue related to the research and development services with Grifols. Contract revenues from collaborations of $69.4 million in the six months ended June 30, 2021 was comprised of $63.9 million revenue related to our license agreement with Lilly, $4.0 million revenue related to grant of non-exclusive license of a certain patent to an unrelated third-party company, $1.0 million revenue for the delivery of drug supply under our collaboration agreement with Grifols and $381,000 in revenue related to the research and development services with Grifols. Contract revenues from collaborations of $1.0 million and $44.1 million in the three and six months ended June 30, 2020, respectively, pertained to the revenue from upfront fee we previously received from Grifols in the first quarter of 2019, as well as the milestone payment received from Grifols in the first quarter of 2020 upon EC approval of the MAA for fostamatinib in Europe.

Government contract revenue for the three and six months ended June 30, 2021 of $5.5 million and $8.5 million, respectively, were related to the income we recognized from the $16.5 million government award granted to us, pursuant to the agreement we entered in January 2021 with the U.S. Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. We expect to receive the remaining award of $8.0 million and will recognize as income throughout the period we conduct our clinical trial, when there is reasonable assurance that the conditions of the grant will be met, and the grant will be received.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time. We cannot currently fully forecast the extent of the impacts that the COVID-19 pandemic may have on our product sales. As of June 30, 2021, we had deferred revenues of $5.8 million, which we will recognize as revenue upon satisfaction of our remaining performance obligations under our collaboration agreements with Lilly, Grifols and Kissei.

Cost of Product Sales

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Cost of product sales	$129	$279	$(150)	$445	$434	$11

The cost of product sales during the three and six months ended June 30, 2021 and 2020 were related to our product, TAVALISSE. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of product sales during the three months ended June 30, 2021 and 2020. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical ingredient (API) that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing. The decrease in cost of product sales during the three months ended June 30, 2021 compared to the same period in 2021 was primarily due to the delivery of drug supply to Grifols for its commercialization in the second quarter of 2020. The cost of product sales remained flat for the six months ended June 30, 2021 compared to the same period in 2020. During the first quarter of 2021, we delivered drug supply to Grifols, which offsets the decrease in cost of product sales in the second quarter of 2021 as discussed above.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Research and development expense	$16,807	$14,214	$2,593	$33,633	$30,363	$3,270
Stock-based compensation expense included in research and development expense	$534	$458	$76	$1,120	$1,152	$(32)

The increase in research and development expense for the three months ended June 30, 2021, compared to the same period in 2020, was primarily due to the increases in research and development costs related to our ongoing Phase 3 clinical trial on hospitalized COVID-19 patients of $4.0 million, development of our IRAK 1/4 inhibitor program of $401,000, and various other studies of $192,000, partially offset by decrease due to the completion of clinical trial in our RIP1 inhibitor program of $2.0 million.

The increase in research and development expense for the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to the increase in research and development costs related to our ongoing Phase 3 clinical trial on hospitalized COVID-19 patients of $7.5 million and development of our IRAK 1/4 inhibitor program of $1.0 million, partially offset by decrease due to the completion of clinical trial in our RIP1 inhibitor program of $5.0 million and various other research and development costs of $230,000.

We expect our research and development expense for the remainder of 2021 to increase as we continue our activities in our Phase 3 warm AIHA and COVID-19 studies. We have resumed new patient enrollment in certain clinical trial sites for our FORWARD study for warm AIHA and we expect to continue to incur expenses in managing the study and expenses related to measures to implement remote and virtual approaches, including delays in new patient enrollment, remote patient monitoring and other alternative course of actions to maintain our study in warm AIHA. We have also recently initiated our Phase 3 clinical trial in hospitalized COVID-19 patients and expect to continue to enroll patients in 2021. The $16.5 million grant awarded by the Department of Defense in January 2021 will partially fund our Phase 3 clinical trial for hospitalized COVID-19 patients. We cannot currently fully forecast the scope the evolving effects of COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on, and timing of, clinical study results.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,		From January 1, 2007*
	2021	2020	2021	2020	to June 30, 2021
Categories:
Research	$2,292	$2,156	$4,774	$4,831	$260,811
Development	12,481	10,119	24,736	21,360	472,498
Other	2,034	1,939	4,123	4,172	259,074
	$16,807	$14,214	$33,633	$30,363	$992,383

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses mainly represent allocated facilities costs of approximately $1.5 million for each of the three months ended June 30, 2021 and 2020, and allocated stock-based compensation expense of approximately $534,000 and $458,000 for the three months ended June 30, 2021 and 2020, respectively. For each of the six months ended June 30, 2021 and 2020, allocated facilities costs were approximately $3.0 million, and allocated stock-based compensation expense was approximately $1.1 million and $1.2 million, for the six months ended June 30, 2021 and 2020, respectively.

For the three and six months ended June 30, 2021, a major portion of our total research and development expense was associated with our COVID-19, AIHA and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs. For the three and six months ended June 30, 2020, a major portion of our total research and development expense was associated with our AIHA, RIP1, and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$22,378	$18,920	$3,458	$44,499	$37,350	$7,149
Stock-based compensation expense included in selling, general and administrative expense	$1,772	$1,299	$473	$3,825	$2,629	$1,196

The increase in selling, general and administrative expense for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to the increases in costs of consultants and third-party services of $1.6 million, commercial activities of $672,000, travel -related expenses of $483,000, stock-based compensation of $473,000, and other various sales, general and administrative costs of $230,000.

The increase in selling, general and administrative expense for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the increases in costs of consultants and third-party services of $3.0 million, personnel-related costs of $1.1 million, stock-based compensation of $1.2 million, professional fees of $617,000, commercial activities of $535,000 and other various sales, general and administrative costs of $697,000.

We expect our selling, general and administrative expense for the remainder of 2021 to increase as we continue to expand our commercial activities, and assuming we will be able to fully resume in-person office visits and live engagements with healthcare providers. In response to the limitations on in-person office visits during the ongoing COVID-19 pandemic, we continue to deploy resources to enable our field-based employees to continue to engage virtually with healthcare providers. These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for our product. However, we are not currently able to fully forecast the scope of impacts that the COVID-19 pandemic may have on our commercial activities and sales of our product.

Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Interest income	$16	$169	$(153)	$17	$527	$(510)

Interest income results from our interest-bearing cash and investment balances. The decreases in interest income for the three and six months ended June 30, 2021 as compared to the same periods in 2020 were primarily due to decrease in interest rates on our investments.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Interest expense	$(1,759)	$(353)	$(1,406)	$(2,244)	$(495)	$(1,749)

Interest expense for the three and six months ended June 30, 2021 was comprised of interest on the financing liability from our collaboration partners Lily and Medison, and interest on outstanding balance on our term loan from Midcap. Interest expense for the three and six months ended June 30, 2020 was related to the outstanding balance on our term loan from Midcap. The increase in interest expense in the three and six months ended June 30, 2021 compared with the same periods in 2020 were mainly due to the interest expense associated with the financing liability from our collaboration partners, and partly due to the increase in the outstanding term loan credit balance. The principal balance of loan prior to May 2020 was the initial $10.0 million under Tranche 1. In May 2020, we accessed the Tranche 2 for an additional $10.0 million loan.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		Aggregate	June 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$(970)	$—	$(970)	$801	—	$801

The benefit from and the provision for income taxes for the three and six months ended June 30, 2021 were determined using our effective tax rate on our year-to-date income (loss). We estimated a state tax liability over our pre-tax income (loss) for 2021, and is primarily due to revenue recognized for the Lilly agreement. We do not expect to owe federal income taxes due to the sufficient net operating loss carryforwards that were generated prior to the enactment of the Tax Cuts and Jobs Act, as well as significant research and development credit carryforwards. We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. For the three and six months ended June 30, 2020, we did not record provision for income taxes due to our pre-tax book loss.

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

Liquidity and Capital Resources

Liquidity

As of June 30, 2021, we had approximately $153.4 million in cash, cash equivalents and short-term investments, as compared to approximately $57.3 million as of December 31, 2020. The increase of approximately $96.1 million was primarily attributable to the upfront cash payment of $125.0 million from Lilly, partially offset by cash used in our operating activities. As of June 30, 2021 and December 31, 2020, we maintained investment portfolios primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$35,261	$(17,131)
Investing activities	(42,127)	19,227
Financing activities	61,316	11,852
Net increase in cash and cash equivalents	$54,450	$13,948

Net cash provided in operating activities was $35.3 million for the six months ended June 30, 2021, compared to net cash used in operating activities of $17.1 million for the six months ended June 30, 2020. Net cash provided by operating activities for the six months ended June 30, 2021 was primarily due to the cash received from Lily for the portion allocated as net transaction price of $67.1 million, proceeds from sales of TAVALISSE, cash received from the awards granted by the U.S. Department of Defense of $4.5 million, cash received related to a non-exclusive license agreement with an unrelated third party of $4.0 million, and cash received from Grifols of $1.0 million for a delivery of drug supply for its commercialization. These increases were partially offset by payments of our research and development programs and other operating expenses. Net cash used in operating activities for the six months ended June 30, 2020 was primarily related to cash payments for our research and development programs and other operating expenses, partially offset by the $20.0 million payment received from Grifols and proceeds from sale of TAVALISSE.

Net cash used in investing activities was $42.1 million for the six months ended June 30, 2021, compared to net cash provided by investing activities of $19.2 million for the six months ended June 30, 2020. Net cash used in investing activities during the six months ended June 30, 2021 was due to net purchases of short-term investments of $41.6 million and capital expenditures of $478,000. Net cash provided by investing activities during the six months ended June 30, 2020 was due to net maturities of short-term investments of $19.8 million, partially offset by capital expenditures of $563,000.

Net cash provided by financing activities was approximately $61.3 million for the six months ended June 30, 2021, compared to approximately $11.9 million for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 was primarily due to the cash received from Lily for the portion allocated as financing component amounting to $57.9 million, and proceeds from exercise of stock options and participation in the Purchase Plan. Net cash provided by financing activities for the six months ended June 30, 2020 was related to the net proceeds from funding of the second tranche from our term loan credit facility with MidCap of $10.0 million and exercise of stock options and participation in the Purchase Plan of $1.9 million.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of TAVALISSE, through at least the next 12 months from the Form 10-Q filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercializing a product, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities, contract payments under our collaboration agreements and from sales of TAVALISSE beginning in May 2018. We have consumed substantial amounts of capital resources to date as we continue our research and development activities, including preclinical studies and clinical trials and our ongoing commercial launch of TAVALISSE.

In addition to the upfront cash payment we received from Lilly under the Global Exclusive License Agreement, we may also be eligible for potential development, regulatory, and commercial milestone payments totaling up to an additional $835.0 million, as well as tiered royalties on net sales of non-CNS and CNS disease products up to low-double digits that will vary depending upon our clinical development investment. Further, under our other sponsored research and license agreements with Griffols, Kissei, Medison, AZ, BerGenBio and Daiichi, we may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners. Total future contingent payments to us under such agreements (excluding Lilly) could exceed $500.0 million if all potential product candidates achieved all of the payment triggering events under such agreements (based on a single product candidate under each agreement). See further discussions of our Commercialization and Sponsored Research and License Agreements and Government Grants in Note 8 to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In January 2021, we were awarded $16.5 million by the U.S. Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Under the agreement with the U.S. Department of Defense, we are entitled to receive such award based on the agreed-upon payment schedule, subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the U.S. Department of Defense that such events or milestones have been met. During the three and six months ended June 30, 2021, we recognized income from the awards from the U.S. Department of Defense of $5.5 million and $8.5 million, respectively. We expect to receive the remaining awards of $8.0 million throughout the period of which we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the U.S. Department of Defense as specified in the agreement.

In August 2020, we entered into an Open Market Sale Agreement SM with Jefferies LLC, as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. In April 2021, the registration statement registering the sale of shares under the Open Market Sale Agreement expired. From the time of implementation of the Open Market Sale Agreement through expiration of the registration statement, no sales of shares occurred. A new shelf registration statement will be filed concurrent with the filing of this Quarterly Report on Form 10-Q to register the sale of additional shares under the Open Market Sale Agreement.

As of June 30, 2021, we have principal term loan outstanding with MidCap amounting to $20.0 million, pursuant to the Credit and Security Agreement (Credit Agreement) we entered in September 2019. The Credit Agreement provides for $60.0 million term loan credit facility. To date, the credit facility provides us with access for an additional $40.0 million term loan subject to the achievement of certain customary conditions.

We have a sublease agreement originally entered in December 2014, and subsequently amended in February 2017 and July 2017, with an unrelated third party to occupy a portion of our research and office space which expire in January 2023. As of June 30, 2021, we expect to receive approximately $7.4 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

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

Material Cash Requirements

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

As of June 30, 2021, we do not have other material contractual commitments with respect to the arrangements discussed above nor we had off-balance sheet arrangements, but we had the following contractual commitments related to our facilities lease and credit facility:

		Payment Due By Period

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(in thousands)
Facilities lease (1)	$16,419	$10,283	$6,136	$—	$—
Credit facility with MidCap (2)	23,272	1,430	19,317	2,525	—
Total	$39,691	$11,713	$25,453	$2,525	$—
(1)	The facilities lease obligations do not include the sublease income as discussed above.
(2)	Under our Credit Agreement with MidCap, we are obligated to make interest payments at an annual rate of one-month LIBOR plus 5.65%, originally for the first 24 months and the interest plus principal amortization for the next 36 months. Our Credit Agreement provides us an option to extend the interest-only period to 36 months and again to 48 months upon the satisfaction of certain conditions set forth in the Credit Agreement. In June 2021, we satisfied the conditions under the Credit Agreement which effectively extended the interest-only period to 36 months or through October 1, 2022. We are also obligated to pay administrative fees annually and a final fee upon final payment.

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

Not applicable.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

●	Our prospects are highly dependent on our first commercial product, TAVALISSE (fostamatinib disodium hexahydrate). To the extent that the commercial success of TAVALISSE in the United States is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.

●	Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.

●	Even if we, or any of our collaborative partners, are able to continue to commercialize TAVALISSE or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.

●	If we are unable to successfully market and distribute TAVALISSE and retain experienced sales force, our business will be substantially harmed.

●	We are subject to stringent and evolving privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.

●	If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.

●	Unforeseen safety issues could emerge with TAVALISSE that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.

●	We rely and may continue to rely on two distribution facilities for the sale of TAVALISSE and potential sale of any of our product candidates.

●	We may not be able to obtain Emergency Use Authorization (EUA) for fostamatinib for the treatment of hospitalized patients with COVID-19, and, even if we do, absent supplemental NDA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.

●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

●	We might not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates.

●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities and partnering.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

We may need to continue to increase the size of our organization and we may encounter difficulties with managing our growth, which could adversely affect our business and results of operations.*

Although we have recently substantially increased the size of our organization, we may need to add additional qualified personnel and resources to support our commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including commercialization of TAVALISSE and development of our other product candidates.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, anti-bribery kickbacks, self-dealing and other abusive practices or inappropriate. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off-label uses of our products, structuring and commission(s), certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Business – Government Regulation – Healthcare and Privacy Law and Regulation” in Part I, Item 1 of our Annual Report on Form 10-K filed on March 2, 2021 for more information on the healthcare laws and regulations that may affect our ability to operate.

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

We are subject to stringent and evolving privacy and information security laws, regulations, rules, policies, and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.*

We are subject to, or affected by, various federal, state and foreign laws, rules, directives, and regulations, as well as regulatory guidance, policies and contractual obligations relating to privacy and information security, governing the collection, access, acquisition, use, disclosure, processing, modification, retention, storage, transfer, destruction, protection, and security (collectively, “processing”) of personal information and other sensitive information about individuals. The global privacy and information security landscape is evolving rapidly, and implementation standards and enforcement practices are likely to continue to develop for the foreseeable future and may result in conflicting or inconsistent compliance obligations. Legislators and regulators are increasingly adopting or revising privacy and information security laws, rules, directives, and regulations that may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to process personal information, transfer data internationally, necessitate the acceptance of more onerous obligations in our contracts, result in enforcement actions, litigation or other liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing the processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions, litigation, and other consequences for noncompliance with privacy and information security laws and regulations are rising. Compliance with applicable privacy and information security laws and regulations, as well as regulatory guidance, policies and contractual obligations, is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new privacy and information security requirements. If we fail to comply with any such obligations, we may face significant investigations, fines, penalties and claims that could materially and adversely affect our business, financial condition, results of operations, ability to process personal information, and could reduce income from certain business initiatives.

In the U.S., these include various federal, state, and local statutes, rules, and regulations relating to privacy and data security. The Federal Trade Commission (“FTC”) has authority under Section 5 of the FTC Act to regulate unfair, deceptive, or abusive acts or practices, and has increasingly used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The U.S. federal government has also enacted statutes to address privacy and information security issues impacting particular industries or activities, including the following laws and regulations: the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and other laws and regulations. In addition, state legislatures have increasingly enacted statutes to address privacy and information security issues, including the California Consumer Privacy Act of 2018, or the CCPA, and similar state laws such as Virginia’s Consumer Data Protection Act and the Colorado Privacy Act. For example, the CCPA establishes a privacy framework applicable to for-profit entities that are doing business in California, including an expansive definition of personal information and data privacy rights for California residents. The CCPA, among other things, authorizes the imposition of potentially severe statutory damages and created a private right of action for data security breaches. The CCPA also requires businesses subject to the law to provide new disclosures to California residents and to provide them with expanded rights with respect to their personal information, including the right to opt-out of the sale of such information. Although there are limited exemptions for clinical trial and other research-related data under the CCPA, the CCPA and other similar laws could impact our business depending on how the CCPA will be interpreted by the new California Privacy Protection Agency. As we expand our operations, the CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. The CPRA will, among other things, give California residents the ability to limit the use of their sensitive information, opt-out of certain types of profiling and artificial intelligence activities, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Additionally, Colorado and Virginia both signed privacy legislation earlier this year, each of which go into effect in 2023, and multiple other states as well as the federal government are considering enacting similar legislation. Many states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. New privacy laws add additional complexity, requirements, restrictions and potential legal risk. Accordingly, compliance programs may require additional investment in resources, and could impact availability of previously useful data.

Internationally, our operations abroad may also be subject to increased scrutiny or attention from foreign data protection authorities. For example, our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in the European Economic Area, Switzerland, and/or the UK (collectively, “Europe”). Many jurisdictions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the EU General Data Protection Regulation, or the EU GDPR, impose strict requirements for processing personal information (i.e., data which identifies an individual or from which an individual is identifiable), including clinical trial data and grant individuals various data protection rights (e.g., the right to erasure of personal data). In turn, the EU GDPR and similar laws increase our obligations with respect to clinical trials conducted in Europe by expanding the definition of personal information to include also coded data and requiring (i) changes to informed consent practices and more detailed notices for clinical trial participants and investigators, (ii) us to consider data protection as any new products or services are developed and to limit the amount of personal information processed; and (iii) us to implement appropriate technical and organizational measures to safeguard personal information and to report certain personal data breaches to the supervisory authority without undue delay (for the EU GDPR no later than 72 hours where feasible). In the event of non-compliance,, the EU GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue, whichever is greater. In addition, the EU GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

European data protection laws, including the EU GDPR, generally also prohibits the transfer of personal information from Europe to the United States and most other countries that are not recognized as having “adequate” data protection laws by the European Commission unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union (CJEU) issued a decision in July 2020 invalidating the EU-U.S. Privacy Shield framework (Schrems II) and imposing further restrictions on the use of standard contractual clauses (SCCs) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in Europe. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-U.S. Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) and the Swiss-U.S. Privacy Shield has not been officially invalidated). Further, the European Commission recentlypublished new SCCs, which place onerous obligations on the contracting parties. At present, there are few, if any, viable alternatives to the SCCs. As such, any transfers by us or our third-party vendors, collaborators of others of personal information from Europe to the United States or elsewhere may not comply with European data protection laws; may increase our exposure to European data protection laws’ heightened sanctions for cross-border data transfer restrictions; may restrict our clinical trial activities in Europe; and limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Following the UK’s departure from the EU (“Brexit”), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. Also, following the expiry of the post-Brexit transitional arrangements, the UK Information Commissioner’s Office will not be able to be our “lead supervisory authority” in respect of any “cross border processing” for the purposes of the EU GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state, we are not able to benefit from the EU GDPR’s “one stop shop” mechanism. Amongst other things, this would mean that, in the event of a violation of the EU GDPR, we could be subject to investigations and administrative fines from multiple supervisory authorities.

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

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, collaborators, contractors, service providers or vendors fail to act in accordance with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, trial participants or research subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information, or exercise rights to do so under applicable privacy legislation. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy policies and documentation, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In addition to data privacy requirements, many jurisdictions have mandatory clinical trial information obligations on sponsors. In the EU this is under the Transparency Regulation No 1049/ 2001, EMA Policy 0043, EMA Policy 0070, as well as the Clinical Trials Regulation No 536/2014, all of which impose on sponsors the obligation to make publicly available certain information stemming from clinical studies. In the EU, the transparency framework provides for a wide right for (EU-based at the moment) interested parties to submit an access to documents request to the EMA for information included in the marketing authorization application dossier for approved medicinal products. Only very limited information is exempted from disclosure, i.e. commercially confidential information (which is construed increasingly narrowly) and protected personal data. It is possible for competitors to access and use this data in their own research and development programs anywhere in the world, once this data is in the public domain.

Enhanced governmental and public scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs may require us to modify our programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.*

To help patients afford our products, we have a patient assistance program that helps financially needy patients. This type of program has become the subject of scrutiny. Some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. Our patient assistance program could become the target of similar litigation. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about manufacturer-sponsored patient assistance programs, including, for example, manufacturer-sponsored patient assistance programs, co-pay assistance programs, and manufacturer contributions to independent charitable patient assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons.

If we are deemed not to have complied with laws or regulations in the operation of, or our interactions with, these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient assistance programs and support, and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may propose establishing requirements with respect to these programs and/or support that affect pharmaceutical manufacturers. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. A government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.

Under the U.S. Food, Drug and Cosmetic Act (FDCA), the FDA can approve an abbreviated new drug application (ANDA) for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form, route of administration and that it is bioequivalent to the branded product. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data FDA would expect to see for approval of a generic version of TAVALISSE.

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

In addition, the Office of Inspector General of HHS and other Congressional enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (AMP) and best price (BP) for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have an adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid for our covered outpatient drugs or under Medicare Part B for any of our products that may be reimbursed under Part B.

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

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. While we intend to opportunistically seek access to additional funds through public or private equity offerings or debt financings, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our credit facility with MidCap involves certain covenants and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

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

At closing, $10.0 million was funded to us in an initial tranche. The Credit Agreement also gave us the ability to access an additional $50.0 million at our option, of which $40.0 million may be drawn in two tranches subject to the achievement of certain customary conditions. In May 2020, our second tranche of $10.0 million was funded by MidCap. If we are unable to satisfy these or other required conditions, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

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

Our business planning requires us to forecast or make assumptions regarding product demand and revenues for any of our product candidates if they are approved despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators or other third parties to conduct commercial activities in certain geographies and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

●	the efficacy and safety of any of our product candidates, including as relative to marketed products and product candidates in development by third parties;
●	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;
●	the rate of adoption in the particular market, including fluctuations in demand for various reasons;
●	impacts due to the ongoing COVID-19 pandemic;
●	lack of patient and physician familiarity with the drug;
●	lack of patient use and physician prescribing history;
●	lack of commercialization experience with the drug;
●	actual sales to patients may significantly differ from expectations based on sales to wholesalers; and
●	uncertainty relating to when the drug may become commercially available to patients and rate of adoption

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability. *

We recognized an income from operations of approximately $28.7 million during the six months ended June 30, 2021 primarily due to the timing of recognition of revenue from the license agreement with Lilly. We historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next twelve months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of June 30, 2021, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses or profitability, if any, especially due to the ongoing COVID-19 pandemic, is highly uncertain.

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

We believe that our ability to compete is dependent, in part, upon our ability to create, maintain and license scientifically-advanced technology and upon our and our collaborators’ ability to develop and commercialize pharmaceutical products based on this technology, as well as our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes, secure effective market access by ensuring competitive pricing and reimbursement in territories of interest, and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon our technology. The failure by any of our collaborators or us in any of those areas may prevent the successful commercialization of our potential drug targets.

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

Our ability to compete successfully will depend, in part, on our ability to:

●	identify and validate targets;
●	discover candidate drug compounds that interact with the targets we identify in a safe and efficacious way;
●	attract and retain scientific and product development personnel;
●	recruit subjects into our clinical trials;
●	obtain and maintain required regulatory approvals;
●	obtain patent or other proprietary protection for our new drug compounds and technologies; and
●	enter commercialization agreements for our new drug compounds.

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

The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	our ability to continue to sell TAVALISSE in the United States;
●	our ability to enter into partnering opportunities across our pipeline;
●	the receipt or failure to receive the additional funding necessary to conduct our business;
●	selling of our common stock by large stockholders;
●	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	publicity regarding actual or potential medical results relating to products under development by our competitors or us;
●	regulatory developments in the United States and foreign countries;
●	changes in the structure of healthcare payment systems;

●	litigation or arbitration;
●	economic and other external factors or other disaster or crisis; and
●	period-to-period fluctuations in financial results.

The withdrawal of the UK from the EU may adversely impact our ability to obtain regulatory approvals of our product candidates in the UK and the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the UK and the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the UK and the EU

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the UK and the EU was agreed in December 2020 and has been approved by each EU member state and the UK

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU Great Britain (made up of England, Scotland, and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by such procedures). A separate marketing authorization will be required to market drugs in Great Britain. It is currently unclear whether the Medicines and Healthcare products Regulatory Agency, or MHRA, in the UK is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

While the Trade Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU

Orphan designation in Great Britain following Brexit is granted on an essentially identical basis to in the EU but is based on the prevalence of the condition in Great Britain.  It is therefore possible that conditions that are currently designated as orphan conditions in Great Britain will no longer be and that conditions that are not currently designated as orphan conditions in the EU will be designated as such in Great Britain.

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

Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer other breakdowns, cyber-attacks, or information security breaches.*

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business, particularly during the COVID-19 pandemic. We also rely on third party vendors and their information technology systems. Despite the implementation of security measures, our recovery systems, security protocols, network protection mechanisms and other security measures and those of our CROs and other contractors and consultants are vulnerable to compromise from natural disasters; terrorism; war; telecommunication and electric failures; traditional computer hackers; malicious code (such as computer viruses or worms); employee error, theft or misuse; denial-of-service attacks; cyber-attacks by sophisticated nation-state and nation-state supported actors including ransomware; or other system disruptions. We receive, generate and store significant and increasing volumes of personal (including health), confidential and proprietary information. There can be no assurance that we, or our collaborators, CROs, third-party vendors, contractors and consultants, will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or breaches. Any breakdown, cyber-attack or information security breach could result in a disruption of our drug development programs or other aspects of our business. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, incur significant remediation or litigation costs, result in product development delays, disrupt key business operations, cause loss of revenue and divert attention of management and key information technology resources.

Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. As the cyber-threat landscape evolves, these threats will likely grow in frequency, sophistication and intensity and may become increasingly difficult to detect. The costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing. Cyber threats may be generic, or they may be targeted against our information systems. Our network and storage applications and those of our contract manufacturing organizations, collaborators, contractors, CROs or vendors may be subject to unauthorized access or processing by hackers or breached due to operator or other human error, theft, malfeasance or other system disruptions. We may be unable to anticipate or immediately detect information security incidents and the damage caused by such incidents. These data breaches and any unauthorized access , processing or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Because our services involve the processing of personal information and other sensitive information about individuals we are subject to various laws, regulations, industry standards, and contractual requirements related to such processing. Any event that leads to unauthorized access, processing or disclosure of personal information, including personal information regarding our clinical study participants or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws, regulations or contracts that protect the privacy and security of personal information, which could disrupt our business, damage our reputation with our stakeholders, result in increased costs or loss of revenue, lead to negative publicity or result in significant financial exposure. The CCPA, in particular, includes a private right of action for California consumers whose personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures, and hence may result in civil litigation in the event of a security breach impacting such information. In addition, legislators and regulators in the U.S. have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in response to increasing broad-based cyberattacks, including the CCPA and New York SHIELD Act. New data security laws add additional complexity, requirements, restrictions and potential legal risk and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data.

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

A security breach may cause us to breach our contracts with third parties. Our agreements with relevant stakeholders such as collaborators may require us to use legally required, industry-standard or reasonable measures to safeguard personal information. A security breach could lead to claims by relevant stakeholders that we have failed to comply with such contractual obligations, or require us to cooperate with these stakeholders in their own compliance efforts related to the security breach. In addition, any non-compliance with our data privacy obligations in our contracts or our inability to flow down such obligations from relevant stakeholders to our vendors may cause us to breach our contracts. As a result, we could be subject to legal action or the relevant stakeholders could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

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

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, we filed a universal shelf registration statement in March 2018 which was declared effective by the SEC in April 2018, under which we sold 18,400,000 shares of common stock at a weighted-average price of $3.90 per share for net proceeds of $67.2 million, after deducting sale commissions. While that universal shelf registration statement has expired, concurrent with the filing of this Quarterly Report on Form 10-Q, a new universal shelf registration statement will be filed and, in connection therewith, register an additional $100.0 million of shares for sale under our Open Market Sale Agreement with Jefferies. We may also in the future enter into underwriting or sales agreements with financial institutions for the offer and sale of any combination of common stock, preferred stock, debt securities and warrants in one or more offerings. If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, future sales by us of our common stock may be dilutive to existing stockholders. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

Risks Related to Clinical Development and Regulatory Approval

Enacted or future legislation, and/or potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and/or commercialize fostamatinib or our product candidates, once approved, and affect the prices we may set or obtain.*

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell fostamatinib or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the law. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect, for example:

●	the demand for fostamatinib or our product candidates, if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

Additionally, any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

In the United States, the EU and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. In the United States, there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer-sponsored patient assistance programs, and reform government program reimbursement methodologies for drugs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection under the federal Anti-Kickback Statute for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor manufacturer for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (CMS) also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which, among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. The Biden administration has begun taking executive actions to address drug pricing and other healthcare policy changes, though it remains unclear whether the Biden administration will work to reverse the measures taken by the Trump administration or pursue similar policy initiatives. On July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs.

Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications and patient populations that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. We have implemented compliance and monitoring policies and procedures, including a process for internal review of promotional materials, to deter the promotion of TAVALISSE for off-label uses. We cannot guarantee that these compliance activities will prevent or timely detect off-label promotion by sales representatives or other personnel in their communications with health care professionals, patients and others, particularly if these activities are concealed from the Company. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with the FDA’s or other competent national authority’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these regulatory authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines, which could result in the disgorgement of money, operating restrictions, injunctions or civil or criminal enforcement, and other consequences, any of which could harm our business.

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

Delays in clinical testing could result in increased costs to us.*

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. For example, for our Phase 3 pivotal trial of TAVALISSE in wAIHA, although a limited number of clinical trial sites have resumed screening patients after a temporary pause due to the ongoing COVID-19 pandemic, we continue to experience slower than expected enrollment. Similarly, our Phase 3 clinical trial to further evaluate fostamatinib in hospitalized patients with COVID-19 is currently enrolling but may experience similar delays. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

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

We may not be able to obtain Emergency Use Authorization (EUA) for fostamatinib for the treatment of hospitalized patients with COVID-19, and, even if we do, absent supplemental NDA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.*

Based on the results of the NIH Phase 2 trial, we filed an EUA for the use of fostamatinib for the treatment of hospitalized patients with COVID-19. The FDA has communicated that it may not consider the results of the Phase 2 trial, on their own, to be sufficient to support an EUA. If FDA determines that the Phase 2 data do not support an EUA, it could grant an EUA based on the results of our Phase 3 trial on hospitalized patients with COVID-19, and/or may require us to conduct additional clinical trials, either of which would result in significant delay. Section 564 of the FDCA allows the FDA to authorize the shipment of drugs, biological products, or medical devices that either lack required approval, licensure, or clearance (unapproved products), or are approved but are to be used for unapproved ways to diagnose, treat, or prevent serious diseases or conditions in the event of an emergency declaration by the HHS Secretary.

On February 4, 2020, HHS Secretary Alex M. Azar II declared a public health emergency for COVID-19, under 21 U.S.C. § 360bbb-3(b)(1), justifying the authorization of emergency use of unapproved therapeutic products, or unapproved uses of approved or cleared therapeutic products, to treat COVID-19. This determination was published in the Federal Register on February 7, 2020.

While this emergency declaration is effective, the FDA may authorize the use of an unapproved product or an unapproved use of an approved product if it concludes that:

•	an agent referred to in the emergency declaration could cause a serious or life-threatening disease or condition;

•

it is reasonable to believe that the authorized product may be effective in diagnosing, treating, or preventing that disease or condition or a serious or life-threatening disease or condition caused by an approved product or a product marketed under an EUA;

•

the known and potential benefits of the authorized product, when used for that disease or condition, outweigh known and potential risks, taking into consideration the material threat of agents identified in the emergency declaration;

•	there is no adequate, approved, and available alternative to the authorized product for diagnosing, preventing, or treating the relevant disease or condition;
•	any other criteria prescribed by the FDA is satisfied.

Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDCA authorizes FDA to impose such conditions on an EUA as may be necessary to protect the public health. Consequently, postmarketing requirements will vary across EUAs. In addition, FDA has, on occasion, waived requirements for drugs marketed under an EUA.

Generally, EUAs for unapproved products or unapproved uses of approved products require that manufacturers distribute factsheets for healthcare providers, addressing significant known and potential benefits and risk, and the extent to which benefits and risks are unknown, and the fact that FDA has authorized emergency use; and, distribution of factsheets for recipients of the product, addressing significant known and potential benefits and risk, and the extent to which benefits and risks are unknown, the option to accept or refuse the product, the consequences of refusing, available alternatives, and the fact that FDA has authorized emergency use.

Generally, EUAs for unapproved products and, per FDA’s discretion, EUAs for unapproved uses of approved products, include requirements for adverse event monitoring and reporting, and other recordkeeping and reporting requirements. Note, however, that approved products are already subject to equivalent requirements.

In addition, FDA may include various requirements in an EUA as a matter of discretion as deemed necessary to protect the public health, including restrictions on which entities may distribute the product, and how to perform distribution (including requiring that distribution be limited to government entities), restrictions on who may administer the product, requirements for collection and analysis of safety and effectiveness data, waivers of cGMP, and restrictions applicable to prescription drugs or restricted devices (including advertising and promotion restrictions).

The FDA may revoke an EUA when it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety. We cannot predict how long, if ever, an EUA would remain in place.

Our COVID-19 product candidate may not be successfully protect against variants of the SARS-CoV-2 virus.*

As the pandemic has continued, the SARS-CoV-2 virus continues to evolve, and new strains of the virus or those that are already in circulation may prove more transmissible or cause more severe forms of COVID-19 disease than the predominant strains to date. There is a risk that any product candidates we develop will not be as effective against variant strains of the SARS-CoV-2 virus expressing variants of the spike protein, particularly strains with mutations in the receptor binding domain and N-terminal domain. Such failure could lead to significant reputational harm, in addition to adversely affecting our financial results.

Public perceptions of the risk-benefit balance for our COVID-19 product candidates may be affected by adverse events in clinical trials involving our product candidate or other COVID-19 treatments*

Negative perception of the efficacy, safety, or tolerability of any investigational medicines that we develop, or of other products similar to products we are developing, such as fostamatinib for the treatment of COVID-19, could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.

Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products, including other COVID-19 treatments, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop. If and when they are used in clinical trials, our developmental candidates and investigational medicines could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions, other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by U.S., state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of any approved products or demand for any products we may develop.

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

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, the European Medicines Agency, national competent authorities in the EU and UK and other federal and state government and regulatory agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to comply with applicable regulations, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, warning or similar letters or civil, criminal or administrative sanctions against the company, any of which could adversely affect our business.

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

If any of our third-party contractors fail to perform their responsibilities to comply with FDA rules and regulations, the marketing and sales of our products could be delayed and we may be subject to enforcement action, which could decrease our revenues.*

Conducting our business requires us to manage relationships with third-party contractors. As a result, our success depends partially on the success of these third parties in performing their responsibilities to comply with FDA rules and regulations. Although we pre-qualify our contractors and we believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities.

If any of our partners or contractors fail to perform their obligations in an adequate and timely manner, or fail to comply with the FDA’s rules and regulations, then the marketing and sales of our products could be delayed. FDA may also take enforcement actions against us based on compliance issues identified with our contractors. If any of these events occur, we may incur significant liabilities, which could decrease our revenues.

Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not assure FDA approval of our product candidates.*

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply for FDA fast track designation. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the review team during product development, and the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

However, fast track designation does not change the standards for approval and does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while the FDA has granted fast track designation to TAVALISSE for the treatment of warm AIHA and/or we may seek and receive fast track designation for our future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We have obtained orphan drug designation in the United States for fostamatinib for the treatment of ITP and warm AIHA. We may seek orphan drug designation for other product candidates in the future. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. At this time, we do not have nor will we seek to apply for orphan drug designation in the EU or the UK in the foreseeable future.

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

Risks Related to Commercialization

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

Even if we, or any of our collaborative partners, are able to continue to commercialize TAVALISSE or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.*

The commercial success of any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future will depend substantially on the extent to which the costs of our product or product candidates are or will be paid by third-party payors, including government health care programs and private health insurers. There is a significant trend in the health care industry by public and private payers to contain or reduce their costs, including by taking the following steps, among others: decreasing the portion of costs payers will cover, ceasing to provide full payment for certain products depending on outcomes or not covering certain products at all. If payers implement any of the foregoing with respect to our products, it would have an adverse impact on our revenue and results of operations. If coverage is not available, or reimbursement is limited, we, or any of our collaborative partners, may not be able to successfully commercialize TAVALISSE or any of our product candidates in some jurisdictions. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any of our collaborative partners, to establish or maintain pricing sufficient to realize an adequate return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors; therefore, coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific, clinical or other support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed, which could delay market entry (or, if pricing is not approved, we may be unable to sell at all in a country where we have received regulatory approval for a product. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some countries, the proposed pricing for a drug must be approved before it may be lawfully marketed,). In addition, authorities in some countries impose additional obligations, such as health technology assessments (HTAs), which assess the performance of a drug in comparison with its cost. The outcome of HTA assessments is judged on a national basis and some payers may not reimburse the use of our products or may reduce the rate of reimbursement for our products and as a result, revenue from such products may decrease.

In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any of our collaborative partners, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. In particular, we cannot predict to what extent the evolving effects of the COVID-19 pandemic, depending on its scale and duration, may continue to disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to and demand for our products and our net sales. Adverse pricing limitations may also hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval. Further, even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborative partners receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any of our collaborative partners, to successfully commercialize TAVALISSE or any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors.

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

If we are unable to successfully market and distribute TAVALISSE and retain experienced sales force, our business will be substantially harmed.*

We currently have limited experience in marketing and selling pharmaceutical products. As a result, we will be required to expend significant time and resources and continuously train our sales force to be credible, persuasive and compliant with applicable laws in marketing TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. In addition, we must continually train our sales force to ensure that an appropriate and compliant message about TAVALISSE is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate health care providers regarding the potential benefits and proper administration of TAVALISSE, our efforts to successfully commercialize TAVALISSE could be put in jeopardy, which would negatively impact our ability to generate product revenues.

We have established our distribution, sales, marketing and market access capabilities, all of which will be necessary to successfully commercialize TAVALISSE. As a result, we will be required to expend significant time and resources to market, sell, and distribute TAVALISSE to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies including our virtual strategies in response to the restrictions and limitations resulting from the COVID-19 pandemic, or the distribution, sales, marketing and market access capabilities that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of TAVALISSE. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed. In addition, we actively participate in medical conferences and exhibits, such as the American Society of Clinical Oncology (ASCO) and ASH Annual Meeting & Exposition that are significant opportunities for us to educate physicians and key opinion leaders about TAVALISSE. Due to the COVID-19 pandemic, ASCO was held virtually in 2021 and it is uncertain if the other key conferences will be held virtually, postponed or cancelled. Such disruptions may prevent us from effectively educating the prescribing physicians and key opinion leaders about TAVALISSE which would negatively impact utilization of TAVALISSE and our results of operations and growth prospects could be adversely affected.

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

General Risks

Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.*

The COVID-19 pandemic has resulted in extended travel and other restrictions in order to reduce the spread of the disease. Several states and counties across the country including California and the San Francisco Bay Area issued orders and restrictions, including directing individuals to shelter in place, prohibiting certain non-essential gatherings, directing businesses and governmental agencies to cease non-essential operations at physical locations and advising against non-essential travel. In response to these public health directives and orders, we previously implemented work-from-home policies for certain employees and closed our office in South San Francisco requiring most of our personnel, including our administrative employees, to work remotely, and restricted on-site access to only those personnel performing essential activities.  Although we have recently initiated the first phase of our return-to-work initiatives, majority of our employees continue to work remotely. Our continued reliance on personnel working from home may negatively impact productivity, disrupt, delay, or otherwise adversely impact our business. In addition, with most of our employees continuing to work remotely, our exposure to cybersecurity risk has increased. This also creates data accessibility concerns and make us more susceptible to communication disruptions. Although most states and counties have since eased restrictions as the number of COVID-19 cases declined, the resurgence of COVID-19 cases, including the highly infectious Delta variant of the virus, could force states and counties to reinstate more severe restrictions to reduce the spread of the disease. The evolving effects of the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.

Since the COVID-19 pandemic was declared, we continued to observe reduced patient-doctor interactions and our representatives have had fewer visits with health care providers, which negatively affected our product sales and may continue to negatively affect our product sales in the future. Physicians with practices severely impacted by the COVID-19 pandemic, and who currently prescribe TAVALISSE, may eventually decide to close their independent practices and join a larger medical organization with a practice that does not prescribe TAVALISSE. Additionally, commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. Resources have been deployed to enable our field-based employees to continue to engage virtually with health care providers. Although these virtual engagements have enabled our field team to support existing prescribers, as well as partner with new prescribers to identify appropriate patients for TAVALISSE, we cannot rule out the future impact on our business if the pandemic continues for an extended period of time.

With respect to clinical development, we have taken, and continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible per recent FDA guidance and working with our investigators for appropriate care of these patients in a safe manner consistent with agency guidelines. We have a number of ongoing clinical trials, one of which is a global Phase 3 clinical study in warm AIHA. A number of our clinical trial investigators have paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled. Although some sites have resumed patient screening, the progress is slow, and we continue to experience delays in new patient enrollment. We are continuing to make decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to resuming enrollment/screening, considering the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drug, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. We continue to experience slower than anticipated enrollment in some of our clinical trials, and at this time we cannot currently fully forecast the scope of impact that the COVID-19 pandemic may have overall on clinical study results, including the timing thereof, or our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug and obtain complete data points in accordance with study protocol. In addition, our partner, Kissei, is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan the timing and completion of which could be delayed due to the COVID-19 pandemic. The delays may potentially delay future royalties on sales, as well as, receipt of future potential milestones. At this time, however, we cannot fully forecast the scope of impact that the COVID-19 pandemic may have on our partnership with Kissei.

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

The COVID-19 pandemic has similarly affected our collaboration and licensing partners for the commercialization of fostamatinib globally, as well as our ability to advance our various clinical stage programs. We do not yet know the full impact of such disruptions on our partners’ ability to advance commercialization of fostamatinib in the market and the timing of enrollment and completion of various clinical trials being conducted by our collaboration partners.

Health regulatory agencies globally may experience prolonged disruptions in their operations as a result of the COVID-19 pandemic. It is unknown how long these disruptions could continue. Any de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the completion of our clinical trials.

In addition, the evolving effects of the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or we may not be able to meet the requirements under our credit facility with MidCap in order for us to draw tranches 3 and/or 4 for $20.0 million each tranche. We could also experience an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, a recession or market correction resulting from the impact of the evolving effects of COVID-19 could materially affect our business and the value of our common stock. While we expect the evolving effects of the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or that of our business partners, are continuously extended and become more restrictive, we may need to reassess our priorities and our corporate objectives. Given the global economic slowdown, the risks and uncertainties associated with the pandemic could adversely affect our business, financial condition, results of operations and growth prospects in the future periods. These evolving effects could adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

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

We and our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable laws and regulations, there is risk that the unauthorized use of social media by us or our employees to communicate about our products or business, or any inadvertent promotional activity or disclosure of material, nonpublic information through these means, may cause us to be found in violation of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse impact on our business, financial condition and results of operations. Furthermore, negative posts or comments about us or our products on social media could seriously damage our reputation, brand image and goodwill.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.1+#	Rigel Pharmaceuticals, Inc. 2018 Equity Incentive Plan, as amended.
10.2+#	Rigel Pharmaceuticals, Inc. 2000 Employee Stock Purchase Plan, as amended.
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2021

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2021