Form 10-Q
period 2021-09-30
RIGEL PHARMACEUTICALS INC
filed 2021-11-02
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of October 29, 2021, there were 171,006,061 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2021	2020(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,403	$30,373
Short-term investments	112,743	26,954
Accounts receivable, net	14,991	15,973
Inventories	7,035	1,638
Prepaid and other current assets	5,932	14,045
Total current assets	171,104	88,983
Property and equipment, net	2,655	2,676
Operating lease right-of-use asset	11,824	17,895
Other assets	935	824
	$186,518	$110,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,144	$3,707
Accrued compensation	9,461	9,592
Accrued research and development	9,475	4,889
Other accrued liabilities	13,486	11,014
Lease liabilities, current portion	9,574	8,621
Deferred revenue	3,157	3,018
Other long-term liabilities, current portion	10,985	—
Total current liabilities	59,282	40,841

Long-term portion of lease liabilities	3,314	10,651
Loans payable, net of discount	19,887	19,815
Other long-term liabilities	54,365	5,045

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	171	169
Additional paid-in capital	1,350,736	1,339,833
Accumulated other comprehensive income (loss)	8	(4)
Accumulated deficit	(1,301,245)	(1,305,972)
Total stockholders’ equity	49,670	34,026
	$186,518	$110,378
(1)	The balance sheet as of December 31, 2020 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on March 2, 2021.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$16,012	$16,289	$45,441	$43,943
Contract revenues from collaborations	4,531	2,100	73,886	46,228
Government contract	1,000	—	9,500	—
Total revenues	21,543	18,389	128,827	90,171

Costs and expenses:
Cost of product sales	151	140	596	574
Research and development	18,300	14,600	51,933	44,963
Selling, general and administrative	22,877	17,430	67,376	54,780
Total costs and expenses	41,328	32,170	119,905	100,317

Income (loss) from operations	(19,785)	(13,781)	8,922	(10,146)
Interest income	14	36	31	563
Interest expense	(1,317)	(429)	(3,561)	(924)
Income (loss) before income taxes	(21,088)	(14,174)	5,392	(10,507)
Provision for (benefit from) income taxes	(136)	—	665	—
Net income (loss)	$(20,952)	$(14,174)	$4,727	$(10,507)

Net income (loss) per share
Basic	$(0.12)	$(0.08)	$0.03	$(0.06)
Diluted	$(0.12)	$(0.08)	$0.03	$(0.06)

Weighted average shares used in computing net income (loss) per share
Basic	170,886	168,932	170,297	168,658
Diluted	170,886	168,932	176,452	168,658

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(20,952)	$(14,174)	$4,727	$(10,507)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	1	(44)	12	(21)
Comprehensive income (loss)	$(20,951)	$(14,218)	$4,739	$(10,528)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2021	169,316,782	$169	$1,339,833	$(4)	$(1,305,972)	$34,026
Net income	—	—	—	—	39,500	39,500
Net unrealized gain on short-term investments	—	—	—	3	—	3
Issuance of common stock upon exercise of options	813,854	1	2,096	—	—	2,097
Stock-based compensation expense	—	—	2,672	—	—	2,672
Balance as of March 31, 2021	170,130,636	$170	$1,344,601	$(1)	$(1,266,472)	$78,298
Net loss	—	—	—	—	(13,821)	(13,821)
Net unrealized gain on short-term investments	—	—	—	8	—	8
Issuance of common stock upon exercise of options and participation in Purchase Plan	711,847	1	1,318	—	—	1,319
Stock-based compensation expense	—	—	2,306	—	—	2,306
Balance as of June 30, 2021	170,842,483	$171	$1,348,225	$7	$(1,280,293)	$68,110
Net loss	—	—	—	—	(20,952)	(20,952)
Net unrealized gain on short-term investments	—	—	—	1	—	1
Issuance of common stock upon exercise of options	127,265	—	274	—	—	274
Stock-based compensation expense	—	—	2,237	—	—	2,237
Balance as of September 30, 2021	170,969,748	$171	$1,350,736	$8	$(1,301,245)	$49,670

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2020	167,987,850	$168	$1,329,852	$23	$(1,276,228)	$53,815
Net income	—	—	—	—	21,243	21,243
Net unrealized gain on short-term investments	—	—	—	55	—	55
Issuance of common stock upon exercise of options	581,675	1	1,335	—	—	1,336
Stock-based compensation expense	—	—	2,050	—	—	2,050
Balance as of March 31, 2020	168,569,525	$169	$1,333,237	$78	$(1,254,985)	$78,499
Net loss	—	—	—	—	(17,576)	(17,576)
Net unrealized loss on short-term investments	—	—	—	(32)	—	(32)
Issuance of common stock upon exercise of options and participation in Purchase Plan	348,098	—	541	—	—	541
Stock-based compensation expense	—	—	1,778	—	—	1,778
Balance as of June 30, 2020	168,917,623	$169	$1,335,556	$46	$(1,272,561)	$63,210
Net loss	—	—	—	—	(14,174)	(14,174)
Net unrealized loss on short-term investments	—	—	—	(44)	—	(44)
Issuance of common stock upon exercise of options	25,811	—	52	—	—	52
Stock-based compensation expense	—	—	1,911	—	—	1,911
Balance as of September 30, 2020	168,943,434	$169	$1,337,519	$2	$(1,286,735)	$50,955

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$4,727	$(10,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	7,147	5,665
Depreciation and amortization	758	500
Non-cash interest expense	2,314	—
Net amortization and accretion of discount on short-term investments and term loan	171	(171)
Changes in assets and liabilities:
Accounts receivable, net	982	(4,520)
Inventories	(5,325)	(235)
Prepaid and other current assets	8,113	(893)
Other assets	(111)	(124)
Right-of-use assets	6,071	5,836
Accounts payable	(656)	(1,869)
Accrued compensation	(131)	(646)
Accrued research and development	4,586	(2,664)
Other accrued liabilities	2,563	1,731
Lease liability	(6,384)	(5,239)
Deferred revenue	139	(23,477)
Net cash provided by (used in) operating activities	24,964	(36,613)
Investing activities
Purchases of short-term investments	(117,076)	(63,671)
Maturities of short-term investments	31,200	103,184
Capital expenditures	(648)	(758)
Net cash (used in) provided by investing activities	(86,524)	38,755
Financing activities
Cost share advance from collaboration partner	57,900	—
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	3,690	1,929
Net proceeds from term loan financing	—	9,975
Net cash provided by financing activities	61,590	11,904
Net increase in cash and cash equivalents	30	14,046
Cash and cash equivalents at beginning of period	30,373	22,521
Cash and cash equivalents at end of period	$30,403	$36,567
Supplemental disclosure of cash flow information
Interest paid	$1,094	$814

See Accompanying Notes to Condensed Financial Statements

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.	Nature of Operations

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with hematologic disorders, cancer and rare immune diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first product approved by the United States Food and Drug Administration (FDA) is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe, the United Kingdom (TAVLESSE) and Canada (TAVALISSE) for the treatment of chronic ITP in adult patients.

Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (wAIHA); a Phase 3 clinical trial for the treatment of hospitalized high-risk patients with COVID-19; a National Institute of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI) sponsored Phase 3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients; and a Phase 2 trial for the treatment of COVID-19 being conducted by Imperial College London.

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

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. We determine the cost of inventories using the standard cost method, which approximates actual cost based on a first-in, first-out basis. Inventories consist primarily of third-party manufacturing costs and allocated internal overhead costs. We began capitalizing inventory costs associated with our product upon regulatory approval when, based on management’s judgment, future commercialization was considered probable and the future economic benefit was expected to be realized.

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. As of September 30, 2021 and December 31, 2020, our physical inventory included active pharmaceutical product for which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at each balance sheet date.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts and any allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of our customers and individual customer circumstances. As of September 30, 2021 and December 31, 2020, customer allowance for prompt payment discounts were $100,000 and $171,000, respectively. To date, we have determined that an allowance for doubtful accounts is not required.

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

Government Contract

As described in Note 8 below, in January 2021, we were awarded up to $16.5 million by the U.S. Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (referred here as U.S. Department of Defense) to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. We determined that the government award should be accounted for under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, which is outside the scope of Topic 606, as the U.S. Department of Defense is not receiving reciprocal value for their contributions. Revenue is recognized when there is reasonable assurance that the conditions of the grant will be met, and the grant will be received. For the U.S. Department of Defense’s contract, this occurs when either each milestone has been accepted by Department of Defense or management has concluded that the conditions of the grant have been substantially met.

Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord through January 2023. In December 2014, we entered into a sublease agreement with an unrelated third party to occupy a portion of our research and office space through January 2023.

All of our leases outstanding as September 30, 2021 continued to be classified as operating leases. We recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As our lease does not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset includes any lease payments made prior to commencement. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

We account for uncertain tax positions consistent with authoritative guidance. The guidance prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not expect any material change in our unrecognized tax benefits over the next 12 months. We recognize interest and penalties related to unrecognized tax benefits as a component of income taxes.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
EPS Numerator:
Net income (loss)	$(20,952)	$(14,174)	$4,727	$(10,507)
EPS Denominator—Basic:
Weighted-average common shares outstanding	170,886	168,932	170,297	168,658
EPS Denominator—Diluted:
Weighted-average common shares outstanding	170,886	168,932	170,297	168,658
Dilutive effect of stock options, restricted stock units and shares under Purchase Plan	—	—	6,155	—
Weighted-average shares outstanding and common stock equivalents	170,886	168,932	176,452	168,658

Net income (loss) per share
Basic	$(0.12)	$(0.08)	$0.03	$(0.06)
Diluted	$(0.12)	$(0.08)	$0.03	$(0.06)

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Outstanding stock options	30,490	27,646	9,450	27,646
Restricted stock units	234	—	4	—
Purchase Plan	313	59	—	59
Total	31,037	27,705	9,454	27,705

5.	Stock Award Plans

On May 16, 2018, our stockholders approved the adoption of the Company’s 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan is the successor plan to the 2011 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Employee Directors' Stock Option Plan.

We have two equity plans, our 2018 Plan and the Company’s Inducement Plan, as amended (collectively, the Equity Incentive Plans), that provide for granting of stock awards to our officers, directors and all other employees and consultants. To date, we granted stock options and restricted stock units under our Equity Incentive Plans. We also have our Employee Stock Purchase Plan (Purchase Plan), wherein eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. The fair value of the restricted stock unit grant is based on the market price of our common stock on the date of grant. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. We account for forfeitures as they occur.

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

Total stock-based compensation related to all of our share-based payments that we recognized for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Selling, general and administrative	$1,800	$1,352	$5,625	$3,981
Research and development	402	532	1,522	1,684
Total stock-based compensation expense	$2,202	$1,884	$7,147	$5,665

During the nine months ended September 30, 2021, we granted options to purchase 6,373,981 shares of common stock with a grant-date weighted-average fair value of $2.36 per share, and 1,176,386 options to purchase shares were exercised. As of September 30, 2021, total stock options outstanding was 30,489,827 shares, of which, 2,018,125 shares outstanding are performance-based stock options wherein the achievement of the corresponding corporate-based milestones was not considered as probable. Accordingly, the related grant date fair value for these performance-based stock options of $4.2 million has not been recognized as stock-based compensation expense as of September 30, 2021. The exercise price of stock options granted under our stock plans is equal to the fair market value of the underlying shares on the date of grant. Options become exercisable at varying dates and generally expire 10 years from the date of grant.

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

The following table summarizes the weighted-average assumptions relating to options granted pursuant to our Equity Incentive Plans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.1%	0.5%	1.0%	1.2%
Expected term (in years)	6.0	6.7	6.5	6.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.4%	70.5%	70.6%	66.0%

During the nine months ended September 30, 2021, we granted 233,750 restricted stock units with grant-date weighted-average fair value of $3.67 per share. The restricted stock units granted vests over 1 to 2 years, all of which are outstanding as of September 30, 2021.

As of September 30, 2021, there were approximately $15.5 million of unrecognized stock-based compensation cost which is expected to be recognized over the remaining weighted-average period of 1.98 years, related to time-based stock options, RSUs and performance-based stock options, wherein achievement of the corresponding corporate-based milestones was considered as probable.

In January 2021, our Board of Directors approved the 825,000 shares increase in available number of shares for future grant under our 2018 Plan, which became effective upon approval by our stockholders during the stockholders annual meeting in May 2021. As of September 30, 2021, there were 10,403,690 shares of common stock available for future grant under our Equity Incentive Plans.

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

We had a “reset” in January 2020 because the fair market value of our stock on December 31, 2019 was lower than the fair market value of our stock on January 1, 2019, the first day of the offering period. Following the “reset” in January 2020, January 1, 2020 was the new first day of the two-year offering period of our Purchase Plan. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this “reset” was approximately $753,000 and is being recognized as expense from January 1, 2020 to December 31, 2021. In July 2020, we had another “reset” because the fair market value of our stock on June 30, 2020 was lower than the fair market value of our stock on January 1, 2020. Following the “reset” in July 2020, July 1, 2020 is the new start date of our two-year offering period of our Purchase Plan. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this “reset” was approximately $535,000 and is being amortized to expenses from July 1, 2020 to June 30, 2022.

In January 2021, our Board of Directors approved the 5,500,000 shares increase in the maximum number of shares authorized for issuance under the Purchase Plan, which became effective upon approval by our stockholders during the annual stockholders meeting in May 2021. As of September 30, 2021, there were 5,039,922 shares reserved for future issuance under the Purchase Plan. As of September 30, 2021, unrecognized stock-based compensation cost related to our Purchase Plan amounted to $193,000, which is expected to be recognized over the remaining weighted average period of 0.33 years.

7.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product sales:
Gross product sales	$20,546	$20,318	$58,692	$54,042
Discounts and allowances	(4,534)	(4,029)	(13,251)	(10,099)
Total product sales, net	16,012	16,289	45,441	43,943
Revenues from collaborations:
License revenues	2,431	—	70,354	39,858
Development milestones	1,875	2,100	1,875	2,100
Research and development services and others	225	—	1,657	4,270
Total revenues from collaborations	4,531	2,100	73,886	46,228
Government contract	1,000	—	9,500	—
Total revenues	$21,543	$18,389	$128,827	$90,171

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
ASD Healthcare and Oncology Supply	25%	48%	15%	26%
McKesson Specialty Care Distribution Corporation	35%	34%	17%	20%
Lilly	12%	—	56%	—
Cardinal Healthcare	18%	*	*	*
Grifols	*	*	*	49%
Daiichi	*	11%	*	*

Our first and only FDA approved product, TAVALISSE®, was approved by the U.S. FDA in April 2018. We commenced commercial sale of TAVALISSE in the U.S. in May 2018. Fostamatinib is marketed in Europe under the brand name TAVLESSE™ (fostamatinib). In July 2020, Grifols S.A. (Grifols) launched TAVLESSE in the United Kingdom (UK) and Germany. In September 2021, Grifols announced that it began commercializing TAVLESSE in France, Italy and Spain. In December 2020, the Scottish Medicines Consortium accepted TAVLESSE for use in NHS in Scotland.

In addition to the distribution agreements with our customers and SDs, we also enter into arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products which reduced our gross product sales. Also refer to Revenue Recognition policy discussion in Note 3 above.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2021 and 2020 (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2021	$2,461	$2,115	$1,489	$6,065
Provision related to current period sales	7,326	3,995	739	12,060
Credit or payments made during the period	(7,073)	(3,367)	(387)	(10,827)
Balance at September 30, 2021	$2,714	$2,743	$1,841	$7,298

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance at January 1, 2020	$1,293	$1,801	$238	$3,332
Provision related to current period sales	5,625	2,775	676	9,076
Adjustment related to prior period sales	(75)	(490)	565	—
Credit or payments made during the period	(5,020)	(2,407)	(72)	(7,499)
Balance at September 30, 2020	$1,823	$1,679	$1,407	$4,909

Of the $13.3 million discounts and allowances from gross product sales for the nine months ended September 30, 2021, $12.1 million was accounted for as additions to other accrued liabilities and $1.2 million as reductions in accounts receivable and prepaid and other current assets in the balance sheet. Other accrued liabilities related to the discounts and allowances had a remaining outstanding balance of $7.3 million as of September 30, 2021.

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

8.	Sponsored Research and License Agreements and Government Contract

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of September 30, 2021, we are a party to collaboration agreements with Lilly to develop and commercialize R552, a RIP1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIP1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols to commercialize fostamatinib for human diseases in all indications, including chronic ITP and autoimmune hemolytic anemia (AIHA), in Europe and Turkey; with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Japan, China, Taiwan and the Republic of Korea; and with Medison Pharma Trading AG

(Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Canada and Israel, respectively.

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

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of these agreements could exceed $1.4 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, $309.5 million relates to the achievement of development events, $303.1 million relates to the achievement of regulatory events and $816.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Global Exclusive License Agreement with Eli Lilly

On February 18, 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly (Lilly Agreement), which became effective on March 27, 2021, to develop and commercialize R552, a RIP1 inhibitor, for the treatment of non-CNS diseases. In addition, the collaboration is aimed at developing additional RIP1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the license agreement, we granted to Lilly exclusive rights to develop and commercialize R552 and related RIP1 inhibitors in all indications worldwide. The agreement became effective in March 2021 upon clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

We are responsible for 20% of development costs for R552 in the U.S., Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt- out of co-funding the R552 development activities in the U.S., Europe and Japan at two different specified times. If we exercise our first opt- out right (no later than September 30, 2023), under the Lilly Agreement, we are required to fund our share of the R552 development activities in the U.S., Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024. If we decide not to exercise our opt- out rights, we will be required to share in global development costs of up to certain amounts at a specified cap, as provided for in the Lilly Agreement.

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

Under the Lilly Agreement, we are required to share 20% of the development costs for R552 in the U.S., Europe and Japan up to a specified cap. Given our rights to opt- out from the development of R552, we believe at the minimum, we have a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense is being accreted on such liability over the expected commitment period. Interest expense accreted during the three and nine months ended September 30, 2021 was $836,000 and $1.9 million, respectively. As of September 30, 2021, the outstanding financing liability of $59.8 million to Lilly was included within other long-term liabilities, current portion, and other long-term liabilities in the condensed balance sheet.

We allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. We concluded that the license rights over the non-CNS penetrant IP represents functional IP that is not expected to change over time, and we have no ongoing or undelivered obligations relative to such IP that Lilly will benefit from the use of such IP on the delivery date. As such, the transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue in the first quarter of 2021 upon delivery of the non-CNS penetrant IP to Lilly in March 2021. For the delivery of license rights over the CNS penetrant IP, we are obligated to perform additional research and development efforts before Lilly can accept the license. The allocated transaction price to the CNS penetrant IP of $6.7 million is being recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly using the input method. We recognized revenue during the three and nine months ended September 30, 2021 of $2.4 million and $6.0 million, respectively, relative to the delivery of CNS penetrant IP. As of September 30, 2021, the remaining deferred revenue amounted to $744,000.

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

Grifols License Agreement

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols received exclusive rights to commercialize fostamatinib for human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Grifols also received an exclusive option to expand the territory under its exclusive and non-exclusive licenses to include the Middle East, North Africa and Russia (including Commonwealth of Independent States). In November 2020, Grifols exercised its option to include these territories as part of the licensed territories under the agreement. The agreement also required us to continue to conduct our long-term open-label extension study on patients with ITP through European Medicines Agency (EMA) approval of ITP in Europe or until the study ends as well as conduct the Phase 3 trial in AIHA.

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

In January 2020, the European Commission granted a centralized Marketing Authorization (MA) for fostamatinib valid throughout the European Union and in the UK after the departure of the UK from the European Union for the treatment of chronic immune thrombocytopenia in adult patients who are refractory to other treatments. With this approval, we received in February 2020 a $20.0 million non-refundable payment, comprised of a $17.5 million payment due upon Marketing Authorization Application (MAA) approval by the EMA of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. The above milestone payment was allocated to the distinct performance obligations in the collaboration agreement with Grifols.

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

As of September 30, 2021 and December 31, 2020, the remaining deferred revenue was $1.0 million and $1.6 million, respectively, related to the performance of research services. During the three and nine months ended September 30, 2021, we recognized $225,000 and $605,000, respectively, in revenue related to the research and development services. During the nine months ended September 30, 2021, we also recognized $1.0 million in revenue for the delivery of drug supplies in the first quarter of 2021 to Grifols for its commercialization.

During the three months ended September 30, 2020, we recognized no revenues from Grifols. During the nine months ended September 30, 2020, we recognized $39.9 million in revenues in the first quarter of 2020 related to the licensed rights in intellectual property and $3.6 million in revenues in the first and second quarters of 2020 related to the research services performed. During the nine months ended September 30, 2020, we also recognized $651,000 in revenue for delivery of drug supplies in the second quarter of 2020 to Grifols for commercialization.

Kissei License Agreement

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and the Republic of Korea. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. We received an upfront cash payment of $33.0 million, with the potential for up to an additional $147.0 million in development, regulatory and commercial milestone payments, and will receive mid- to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights to fostamatinib in the territories above and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement.

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

We did not recognize any revenue with regards to the performance obligations related to the supply of fostamatinib and material right associated with discounted fostamatinib supply during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, the remaining deferred revenue was $1.4 million.

Medison Commercial and License Agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada, pursuant to which we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such, this arrangement was accounted for as a financing arrangement. During the three and nine months ended September 30, 2021, we accrued interest amounting to $50,000 and $387,000, respectively, related to this financing arrangement. No interest was accrued during the three and nine months ended September 30, 2020. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison. As of September 30, 2021, the outstanding financing liability of $5.5 million to Medison was included within other long-term liabilities in the condensed balance sheet.

In August 2021, Medison Israel received the licenses for registrational approval from the Ministry of Health. Pursuant to the exclusive commercial and license agreement, this event triggered the first milestone that is the regulatory approval of the product in Israel for the first indication, for a non-refundable payment of $75,000. We recognized this amount as revenue during the three and nine months ended September 30, 2021.

Daiichi Collaboration Agreement

Pursuant to the Amended Collaboration Agreement dated April 20, 2005 with Daiichi, during the three and nine months ended September 30, 2021, we recognized $1.8 million of revenue related to the achievement of a certain milestone, of which the payment was received in October 2021. During the three and nine months ended September 2020, we also recognized $2.1 million related to the achievement of a certain milestone, of which payment was received in October 2020. All deliverables under the agreement had been previously delivered, and as such the above had been recognized as revenue in the corresponding periods such milestones were achieved.

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

Government Contract - U.S. Department of Defense’s JPEO-CBRND

In January 2021, we were awarded up to $16.5 million by the U.S. Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. The amount of award we will receive from the U.S. Department of Defense is subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the U.S. Department of Defense that such events or milestones have been met. We determined that this government award should be accounted for under IAS 2, Accounting for Government Grants and Disclosure of Government Assistance, which is outside of the scope of Topic 606, as the U.S. Department of Defense is not receiving reciprocal value for their contributions. We record government contract revenue in the statement of operations in the period when it is probable that we will receive the award, which is when we comply with the conditions associated with the award and obtain approval from the U.S. Department of Defense that such conditions have been met. For the three and nine months ended September 30, 2021, we recognized $1.0 million and $9.5 million, respectively, related to this grant, all of which had been invoiced and collected as of September 30, 2021. We expect to receive the remaining award of $7.0 million throughout the period we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the U.S. Department of Defense as specified in the agreement.

9.	Inventories

As of September 30, 2021 and December 31, 2020, we have the following inventories (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$5,142	$—
Work in process	483	1,189
Finished goods	1,410	449
Total	$7,035	$1,638

As of December 31, 2020, we have $4.0 million in advance payments to our manufacturer of our raw materials, which was included as part of Prepaid and Other Current Assets in our condensed balance sheet. During the first quarter of 2021, the production of raw materials was completed, and ownership was transferred to us. Accordingly, such advance payments were reclassified to inventories as raw materials.

10.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Cash	$2,610	$1,988
Money market funds	25,794	19,487
U.S. treasury bills	37,991	10,034
Government-sponsored enterprise securities	14,735	4,920
Corporate bonds and commercial paper	62,016	20,898
	$143,146	$57,327
Reported as:
Cash and cash equivalents	$30,403	$30,373
Short-term investments	112,743	26,954
	$143,146	$57,327

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2021	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$37,985	$8	$(2)	$37,991
Government-sponsored enterprise securities	14,734	2	(1)	14,735
Corporate bonds and commercial paper	62,015	5	(4)	62,016
Total	$114,734	$15	$(7)	$114,742

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$10,036	$—	$(2)	$10,034
Government-sponsored enterprise securities	4,920	—	—	4,920
Corporate bonds and commercial paper	20,900	—	(2)	20,898
Total	$35,856	$—	$(4)	$35,852

As of September 30, 2021 and December 31, 2020, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 227 days and 78 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our balance sheets as they are available for use in the current operations. As of September 30, 2021, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of September 30, 2021, a total of 19 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses and our ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities as of September 30, 2021.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

September 30, 2021	Fair Value	Unrealized Losses
U.S. treasury bills	$12,814	$(2)
Government-sponsored enterprise securities	3,338	(1)
Corporate bonds and commercial paper	22,336	(4)
Total	$38,488	$(7)

11.	Fair Value

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$25,794	$—	$—	$25,794
U.S. treasury bills	—	37,991	—	37,991
Government-sponsored enterprise securities	—	14,735	—	14,735
Corporate bonds and commercial paper	—	62,016	—	62,016
Total	$25,794	$114,742	$—	$140,536

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$19,487	$—	$—	$19,487
U.S. treasury bills	—	10,034	—	10,034
Government-sponsored enterprise securities	—	4,920	—	4,920
Corporate bonds and commercial paper	—	20,898	—	20,898
Total	$19,487	$35,852	$—	$55,339

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. We expect to receive approximately $6.2 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

We recorded rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.

As of September 30, 2021 and December 31, 2020, we had operating lease right-of-use asset of $11.8 million and $17.9 million, respectively, and lease liability of $12.9 million and $19.3 million, respectively, in the condensed balance sheet. The weighted average remaining term of our lease as of September 30, 2021 was 1.33 years.

As of September 30, 2021, we received from our landlord leasehold improvement incentives amounting to $563,000 related to leasehold improvements. We record these leasehold improvement incentives as a reduction to operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed operating lease expense	$1,340	$1,340	$4,020	$4,020
Variable operating lease expense	259	237	651	704
Total operating lease expense	$1,599	$1,577	$4,671	$4,724

Supplemental information related to our operating lease were as follow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash payments included in the measurement of operating lease liabilities	$2,529	$2,431	$7,554	$7,263

Supplemental information related to our operating sublease was as follow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed sublease expense	$1,095	$1,096	$3,285	$3,286
Variable sublease expense	236	245	680	742
Sublease income	(1,331)	(1,341)	(3,965)	(4,028)
Net	$—	$—	$—	$—

The following table presents the future lease payments of our operating lease liabilities as of September 30, 2021 (in thousands):

	Operating Lease	Sublease Receipts	Net
Remainder of 2021	$2,529	$(1,137)	$1,392
2022	10,485	(4,716)	5,769
2023	877	(394)	483
Total minimum payments required	$13,891	$(6,247)	$7,644

13.Debt

On September 27, 2019 (Closing Date), we entered into a Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap). The Credit Agreement provides for a $60.0 million term loan credit facility with the following tranches: (i) on the Closing Date, $10.0 million aggregate principal amount of term loans (Tranche 1), (ii) until December 31, 2020, an additional $10.0 million term loan facility at our option (Tranche 2), (iii) until March 31, 2021, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions and at our option (Tranche 3) and (iv) until March 31, 2022, an additional $20.0 million term loan facility subject to the satisfaction of certain conditions and at our option (Tranche 4). The obligations under the Credit Agreement are secured by a perfected security interest in all of our assets except for intellectual property and certain other customary excluded property pursuant to the terms of the Credit Agreement.

At the Closing Date, $10.0 million was funded in an initial tranche. In March 2020, we signed a credit extension form for Tranche 2 amounting to $10.0 million, which we received in May 2020. In April 2021, we amended the Credit Agreement to extend the period through which Tranche 3 will be available through March 31, 2022, subject to the satisfaction of certain conditions and at our option. To date, the facility gives us the ability to access an additional $40.0 million at our option, subject to the achievement of certain customary conditions.

The outstanding principal balance of the loan bears interest at an annual rate of one-month LIBOR (or a comparable applicable index rate determined pursuant to the Credit Agreement. if the LIBOR is no longer available)

plus 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears. Commencing on October 1, 2019, the Credit Agreement provides that we initially make interest-only payments for 24 months followed by 36 months of amortization payments. The interest-only period can be extended to 36 months and again to 48 months upon the satisfaction of certain conditions set forth in the Credit Agreement. In June 2021, we satisfied the conditions under the Credit Agreement which effectively extended the interest-only period to 36 months or through October 1, 2022. All unpaid principal and accrued interest are due and payable no later than September 1, 2024. A final payment fee of 2.5% of principal is due on the final payment of the term loan.

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

As of September 30, 2021 and December 31, 2020, the outstanding balance of the loan, net of unamortized debt discount, was $19.9 million and $19.8 million, respectively. Debt issuance costs are recorded as a direct deduction from the term loan on the balance sheet and are being amortized ratably as interest expense over the term of the loan, using the effective interest method. As of September 30, 2021 and December 31, 2020, the unamortized issuance costs and debt discounts amounted to $113,000 and $185,000, respectively.

For the three and nine months ended September 30, 2021, interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement was $427,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2020, interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement was $429,000 and $1.0 million, respectively. Accrued interest of $351,000 was included within other accrued liabilities in the condensed balance sheet as of September 30, 2021.

The following table presents the future minimum principal payments of the outstanding loan as of September 30, 2021 under the current Credit Agreement (in thousands):

Remainder of 2021	$—
2022	2,500
2023	10,000
2024	7,500
Principal amount (Tranches 1 and 2)	$20,000

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum net revenues and $10.0 million of cash to draw Tranche 3 or Tranche 4. As of September 30, 2021, we were not in violation of any covenants.

Note 14. Income Taxes

For the three and nine months ended September 30, 2021, we recorded benefit from income tax of $136,000 and provision for income tax of $665,000, respectively. The benefit from and the provision for income tax for the three and nine months ended September 30, 2021 were determined using our effective tax rate on our year-to-date income (loss). We estimated a state tax liability over our pre-tax income (loss) for 2021, which is primarily due to revenue recognized for the Lilly Agreement. We do not expect to owe federal income taxes due to the sufficient net operating loss carryforwards that were generated prior to the enactment of the Tax Cuts and Jobs Act, as well as significant research and development credit carryforwards. We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. For the three and nine months ended September 30, 2020, we did not record provision for income taxes due to our pre-tax book loss.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our financial results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our expectations regarding the impact of the global COVID-19 pandemic; our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of TAVALISSE in the U.S. and in Europe; risks that the United States Food and Drug Administration (FDA), European Medicines Agency (EMA) or other regulatory authorities may make adverse decisions regarding fostamatinib; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with hematologic disorders, cancer and rare immune diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first product approved by the FDA is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe, the United Kingdom (TAVLESSE) and Canada (TAVALISSE) for the treatment of chronic ITP in adult patients.

Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (wAIHA); a Phase 3 clinical trial for the treatment of hospitalized high-risk patients with COVID-19; a National Institute of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI) sponsored Phase 3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients; and a Phase 2 trial for the treatment of COVID-19 being conducted by Imperial College London.

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

Business Update

TAVALISSE IN ITP

For the nine months ended September 30, 2021, net product sales of TAVALISSE were $45.4 million, a 3% increase compared to the same period in 2020. The increase in our net product sales was primarily driven by the increase in quantities sold particularly during the second quarter of 2021, as well as the increase in price per bottle of TAVALISSE. Our net product sales during the nine months ended September 30, 2021 however, were negatively impacted by the decrease in level of inventories remaining at our distribution channels at the end of the third quarter of 2021, as well as higher government program rebates. Incrementally, our first quarter 2021 net sales were impacted by the typical first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole, along with physician and patient access issues due to COVID-19 pandemic.

Due to the evolving effects of the COVID-19 pandemic, we continue to deploy resources to enable our field-based employees to continue to engage virtually with health care providers. These virtual engagements have enabled our field team to support existing prescribers, as well as develop new prescribers to identify appropriate patients for TAVALISSE. We also conducted market research with chronic ITP prescribers in 2020 to understand the impact of COVID on chronic ITP management. More than half of respondents reported that COVID had an impact on their management of chronic ITP, and about a third of respondents anticipate a surge of patients post-COVID. This is because clinicians have found it challenging to both start a therapy, and switch to new therapies. Starting in 2021, we began to see an increase in in-person engagements with health care providers, while maintaining our level of virtual engagements. During the third quarter of 2021, we expanded our sales force by increasing our territories.

A post-hoc analysis from our Phase 3 clinical program in adult patients with chronic ITP, highlighting the potential benefit of using TAVALISSE in earlier lines of therapy, was published in the British Journal of Haematology in July 2020. Inclusion in one of the leading peer-reviewed journals in the field of hematology underscores the significance of the 78% (25/32) response rate defined as at least one platelet count of at least 50,000/µL when TAVALISSE was used as a second-line therapy in our Phase 3 clinical program. Adverse events were manageable and consistent with those previously reported with fostamatinib. Our sales force is sharing this data with physicians.

Global Strategic Partnership with Lilly

In February 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly (the Lilly Agreement), to develop and commercialize R552, a RIP1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases. In addition, the collaboration is aimed at developing additional RIP1 inhibitors for the treatment of central nervous system (CNS) diseases. Pursuant to the terms of the license agreement, we granted to Lilly the exclusive rights to develop and commercialize R552 and related RIP1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees. The agreement became effective in March 2021 upon clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.

We are responsible for 20% of development costs for R552 in the U.S., Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt- out of co-funding the R552 development activities in the U.S., Europe and Japan at two different specified times. If we exercise our first opt- out right (no later than September 30, 2023), we are required to fund our share of the R552 development activities in the U.S., Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024. We are responsible for performing and funding initial discovery and identification of CNS disease development candidates. Following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates.

Under the terms of the Lilly Agreement, we were entitled to receive an upfront cash payment of $125.0 million, which we received in April 2021, with the potential for an additional $330.0 million in milestone payments upon the achievement of specified development and regulatory milestones by non-CNS disease products and $255.0 million in milestone payments upon the achievement of specified development and regulatory milestones by CNS disease products. We are also eligible to receive up to $100.0 million in sales milestone payments on a product-by-product basis for non-CNS disease products and up to $150.0 million in sales milestone payments on a product-by-product basis for CNS disease products. In addition, depending on the extent of our co-funding of R552 development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

Fostamatinib in Hospitalized COVID-19 patients

In April 2021, we reported positive topline results from a multi-center, Phase 2 clinical trial sponsored by the NIH/NHLBI, evaluating the safety of fostamatinib, our oral SYK inhibitor, for the treatment of hospitalized patients with COVID-19. The trial met its primary endpoint of comparable safety than standard of care and showed broad and consistent improvement in numerous efficacy endpoints, including mortality, ordinal scale assessment, and number of days in the ICU. In late-May 2021, the trial data were submitted as part of a request for an Emergency Use Authorization (EUA) from the FDA for the fostamatinib as a treatment for hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 are insufficient to support an EUA. We continue to focus on enrolling patients in our Phase 3 clinical trial and anticipates providing further safety and efficacy data from this larger trial of fostamatinib in COVID-19 patients. If this trial meets its endpoints, we plan to resubmit an application for EUA with this additional data. In September 2021, the data from the NIH/NHLBI-sponsored Phase 2 trial was published in Clinical Infectious Diseases, an official publication of the Infectious Disease Society of America.

In June 2021, we announced that fostamatinib has been selected for NIH ACTIV-4 (Accelerating COVID-19 Therapeutic Inventions and Vaccines) trial in hospitalized patients with COVID-19. The ACTIV-4 Host study, initiated and funded by NHLBI, is a randomized, placebo-controlled trial of therapies, including fostamatinib, targeting the host response to COVID-19 in hospitalized patients. The ACTIV-4 Host Tissue study will evaluate fostamatinib in a population targeted to include approximately 300 hospitalized patients with COVID-19.

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

Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our ability to grow our product sales and may continue to negatively affect our product sales in the future. Resources have been deployed to enable our field team to have virtual engagements to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. Other commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives that were in live forums have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. Starting in 2021, we began to see an increase in in-person engagements with health care providers. We have plans in place to continue implementing both virtual and live initiatives to ensure we are able to meet the needs of health care providers as the pandemic continues to evolve. Additionally, we recently completed our sales force expansion which increased the territories we cover.

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

In August 2016, we announced the results of the first FIT study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control (p=0.0261). In October 2016, we announced the results of the second FIT study, reporting that the response rate was consistent with the first study. In the ITP double-blind studies, the most commonly-reported adverse reactions occurring in at least 5% of patients treated with TAVALISSE were diarrhea, hypertension, nausea, dizziness, increased alanine aminotransferase (ALT), increased aspartate aminotransferase (AST), respiratory infection, rash, abdominal pain, fatigue, chest pain, and neutropenia. Serious adverse drug reactions occurring in at least 1% of patients treated with TAVALISSE in the ITP double-blind studies were febrile neutropenia, diarrhea, pneumonia, and hypertensive crisis.

TAVALISSE was approved by the FDA in April 2018 for the treatment of ITP in adult patients who have had an insufficient response to a previous treatment, and successfully launched in the U.S. in May 2018. In January 2020, the EC granted our Marketing Authorization Application (MAA) in Europe for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. In February 2020, Kissei Pharmaceutical Co., Ltd. (Kissei) was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic idiopathic thrombocytopenic purpura.

Commercial activities, including sales and marketing

A significant portion of our business operations was related to our commercial activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on hematologists and hematologist-oncologists in the U.S., who manage chronic adult ITP patients. In July 2020, Grifols S.A. (Grifols) launched TAVLESSE in the United Kingdom (UK) and Germany. In September 2021, Grifols announced that it began commercializing TAVLESSE in France, Italy and Spain. The phased rollout across the rest of Europe planned over the following months will include the Czech Republic, Denmark, Finland, Norway and Sweden.

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

Fostamatinib in Global Markets

We have entered into various license agreements to commercialize fostamatinib globally. The following describes the arrangements we have in place with Grifols, Kissei and Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel, and together with Medison Canada, Medison). We retain the global rights to fostamatinib outside of the Grifols, Kissei and Medison territories.

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

We are responsible for performing and funding certain development activities for fostamatinib for ITP and AIHA and Grifols is responsible for all other development activities for fostamatinib in such territories. We remain responsible for the manufacture and supply of fostamatinib for all development and commercialization activities under the agreement. Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million. In January 2020, the European Commission granted a MA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a $20.0 million non-refundable milestone payment, comprised of a $17.5 million payment due upon MAA approval by the EMA of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in Europe and Turkey.

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

Fostamatinib in Canada/Israel

In October 2019, we entered into exclusive commercial and license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. Under the terms of the agreements, we received an upfront payment of $5.0 million with the potential for approximately $35.0 million in regulatory and commercial milestones. In addition, we will receive royalty payments beginning at 30% of net sales. Under our agreement with Medison for the Canada territory, we have the option to buy back all rights to the product upon regulatory approval in Canada for the indication of AIHA. The buyback provision if exercised would require both parties to mutually agree on commercially reasonable terms for us to purchase back the rights, taking into account Medison’s investment and the value of the rights, among others. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison.

In November 2020, Health Canada approved the New Drug Submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. In August 2021, Medison Israel received the licenses for registrational approval from the Ministry of Health, which triggered the first milestone that is the regulatory approval of the product in Israel for the first indication, for a non-refundable payment of $75,000.

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

Orally-available fostamatinib program. We completed our Phase 2 clinical trial, also known as the SOAR study in patients with wAIHA. This trial was an open-label, multi-center, two-stage study that evaluated the efficacy and safety of fostamatinib in patients with wAIHA who had previously received treatment for the disorder but have relapsed. The primary efficacy endpoint of this study was to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline. In November 2019, we announced updated data that in a Phase 2 open-label study of fostamatinib in patients with wAIHA, data showed that 44% (11/25) of evaluable patients met the primary efficacy endpoint of a Hgb level >10 g/dL with an increase of ≥2 g/dL from baseline by week 24. Including one late responder at week 30, the overall response rate was 48% (12/25). Adverse events were manageable and consistent with those previously reported with fostamatinib.

In March 2019, we initiated our wAIHA pivotal Phase 3 clinical study of fostamatinib, known as FORWARD study. The clinical trial protocol calls for a placebo-controlled study of approximately 90 patients with primary or secondary wAIHA who have failed at least one prior treatment. The primary endpoint will be a durable Hgb response, defined as Hgb > 10 g/dL and > 2 g/dL increase from baseline and durability measure, with the response not being attributed to rescue therapy. To date, we completed the enrollment of this study. Following the six-month treatment period after the last patient enrollment, we expect to report topline data from the 24-week study in mid-2022 and proceed with regulatory filings if the data is positive. If approved, TAVALISSE has the potential to be the first to market therapy for patients with wAIHA.

In November 2020, we reached an agreement with the FDA on the durable response measure for the primary efficacy endpoint of the study as well as the inclusion of additional secondary endpoints.  In January 2021, we announced that the FDA had granted Fast Track designation to TAVALISSE for the treatment of wAIHA. The FDA previously granted TAVALISSE Orphan Drug designation for the treatment of wAIHA in January 2018.

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

Rigel-led Phase 3 Trial. In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. We were awarded $16.5 million from the U.S. Department of Defense's (DOD) Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) to support this Phase 3 clinical trial. This multi-center, double-blind, placebo-controlled, adaptive design study will randomly assign either fostamatinib plus SOC or matched placebo plus SOC (1:1) to 308 targeted evaluable patients. Treatment will be administered orally twice daily for 14 days with follow up to day 60. The primary endpoint of this study is the proportion of subjects who progress to severe/critical disease within 29 days. As of November 1, 2021, we enrolled approximately 210 of the targeted 300 patients.

NIH/NHLBI-sponsored Phase 2 Trial. In September 2020, we announced a Phase 2 clinical trial sponsored by the NIH/NHLBI in order to evaluate the safety of fostamatinib for the treatment of hospitalized COVID-19 patients. This multi-center, double-blind, placebo-controlled study randomly assigned fostamatinib or matched placebo (1:1) to 59 evaluable patients. Treatment was administered orally twice daily for 14 days, and a follow-up period to day 60. The primary endpoint of this study was cumulative incidence of SAE through day 29. The trial also included multiple secondary endpoints designed to assess the early efficacy and clinically relevant endpoints of disease course. The study completed the enrollment in March 2021 and in April 2021, we announced that this Phase 2 clinical trial met its primary endpoint of safety. In September 2021, the data from the NIH/NHLBI-Sponsored Phase 2 trial was published in Clinical Infectious Diseases, an official publication of the Infectious Disease Society of America.

Key findings within the fostamatinib Phase 2 trial include:

●	The study met the primary endpoint showing fostamatinib did not increase the incidence of serious adverse events (SAEs) compared with placebo.
●	The overall incidence of SAEs by Day 29 was approximately 50% less in the fostamatinib group (10.5%) compared with the placebo group (22.0%) (p=0.2). The most frequent SAE reported by Day 29 was hypoxia, occurring in 1 patient receiving fostamatinib and 3 patients receiving placebo.
●	At Day 29, in the overall population there were zero deaths in the fostamatinib group of 30 patients compared to three deaths in the placebo group of 29 patients (p=0.07). In more severe patients, those with an ordinal scale assessment of 6 or 7, the difference was zero of nineteen patients compared to three of seventeen patients (p=0.049), respectively.
●	There were four intubated patients in the trial on mechanical ventilation (ordinal scale 7) with two patients randomized to each treatment group. Both patients in the fostamatinib group improved within 7 days and came off the ventilator, while both patients in the placebo group deceased.
●	The median number of days in the ICU was reduced by 4 days, from 7 days in the placebo group to 3 days in the fostamatinib group (p=0.07).
●	The median number of days on oxygen was 8 in the fostamatinib group compared to 20 in the placebo group (p=0.2). The difference was even greater in more severe patients with the fostamatinib group at 10 days compared to placebo at 28 days (p=0.027).
●	At Day 15, 65.5% of patients were free of supplemental oxygen in the fostamatinib group compared to 39.9% in the placebo group (p=0.08). In more severe patients, the difference was 57.9% compared to 20% (p=0.016).
●	Fostamatinib was superior to placebo in accelerating improvement in clinical status by day 15 (mean change -3.6 compared to -2.6, p=0.035) and by day 29 (mean change -4.2 compared to -3.3, p=0.12) using ordinal scale assessments.
●	The median time to recovery was 8 days in both groups. The greatest benefits were observed in more severe patients where the median time to recovery was reduced from 13 days in the placebo group to 10 days in the fostamatinib group.
●	Despite general SOC use of both steroids and remdesivir in all 59 patients, there was a greater reduction in NETosis and other inflammatory biomarkers (CRP, Ferritin, D-Dimer, Fibrinogen) at most timepoints in the fostamatinib group as compared to the placebo group.

In May 2021, the NIH/NHLBI Phase 2 clinical data were submitted as part of a request for EUA from the FDA for fostamatinib as a treatment for hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 was insufficient for EUA. We continue to focus on enrolling patients in our Rigel-led Phase 3 clinical trial. We anticipate providing further safety and efficacy data from this larger trial of fostamatinib in COVID-19 patients. If this trial meets its endpoints, we plan to resubmit our EUA application with this additional data.

ACTIV-4 Host Tissue Phase 3 Trial. Following the completed NIH/NHLBI-sponsored Phase 2 study as discussed above, in June 2021, we announced that fostamatinib has been selected for an NIH ACTIV-4 (Accelerating COVID-19 Therapeutic Inventions and Vaccines) trial in hospitalized patients with COVID-19. The ACTIV-4 Host study, initiated and funded by NHLBI, is a randomized, placebo-controlled trial of therapies, including fostamatinib, targeting the host response to COVID-19 in hospitalized patients. The master protocol for this study is designed to be flexible in the number of study arms, the use of a single placebo group, and the stopping and adding of new therapies. Each active arm will include approximately 300 patients. Eligible participants will include patients hospitalized for COVID-19 with laboratory-confirmed SARS-CoV-2 infection on oxygen therapy. The primary outcome is oxygen-free days through day 28. Secondary outcomes include hospital mortality, use of mechanical ventilation, and severity of disease as measured by World Health Organization scale scores.

Imperial College of London Phase 2 Trial. In July 2020, we announced a Phase 2 clinical trial sponsored by Imperial College London to evaluate the efficacy of fostamatinib for the treatment of COVID-19 pneumonia. This is a two-stage, open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib plus SOC, ruxolitinib plus SOC, or standard of care alone. Treatment will be administered twice daily for 14 days and patients will receive a follow-up assessment at day 14 and day 28 after the first dose. The primary endpoint of this study is progression from mild to severe COVID-19 pneumonia within 14 days in hospitalized patients. In November 2020, we announced that the Imperial College London-sponsored clinical trial began enrolling patients, and we are currently enrolling patients under this study.

Other Publications. Researchers at MIT and Harvard led a screen to identify FDA-approved compounds that reduce MUC1 protein abundance. MUC1 is a biomarker used to predict the development of ALI and ARDS and correlates with poor clinical outcomes. In June 2020, the results were presented, and of the 3,713 compounds that were screened, fostamatinib was the only compound identified which both decreased expression of MUC1 and is FDA approved. Fostamatinib demonstrated preferential depletion of MUC1 from epithelial cells without affecting cell viability. The research was focused on drug repurposing for the much lower risk of toxicity and the ability of FDA-approved treatments to be delivered on a shortened timescale, which is critical for patients afflicted with lung disease resulting from COVID-19.

In addition, the in vitro studies led by the Amsterdam University Medical Center at the University of Amsterdam, showed that R406, the active metabolite of fostamatinib, blocked macrophage hyperinflammatory responses to a combination of immune complexes formed by anti-Spike IgG in serum from severe COVID-19 patients. Anti-Spike IgG levels are known to correlate with the severity of COVID-19. These results, presented in July 2020, suggest that by inhibiting anti-Spike IgG-mediated hyperinflammation, R406 could potentially play a role in the prevention of cytokine storms as well as pulmonary edema and thrombosis associated with severe COVID-19.

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

Partnered Clinical Programs

BGB324 – BerGenBio

We have an exclusive, worldwide research, development and commercialization agreement with BerGenBio for our investigational AXL receptor tyrosine kinase (AXL) inhibitor, BGB324/R428 (now referred to as bemcentinib).

The product is being investigated in two Phase 2 clinical trials for the treatment of hospitalized patients with COVID-19. Clinical trials are also ongoing across oncology indications with high unmet medical need including acute myeloid leukemia (AML), myelodysplastic syndrome (MDS), and non-small cell lung cancer (NSCLC).

DS-3032 - Daiichi

DS-3032 is an investigational oral selective inhibitor of the murine double minute 2 (MDM2) protein investigated by Daiichi in three Phase 1 clinical trials for solid and hematological malignancies including AML, acute lymphocytic leukemia, chronic myeloid leukemia in blast phase, lymphoma and MDS. Preliminary safety and efficacy data from a Phase 1 study of DS-3032 suggests that DS-3032 may be a promising treatment for hematological malignancies including relapsed/refractory AML and high-risk MDS.

In September 2020, worldwide rights to DS-3032 were out-licensed from Daiichi to Rain Therapeutics Inc. (Rain). In July 2021, Rain announced that it initiated the Phase 3 study that will evaluate the efficacy and safety of milademetan (RAIN-32), a MDM2 inhibitor, for the treatment of de-differentiated liposarcoma, a rare cancer originating from fat cells located in the soft tissues of the body. Rain also plans to commence two additional Phase 2 trials for RAIN-32 in late 2021 or early 2022, an open-label MDM2-amplified tumor-agnostic basket trial and an open-label trial in patients with intimal sarcoma, a rare sarcoma also exhibiting MDM2-amplification.

AZ-D0449 – AZ

We have an agreement with AZ for exclusive, worldwide rights to develop and commercialize our proprietary JAK inhibitor. The JAK inhibitor, R256 (AZ-D099) is being pursued in patients with chronic asthma. In preclinical studies, this molecule was shown to be a potent inhibitor of IL-13 and IL-4 signaling. Inhibiting the IL-13 and IL-14 pathways could reduce the severity of inflammation and improve lung function by mechanisms associated with several hallmarks of asthma such as bronchoconstriction, mucus overproduction and airway remodeling.

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

Commercialization and Sponsored Research and License Agreements

For a discussion of our Sponsored Research and License Agreements and Government Contract, see Note 8 to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three and Nine months Ended September 30, 2021 and 2020

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Product sales, net	$16,012	$16,289	$(277)	$45,441	$43,943	$1,498
Contract revenues from collaborations	4,531	2,100	2,431	73,886	46,228	27,658
Government contract	1,000	—	1,000	9,500	—	9,500
Total revenues	$21,543	$18,389	$3,154	$128,827	$90,171	$38,656

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
ASD Healthcare and Oncology Supply	25%	48%	15%	26%
McKesson Specialty Care Distribution Corporation	35%	34%	17%	20%
Lilly	12%	—	56%	—
Cardinal Healthcare	18%	*	*	*
Grifols	*	*	*	49%
Daiichi	*	11%	*	*

Product sales during the three and nine months ended September 30, 2021 and 2020 were related to sales of TAVALISSE in the U.S. TAVALISSE has been prescribed across all lines of therapy in steroid refractory patients in ITP. It has been utilized by an increasingly broad base of prescribers and community physicians, with growing early line use and strong refill rates. We recognize product sales, net of discounts and allowances. For the three and nine months ended September 30, 2021, our net product sales of TAVALISSE decreased by 2% and increased by 3%, respectively, compared to the same periods in 2020. Our net product sales for the three months ended September 30, 2021 decreased compared to the same period in 2020 mainly due to lower quantities sold, negatively impacted by the decrease in level of inventories remaining at our distribution channels, as well as higher government program rebates. For the nine months ended September 30, 2021, our net product sales increased compared to the same period in 2020 primarily driven by the increase in quantities sold particularly during the second quarter of 2021, as well as the increase in price per bottle of TAVALISSE. Our net product sales during the nine months ended September 30, 2021, however, were negatively impacted by the decrease in level of inventories remaining at our distribution channels at the end of the third quarter of 2021, as well as higher government program rebates. Incrementally, our first quarter 2021 net sales were impacted by the typical first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole, along with physician and patient access issues due to COVID-19 pandemic.

Contract revenues from collaborations of $4.5 million in the three months ended September 30, 2021 were comprised of $2.4 million in revenue related to our license agreement with Lilly, $1.8 million in revenue related to a milestone payment under our collaboration agreement with Daiichi, $225,000 in revenue related to the research and development services with Grifols and $75,000 milestone payment under our commercial and license agreement with Medison. Contract revenues from collaborations of $73.9 million in the nine months ended September 30, 2021 were comprised of $66.4 million revenue related to our license agreement with Lilly, $4.0 million revenue related to grant of non-exclusive license of a certain patent to an unrelated third-party company, $1.8 million in revenue related to the achievement of milestone under our collaboration agreement with Daiichi, $1.0 million revenue for the delivery of drug supply under our collaboration agreement with Grifols, $605,000 in revenue related to the research and development services with Grifols and $75,000 milestone payment under our commercial and license agreement with Medison.

Contract revenues from collaborations of $2.1 million in the three months ended September 30, 2020 was related to a milestone payment under our collaboration agreement with Daiichi. Contract revenues from collaborations of $46.2 million in the nine months ended September 30, 2020 comprised of $44.1 million revenue recognized from Grifols related to the upfront fee previously in the first quarter of 2019 and the milestone payment received in the first quarter of 2020 upon EC approval of the MAA for fostamatinib in Europe, and the $2.1 million in revenue from the milestone payment under our collaboration agreement with Daiichi.

Government contract revenue for the three and nine months ended September 30, 2021 of $1.0 million and $9.5 million, respectively, were related to the income we recognized from the $16.5 million government award granted to us, pursuant to the agreement we entered in January 2021 with the U.S. Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. We expect to receive the remaining award of $7.0 million and will recognize as income throughout the period we conduct our clinical trial, when there is reasonable assurance that the conditions of the grant will be met, and the grant will be received.

Our potential future revenues may include product sales from TAVALISSE, payments from our current partners and from new partners with whom we enter into agreements in the future, if any, the timing and amount of which is unknown at this time. We cannot currently fully forecast the extent of the impacts that the COVID-19 pandemic may have on our product sales. As of September 30, 2021, we had deferred revenues of $3.2 million, which we will recognize as revenue upon satisfaction of our remaining performance obligations under our respective collaboration agreements.

Cost of Product Sales

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Cost of product sales	$151	$140	$11	$596	$574	$22

The cost of product sales during the three and nine months ended September 30, 2021 and 2020 were related to our product, TAVALISSE. Prior to the FDA approval, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the costs of product sales during the three months ended September 30, 2021 and 2020. We expect we will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical ingredient (API) that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and Cost of Product Sales will increase reflecting the full cost of manufacturing. The cost of product sales remained flat for the three and nine months ended September 30, 2021 compared to the same periods in 2020.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Research and development expense	$18,300	$14,600	$3,700	$51,933	$44,963	$6,970
Stock-based compensation expense included in research and development expense	$402	$532	$(130)	$1,522	$1,684	$(162)

The increase in research and development expense for the three months ended September 30, 2021, compared to the same period in 2020, was primarily due to the increases in research and development costs related to our ongoing Phase 3 clinical trial on hospitalized COVID-19 patients of $3.8 million and development of our IRAK 1/4 inhibitor program of $1.3 million. These increases were partially offset by decrease due to the completion of clinical trial in our RIP1 inhibitor program of $1.2 million and decrease in research and development costs in our other clinical studies of $200,000.

The increase in research and development expense for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to the increase in research and development costs related to our ongoing Phase 3 clinical trial on hospitalized COVID-19 patients of $10.2 million, development of our IRAK 1/4 inhibitor program of $2.3 million, and other research and development costs in our other clinical studies of $670,000. These increases were partially offset by decrease due to the completion of clinical trial in our RIP1 inhibitor program of $6.2 million.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs.

We expect our research and development expense for the remainder of 2021 to increase as we continue our activities in our Phase 3 wAIHA and COVID-19 studies. To date, we completed the enrollment of wAIHA study. Following the six-month treatment period after the last patient enrollment, we expect to report topline data from the 24-week study in mid-2022 and proceed with regulatory filings if the data is positive. We also continue to enroll patients in our Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. The $16.5 million grant awarded by the Department of Defense in January 2021 will partially fund our Phase 3 clinical trial for hospitalized COVID-19 patients. We cannot currently fully forecast the scope the evolving effects of COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on, and timing of, clinical study results.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		From January 1, 2007*
	2021	2020	2021	2020	to September 30, 2021
Categories:
Research	$2,220	$2,295	$6,994	$7,126	$263,031
Development	14,155	10,308	38,891	31,668	486,653
Other	1,925	1,997	6,048	6,169	260,999
	$18,300	$14,600	$51,933	$44,963	$1,010,683

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses for the three months ended September 30, 2021 and 2020 consisted of allocated facilities costs of $1.5 million for both periods, and allocated stock-based compensation expense of $402,000 and $532,000, respectively. For the nine months ended September 30, 2021 and 2020, “other” expenses include allocated facilities costs of $4.5 million for both periods, and allocated stock-based compensation expense of $1.5 million and $1.7 million, respectively.

For the three and nine months ended September 30, 2021, a major portion of our total research and development expense was associated with our COVID-19, AIHA and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs. For the three and nine months ended September 30, 2020, a major portion of our total research and development expense was associated with our AIHA, RIP1, and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$22,877	$17,430	$5,447	$67,376	$54,780	$12,596
Stock-based compensation expense included in selling, general and administrative expense	$1,800	$1,352	$448	$5,625	$3,981	$1,644

The increase in selling, general and administrative expense for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to the increases in costs of commercial activities of $2.5 million, consultants and third-party services of $1.5 million, personnel-related costs of $408,000, stock-based compensation expense of $448,000, and other various sales, general and administrative costs of $591,000.

The increase in selling, general and administrative expense for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the increases in costs of consultants and third-party services of $4.6 million, costs of commercial activities of $3.1 million, personnel-related costs of $1.5 million, stock-based compensation expense of $1.6 million, professional fees of $465,000, and other various sales, general and administrative costs of $1.3 million.

We expect our selling, general and administrative expense for the remainder of 2021 to increase as we continue to expand our commercial activities, including the effect of the recent sales force expansion. In response to the limitations on in-person office visits during the ongoing COVID-19 pandemic, we continue to deploy resources to enable our field-based employees to continue to engage virtually with healthcare providers. These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for our product. However, we are not currently able to fully forecast the scope of impacts that the COVID-19 pandemic may have on our commercial activities and sales of our product.

Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Interest income	$14	$36	$(22)	$31	$563	$(532)

Interest income results from our interest-bearing cash and investment balances. The decreases in interest income for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 were primarily due to decrease in interest rates on our investments.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Interest expense	$(1,317)	$(429)	$(888)	$(3,561)	$(924)	$(2,637)

Interest expense for the three and nine months ended September 30, 2021 was comprised of interest on the financing liability from our collaboration partners Lilly and Medison, and interest on outstanding balance on our term loan from Midcap. Interest expense for the three and nine months ended September 30, 2020 was related to the outstanding balance on our term loan from Midcap. The increase in interest expense in the three and nine months ended September 30, 2021 compared with the same periods in 2020 was mainly due to the interest expense associated with the financing liability from our collaboration partners amounting to $886,000 and $2.3 million, respectively. Incrementally, interest expense increased due to the increase in the outstanding term loan credit balance. The principal balance of loan prior to May 2020 was the initial $10.0 million under Tranche 1. In May 2020, we accessed the Tranche 2 for an additional $10.0 million loan. See Note 13 to our “Notes to Condensed Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,		Aggregate	September 30,		Aggregate
	2021	2020	Change	2021	2020	Change
		(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$(136)	$—	$(136)	$665	—	$665

The benefit from and the provision for income taxes for the three and nine months ended September 30, 2021 were determined using our effective tax rate on our year-to-date income (loss). We estimated a state tax liability over our pre-tax income (loss) for 2021, and is primarily due to revenue recognized for the Lilly Agreement. We do not expect to owe federal income taxes due to the sufficient net operating loss (NOL) carryforwards that were generated prior to the enactment of the Tax Cuts and Jobs Act (Tax Act), as well as significant research and development credit carryforwards. We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. For the three and nine months ended September 30, 2020, we did not record provision for income taxes due to our pre-tax book loss.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including any potential impact of the COVID-19 pandemic to the carrying values of our assets and liabilities, those related to revenue recognition on product sales and collaboration agreements, recoverability of our assets, including accounts receivables and inventories, stock-based compensation, the probability of achievement of corporate performance-based milestone for our performance-based stock option awards, impairment issues, the estimated useful life of assets, estimated accruals, particularly research and development accruals, estimates related our valuation of the operating lease right-of-use asset and lease liability, including the incremental borrowing rate used, and net present value of our liability related to our share in the development costs under the Lilly Agreement, including the applicable discount rate. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (SEC).

Recent Accounting Pronouncements

We adopted ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, in the first quarter of 2021. See Note 3 to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for related discussions on our adoption of the recent accounting pronouncement. Additionally, we continue to evaluate accounting standards that were recently issued but not yet adopted, as applicable.

Liquidity and Capital Resources

Liquidity

As of September 30, 2021, we had approximately $143.1 million in cash, cash equivalents and short-term investments, as compared to approximately $57.3 million as of December 31, 2020. The increase of approximately $85.8 million was primarily attributable to the upfront cash payment of $125.0 million from Lilly, partially offset by cash used in our other operating activities. As of September 30, 2021 and December 31, 2020, we maintained investment portfolios primarily in money market funds, U.S. treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$24,964	$(36,613)
Investing activities	(86,524)	38,755
Financing activities	61,590	11,904
Net increase in cash and cash equivalents	$30	$14,046

Net cash provided by operating activities was $25.0 million for the nine months ended September 30, 2021, compared to net cash used in operating activities of $36.6 million for the nine months ended September 30, 2020. Net cash provided by operating activities for the nine months ended September 30, 2021 was primarily due to the cash received from Lilly for the portion allocated as net transaction price of $67.1 million, proceeds from sales of TAVALISSE, cash received from the awards granted by the U.S. Department of Defense of $9.5 million, cash received related to a non-exclusive license agreement with an unrelated third party of $4.0 million, and cash received from Grifols of $1.0 million for a delivery of drug supply for its commercialization. These increases were partially offset by payments of our research and development programs and other operating expenses. Net cash used in operating activities for the nine months ended September 30, 2020 was primarily related to cash payments for our research and development programs and other operating expenses, partially offset by the $20.0 million payment received from Grifols and proceeds from sale of TAVALISSE.

Net cash used in investing activities was $86.5 million for the nine months ended September 30, 2021, compared to net cash provided by investing activities of $38.8 million for the nine months ended September 30, 2020. Net cash used in investing activities during the nine months ended September 30, 2021 was due to net purchases of short-term investments of $85.9 million and capital expenditures of $648,000. Net cash provided by investing activities during the nine months ended September 30, 2020 was due to net maturities of short-term investments of $39.5 million, partially offset by capital expenditures of $758,000.

Net cash provided by financing activities was approximately $61.6 million for the nine months ended September 30, 2021, compared to approximately $11.9 million for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to the cash received from Lilly for the portion allocated as financing component amounting to $57.9 million, and proceeds from exercise of stock options and participation in our Employee Stock Purchase Plan (Purchase Plan) amounting to $3.7 million. Net cash provided by financing activities for the nine months ended September 30, 2020 was related to the net proceeds from funding of Tranche 2 from our term loan credit facility with MidCap of $10.0 million and exercise of stock options and participation in the Purchase Plan of $1.9 million.

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

In addition to the upfront cash payment we received from Lilly under the Lilly Agreement, we may also be eligible for potential development, regulatory, and commercial milestone payments totaling up to an additional $835.0 million, as well as tiered royalties on net sales of non-CNS and CNS disease products up to low-double digits that will vary depending upon our clinical development investment. Further, under our other sponsored research and license agreements with Griffols, Kissei, Medison, AZ, BerGenBio and Daiichi, we may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners. Total future contingent payments to us under such agreements (excluding Lilly) could exceed $500.0 million if all potential product candidates achieved all of the payment triggering events under such agreements (based on a single product candidate under each agreement). See further discussions of our Sponsored Research and License Agreements and Government Contract in Note 8 to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In January 2021, we were awarded $16.5 million by the U.S. Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Under the agreement with the U.S. Department of Defense, we are entitled to receive such award based on the agreed-upon payment schedule, subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the U.S. Department of Defense that such events or milestones have been met. During the three and nine months ended September 30, 2021, we recognized income from the awards from the U.S. Department of Defense of $1.0 million and $9.5 million, respectively. We expect to receive the remaining awards of $7.0 million throughout the period of which we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the U.S. Department of Defense as specified in the agreement.

In August 2020, we entered into an Open Market Sale Agreement SM with Jefferies LLC, as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. In April 2021, the registration statement registering the sale of shares under the Open Market Sale Agreement expired. From the time of implementation of the Open Market Sale Agreement through expiration of the registration statement, no sales of shares occurred. A new automatic shelf registration statement was filed on August 3, 2021 to register the sale of up to a maximum aggregate offering price of $100.0 million of shares of our common stock that may be issued and sold from time to time under the Open Market Sale Agreement.

As of September 30, 2021, we have principal term loan outstanding with MidCap amounting to $20.0 million, pursuant to the Credit and Security Agreement (Credit Agreement) we entered in September 2019. The Credit Agreement provides for $60.0 million term loan credit facility. To date, the credit facility provides us with access for an additional $40.0 million term loan subject to the achievement of certain customary conditions.

We have a sublease agreement originally entered in December 2014, and subsequently amended in February 2017 and July 2017, with an unrelated third party to occupy a portion of our research and office space which expire in January 2023. As of September 30, 2021, we expect to receive approximately $6.2 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

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

We have agreements with certain clinical research organizations to conduct our clinical trials and with third parties relative to our commercialization of TAVALISSE. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We expect we will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercial launch of TAVALISSE. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties.

As discussed in detail in Note 8 of Notes to Condensed Financial Statement, pursuant to our global exclusive license agreement and strategic collaboration agreement with Lilly, we are responsible for funding the development costs for R552 in the U.S., Europe, and Japan, up to $65.0 million through April 1, 2024. We have the right to opt- out of co-funding of development costs at two different specified times. If we decide not to exercise our opt-out rights, we will be required to share in global development costs up to certain amounts at a specified cap, as set forth in the agreement.

As of September 30, 2021, we do not have other material contractual commitments with respect to the arrangements discussed above nor we had off-balance sheet arrangements, but we had the following contractual commitments related to our facilities lease and credit facility:

		Payment Due By Period

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(in thousands)
Facilities lease (1)	$13,891	$10,384	$3,507	$—	$—
Credit facility with MidCap (2)	22,915	1,430	21,485	—	—
Total	$36,806	$11,814	$24,992	$—	$—
(1)	The facilities lease obligations do not include the sublease income as discussed above.
(2)	Under our Credit Agreement with MidCap, we are obligated to make interest payments at an annual rate of one-month LIBOR plus 5.65%, originally for the first 24 months and the interest plus principal amortization for the next 36 months. Our Credit Agreement provides us an option to extend the interest-only period to 36 months and again to 48 months upon the satisfaction of certain conditions set forth in the Credit Agreement. In June 2021, we satisfied the conditions under the Credit Agreement which effectively extended the interest-only period to 36 months or through October 1, 2022. We are also obligated to pay administrative fees annually and a final fee upon final payment.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 2, 2021.

Risk Factor Summary

●	Our prospects are highly dependent on our first commercial product, TAVALISSE (fostamatinib disodium hexahydrate). To the extent that the commercial success of TAVALISSE or fostamatinib in the United States and respective territories outside of the United States is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.

●	Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.

●	Even if we, or any of our collaborative partners, are able to continue to commercialize TAVALISSE or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.

●	If we are unable to successfully market and distribute TAVALISSE and retain experienced sales force, our business will be substantially harmed.

●	We are subject to stringent and evolving privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.

●	If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.

●	Unforeseen safety issues could emerge with TAVALISSE that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.

●	We rely and may continue to rely on two distribution facilities for the sale of TAVALISSE and potential sale of any of our product candidates.

●	We may not be able to obtain Emergency Use Authorization (EUA) for fostamatinib for the treatment of hospitalized patients with COVID-19, and, even if we do, absent supplemental NDA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.

●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

●	We might not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates.

●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities and partnering.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Business – Government Regulation – Healthcare and Privacy Law and Regulation” in Part I, Item 1 of our Annual Report on Form 10-K filed on March 2, 2021 for more information on the healthcare laws and regulations that may affect our ability to operate.

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

In the U.S., these include various federal, state, and local statutes, rules, and regulations relating to privacy and data security. The Federal Trade Commission (“FTC”) has authority under Section 5 of the FTC Act to regulate unfair, deceptive, or abusive acts or practices, and has used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The U.S. federal government has also enacted statutes to address privacy and information security issues impacting particular industries or activities, including the following laws and regulations: the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and other laws and regulations. In addition, state legislatures have enacted statutes to address privacy and information security issues, including the California Consumer Privacy Act of 2018, or the CCPA, and similar state laws such as Virginia’s Consumer Data Protection Act and the Colorado Privacy Act. For example, the CCPA establishes a privacy framework applicable to for-profit entities that are doing business in California, including an expansive definition of personal information and data privacy rights for California residents. The CCPA, among other things, authorizes the imposition of potentially severe statutory damages and created a private right of action for data security breaches. The CCPA also requires businesses subject to the law to provide new disclosures to California residents and to provide them with expanded rights with respect to their personal information, including the right to opt- out of the sale of such information. Although there are limited exemptions for clinical trial and other research-related data under the CCPA, the CCPA and other similar laws could impact our business depending on how the CCPA will be interpreted by the new California Privacy Protection Agency. As we expand our operations, the CCPA may increase our compliance costs and potential liability. In addition, in November 2020, California voters approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. The CPRA will, among other things, give California residents the ability to limit the use of their sensitive information, opt- out of certain types of profiling and automated processing activities, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Additionally, Colorado and Virginia both signed privacy legislation earlier this year, each of which go into effect in 2023, and multiple other states as well as the federal government are considering enacting similar legislation. Many states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. New privacy laws add additional complexity, requirements, restrictions and potential legal risk. Accordingly, compliance programs may require additional investment in resources, and could impact availability of previously useful data.

Internationally, our operations abroad may also be subject to increased scrutiny or attention from foreign data protection authorities. For example, our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in the European Economic Area, Switzerland, and/or the UK (collectively, “Europe”). Many jurisdictions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the EU General Data Protection Regulation, or the EU GDPR, impose strict requirements for processing personal information (i.e., data which identifies an individual or from which an individual is identifiable), including clinical trial data and grant individuals various data protection rights (e.g., the right to erasure of personal information). In turn, the EU GDPR and similar laws increase our obligations with respect to clinical trials conducted in Europe by expanding the definition of personal information to include also coded data and requiring (i) changes to informed consent practices and more detailed notices for clinical trial participants and investigators, (ii) us to consider data protection as any new products or services are developed and to limit the amount of personal information processed; and (iii) us to implement appropriate technical and organizational measures to safeguard personal information and to report certain personal data breaches to the supervisory authority without undue delay (for the EU GDPR no later than 72 hours where feasible). In the event of non-compliance, the EU GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue, whichever is greater. In addition, the EU GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

European data protection laws, including the EU GDPR, generally also prohibits the transfer of personal information from Europe to the United States and most other countries that are not recognized as having “adequate” data protection laws by the European Commission unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union (CJEU) issued a decision in July 2020 invalidating the EU-U.S. Privacy Shield framework (Schrems II) and imposing further restrictions on the use of standard contractual clauses (SCCs) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in Europe. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-U.S. Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) and the Swiss-U.S. Privacy Shield has not been officially invalidated). Further, the European Commission recently published new EU SCCs, which place onerous obligations on the contracting parties. At present, there are few, if any, viable alternatives to the SCCs. As such, any transfers by us or our third-party vendors, collaborators of others of personal information from Europe to the United States or elsewhere may not comply with European data protection laws; may increase our exposure to European data protection laws’ heightened sanctions for cross-border data transfer restrictions; may restrict our clinical trial activities in Europe; and limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Following the UK’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the new EU SCCs do not automatically apply in the UK since Brexit, and the UK Government has not yet formally acknowledged the new EU SCCs, i.e., as a valid data transfer mechanism under the UK GDPR. Indeed, on August 11, 2021, the UK Information Commissioner’s Office (ICO) launched a public consultation on its draft international data transfer agreement and guidance. This included the publication of a draft UK addendum that can be used with the new EU SCCs – however this is unlikely to be finalized before the end of 2021 and as such, for the time being transfers from the UK to a third country should continue to be made in reliance on the “old” SCCs.

Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict requirements and limitations for processing personal information, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released its Personal Information Protection Law, which went into effect November 1, 2021, and Canada introduced the Digital Charter Implementation Act. As with the EU GDPR, these laws are broad and may increase our compliance burdens, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain, and process personal information about them.

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

We do not and will not have access to all information regarding fostamatinib and product candidates we licensed to Lilly, Kissei, Grifols and Medison.*

We do not and will not have access to all information regarding fostamatinib and other product candidates, including potentially material information about commercialization plans, medical information strategies, clinical trial design and execution, safety reports from clinical trials, safety reports, regulatory affairs, process development, manufacturing and other areas known by Lilly, Kissei, Grifols and Medison. In addition, we have confidentiality obligations under our respective agreements with Lilly, Kissei, Grifols and Medison. Thus, our ability to keep our shareholders informed about the status of fostamatinib and other product candidates will be limited by the degree to which Lilly, Kissei, Grifols and/or Medison keep us informed and allows us to disclose such information to the public. If Lilly, Kissei, Grifols and/or Medison fail to keep us informed about commercialization efforts related to fostamatinib, or the status of the clinical development or regulatory approval pathway of other product candidates licensed to them, we may make operational and/or investment decisions that we would not have made had we been fully informed, which may adversely affect our business and operations.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability. *

We recognized an income from operations of approximately $8.9 million during the nine months ended September 30, 2021 primarily due to the timing of recognition of revenue from the Lilly Agreement and grant from the U.S. Department of Defense, partly offset by cost and expenses incurred. We historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next 12 months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISSE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of September 30, 2021, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses or profitability, if any, especially due to the ongoing COVID-19 pandemic, is highly uncertain.

If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties now and in the future. We rely on these arrangements for not only financial resources, but also for expertise we need now and in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. To date, we have entered into several such arrangements with corporate collaborators; however, we do not know if these collaborations or additional collaborations with third parties, if any, will dedicate sufficient resources or if any development or commercialization efforts by third parties will be successful. In addition, our corporate collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate or development program. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us for any reason, including corporate restructuring, such failure might delay our ongoing research and development efforts, because we might not receive any future payments, and we would not receive any royalties associated with such compound or product. We are conducting a Phase 3 clinical program to study fostamatinib in wAIHA on our own. We may seek another collaborator or licensee in the future for clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. If we are unable to form new collaborations or enter into new license agreements, our research and development efforts could be delayed. In addition, the continuation of some of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations.

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

Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. Federal NOLs generated prior to 2018 will continue to be governed by the NOL carryforward rules as they existed prior to the adoption of the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal net operating losses generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. Under A.B. 85, the Company’s California net operating loss carryforwards are suspended for tax years 2020, 2021, and 2022, but the period to use these carryovers was extended.

In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code) and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities. Moreover, our ability to utilize our net operating losses is conditioned upon us achieving profitability and generating U.S. federal taxable income.

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

The withdrawal of the UK from the EU may adversely impact our ability to obtain regulatory approvals of our product candidates in the UK and the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the UK and the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the UK and the EU

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, (Trade Agreement), that outlines the future trading relationship between the UK and the EU was agreed in December 2020 and has been approved by each EU member state and the UK.

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

While the Trade Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. As the cyber-threat landscape evolves, these threats will likely grow in frequency, sophistication and intensity and may become increasingly difficult to detect. The costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing. Cyber threats may be generic, or they may be targeted against our information systems. Our network and storage applications and those of our contract manufacturing organizations, collaborators, contractors, CROs or vendors may be subject to unauthorized access or processing by hackers or breached due to operator or other human error, theft, malfeasance or other system disruptions. We may be unable to anticipate or immediately detect information security incidents and the damage caused by such incidents. These data breaches and any unauthorized access, processing or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Because our services involve the processing of personal information and other sensitive information about individuals we are subject to various laws, regulations, industry standards, and contractual requirements related to such processing. Any event that leads to unauthorized access, processing or disclosure of personal information, including personal information regarding our clinical study participants or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws, regulations or contracts that protect the privacy and security of personal information, which could disrupt our business, damage our reputation with our stakeholders, result in increased costs or loss of revenue, lead to negative publicity or result in significant financial exposure. The CCPA, in particular, includes a private right of action for California consumers whose personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures, and hence may result in civil litigation in the event of a security breach impacting such information. In addition, legislators and regulators in the U.S. have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in response to increasing broad-based cyberattacks, including the CCPA and New York SHIELD Act. New data security laws add additional complexity, requirements, restrictions and potential legal risk and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data.

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

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, we filed a universal shelf registration statement in March 2018 that was declared effective by the SEC in April 2018, and expired in April 2021, under which we sold 18,400,000 shares of common stock at a weighted-average price of $3.90 per share for net proceeds of $67.2 million, after deducting sale commissions. On August 3, 2021, we filed a new automatic shelf registration statement to register an additional $100.0 million of shares of our common stock for sale under our Open Market Sale Agreement with Jefferies. We may also in the future enter into underwriting or sales agreements with financial institutions for the offer and sale of any combination of common stock, preferred stock, debt securities and warrants in one or more offerings. If we or our stockholders sell, or if it is perceived that we or they will sell, substantial amounts of our common stock in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, future sales by us of our common stock may be dilutive to existing stockholders. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

Risks Related to Clinical Development and Regulatory Approval

Enacted or future legislation, and/or potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and/or commercialize fostamatinib or our product candidates, once approved, and affect the prices we may set or obtain.*

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell fostamatinib or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the law. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

In the United States, the EU and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. In the United States, there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer-sponsored patient assistance programs, and reform government program reimbursement methodologies for drugs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection under the federal Anti-Kickback Statute for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor manufacturer for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. Most recently, the bipartisan infrastructure legislation passed by the U.S. Senate in August 2021 included a moratorium on implementation of the safe harbor reforms before January 1, 2026; however it is unclear whether or when such legislation will be enacted. On November 20, 2020, the Centers for Medicare & Medicaid Services (CMS) also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which, among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. The Biden administration has begun taking executive actions to address drug pricing and other healthcare policy changes, including reversing certain measures by the Trump administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. Additionally, on August 10, 2021, CMS issued a proposed rule proposing to rescind the Most Favored Nation model interim final rule.

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

Regulatory approval for any approved product is limited by the FDA, the European Commission and other regulators to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may incur significant liability if it is determined that we are promoting the “off-label” use of TAVALISSE or any of our future product candidates if approved.

Any regulatory approval is limited to those specific diseases, indications and patient populations for which a product is deemed to be safe and effective by the FDA, the European Commission and other regulators. For example, the FDA-approved label for TAVALISSE is only approved for use in adults with ITP who have had an insufficient response to other treatments. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

Delays in clinical testing could result in increased costs to us.*

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. For example, for our Phase 3 clinical trial to further evaluate fostamatinib in hospitalized patients with COVID-19 is currently enrolling but may experience delays. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

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

We may not be able to obtain Emergency Use Authorization (EUA) for fostamatinib for the treatment of hospitalized patients with COVID-19, and, even if we do, absent supplemental NDA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.*

Based on the results of the NIH/NHLBI-sponsored Phase 2 trial, in May 2021, we filed an EUA for the use of fostamatinib for the treatment of hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 was insufficient for EUA. We continue to focus on enrolling on our Rigel-led Phase 3 clinical trial, and we anticipate providing further safety and efficacy data from this larger trial of fostamatinib in COVID-19 patients. If this trial meets its endpoints, we plan to resubmit our EUA application with this additional data.

Section 564 of the FDCA allows the FDA to authorize the shipment of drugs, biological products, or medical devices that either lack required approval, licensure, or clearance (unapproved products), or are approved but are to be used for unapproved ways to diagnose, treat, or prevent serious diseases or conditions in the event of an emergency declaration by the HHS Secretary.

On February 4, 2020, then-HHS Secretary Alex M. Azar II declared a public health emergency for COVID-19, under 21 U.S.C. § 360bbb-3(b)(1), justifying the authorization of emergency use of unapproved therapeutic products, or unapproved uses of approved or cleared therapeutic products, to treat COVID-19. This determination was published in the Federal Register on February 7, 2020.

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

We cannot predict with certainty whether the Phase 3 study will meet its primary endpoint, and we therefore cannot guarantee that we will submit a second application for an EUA for fostamatinib. Even if the Phase 3 study does meet its primary endpoint, we cannot predict whether FDA will grant an EUA for fostamatinib based on the study data. We also cannot predict how long, if ever, an EUA would remain in place.

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

If any of our partners or contractors fail to perform their obligations in an adequate and timely manner, or fail to comply with the FDA’s rules and regulations, then the marketing and sales of our products could be delayed. FDA may also take enforcement actions against us based on compliance issues identified with our contractors. If any of these events occur, we may incur significant liabilities, which could decrease our revenues. For example, sales and medical science liaison or MSL personnel, including contractors, must comply with FDA requirements for the advertisement and promotion of products.

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

We have obtained orphan drug designation from the FDA for fostamatinib for the treatment of ITP and wAIHA, but we may not be able to obtain or maintain orphan drug designation or exclusivity for fostamatinib for the treatment of ITP, wAIHA or our other product candidates, or we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

We have obtained orphan drug designation in the United States for fostamatinib for the treatment of ITP and wAIHA. We may seek orphan drug designation for other product candidates in the future. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. At this time, we do not have nor will we seek to apply for orphan drug designation in the EU or the UK in the foreseeable future.

We cannot assure you that any future application for orphan drug designation with respect to any other product candidate will be granted. If we are unable to obtain orphan drug designation with respect to other product candidates in the United States, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even though we have received orphan drug designation for fostamatinib for the treatment of ITP and wAIHA, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States for fostamatinib for the treatment of ITP, wAIHA or any future product candidate may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Risks Related to Commercialization

Our prospects are highly dependent on our first commercial product, TAVALISSE. To the extent that the commercial success of TAVALISSE in the United States is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline. *

TAVALISSE is our only drug that has been approved for sale in the United States and Europe for patients with chronic ITP. We are focusing a significant portion of our activities and resources on fostamatinib, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to sustain successful commercialization of TAVALISSE in the United States. We have entered into an exclusive commercialization agreement with Grifols to commercialize fostamatinib in Europe.

Sustained successful commercialization of TAVALISSE is subject to many risks and uncertainties, including the impact of the COVID-19 pandemic on the successful commercialization in the United States, as well as the successful commercialization efforts for TAVLESSE in Europe through our partner, Grifols. Prior to TAVALISSE, we have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to continue to do so successfully with fostamatinib for its approved indication. In addition, our partner, Grifols, is responsible for the commercial launch of TAVLESSE in Europe. Although Grifols launched TAVLESSE in Germany and the UK in July 2020, and began commercializing TAVLESSE in France, Italy and Spain in September 2021, we cannot be certain if Grifols will be successful in launching TAVLESSE in additional territories in Europe that it may pursue, or continue to be successful in commercializing and marketing in any such regions. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

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

We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including Kissei’s development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea, Grifols’ commercialization of fostamatinib in Europe and Turkey and Medison for future commercialization of fostamatinib in Canada and Israel. As a consequence of our license agreements with Kissei, Grifols and Medison, we rely heavily upon their regulatory, commercial, medical affairs, market access and other expertise and resources for commercialization of fostamatinib in their respective territories outside of the United States. We cannot control the amount of resources that our partners dedicate to the commercialization of fostamatinib, and our ability to generate revenues from the commercialization of fostamatinib by our partners depends on their ability to achieve market acceptance of fostamatinib in its approved indications in their respective territories.

Furthermore, foreign sales of fostamatinib by our partners could be adversely affected by the imposition of governmental controls, political and economic instability, outbreaks of pandemic diseases, such as the COVID-19 pandemic, trade restrictions or barriers and changes in tariffs, and escalating global trade and political tensions. For example, the ongoing COVID-19 pandemic has resulted in increased travel restrictions and extended shutdowns of certain businesses in the U.S. and around the world. If our collaborators are unable to successfully complete clinical trials, delay commercialization of fostamatinib or do not invest the resources necessary to successfully commercialize fostamatinib in international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these license agreements, resulting in harm to our business and operations. If we do not establish and maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed, which could delay market entry (or, if pricing is not approved, we may be unable to sell at all in a country where we have received regulatory approval for a product. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some countries, the proposed pricing for a drug must be approved before it may be lawfully marketed). In addition, authorities in some countries impose additional obligations, such as health technology assessments (HTAs), which assess the performance of a drug in comparison with its cost. The outcome of HTA assessments is judged on a national basis and some payers may not reimburse the use of our products or may reduce the rate of reimbursement for our products and as a result, revenue from such products may decrease.

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

With respect to clinical development, we have taken, and continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible per recent FDA guidance and working with our investigators for appropriate care of these patients in a safe manner consistent with agency guidelines. We have a number of ongoing clinical trials, one of which is a global Phase 3 clinical study in wAIHA. A number of our clinical trial investigators have paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled. Although some sites have resumed patient screening, the progress is slow, and we continue to experience delays in new patient enrollment. We are continuing to make decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to resuming enrollment/screening, considering the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drug, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. We continue to experience slower than anticipated enrollment in some of our clinical trials, and at this time we cannot currently fully forecast the scope of impact that the COVID-19 pandemic may have overall on clinical study results, including the timing thereof, or our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug and obtain complete data points in accordance with study protocol. In addition, our partner, Kissei, is currently conducting a Phase 3 clinical trial for fostamatinib in ITP in Japan the timing and completion of which could be delayed due to the COVID-19 pandemic. The delays may potentially delay future royalties on sales, as well as, receipt of future potential milestones. At this time, however, we cannot fully forecast the scope of impact that the COVID-19 pandemic may have on our partnership with Kissei.

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

Health regulatory agencies globally may experience prolonged disruptions in their operations as a result of the COVID-19 pandemic. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” The Agency recently published an updated form of this guidance on May 17, 2021. Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. It is unclear how FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unknown how long these disruptions could continue. Any de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the completion of our clinical trials.

In addition, the evolving effects of the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or we may not be able to meet the requirements under our credit facility with MidCap in order for us to draw Tranche 3 and/or Tranche 4, each of which is $20.0 million. We could also experience an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, a recession or market correction resulting from the impact of the evolving effects of COVID-19 could materially affect our business and the value of our common stock. While we expect the evolving effects of the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or that of our business partners, are continuously extended and become more restrictive, we may need to reassess our priorities and our corporate objectives. Given the global economic slowdown, the risks and uncertainties associated with the pandemic could adversely affect our business, financial condition, results of operations and growth prospects in the future periods. These evolving effects could adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘Risk Factors’ section.

To the extent the evolving effects of the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘Risk Factors’ section.

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

We and our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable laws and regulations, there is risk that the unauthorized use of social media by us or our employees to communicate about our products or business, sharing of publications in unintended audiences in other jurisdictions, or any inadvertent promotional activity or disclosure of material, nonpublic information through these means, may cause us to be found in violation of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse impact on our business, financial condition and results of operations. Furthermore, negative posts or comments about us or our products on social media could seriously damage our reputation, brand image and goodwill.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.1#	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith

* The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act.

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.
(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 18, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007, and incorporated herein by reference.
(4)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), filed on September 15, 2000, as amended, and incorporated herein by reference.
(5)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2021

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2021