Form 10-K
period 2021-12-31
RIGEL PHARMACEUTICALS INC
filed 2022-03-01
CIK 1034842

kr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on the Nasdaq Global Select on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $740.0 million. Shares of the registrant’s outstanding common stock held by each executive officer, director and affiliates of the registrant’s outstanding common stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 24, 2022, there were 171,683,545 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend” or the negative of these terms or similar expressions to identify these forward- looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our expectations regarding the impact of the global COVID-19 pandemic; our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of TAVALISSE in the United Stated (US) and in Europe; risks that the US Food and Drug Administration (FDA), European Medicines Agency (EMA) or other regulatory authorities may make adverse decisions regarding fostamatinib; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed in “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found below under the heading “Part 1, Item 1A, Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

●	Our prospects are highly dependent on our first commercial product, TAVALISSE (fostamatinib disodium hexahydrate). To the extent that the commercial success of TAVALISSE or fostamatinib in the US and respective territories outside of the US is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.

●	Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.

●	We may not be able to obtain Emergency Use Authorization (EUA) for fostamatinib for the treatment of hospitalized patients with COVID-19, and, even if we do, absent supplemental New Drug Application (NDA) approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.

●	We might not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize TAVALISSE or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
●	If we are unable to successfully market and distribute TAVALISSE and retain experienced sales force, our business will be substantially harmed.
●	We are subject to stringent and evolving privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.

●	If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.

●	Unforeseen safety issues could emerge with TAVALISSE that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.

●	We rely and may continue to rely on two distribution facilities for the sale of TAVALISSE and potential sale of any of our product candidates.

●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities and partnering.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

PART I

Item 1. Business

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with hematologic disorders, cancer and rare immune diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first product approved by the FDA is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only approved oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe, the United Kingdom (UK) (TAVLESSE) and Canada (TAVALISSE) for the treatment of chronic ITP in adult patients.

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

Our other clinical programs include our interleukin receptor-associated kinase (IRAK) inhibitor program and a receptor-interacting serine/threonine-protein kinase (RIPK1) inhibitor program in clinical development with partner Eli Lilly and Company (Lilly). In addition, we have product candidates in clinical development with partners BerGenBio ASA (BerGenBio) and Daiichi Sankyo (Daiichi).

Business Update

TAVALISSE in ITP

In 2021, our net product sales of TAVALISSE were $63.0 million, a 2% increase compared to 2020. The increase in our net product sales was primarily driven by the increase in quantities sold as well as the increase in price per bottle of TAVALISSE. The increase in our net product sales resulting from the increase in quantities sold and price per bottle were partially offset by the increase in revenue reserves mainly due to higher government program rebates.

Due to the evolving effects of the COVID-19 pandemic, we continue to deploy resources to enable our field-based employees to continue to engage virtually with health care providers. These virtual engagements have enabled our field team to support existing prescribers, as well as develop new prescribers to identify appropriate patients for TAVALISSE. We also conducted market research with chronic ITP prescribers in 2020 to understand the impact of COVID on chronic ITP management. More than half of respondents reported that COVID had an impact on their management of chronic ITP, and about a third of respondents anticipate a surge of patients post-COVID. This is because clinicians have found it challenging to both start a therapy, and switch to new therapies. Starting in 2021, we began to see an increase in in-person engagements with health care providers, while also maintaining our level of virtual engagements. In the third quarter of 2021, we expanded our sales force by increasing our territories. In the fourth quarter of 2021, we saw an increasing trend of in-person engagements until the Omicron variant surge in December 2021 which again limited our access.

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

Fostamatinib in wAIHA

We are on track to report topline data from our FORWARD study, Phase 3 pivotal trial of fostamatinib on oral SYK inhibitor in patients with wAIHA, which we initiated in March 2019. In November 2021, we completed the enrollment of our FORWARD study. We expect to report topline data from the 24-week study in mid-2022 and proceed with regulatory filings if the data is positive. If approved, fostamatinib has the potential to be the first-to-market therapy for patients with wAIHA in 2023.

Fostamatinib in Hospitalized COVID-19 patients

In April 2021, we reported positive topline results from a multi-center, Phase 2 clinical trial sponsored by the NIH/NHLBI, evaluating the safety of fostamatinib, our oral SYK inhibitor, for the treatment of hospitalized patients with COVID-19. The trial met its primary endpoint of comparable safety than standard of care (SOC) and showed broad and consistent improvement in numerous efficacy endpoints, including mortality, ordinal scale assessment, and number of days in the ICU. In late-May 2021, the trial data were submitted as part of a request for an EUA from the FDA for the fostamatinib as a treatment for hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 are insufficient to support an EUA. In September 2021, the data from the NIH/NHLBI-sponsored Phase 2 trial was published in Clinical Infectious Diseases, an official publication of the Infectious Disease Society of America.

In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. We continue to focus on enrolling patients in our Phase 3 clinical trial and anticipate providing further safety and efficacy data from this larger trial of fostamatinib in COVID-19 patients. If this trial meets its endpoints, we plan to resubmit an application for EUA with this additional data.

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

Global Strategic Partnership with Lilly

In February 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly (the Lilly Agreement), to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases. In addition, the collaboration is aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases. Pursuant to the terms of the license agreement, we granted to Lilly the exclusive rights to develop and commercialize R552 and related RIPK1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees. The agreement became effective in March 2021 upon clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.

We are responsible for 20% of development costs for R552 in the US, Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt-out of co-funding the R552 development activities in the US, Europe and Japan at two different specified times. If we exercise our first opt-out right (no later than September 30, 2023), we are required to fund our share of the R552 development activities in the US, Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024. We are responsible for performing and funding initial discovery and identification of CNS disease development candidates. Following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates.

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

R552, a potent and selective RIPK1 inhibitor, will advance into Phase 2 development in psoriasis in the first half of 2022. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in Tumor Necrosis Factor (TNF) signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and Amyotrophic Lateral Sclerosis (ALS). We are completing early discovery work on a potential candidate that Lilly may advance into clinical development.

Update on Current and Potential Future Impact of COVID-19 on our Business

We are continuing to monitor the impact of the evolving effects of the COVID-19 pandemic and have undertaken, and plan to continue to undertake, safety measures to keep our staff, patients, investigators and stockholders safe and to help the communities where we live and work to reduce the number of people exposed to the virus. Although we have recently initiated the first phase of our return-to-work initiatives, the majority of our employees continue to work remotely. Through our existing Crisis Management Team (CMT), we implemented and continue to monitor our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. Our CMT meets regularly to assess the effectiveness of our business continuity plans and make adjustments accordingly as COVID-19 continues to evolve. We initiated plans to re-open our South San Francisco, CA headquarters office. We have put together guidelines in this re-opening plan and continue to evaluate the workplace for compliance with this plan and may modify or update at any time to ensure the safety of our employees, contractors and visitors. We endeavor to provide the safest and most effective work environment under the circumstances, but we cannot guarantee that employees who come to the office will not be exposed to COVID-19 while at the office. It will be the responsibility of all employees to participate and cooperate in safety and cleaning protocols. We expect all employees, contractors, and visitors to our facility to comply with this plan. A proof of vaccination is required for all employees, contractors, and visitors to enter the facility. Employees may submit a request for exemption from this policy to the Human Resources due to a qualifying medical or religious reason.

The ultimate impact of the COVID-19 pandemic on our business and financial condition is highly uncertain and subject to change, and as such, we cannot ascertain the full extent of the impacts on our sales of our products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners and our clinical and regulatory activities. Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our ability to grow our product sales and may continue to negatively affect our product sales in the future. Resources have been deployed to enable our field team to have virtual engagements to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. Other commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives that were in live forums have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. Starting in 2021, we began to see an increase in in-person engagements with health care providers, particularly as we completed our sales force expansion in the third quarter of 2021, which increased the territories we cover. That growth of in-person interactions continued until December 2021when the Omicron variant surge which again limited our access. We have plans in place to continue implementing both virtual and live initiatives to ensure we are able to meet the needs of health care providers as the pandemic continues to evolve.

With respect to our supply chain, we currently do not anticipate significant disruption in the supply chain for our commercial product. However, we do not know the full extent of the impact on our supply chain if the COVID-19 pandemic continues and persists for an extended period of time.

See also “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10-K for additional information on risks and uncertainties related to the ongoing COVID-19 pandemic.

Strategy

Our goal is to establish ourselves as a successful commercial stage biopharmaceutical company with significant development capabilities. We aim to expand our commercial business in the US on our own and globally through partnerships. We continue our research and development of novel small molecule drugs that significantly improve the lives of patients with hematological disorders, cancer and immune diseases. We continue to maintain a strong commercial team in the US to enable us to execute successfully on our commercialization strategy for TAVALISSE in chronic ITP. We entered into partnerships for the expansion of fostamatinib into Europe, Asia, Turkey, Canada, and Israel, and will be concentrating on the further development of the utility of fostamatinib in other indications on our own or through our partners. We also aim to expand our development pipeline on our own and/or with partnerships with pharmaceuticals and biotechnology companies to further develop and market additional product candidates.

In particular, there are four key elements that we believe are value drivers, which we plan to continue to execute on:

●	growing sales of TAVALISSE in the estimated over $2.0 billion Global ITP market;

●	completing the Phase 3 pivotal trial of fostamatinib in wAIHA, potentially becoming the first FDA-approved product in this indication and capitalizing on a potential $1.0 billion US market;

●	completing our clinical trial programs to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients; and

●	expanding our development pipeline on our own and/or with collaboration partner(s).

Our Product Portfolio

The following table summarizes our portfolio:

Commercial Product

TAVALISSE in ITP

Disease background. Chronic ITP affects an estimated 81,300 adult patients in the US. In patients with ITP, the immune system attacks and destroys the body’s own blood platelets, which play an active role in blood clotting and healing. ITP patients can suffer extraordinary bruising, bleeding and fatigue as a result of low platelet counts. Current therapies for ITP include steroids, blood platelet production boosters that imitate thrombopoietin (TPOs) and splenectomy.

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

In August 2016, we announced the results of the first FIT study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control (p=0.0261). In October 2016, we announced the results of the second FIT study, reporting that the response rate (16% in the treatment group, versus 4% in the placebo group) was consistent with the first study, although the difference was not statistically significant. In the ITP double-blind studies, the most commonly-reported adverse reactions occurring in at least 5% of patients treated with TAVALISSE were diarrhea, hypertension, nausea, dizziness, increased alanine aminotransferase (ALT), increased aspartate aminotransferase (AST), respiratory infection, rash, abdominal pain, fatigue, chest pain, and neutropenia. Serious adverse drug reactions occurring in at least 1% of patients treated with TAVALISSE in the ITP double-blind studies were febrile neutropenia, diarrhea, pneumonia, and hypertensive crisis.

TAVALISSE was approved by the FDA in April 2018 for the treatment of ITP in adult patients who have had an insufficient response to a previous treatment, and successfully launched in the US in May 2018. In January 2020, the EC granted our Marketing Authorization Application (MAA) in Europe for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. In February 2020, Kissei Pharmaceutical Co., Ltd. (Kissei) was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic idiopathic thrombocytopenic purpura.

Commercial activities, including sales and marketing

A significant portion of our business operations is related to our commercial activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on hematologists and hematologist-oncologists in the US, who manage chronic adult ITP patients. In addition, our collaborative partner Grifols S.A. (Grifols) has launched TAVLESSE in the UK, Germany, France, Italy, Spain, the Czech Republic and Norway and continues a phased rollout across the rest of Europe which is expected to include Denmark, Finland and Sweden.

We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes TAVALISSE in the US using customary pharmaceutical company practices, and we concentrate our efforts on hematologists and hematologists-oncologists. TAVALISSE is sold initially through third-party wholesale distribution and specialty pharmacy channels and group purchasing organizations before being ultimately prescribed to patients. To facilitate our commercial activities in the US, we also enter into arrangements with various third parties, including advertising agencies, market research firms and other sales-support-related services as needed. We believe that our commercial team and distribution practices are adequate to ensure that our marketing efforts reach relevant customers and deliver our products to patients in a timely and compliant fashion. Also, to help ensure that all eligible patients in the US have appropriate access to TAVALISSE, we have established a reimbursement and patient support program called Rigel One Care (ROC). Through ROC, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and also provide free TAVALISSE to uninsured or under-insured patients who meet certain established clinical and financial eligibility criteria. In addition, ROC is designed to provide reimbursement support, such as information related to prior authorizations, benefits investigations and appeals.

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

Even with the above treatment options, a significant number of patients remain severely thrombocytopenic for long durations and are subject to risk of spontaneous or trauma-induced hemorrhage. The addition of fostamatinib to the currently available treatment options could be beneficial because it has a different mechanism of action than any of the therapies that are currently available. Fostamatinib is a potent and relatively selective SYK inhibitor, and its inhibition of Fc receptors and B-cell receptors of signaling pathways make it a potentially broad immunomodulatory agent.

Other products in the US that are approved by the FDA to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis International AG (Novartis)), Nplate® (Amgen, Inc.) and DOPTELET® (Swedish Orphan Biovitrum AB).

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

Fostamatinib in Europe/Turkey

In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent ITP and Autoimmune hemolytic anemia (AIHA) in Europe and Turkey. Pursuant to the terms of the license agreement, Grifols has exclusive rights to commercialize, and non-exclusive rights to develop, fostamatinib in Europe and Turkey. Grifols also received an exclusive option to expand the territory under its exclusive and non-exclusive licenses to include the Middle East, North Africa and Russia (including Commonwealth of Independent States). In November 2020, Grifols exercised its option to include these territories under the agreement.

We are responsible for performing and funding certain development activities for fostamatinib for ITP and AIHA and Grifols is responsible for all other development activities for fostamatinib in such territories. We remain responsible for the manufacturing and supply of fostamatinib for all development and commercialization activities under the agreement. Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million. In January 2020, the European Commission granted a MA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a $20.0 million non-refundable milestone payment, comprised of a $17.5 million payment due upon MAA approval by the EMA of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in Europe and Turkey.

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

In September 2019, Kissei initiated a Phase 3 trial in Japan of fostamatinib in adult patients with chronic ITP. The efficacy and safety of orally administered fostamatinib will be assessed by comparing it with placebo in a randomized, double-blind study. Japan has the third highest prevalence of chronic ITP in the world behind the US and Europe. In February 2020, Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP. In December 2021, Kissei reported positive topline results for a Phase 3 clinical trial of fostamatinib in adult Japanese patients with chronic ITP, meeting its primary endpoint. The Phase 3 clinical study showed that patients receiving fostamatinib achieved a stable platelet response significantly higher than patients receiving a placebo control. A stable platelet response was defined as achieving greater than or equal to 50,000 platelets per μL of blood on at least four of the last six scheduled visits between weeks 14 and 24 of treatment. Kissei is preparing a new drug application for submission to Japan’s Pharmaceuticals and Medical Devices Agency (PMDA).

 Fostamatinib in Canada/Israel

In October 2019, we entered into exclusive commercial and license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. Under the terms of the agreements, we received an upfront payment of $5.0 million with the potential for approximately $35.0 million in regulatory and commercial milestones. In addition, we will receive royalty payments beginning at 30% of net sales. Under our agreement with Medison for the Canada territory, we have the option to buy back all rights to the product upon regulatory approval in Canada for the indication of AIHA. The buyback provision, if exercised, would require both parties to mutually agree on commercially reasonable terms for us to purchase back the rights, taking into account Medison’s investment and the value of the rights, among others. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison.

In November 2020, Health Canada approved the New Drug Submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. In August 2021, Medison Israel received the licenses for registrational approval from the Ministry of Health, which triggered the first milestone that is the regulatory approval of the product in Israel for the first indication, for a non-refundable payment of $0.1 million.

Clinical Stage Programs

Fostamatinib in wAIHA

Disease background. Autoimmune hemolytic anemia is a rare, serious blood disorder where the immune system produces antibodies that result in the destruction of the body's own red blood cells. Symptoms can include fatigue, shortness of breath, rapid heartbeat, jaundice or enlarged spleen. While no medical treatments are currently approved for AIHA, physicians generally treat acute and chronic cases of the disorder with corticosteroids, other immuno-suppressants, or splenectomy. Research has shown that inhibiting SYK with fostamatinib may reduce the destruction of red blood cells. AIHA affects an estimated 45,000 Americans, and approximately 36,000 of those patients have wAIHA, where no approved treatment options currently exist.

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

In March 2019, we initiated our wAIHA pivotal Phase 3 clinical study of fostamatinib, known as the FORWARD study. The clinical trial protocol calls for a placebo-controlled study of approximately 90 patients with primary or secondary wAIHA who have failed at least one prior treatment. The primary endpoint will be a durable Hgb response, defined as Hgb > 10 g/dL and > 2 g/dL increase from baseline and durability measure, with the response not being attributed to rescue therapy. In November 2020, we reached an agreement with the FDA on the durable response measure for the primary efficacy endpoint of the study as well as the inclusion of additional secondary endpoints. In November 2021, we completed the enrollment of this study. Following the six-month treatment period after the last patient enrollment, we expect to report topline data from the 24-week study in mid-2022 and proceed with regulatory filings if the data is positive. If approved, fostamatinib has the potential to be the first to market therapy for patients with wAIHA.

In January 2021, we announced that the FDA had granted Fast Track designation to fostamatinib for the treatment of wAIHA. The FDA previously granted fostamatinib Orphan Drug designation for the treatment of wAIHA in January 2018.

Fostamatinib in Hospitalized COVID-19 Patients

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

Rigel-led Phase 3 Trial. In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. In January 2021, we were awarded $16.5 million from the US Department of Defense's Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) to support this Phase 3 clinical trial. This multi-center, double-blind, placebo-controlled, adaptive design study will randomly assign either fostamatinib plus SOC or matched placebo plus SOC (1:1) to 308 targeted evaluable patients. Treatment will be administered orally twice daily for 14 days with follow up to day 60. In December, we expanded the inclusion criteria to include patients with more severe disease (NIAID Ordinal Scale 6) to more accurately reflect the clinically predominant patient population hospitalized with COVID-19 and help speed enrollment. In collaboration with the FDA and Department of Defense, we also updated the primary endpoint for the study from progression to severe disease within 29 days, to the number of days on oxygen through day 29. This endpoint allows for closer comparison of the results with earlier results from the NIH/NHLBI Phase 2 trial with fostamatinib and various other NIH-sponsored trials, such as ACTIV-4, which uses a similar outcome measure as a primary endpoint. As of February 28, 2022, we enrolled approximately 265 of the targeted 308 patients.

NIH/NHLBI-sponsored Phase 2 Trial. In September 2020, we announced a Phase 2 clinical trial sponsored by the NIH/NHLBI in order to evaluate the safety of fostamatinib for the treatment of hospitalized COVID-19 patients. This multi-center, double-blind, placebo-controlled study randomly assigned fostamatinib or matched placebo (1:1) to 59 evaluable patients. Treatment was administered orally twice daily for 14 days, and a follow-up period to day 60. The primary endpoint of this study was cumulative incidence of SAE through day 29. The trial also included multiple secondary endpoints designed to assess the early efficacy and clinically relevant endpoints of disease course. The study completed the enrollment in March 2021, and in April 2021, we announced that this Phase 2 clinical trial met its primary endpoint of safety. In September 2021, the data from the NIH/NHLBI-Sponsored Phase 2 trial was published in Clinical Infectious Diseases, an official publication of the Infectious Disease Society of America.

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

R289, an Oral IRAK1/4 Inhibitor for Autoimmune, Inflammatory and Hematology-Oncology Diseases

Orally Available IRAK 1/4 Inhibitor Program. During the second quarter of 2018, we selected R835, the active metabolite of R289, a proprietary molecule from our IRAK 1/4 preclinical development program, for human clinical trials. This investigational candidate is an orally administered, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 (IL-1R) family receptor signaling. TLRs and IL-1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions including psoriasis, rheumatoid arthritis, inflammatory bowel disease and gout (among others). R835 prevents cytokine release in response to TLR and IL-1R activation in vitro. R835 is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release.

In October 2019, we announced results from a Phase 1 clinical trial of R835 in healthy subjects to assess safety, tolerability, protein kinase (PK) and pharmacodynamics. The Phase 1 study was a randomized, placebo-controlled, double-blind trial in 91 healthy subjects, ages 18 to 55. The Phase 1 trial showed positive tolerability and PK data as well as established proof-of-mechanism by demonstrating the inhibition of inflammatory cytokine production in response to a lipopolysaccharide (LPS) challenge.

We continue to advance the development of our IRAK1/4 program, completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive results in 2021.  In January 2022, we received clearance from the FDA on our clinical trial design to explore R289 in low-risk myelodysplastic syndromes (LR MDS). The open-label, Phase 1b study will determine the tolerability and preliminary efficacy of R289 in patients with LR MDS who are relapsed, refractory/resistant, intolerant or have inadequate response to prior therapies such as erythropoietin (EPO), thrombopoietin (TPO), luspatercept, or hypomethylating agents (HMAs) for MDS. In June 2021, we entered into a research collaboration with MD Anderson Cancer Center to evaluate novel IRAK 1/4 inhibitors in a series of preclinical studies of MDS and chronic myelomonocytic leukemia (CMML). The translational research generated from these studies will add to the body of data generated to-date on R835 and further elucidate the therapeutic potential of targeting deregulated innate immune signaling in MDS and CMML. In other immune diseases, we are exploring opportunities including palmoplantar pustulosis (PPP), hidradenitis suppurativa (HS), and others.

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

In September 2020, worldwide rights to DS-3032 were out-licensed from Daiichi to Rain Therapeutics Inc. (Rain). In July 2021, Rain announced that it initiated the Phase 3 study which will evaluate the efficacy and safety of milademetan (RAIN-32), a MDM2 inhibitor, for the treatment of de-differentiated liposarcoma, a rare cancer originating from fat cells located in the soft tissues of the body. In late 2021, Rain commenced its second clinical trial for RAIN-32 in patients with MDM2-applified advance solid tumors.

AZ-D0449 – AZ

In June 2012, we entered into an agreement with AZ for exclusive, worldwide rights to develop and commercialize our proprietary JAK inhibitor. In preclinical studies, this molecule was shown to be a potent inhibitor of IL-13 and IL-4 signaling. Inhibiting the IL-13 and IL-14 pathways could reduce the severity of inflammation and improve lung function by mechanisms associated with several hallmarks of asthma such as bronchoconstriction, mucus overproduction and airway remodeling. In December 2021, AZ provided a notice of termination of the agreement effective April 19, 2022.

Research/Preclinical Programs

We are conducting proprietary research in the broad disease areas of inflammation/immunology, immuno-oncology and cancers. Within these disease areas, our researchers are investigating mechanisms of action as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

Pharmacology and Preclinical Development

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

Commercialization and Sponsored Research and License Agreements

For a discussion of our Commercialization and Sponsored Research and License, see “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Intellectual Property

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. As of December 31, 2021, we had 51 pending patent applications and 358 issued and active patents in the US, as well as corresponding pending foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek US and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

 We currently hold a number of issued patents in the US, as well as corresponding applications that allow us to pursue patents in other countries, some of which have been allowed and/or granted and others of which we expect to be granted. Specifically, in most cases where we hold a US issued patent, the subject matter is covered at least by an application filed under the Patent Cooperation Treaty (PCT), which is then used or has been used to pursue protection in certain countries that are members of the treaty.  Our patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Some of these patents may be eligible for patent term extensions, depending on their subject matter and length of time required to conduct clinical trials. Our material patents relate to fostamatinib, an oral SYK inhibitor, that is the active pharmaceutical ingredient in TAVALISSE, and R406, the active metabolite of fostamatinib. These patents will expire at various dates from 2023 to 2034.

 Fostamatinib.  Fostamatinib is covered as a composition of matter in a US issued patent that has an expected expiration date of September 2031, after taking into account a patent term adjustment and extension rules. Fostamatinib is also covered under broader composition of matter claims in a US issued patent that has an expiration date in March 2026, after taking into account a patent term adjustment.  Additional patents covering fostamatinib composition of matter, methods for use, formulations, methods for making and intermediates expire at various dates from 2023 to 2041. Corresponding applications have been filed in foreign jurisdictions under the PCT, and are at various stages of prosecution. Of note, a patent covering fostamatinib as a composition of matter and in compositions for use treating various diseases has been granted by the European Patent Office.

 R406.  R406 is covered as a composition of matter in a US issued patent and, with a patent term adjustment, has an expiration date in February 2025. R406 is also covered under two broader composition of matter patents issued in the US expiring in February 2023 and July 2024. Methods of using R406 to treat various indications and compositions of matter covering certain intermediates used to make R406 are also covered under patents described above. Corresponding applications have been filed in foreign jurisdictions under the PCT and are at various stages of prosecution.

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

The FDA can approve an Abbreviated New Drug Application (ANDA) for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data the FDA would expect to see for approval of a generic version of TAVALISSE. The earliest an ANDA may be filed by a generic company is April 17, 2022. The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe our patents. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data FDA would expect to see for approval of a generic version of TAVALISSE.

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

Other products in the US that are approved by the FDA to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis), Nplate® (Amgen, Inc.) and DOPTELET® (Dova Pharmaceuticals).

We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as from academic and research institutions and government agencies, both in the US and abroad. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions as our research programs. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small molecule pharmaceuticals. We also face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that are useful in compound screening, as the technologies used by us in our drug discovery efforts.

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

Our competitors might develop technologies and drugs that are more effective or less costly than any that are being developed by us or that would render our technology and product candidates obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory agencies for product candidates more rapidly. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before us may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay or prevent our ability to market certain products. Any drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, might not be able to compete successfully with competitors’ existing or future products or obtain regulatory approval in the US or elsewhere.

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

Government Regulation

Government authorities in the US, at the federal, state and local level, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sampling, tracking and tracing, sales, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the US and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, such as those governing personal information and information security, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the US

In the US, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties.

A drug product candidate must be approved by the FDA through the new drug application (NDA). An applicant seeking approval to market and distribute a new drug product in the US must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulations;
●	submission to the FDA of an Investigational New Drug application (IND), which must take effect before human clinical trials may begin;

●	approval by an independent institutional review board (IRB) for each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug product for each indication;
●	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
●	review by an FDA advisory committee, if requested by the FDA;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices (cGMP), requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees and securing FDA approval of the NDA; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and potentially post-market requirement, or PMR, and commitment, or PMC, studies.

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation as well as in vitro and animal studies to assess product chemistry, formulation, and toxicity, as well as the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

An IND is an exemption from the FDCA that allows an unapproved new drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. In support of the IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the submission of each IND before clinical trials may begin. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or resume. An IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB can suspend or terminate approval of a clinical trial.

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

In most cases the FDA requires at least two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances, such as where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with current good manufacturing practices (cGMP) requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

The FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.

Review and Approval of Drugs in the EU and the UK

Similar rules governing clinical trials to those in place in the US apply in the European Union (EU) and the UK, with a clinical trial application (CTA) required to be submitted for each clinical trial to each EU Member State’s national competent authority (NCA) and an independent Ethics Committee. Following the UK’s exit from the EU, commonly referred to as Brexit, and the end of the transition period that was in place until the end of 2020, clinical trials that take place in the UK will be seen by the EMA as trials that have taken place in a “third country” and will only be considered during the course of a marketing authorization application if they are carried out on a basis that is in line with the regulations governing clinical trials in the EU. As of January 31, 2022, clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Regulation (EU) No 536/2014 (CTR) that has amended the system of approval for clinical trials in the EU. Under the CTR, sponsors must apply for authorizations through the Clinical Trials Information System (CTIS), the new clinical trials portal and database that allows a coordinated and streamlined application and authorization process for clinical trials and ethical approvals throughout the EU. The UK will not apply the CTR and therefore its regulatory framework on clinical trials is not aligned with the EU CTR. This may result in trials that take place in the UK potentially carrying less weight when applying for a marketing authorization in the EU.

Review of an NDA by the FDA

If clinical trials are successful, the next step in the drug development process is the preparation and submission to the FDA of an NDA. The NDA is the vehicle through which drug applicants formally propose that the FDA approve a new drug for marketing and sale in the US for one or more indications. The NDA must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. The submission of most NDAs is subject to an application user fee and the sponsor of an approved NDA is also subject to annual program user fees. These fees are typically increased annually.

Following submission of an NDA, the FDA conducts a preliminary review of an NDA to determine whether the application is sufficiently complete to permit substantive review. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to goals to review and act within ten months from filing for standard review NDAs and within six months for NDAs that have been designated for “priority review”.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease or condition to be treated by the drug, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity.

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

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA intends to review such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and submission to FDA of a supplemental NDA, which may require FDA review and approval. prior to implementation.

An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Expedited approval pathways

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as Fast Track designation, Breakthrough Therapy designation and Priority Review designation. In addition, accelerated approval offers the potential for approval based on a surrogate or intermediate clinical endpoint. In May 2014, the FDA published a final Guidance for Industry titled “Expedited Programs for Serious Conditions Drugs and Biologics,” which provides guidance on the FDA programs that are intended to facilitate and expedite development and review of new drug candidates as well as threshold criteria generally applicable to concluding that a drug candidate is a candidate for these expedited development and review programs.

The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and nonclinical or clinical data demonstrate the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s review clock for a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

A product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing available therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross disciplinary project lead for the review team; rolling review; and, taking other steps to design the clinical trials in an efficient manner.

FDA intends to review applications for standard review drug products within ten months of the 60-day filing date; and, applications for priority review drugs within six months. Priority review can be applied to drugs that the FDA determines treat a serious condition, and if approved, would offer a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation.

Accelerated approval pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides a meaningful therapeutic advantage to patients over available treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such drug for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (IMM) and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug. The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. In addition, all promotional materials for drugs approved under accelerated regulations are subject to prior review by the FDA.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA, EMA and MHRA approvals are subject to pervasive and continuing regulation by the FDA, EMA and MHRA and other national competent authorities in the EU including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, tracking and tracing, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and consistent with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to track and trace drug products, ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Many jurisdictions, including the EU and the UK, require each marketing authorization holder, national competent authority and the EMA to operate a pharmacovigilance system to ensure that the safety of all medicines is monitored throughout their use. The overall EU pharmacovigilance system operates through cooperation between the EU Member States, EMA and the European Commission.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the US, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the US for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA for the drug and rare disease or condition. Orphan drug designation does not shorten the goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the application fee. After the FDA grants Orphan Drug Designation, the name of the drug and its potential orphan-designated use are disclosed publicly by the FDA.

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

In the EU and UK, under Regulation (EC)141/2000 and the UK Human Medicines Regulation 2012 (as amended), respectively, medicinal products may be granted an orphan drug designation if they are used to treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the EU/ UK and for which there is no satisfactory method of diagnosis, prevention or treatment when the application is made, or when the medicinal product is of significant benefit to those affected by the condition. In addition, orphan drug designation can be granted to drugs used to treat or prevent life-threatening or chronically debilitating conditions which, for economic reasons, would be unlikely to be developed without incentives.

The application for orphan designation must be submitted to and approved by the EMA in respect of the EU or to the MHRA for Great Britain before an application is made for marketing authorization for the product. Medicinal products which benefit from orphan status, which they successfully maintain post-grant of the marketing authorization, can benefit from up to ten years of market exclusivity in respect of the approved indication. This prevents regulatory authorities in the EU or Great Britain, as the case may be, from granting marketing authorizations for similar medicinal products for the same therapeutic indication, unless another applicant can show that the similar medicinal product in question is safer, more effective or clinically superior to the orphan-designated product or if the marketing authorization holder consents to the second orphan medicinal product application, or where the marketing authorization holder cannot supply the needs of the market.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify the maintenance of market exclusivity. Conversely, the 10-year exclusivity period can be further extended by 2 years, when pediatric studies are conducted in accordance with an agreed pediatric investigation plan (PIP) and in completion of all the legal requirements.

Pediatric studies and exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (the FDASIA), sponsors must also submit pediatric study plans prior to the assessment data.

Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Abbreviated New Drug Applications for generic drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme allowing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (ANDA) to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (RLD).

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form and the strength of the drug. An applicant may submit an ANDA suitability petition to request the FDA’s prior permission to submit an abbreviated application for a drug that differs from the RLD in route of administration, dosage form, or strength, or for a drug that has one different active ingredient in a fixed combination drug product (i.e., a drug product with multiple active ingredients). At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists may consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

505(b)(2) New Drug Applications

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant, and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional bridging studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new drug candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Hatch-Waxman patent certification and the 30-month stay

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Orange Book.

When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent, known as a Section VIII statement. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

Patent term extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between the effective date of an IND application and the submission date of a NDA, plus the time between NDA submission date and the NDA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of product approval. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

Exclusivity under the Hatch-Waxman Amendments

In addition, under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or 505(b)(2) NDA referencing a particular drug until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity (NCE). For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be submitted to the FDA until the expiration of five years from the date the NDA is approved, unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; it does, however, block the FDA from approving ANDAs or 505(b)(2) NDAs during the period of exclusivity. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

FDA Emergency Use Authorization

Section 564 of the FDCA allows the FDA to authorize the shipment of drugs, biological products (including vaccines), or medical devices that either lack required approval, licensure, or clearance (unapproved products), or are approved but are to be used for unapproved ways to diagnose, treat, or prevent serious diseases or conditions in the event of an emergency declaration by the HHS Secretary.

On February 4, 2020, HHS Secretary Alex M. Azar II declared a public health emergency for COVID-19, under 21 U.S.C. § 360bbb-3(b)(1), justifying the authorization of emergency use of IVDs for detection and/or diagnosis of COVID-19. This determination was published in the Federal Register on February 7, 2020.

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

To date, FDA has submitted all EUAs it has received for vaccine candidates to treat COVID-19 for advisory committee review prior to issuing an EUA.

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

The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety.

Pharmaceutical Coverage, Pricing and Reimbursement

In the US and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Third-party payors include federal and state government health programs such as Medicare and Medicaid, commercial health insurers, managed care organizations, and other organizations. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. For example, there have been several recent US Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. In the US, some of these proposals at the federal level have included directing Medicare to negotiate directly with manufacturers for the costliest drugs; various Medicare Part D and Medicaid reforms; price reporting transparency; importation rulemaking; an international pricing index proposal to require additional discounts to Medicare, as well as a proposal requiring manufacturers to pay a rebate to the federal government if the price of a Medicare Part B or Part D drug increases more than the rate of inflation. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the Affordable Care Act)’s cap on

pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program (MDRP). Under the Affordable Care Act, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing, cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for the product. It is likely that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for a pharmaceutical manufacturer’s products or additional pricing pressure.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate could reduce physician utilization once the product is approved and have an adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that adequate reimbursement will be approved at a rate that covers our costs, including research, development, manufacture, sale and distribution. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments and third-party payors have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for medical products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In the EU, pricing and reimbursement methods can differ in each Member State. Some Member States and the UK may require that health technology assessments (HTA) be completed to obtain reimbursement or pricing approval. The outcome of HTA assessments is decided on a national basis and some Member States may decide not to reimburse the use of medicines or may reduce the rate of reimbursement. In December 2021, the EU adopted a new Regulation on Health Technology Assessment which allows Member States to carry out joint clinical assessments and operate joint clinical consultations. It is expected that the new Regulation will come into effect in 2025.

Healthcare and Privacy Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and other healthcare providers, patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as speakers or consultants, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Moreover, the Anti-Kickback Statute safe harbors have been the subject of recent regulatory reforms. In late 2020, the U.S. Department of Health and Human Services, Office of Inspector General issued two final rules finalizing significant safe harbor modifications related to (1) value-based and coordinated care arrangements and (2) certain point-of-sale discounts and the existing discount safe harbor (the “Rebate Rule”). Implementation of the Rebate Rule is uncertain due, at least in part, to ongoing litigation and a Congress-passed moratorium on implementation before January 1, 2026. We cannot predict the future of the Rebate Rule, the full impact of the Rebate Rule, if implemented, or subsequent regulatory actions on our operations. As a general matter, however, any changes to the safe harbors may impact our future contractual and other arrangements with pharmacy benefit managers, group purchasing organizations, third-party payors, wholesalers and distributors, healthcare providers and prescribers, and other entities, as well as our future pricing strategies. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which prohibits, among other things, (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $11,803 to $23,607 per false claim or statement for penalties assessed after December 13, 2021, with respect to violations occurring after November 2, 2015. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, including protected health information (PHI). HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies, among others, to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the US Department of Health and Human Services (HHS), information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also are required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state, local and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, restrict payments that may be made to healthcare providers and other potential referral sources, and/or require drug manufacturers to report information related to payments and transfers of value made to physicians and other health care providers or entities or marketing expenditures. In addition, there are state and local laws that require registration of sales representatives; state laws that require drug manufacturers to report information related to drug pricing; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the US (such as the EU’s General Data Protection Regulation (EU GDPR), which became effective in May 2018); federal and state laws governing the privacy and security of personal information (including health information) many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

Healthcare Reform

The US and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the US Congress enacted the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Consolidated Appropriations Act of 2020 fully repealed the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA) amended the Affordable Care Act to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a US District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and because it was repealed as part of the Tax Cuts and Job Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. Additionally, on December 18, 2019, the US Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On June 17, 2021, the US Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the law. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the US since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect into 2031, unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Sequestration will start again on April 1, 2022. From April 1 to June 30, 2022, payment for Medicare fee-for-service claims will be adjusted downwards by 1%; beginning July 1, 2022, the payment will be adjusted downwards by 2%. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there has been heightened governmental scrutiny in the US of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection under the federal Anti-Kickback Statute for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through Pharmacy Benefit Managers (PBMs), unless the price reduction is required by law. The implementation of the rule has been delayed by ongoing litigation and a Congress-passed moratorium on implementation before January 1, 2026. The rule also creates a new safe harbor manufacturer for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between PBMs and manufacturers, the implementation of which have also been delayed until January 1, 2026. On November 20, 2020, the Centers for Medicare & Medicaid Services (CMS) also issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the US District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. CMS issued a final rule, effective February 28, 2022, rescinding the Most Favored Nation Model interim rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Biden administration has begun taking executive actions to address drug pricing and other healthcare policy changes, including reversing certain measures taken by the Trump administration. For example, on July 9, 2021, President Biden signed an Executive Order to promote competition in the US economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Outside the US, ensuring adequate coverage and payment for our products will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. Recent budgetary pressures in many EU countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Manufacturing and Raw Materials

We currently do not have the manufacturing capabilities or experience necessary to produce TAVALISSE/TAVLESSE or any product candidates for clinical trials, including fostamatinib in COVID-19, wAIHA, our IRAK 1/4 inhibitor program and our RIPK1 inhibitor program. We do not own or operate manufacturing or distribution facilities or resources for clinical or commercial production and distribution of our product for commercial use or for preclinical and clinical trials. We assign internal personnel to manage and oversee third parties working on our behalf under contract. These third parties manufacture raw materials, the active pharmaceutical ingredient (API) and finished drug product for commercial distribution and for use in clinical studies. We currently rely on and will continue to rely on these third-party contract manufacturers to produce sufficient quantities of our products.

Human Capital Resources

As of December 31, 2021, we have 165 full-time employees. Of these employees, 51 were engaged in research and development activities, 81 were engaged in commercial activities, and 33 were engaged in general and administrative activities. We also engage temporary employees and consultants. In November 2021, we announced our plan to exit early-stage research and focus resources on our mid to late-stage development programs and commercial efforts which resulted in elimination of positions primarily in research organization.

None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. We aim to provide a stimulating and rewarding work environment, with recognition for accomplishments and the opportunity to advance our employees’ careers while sharing in the excitement of our growth and success. We know that our success depends on the experience, intellect, and talent of our highly motivated team, and we truly value the people who make our organization great. We provide a collaborative work environment that is both personally fulfilling and enables our employees to work together to achieve the purpose and goals of the organization. Our human capital efforts focus on maintaining a sufficient number of skilled employees in each respective department. Recruiting and retaining experienced and qualified sales and marketing personnel to successfully commercialize our product and scientific personnel to continue to perform research and development work in the future will be critical to our business success. Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. To facilitate talent attraction, retention, and development, we strive to be an inclusive, diverse, and safe workplace with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, opportunities for equity ownership, development opportunities that enable continued learning and growth and employment packages that promote well-being across all aspects of our employees’ lives, including health care, retirement planning and paid time off.

The health, safety, and wellness of our employees is a priority in which we have always invested and intend to continue to do. We provide our employees with access to a variety of innovative, flexible, and convenient health and wellness programs. Additionally, we offer programs to help support employees physical and mental health by providing tools and resources to help them improve or maintain their health status, encourage engagement in healthy behaviors, and offer choices where possible so they are customized to meet their needs. In light of the COVID-19 pandemic, we have undertaken and plan to continue to undertake, safety measures to keep our employees’ health, safety, and wellness a priority. We implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. We endeavor to provide the safest and most effective work environment under the circumstances, but we cannot guarantee that employees who come to the office will not be exposed to COVID-19 while at the office. It will be the responsibility of all employees to participate and cooperate in safety and cleaning protocols. We expect all employees, contractors, and visitors to our facility to comply with our COVID-19 guidelines plan. A proof of vaccination is required for all employees, contractors, and visitors to enter the facility. Employees may submit a request for exemption from this policy to Human Resources due to a qualifying medical or religious reason. Regular COVID-19 testing is required if an employee receives an exemption.

We provide compensation and benefits programs to help meet the needs of our employees. In addition to base compensation, these programs include annual bonuses, Stock Award Plans, Employee Stock Purchase Plans, 401(k), healthcare and insurance benefits, paid time off, health and fitness benefits and various additional employee programs. We have robust annual performance review processes for reviewing employees’ performance and pay.

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

Corporate Information

Our principal executive office is located at 1180 Veterans Boulevard, South San Francisco, California 94080. Our telephone number is (650) 624-1100.

Available Information

We electronically file with the Securities and Exchange Commission (SEC) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and amendments to such reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge on or through our website at www.rigel.com, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. The information found on our website is not part of or incorporated by reference into this Annual Report on Form 10-K.

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

The COVID-19 pandemic has resulted in extended travel and other restrictions in order to reduce the spread of the disease. During 2020 and 2021, several states and counties across the country including California and the San Francisco Bay Area issued orders and restrictions, including directing individuals to shelter in place, prohibiting certain non-essential gatherings, directing businesses and governmental agencies to cease non-essential operations at physical locations and advising against non-essential travel. In response to these public health directives and orders, we previously implemented work-from-home policies for certain employees and closed our office in South San Francisco requiring most of our personnel, including our administrative employees, to work remotely, and restricted on-site access to only those personnel performing essential activities.  Although we have recently initiated the first phase of our return-to-work initiatives, the majority of our employees continue to work remotely. Our continued reliance on personnel working from home may negatively impact productivity, disrupt, delay, or otherwise adversely impact our business. In addition, with most of our employees continuing to work remotely, our exposure to cybersecurity risk has increased. This also creates data accessibility concerns and make us more susceptible to communication disruptions. Although most states and counties have since eased restrictions as the number of COVID-19 cases declined, the resurgence of COVID-19 cases and emergence of new variants of the virus, including the highly infectious Delta and Omicron variants of the virus, could force states and counties to reinstate more severe restrictions to reduce the spread of the disease. The evolving effects of the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.

Since the COVID-19 pandemic was declared, we have continued to observe reduced patient-doctor interactions and our representatives have had fewer visits with health care providers, which negatively affected our product sales and may continue to negatively affect our product sales in the future. Physicians with practices severely impacted by the COVID-19 pandemic, and who currently prescribe TAVALISSE, may eventually decide to close their independent practices and join a larger medical organization with a practice that does not prescribe TAVALISSE. Additionally, commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. Resources have been deployed to enable our field-based employees to continue to engage virtually with health care providers. Although these virtual engagements have enabled our field team to support existing prescribers, as well as partner with new prescribers to identify appropriate patients for TAVALISSE, we cannot rule out the future impact on our business if the pandemic continues for an extended period of time.

With respect to clinical development, we have taken, and continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible per recent FDA guidance and working with our investigators for appropriate care of these patients in a safe manner consistent with agency guidelines. We have a number of ongoing clinical trials, including our global Phase 3 clinical studies in wAIHA and COVID. A number of our clinical trial investigators have paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled. Although some sites have resumed patient screening, the progress is slow, and we continue to experience delays in new patient enrollment. We are continuing to make decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to resuming enrollment/screening, considering the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drug, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. We continue to experience slower than anticipated enrollment in some of our clinical trials, and at this time we cannot currently fully forecast the scope of impact that the COVID-19 pandemic may have overall on clinical study results, including the timing thereof, or our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug and obtain complete data points in accordance with study protocol.

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

Health regulatory agencies globally may experience prolonged disruptions in their operations as a result of the COVID-19 pandemic. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” The Agency published an updated form of this guidance on May 17, 2021. Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. It is unclear how the FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. Regulatory authorities outside the US may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unknown how long these disruptions could continue. Any de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the completion of our clinical trials.

In addition, the evolving effects of the COVID-19 pandemic have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or we may not be able to meet the requirements under our credit agreement with MidCap Financial Trust (MidCap) in order for us to access the funds remaining under such credit agreement. We could also experience an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, a recession or market correction resulting from the impact of the evolving effects of COVID-19 could materially affect our business and the value of our common stock. While we expect the evolving effects of the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the US and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or that of our business partners, are continuously extended and become more restrictive, we may need to reassess our priorities and our corporate objectives. Given the global economic slowdown, the risks and uncertainties associated with the pandemic could adversely affect our business, financial condition, results of operations and growth prospects in the future periods.

To the extent the evolving effects of the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, enrollment, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. In future clinical trials, we or our partners may discover additional side effects and/or a higher frequency of side effects than those observed in previously completed clinical trials. The results of preliminary and mid-stage clinical trials do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous clinical trials. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical trials based on existing knowledge of the compounds. However, we cannot provide assurance that we will meet any of these timelines for clinical development. Additionally, the initial results of a completed earlier clinical trial of a product candidate do not necessarily predict final results and the results may not be repeated in later clinical trials.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Part I, Item 1, Business – Government Regulation – Healthcare and Privacy Law and Regulation and Healthcare Reform” of this Annual Report on Form 10-K for more information on the healthcare laws and regulations that may affect our ability to operate.

We are also exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the US and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

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

We are subject to, or affected by, various federal, state and foreign laws, rules, directives, and regulations, as well as regulatory guidance, policies and contractual obligations relating to privacy and information security, governing the acquisition, collection, access, use, disclosure, processing, modification, retention, storage, transfer, destruction, protection, and security (collectively, “processing”) of personal information and other sensitive information about individuals. The global privacy and information security landscape is evolving rapidly, and implementation standards and enforcement practices are likely to continue to develop for the foreseeable future and may result in conflicting or inconsistent compliance obligations. Legislators and regulators are increasingly adopting or amending privacy and information security laws, rules, directives, and regulations that may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to process personal information, transfer data internationally, necessitate the acceptance of more onerous obligations in our contracts, result in enforcement actions, litigation or other liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing the processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions, litigation, and other consequences for noncompliance with privacy and information security laws and regulations are rising. Compliance with applicable privacy and information security laws and regulations, as well as regulatory guidance, policies and contractual obligations, is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new privacy and information security requirements. If we fail to comply with any such obligations, we may face significant investigations, fines, penalties and claims that could materially and adversely affect our business, financial condition, results of operations, ability to process personal information and income from certain business initiatives.

In the US, these obligations include various federal, state, and local statutes, rules, and regulations relating to privacy and data security. The Federal Trade Commission (FTC) has authority under Section 5 of the FTC Act to regulate unfair or deceptive or practices, and has used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The US federal government has also enacted statutes to address privacy and information security issues impacting particular industries or activities, including the following laws and regulations: the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and other laws and regulations. In addition, state legislatures have enacted statutes to address privacy and information security issues, including the California Consumer Privacy Act of 2018(the CCPA), and similar state laws such as Virginia’s Consumer Data Protection Act and the Colorado Privacy Act. For example, the CCPA establishes a privacy framework applicable to for-profit entities that are doing business in California, including an expansive definition of personal information and data privacy rights for California residents, and authorizes potentially severe statutory damages and creates a private right of action for certain data security breaches. The CCPA also requires businesses subject to the law to provide new disclosures to California residents and to provide them with expanded rights with respect to their personal information, including the right to opt out of the sale of such information. Although there are limited exemptions for clinical trial and other research-related data under the CCPA, the CCPA and other similar laws could impact our business depending on how it will be interpreted by the new California Privacy Protection Agency. As we expand our operations, the CCPA may increase our compliance costs and potential liability. In addition, California voters approved the California Privacy Rights Act of 2020 (CPRA), which goes into effect on January 1, 2023. The CPRA will, among other things, give California residents the ability to limit the use of their sensitive information, opt out of certain types of profiling and automated processing activities, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Additionally, Colorado and Virginia both signed privacy legislation, each of which go into effect in 2023, and multiple other states and the federal government are considering enacting similar legislation. Many states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. New privacy laws add additional complexity, requirements, restrictions and potential legal risk. Accordingly, compliance programs may require additional investment in resources, and could impact availability of previously useful data.

Internationally, our operations abroad may also be subject to increased scrutiny or attention from foreign data protection authorities. For example, our clinical trial programs and research collaborations outside the US may implicate foreign data protection laws, including in the European Economic Area, Switzerland, and/or the UK (collectively, “Europe”). Many jurisdictions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the EU GDPR, impose strict requirements for processing personal information (i.e., data which identifies an individual or from which an individual is identifiable), including clinical trial data and grant individuals’ various data protection rights (e.g., the right to erasure of personal information). In turn, the EU GDPR and similar laws increase our obligations with respect to clinical trials conducted in Europe by expanding the definition of personal information to also include coded data and requiring (i) changes to informed consent practices and more detailed notices for clinical trial participants and investigators; (ii) consideration of data protection as any new products or services are developed, including to limit the amount of personal information processed; and (iii) implementation of appropriate technical and organizational measures to safeguard personal information and to report certain personal data breaches to the relevant supervisory authority without undue delay (for the EU GDPR no later than 72 hours where feasible). In the event of non-compliance, the EU GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue, whichever is greater. In addition, the EU GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

European data protection laws, including the EU GDPR, generally also prohibit the transfer of personal information from Europe to the US and most other countries that are not recognized as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing US companies to import personal information from Europe has been certification to the EU-US Privacy Shield and Swiss-US Privacy Shield frameworks administered by the US Department of Commerce. However, the Court of Justice of the European Union (CJEU) issued a decision in July 2020 invalidating the EU-US Privacy Shield framework as a data transfer mechanism (Schrems II) and imposing further restrictions on the use of standard contractual clauses (SCCs), including a requirement for companies to carry out a transfer privacy impact assessment, which, among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in Europe. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-US Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) and the Swiss-US Privacy Shield has not been officially invalidated). Further, the European Commission recently published new EU SCCs, which place onerous obligations on the contracting parties. At present, there are few, if any, viable alternatives to the SCCs. As such, any transfers by us or our third-party vendors, collaborators or others of personal information from Europe to the US or elsewhere may not comply with European data protection laws, may increase our exposure to European data protection laws’ heightened sanctions for cross-border data transfer restrictions may restrict our clinical trial activities in Europe and may limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Following the UK’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but that process personal information either in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR, the requirements of which are (at this time) largely aligned with those under the EU GDPR, and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the new EU SCCs do not automatically apply in the UK since Brexit. However, on January 28, 2022, the UK Government laid before the UK Parliament its International Data Transfer Agreement (IDTA) and International Data Transfer Addendum (UK Addendum) to the new EU SCCs. If no objections are raised by the UK Parliament, the IDTA and the UK Addendum will come into force on March 21, 2022. The UK Information Commissioner’s Office (ICO) is also expected to shortly publish its version of the transfer impact assessment.

Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, with strict requirements and limitations for processing personal information, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released its Personal Information Protection Law, which went into effect November 1, 2021, and Canada introduced the Digital Charter Implementation Act. As with the EU GDPR, these laws are broad and may increase our compliance burdens, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain, and process personal information about them.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, collaborators, contractors, service providers or vendors fail to act in accordance with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, trial participants or research subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information or exercise their right to do so under applicable privacy legislation. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy policies and documentation, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In addition to data privacy requirements, many jurisdictions impose mandatory clinical trial information obligations on sponsors. In the EU, such obligations arise under the Transparency Regulation No 1049/ 2001, EMA Policy 0043, EMA Policy 0070 and the Clinical Trials Regulation No 536/2014, all of which impose on sponsors the obligation to make publicly available certain information stemming from clinical studies. In the EU, the transparency framework provides EU-based parties the right to submit an access to documents request to the EMA for information included in the marketing authorization application dossier for approved medicinal products. Only very limited information is exempted from disclosure, i.e. commercially confidential information (which is construed increasingly narrowly) and protected personal data. It is possible for competitors to access and use this data in their own research and development programs anywhere in the world, once this data is in the public domain.

Enhanced governmental and public scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs may require us to modify our programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

To help patients afford our products, we have a patient assistance program that helps financially needy patients. This type of program has become the subject of enforcement scrutiny in recent years. For example, some pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. Our patient assistance program could become the target of similar litigation. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about manufacturer-sponsored patient support programs, including, for example, manufacturer-sponsored patient assistance programs, co-pay assistance programs, and manufacturer contributions to independent charitable patient assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons.

If we are deemed not to have complied with laws or regulations in the operation of, or our interactions with, these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient support programs and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may be proposed that would establish requirements with respect to these programs and/or support that would affect pharmaceutical manufacturers. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. A government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.

Under the FDCA, the FDA can approve an abbreviated new drug application (ANDA) for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form and route of administration and that it is bioequivalent to the branded product. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data FDA would expect to see for approval of a generic version of TAVALISSE.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the US, we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have an adverse effect on our business, results of operations and financial condition.

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

In addition, the Office of Inspector General of HHS and other Congressional enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (AMP) and best price (BP) for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the federal False Claims Act and other laws and regulations. Any required refunds to the US government or response to a government investigation or enforcement action would be expensive and time consuming and could have an adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid for our covered outpatient drugs or under Medicare Part B for any of our products that may be reimbursed under Part B.

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

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and for the commercial launch of TAVALISSE. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercial launch of TAVALISSE in the US, through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. While we intend to opportunistically seek access to additional funds through public or private equity offerings or debt financings, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the US and worldwide resulting from the ongoing COVID-19 pandemic. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from the exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our credit facility with MidCap includes certain covenants that may restrict our business, and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

We have indebtedness in the form of a term loan pursuant to the Credit Agreement (as defined below) with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.

On February 11, 2022, we entered into a Second Amendment (Second Amendment) to that certain Credit and Security Agreement, dated as of September 27, 2019, with MidCap (the initial Credit Agreement and, as modified by the Second Amendment, the Credit Agreement). Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 10 – Debt” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

At closing, $10.0 million was funded to us in an initial tranche. The initial Credit Agreement also gave us the ability to access an additional $50.0 million at our option, of which $40.0 million may be drawn in two tranches subject to the achievement of certain customary conditions. In May 2020, our second tranche of $10.0 million was funded by MidCap. The Second Amendment, among other things, amended the applicable funding conditions, applicable commitments and certain other terms relating to available credit facilities (Tranches 3 and 4), added additional term loan credit facility (Tranche 5), and revised certain terms related to the financial covenants. Following the Second Amendment, the Credit Agreement gives us the ability to access the following available credit facilities: (i) on the closing date of the Second Amendment, $10.0 million term loan facility (Tranche 3), (ii) until August 31, 2022, an additional $10.0 million aggregate principal amount of term loan facility at our option (Tranche 4), and (iii) until March 31, 2023, an additional $20.00 million term aggregate principal amount of term loan facility subject to the satisfaction of applicable funding conditions which include minimum net revenue and compliance with financial covenants set forth in the Credit Agreement. On the closing of the Second Amendment, Tranche 3 of $10.0 million was funded by MidCap. If we are unable to satisfy these or other required conditions, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

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

We do not and will not have access to all information regarding fostamatinib and product candidates we licensed to Lilly, Kissei, Grifols and Medison.

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

Our future funding requirements will depend on many uncertain factors.

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

●	the costs to commercialize fostamatinib for the treatment of ITP in the US, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;
●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	any current and future impacts of the ongoing and evolving COVID-19 pandemic;
●	the costs and timing of regulatory filings and approvals by us and our collaborators;
●	the progress of research and development programs carried out by us and our collaborative partners;
●	any changes in the breadth of our research and development programs;
●	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;
●	our ability to acquire or license other technologies or compounds that we may seek to pursue;
●	our ability to manage our growth;
●	competing technological and market developments;
●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
●	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

We recognized loss from operations of $12.5 million in 2021 primarily due to higher operating expenses, partly offset by the revenue recognized from our product sales, the Lilly Agreement and the grant from the US Department of Defense. We have historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next 12 months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISSE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of December 31, 2021, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses or profitability, if any, especially due to the ongoing COVID-19 pandemic, is highly uncertain.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. For example, fostamatinib is covered as a composition of matter in a US issued patent that has an expected expiration date of September 2031, after taking into account patent term adjustment and extension rules.

In the future, our patent position might be highly uncertain and involve complex legal and factual questions. For example, we may be involved in post-grant proceedings before the US Patent and Trademark Office. Post-grant proceedings are complex and expensive legal proceedings and there is no assurance we will be successful in any such proceedings. A post-grant proceeding could result in our losing our patent rights and/or our freedom to operate and/or require us to pay significant royalties. Additionally, third parties may challenge the validity, enforceability or scope of our issued patents, which may result in such patents being narrowed, invalidated or held unenforceable through interference, opposition or invalidity proceedings before the US Patent and Trademark Office or non-US patent offices. Any successful opposition to our patents could deprive us of exclusive rights necessary for the successful commercialization of fostamatinib or our other product candidates. Oppositions could also be filed to complementary patents, such as formulations, methods of manufacture and methods of use, that are intended to extend the patent life of the overall portfolio beyond the patent life covering the composition of matter. A successful opposition to any such complementary patent could impact our ability to extend the life of the overall portfolio beyond that of the related composition of matter patent.

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

We are a party to certain in-license agreements that are important to our business, and we generally do not control the prosecution of in-licensed technology. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology. Moreover, some of our academic institution licensors, research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, our ability to receive patent protection or protect our proprietary information may otherwise be impaired. In addition, some of the technology we have licensed relies on patented inventions developed using US government resources.

The US government retains certain rights, as defined by law, in such patents, and may choose to exercise such rights. Certain of our in-licenses may be terminated if we fail to meet specified obligations. If we fail to meet such obligations and any of our licensors exercise their termination rights, we could lose our rights under those agreements. If we lose any of our rights, it may adversely affect the way we conduct our business. In addition, because certain of our licenses are sublicenses, the actions of our licensors may affect our rights under those licenses.

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

We are subject to taxation in numerous US states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our ability to use net operating losses (NOLs) and certain other tax attributes is uncertain and may be limited.

Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. Federal NOLs generated prior to 2018 will continue to be governed by the NOL carryforward rules as they existed prior to the adoption of the Tax Cuts and Jobs Act (Tax Act), which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. Under A.B. 85, the Company’s California NOL carryforwards are suspended for tax years 2020, 2021, and 2022, but the period to use these carryovers was extended.

In addition, utilization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code) and similar state provisions, which may result in the expiration of NOLs before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOLs and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities. Moreover, our ability to utilize our NOLs is conditioned upon us achieving profitability and generating US federal taxable income.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, the commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to TAVALISSE in which there are existing therapies and drug candidates in development for the treatment of ITP that may be alternative therapies to TAVALISSE. Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise commercializing approved products than we do. Also, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payers. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as from academic and research institutions and government agencies, both in the US and abroad. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions as our research programs. Our competitors including fully integrated pharmaceutical companies have extensive drug discovery efforts and are developing novel small-molecule pharmaceuticals. We also face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that are useful in compound screening, as the technologies used by us in our drug discovery efforts.

Competition may also arise from:

●	new or better methods of target identification or validation;
●	generic versions of TAVALISSE or of products with which we compete;
●	other drug development technologies and methods of preventing or reducing the incidence of disease;
●	new small molecules; or
●	other classes of therapeutic agents.

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

Our competitors might develop technologies and drugs that are more effective or less costly than any that are being developed by us or that would render our technology and product candidates obsolete and noncompetitive. In addition, our competitors may succeed in obtaining the approval of the FDA or other regulatory agencies for product candidates more rapidly. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before us may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay or prevent our ability to market certain products. Any drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, might not be able to compete successfully with competitors’ existing or future products or obtain regulatory approval in the US or elsewhere.

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

The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	our ability to continue to sell TAVALISSE in the US;
●	our ability to enter into partnering opportunities across our pipeline;
●	the receipt or failure to receive the additional funding necessary to conduct our business;
●	selling of our common stock by large stockholders;
●	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;
●	announcements of technological innovations or new commercial products by our competitors or us;

●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	publicity regarding actual or potential medical results relating to products under development by our competitors or us;
●	regulatory developments in the US and foreign countries;
●	changes in the structure of healthcare payment systems;
●	litigation or arbitration;
●	economic and other external factors or other disaster or crisis; and
●	period-to-period fluctuations in financial results.

The withdrawal of the UK from the EU may adversely impact our ability to obtain regulatory approvals of our product candidates in the UK and the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the UK and the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the UK and the EU.

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement (Trade Agreement) that outlines the future trading relationship between the UK and the EU was agreed to in December 2020 and has been approved by each EU member state and the UK.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. Great Britain (made up of England, Scotland, and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by such procedures). A separate marketing authorization will be required to market drugs in Great Britain. It is currently unclear whether the Medicines and Healthcare Products Regulatory Agency, or MHRA, in the UK is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals would delay or prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

While the Trade Agreement provides for the tariff-free trade of medicinal products between the UK and the EU, there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

Orphan designation in Great Britain following Brexit is granted on an essentially identical basis as in the EU but is based on the prevalence of the condition in Great Britain. It is therefore possible that conditions that are currently designated as orphan conditions in Great Britain will no longer be, and conditions that are not currently designated as orphan conditions in the EU will be designated as such in Great Britain.

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

While we have a strong compliance effort in place to ensure we are complying with all requirements under anti-kickback laws, our consulting or advisory contracts with our scientific consultants and advisors may be scrutinized under the Anti-Kickback Statute, which prohibits, among other things, companies from transferring anything of value as remuneration for prescribing, purchasing, or recommending pharmaceutical and biological products. Although there are several statutory exceptions and regulatory safe harbors that may protect these arrangements from prosecution or regulatory sanctions, our consulting and advising contracts may be subject to scrutiny if they do not fit squarely within an exception or safe harbor.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business, particularly during the COVID-19 pandemic. We also rely on third party vendors and their information technology systems. Despite the implementation of security measures, our recovery systems, security protocols, network protection mechanisms and other security measures and those of our CROs and other contractors and consultants are vulnerable to compromise from natural disasters; terrorism; war; telecommunication and electric failures; traditional computer hackers; malicious code (such as computer viruses or worms); employee error, theft or misuse; denial-of-service attacks; cyber-attacks by sophisticated nation-state and nation-state supported actors including ransomware; or other system disruptions. We receive, generate and store significant and increasing volumes of personal (including health), confidential and proprietary information. There can be no assurance that we, or our collaborators, CROs, third-party vendors, contractors and consultants will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or breaches. Any breakdown, cyber-attack or information security breach could result in a disruption of our drug development programs or other aspects of our business. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, incur significant remediation or litigation costs, result in product development delays, disrupt key business operations, cause loss of revenue and divert attention of management and key information technology resources.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. As the cyber-threat landscape evolves, these threats are likely growing in frequency, sophistication and intensity and are increasingly difficult to detect. The costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing. Cyber threats may be generic, or they may be targeted against our information systems. Our network and storage applications and those of our contract manufacturing organizations, collaborators, contractors, CROs or vendors may be subject to unauthorized access or processing by hackers or breached due to operator or other human error, theft, malfeasance or other system disruptions. We may be unable to anticipate or immediately detect information security incidents and the damage caused by such incidents. These data breaches and any unauthorized access, processing or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Such attacks, such as in the case of a ransomware attack, also may interfere with our ability to continue to operate and may result in delays and shortcomings due to an attack that may encrypt our or our service providers’ or partners’ systems unusable. Additionally, because our services involve the processing of personal information and other sensitive information about individuals we are subject to various laws, regulations, industry standards, and contractual requirements related to such processing. Any event that leads to unauthorized access, processing or disclosure of personal information, including personal information regarding our clinical study participants or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws, regulations or contracts that protect the privacy and security of personal information, which could disrupt our business, damage our reputation with our stakeholders, result in increased costs or loss of revenue, lead to negative publicity or result in significant financial exposure. The CCPA, in particular, includes a private right of action for California consumers whose personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures, and hence may result in civil litigation in the event of a security breach impacting such information. In addition, legislators and regulators in the US have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in response to increasing broad-based cyberattacks, including the CCPA and New York SHIELD Act. New data security laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data.

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

We may not have adequate insurance coverage for security incidents or breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the US and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell fostamatinib or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Affordable Care Act was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the US pharmaceutical industry. On June 17, 2021, the US Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the law. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of the

Biden administration will impact the Affordable Care Act and our business.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce the costs of healthcare and/or impose price controls may adversely affect, for example:

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

In the US, the EU and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. In the US, there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer-sponsored patient assistance programs, and reform government program reimbursement methodologies for drugs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection under the federal Anti-Kickback Statute for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The implementation of the rule has been delayed by ongoing litigation and a Congress-passed moratorium on implementation before January 1, 2026. The rule also creates a new safe harbor manufacturer for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between PBMs and manufacturers, the implementation of which have also been delayed until January 1, 2026.

On November 20, 2020, the Centers for Medicare & Medicaid Services (CMS) also issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the US District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. CMS issued a final rule, effective February 28, 2022, rescinding the Most Favored Nation Model interim rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which, among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Biden administration has begun taking executive actions to address drug pricing and other healthcare policy changes, including reversing certain measures by the Trump administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the US economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation.

Furthermore, the increased emphasis on managed healthcare in the US and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

See “Part I, Item 1 – Business – Government Regulation – Healthcare Reform” of this Annual Report on Form 10-K.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications and patient populations that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. We have implemented compliance and monitoring policies and procedures, including a process for internal review of promotional materials, to deter the promotion of TAVALISSE for off-label uses. We cannot guarantee that these compliance activities will prevent or timely detect off-label promotion by sales representatives or other personnel in their communications with health care professionals, patients and others, particularly if these activities are concealed from the Company. Regulatory authorities in the US generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with the FDA’s or other competent national authority’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these regulatory authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines, which could result in the disgorgement of money, operating restrictions, injunctions or civil or criminal enforcement, and other consequences, any of which could harm our business.

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

Due to the evolving effects of the COVID-19 pandemic, for several of our development programs, we are experiencing a disruption or delay in our ability to enroll and assess patients, maintain patient enrollment, supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in employee resources or otherwise. In addition, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 may adversely impact our clinical trial operations. In light of the evolving effects of the COVID-19 pandemic, we have taken, and will continue to take, measures to implement remote and virtual approaches to clinical development, including remote patient monitoring where possible, and if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Generally, EUAs for unapproved products or unapproved uses of approved products require that manufacturers distribute factsheets for healthcare providers, addressing significant known and potential benefits and risk, and the extent to which benefits and risks are unknown, and the fact that FDA has authorized emergency use; and, distribution of factsheets for recipients of the product, addressing significant known and potential benefits and risk, and the extent to which benefits and risks are unknown, the option to accept or refuse the product, the consequences of refusing, available alternatives and the fact that FDA has authorized emergency use.

Generally, EUAs for unapproved products and, per FDA’s discretion, EUAs for unapproved uses of approved products, include requirements for adverse event monitoring and reporting, and other recordkeeping and reporting requirements. Note, however, that approved products are already subject to equivalent requirements.

In addition, the FDA may include various requirements in an EUA as a matter of discretion as deemed necessary to protect the public health, including restrictions on which entities may distribute the product, and how to perform distribution (including requiring that distribution be limited to government entities), restrictions on who may administer the product, requirements for collection and analysis of safety and effectiveness data, waivers of cGMP, and restrictions applicable to prescription drugs or restricted devices (including advertising and promotion restrictions).

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

Our COVID-19 product candidate may not successfully protect against variants of the SARS-CoV-2 virus.

As the SARS-CoV-2 virus continues to evolve, new strains of the virus or those that are already in circulation may prove more transmissible or cause more severe forms of COVID-19 disease than the predominant strains to date. There is a risk that any product candidates we develop will not be as effective against variant strains of the SARS-CoV-2 virus expressing variants of the spike protein, particularly strains with mutations in the receptor binding domain and N-terminal domain. Such failure could lead to significant reputational harm, in addition to adversely affecting our financial results.

Public perception of the risk-benefit balance for our COVID-19 product candidates may be affected by adverse events in clinical trials involving our product candidate or other COVID-19 treatments.

Negative perception of the efficacy, safety, or tolerability of any investigational medicines that we develop, or of other products similar to products we are developing, such as fostamatinib for the treatment of COVID-19, could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.

Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products, including other COVID-19 treatments, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop. If and when they are used in clinical trials, our developmental candidates and investigational medicines could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions, other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by US, state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of any approved products or demand for any products we may develop.

We lack the capability to manufacture compounds for clinical development, and we rely on and intend to continue relying on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

We currently do not have the manufacturing capabilities or experience necessary to produce TAVALISSE or any product candidates for clinical trials, including fostamatinib in wAIHA, COVID-19, our IRAK inhibitor program and our RIPK1 inhibitor program. We currently use one manufacturer of fostamatinib. We do not currently have, nor do we plan to acquire the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. Our ability to develop our product candidates, and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the APIs and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.

We rely and will continue to rely on certain third parties, including those located outside the US, as our limited source of the materials they supply or the finished products they manufacture. The drug substances and other materials used in our product candidates are currently available only from one or a limited number of suppliers or manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. Any of these existing suppliers or manufacturers may:

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

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

In April 2018, the FDA had approved TAVALISSE for the treatment of adult patients with chronic ITP who have had insufficient response to previous treatment. We launched fostamatinib in the US on our own in late May 2018. In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent immune ITP, AIHA, and IgAN in Europe and Turkey. In October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea. In October 2019, we also entered into two exclusive license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping. If we or our suppliers encounter manufacturing, quality or compliance difficulties with respect to TAVALISSE or any of our product candidates, when and if approved, whether due to the impacts of the ongoing COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial conditions, results of operations and growth prospects.

Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

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

If any of our third-party contractors fail to perform their responsibilities to comply with FDA rules and regulations, the marketing and sales of our products could be delayed and we may be subject to enforcement action, which could decrease our revenues.

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

If any of our partners or contractors fail to perform their obligations in an adequate and timely manner, or fail to comply with the FDA’s rules and regulations, then the marketing and sales of our products could be delayed. The FDA may also take enforcement actions against us based on compliance issues identified with our contractors. If any of these events occur, we may incur significant liabilities, which could decrease our revenues. For example, sales and medical science liaison or MSL personnel, including contractors, must comply with FDA requirements for the advertisement and promotion of products.

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

However, fast track designation does not change the standards for approval and does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while the FDA has granted fast track designation to fostamatinib for the treatment of wAIHA and/or we may seek and receive fast track designation for our future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

If we are unable to obtain regulatory approval to market products in the US and foreign jurisdictions, we will not be permitted to commercialize products we or our collaborative partners may develop.

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

Before commencing clinical trials in humans in the US, we, or our collaborative partners, will need to submit and receive approval from the FDA of an IND application. Clinical trials are subject to oversight by institutional review boards and the FDA and:

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

Outside the US, our ability, or that of our collaborative partners, to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks and costs associated with FDA approval described above and may also include additional risks and costs, such as the risk that such foreign regulatory authorities, which often have different regulatory and clinical trial requirements, interpretations and guidance from the FDA, may require additional clinical trials or results for approval of a product candidate, any of which could result in delays, significant additional costs or failure to obtain such regulatory approval. There can be no assurance, however, that we or our collaborative partners will not have to provide additional information or analysis, or conduct additional clinical trials, before receiving approval to market product candidates.

We may be unable to expand our product pipeline, which could limit our growth and revenue potential.

Our business is focused on the development and commercialization of novel small molecule drugs that significantly improve the lives of patients with hematologic disorders, cancer and rare immune diseases. In this regard, we are pursuing internal drug discovery efforts with the goal of identifying new product candidates to advance into clinical trials. Internal discovery efforts to identify new product candidates require substantial technical, financial and human resources. These internal discovery efforts may initially show promise in identifying potential product candidates, yet ultimately fail to yield product candidates for clinical development for a number of reasons. For example, potential product candidates may, on later stage clinical study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profiles or other characteristics suggesting that they are unlikely to be commercially viable products.

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

We have obtained orphan drug designation in the US for fostamatinib for the treatment of ITP and wAIHA. We may seek orphan drug designation for other product candidates in the future. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the US, or a patient population greater than 200,000 in the US where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the US. In the US, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. At this time, we do not have nor will we seek to apply for orphan drug designation in the EU or the UK in the foreseeable future.

We cannot assure you that any future application for orphan drug designation with respect to any other product candidate will be granted. If we are unable to obtain orphan drug designation with respect to other product candidates in the US, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even though we have received orphan drug designation for fostamatinib for the treatment of ITP and wAIHA, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the US for fostamatinib for the treatment of ITP, wAIHA or any future product candidate may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Risks Related to Commercialization

Our prospects are highly dependent on our first commercial product, TAVALISSE. To the extent that the commercial success of TAVALISSE in the US is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.

TAVALISSE is our only drug that has been approved for sale in the US and Europe for patients with chronic ITP. We are focusing a significant portion of our activities and resources on fostamatinib, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to sustain successful commercialization of TAVALISSE in the US. We have entered into an exclusive commercialization agreement with Grifols to commercialize fostamatinib in Europe.

Sustained successful commercialization of TAVALISSE is subject to many risks and uncertainties, including the impact of the COVID-19 pandemic on the successful commercialization in the US, as well as the successful commercialization efforts for TAVLESSE in Europe through our collaborative partner, Grifols. Prior to TAVALISSE, we have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to continue to do so successfully with fostamatinib for its approved indication. In addition, Grifols, is responsible for the commercial launch of TAVLESSE in Europe. Although Grifols has launched TAVLESSE in the UK, Germany, France, Italy, Spain, the Czech Republic and Norway and continues a phased rollout across the rest of Europe which is expected to include Denmark, Finland and Sweden, we cannot be certain if Grifols will be successful in launching TAVLESSE in additional territories in Europe that it may pursue, or continue to be successful in commercializing and marketing in any such regions. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

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

If we are unable to sustain anticipated level of sales growth from TAVALISSE, or if we fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a negative impact on our business, financial condition and results of operations. For example, during 2021, we experienced lower than anticipated sales of TAVALISSE due to continuing impacts of physician and patient access issues created by the COVID-19 pandemic. From time to time, our net product sales are negatively impacted by the decrease in level of inventories remaining at our distribution channels.

We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including Kissei’s development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea, Grifols’ commercialization of fostamatinib in Europe and Turkey and Medison for future commercialization of fostamatinib in Canada and Israel. As a consequence of our license agreements with Kissei, Grifols and Medison, we rely heavily upon their regulatory, commercial, medical affairs, market access and other expertise and resources for commercialization of fostamatinib in their respective territories outside of the US. We cannot control the amount of resources that our partners dedicate to the commercialization of fostamatinib, and our ability to generate revenues from the commercialization of fostamatinib by our partners depends on their ability to achieve market acceptance of fostamatinib in its approved indications in their respective territories.

Furthermore, foreign sales of fostamatinib by our partners could be adversely affected by the imposition of governmental controls, political and economic instability, outbreaks of pandemic diseases, such as the COVID-19 pandemic, trade restrictions or barriers and changes in tariffs and escalating global trade and political tensions. For example, the ongoing COVID-19 pandemic has resulted in increased travel restrictions and extended shutdowns of certain businesses in the US and around the world. If our collaborators are unable to successfully complete clinical trials, delay commercialization of fostamatinib or do not invest the resources necessary to successfully commercialize fostamatinib in international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these license agreements, resulting in harm to our business and operations. If we do not establish and maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Even if we, or any of our collaborative partners, are able to continue to commercialize TAVALISSE or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.

The commercial success of any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future will depend substantially on the extent to which the costs of our product or product candidates are or will be paid by third-party payors, including government health care programs and private health insurers. There is a significant trend in the health care industry by public and private payers to contain or reduce their costs, including by taking the following steps, among others: decreasing the portion of costs payers will cover, ceasing to provide full payment for certain products depending on outcomes or not covering certain products at all. If payers implement any of the foregoing with respect to our products, it would have an adverse impact on our revenue and results of operations. If coverage is not available, or reimbursement is limited, we, or any of our collaborative partners, may not be able to successfully commercialize TAVALISSE or any of our product candidates in some jurisdictions. Even if coverage is provided, the approved reimbursement amount may not be at a rate that covers our costs, including research, development, manufacture, sale and distribution. In the US, no uniform policy of coverage and reimbursement for products exists among third-party payors; therefore, coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific, clinical or other support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

We currently have limited experience in marketing and selling pharmaceutical products. As a result, we will be required to expend significant time and resources to maintain a sales force that is credible and compliant with applicable laws in marketing TAVALISSE for patients with chronic ITP who have had an insufficient response to a previous treatment. In addition, we must continually train our sales force to ensure that an appropriate and compliant message about TAVALISSE is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate health care providers regarding the potential benefits and proper administration of TAVALISSE, our efforts to successfully commercialize TAVALISSE could be put in jeopardy, which would negatively impact our ability to generate product revenues.

We have established our distribution, sales, marketing and market access capabilities, all of which will be necessary to successfully commercialize TAVALISSE. As a result, we will be required to expend significant time and resources to market, sell, and distribute TAVALISSE to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies we have developed, including our virtual strategies in response to the restrictions and limitations resulting from the COVID-19 pandemic, or the distribution, sales, marketing and market access capabilities that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of TAVALISSE. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed. In addition, we actively participate in medical conferences and exhibits, such as the American Society of Clinical Oncology (ASCO) and ASH Annual Meeting & Exposition that are significant opportunities for us to educate physicians and key opinion leaders about TAVALISSE. In 2021, ASCO was held virtually in June 2021, and ASH was held in-person and virtually in December 2021. It is uncertain if in the future other key conferences will be held live, virtually, postponed or cancelled. Such disruptions may prevent us from effectively educating the prescribing physicians and key opinion leaders about TAVALISSE which would negatively impact utilization of TAVALISSE and our results of operations and growth prospects could be adversely affected.

Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with managing our commercial team, including our potential inability to successfully train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are also competing for talent with numerous commercial and pre-commercial-stage oncology-focused biotechnology companies seeking to build out their commercial organizations, as well as other large pharmaceutical organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. If we cannot maintain effective sales, marketing, market access and product distribution capabilities, whether as a result of the ongoing COVID-19 pandemic or otherwise, we may be unable to realize the commercial potential of TAVALISSE. Also, to the extent that the commercial opportunities for TAVALISSE grow over time, we may not properly judge the requisite size and experience of our current commercialization teams or the level of distribution necessary to market and sell TAVALISSE, which could have an adverse impact on our business, financial condition and results of operations.

We may not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process.

The activities associated with the research, development and commercialization of fostamatinib and other product candidates in our pipeline must undergo extensive clinical trials, which can take many years and require substantial expenditures, subject to extensive regulation by the FDA and other regulatory agencies in the US and by comparable authorities in other countries. The process of obtaining regulatory approvals in the US and other foreign jurisdictions is expensive, and lengthy, if approval is obtained at all.

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

General Risk Factors

Shareholder activism could cause material disruption to our business.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to environment, social and governance (ESG) matters, financial restructuring, increased borrowing, dividends, share repurchases and even sales of assets or the entire company. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

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

The US government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the US government has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain US goods. It remains unclear what the US Administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the US economy or certain sectors thereof and, thus, could adversely impact our businesses.

The transition away from the London Interbank Offered Rate (LIBOR) could affect the value of certain short-term investments, outstanding debt from our existing credit facility as well as our ability to draw additional funds from our credit facility.

The UK's Financial Conduct Authority (FCA), which regulates LIBOR, has announced plans to phase out the use of LIBOR discontinued as a floating rate benchmark. The date of discontinuation will vary depending on the LIBOR currency and tenor. The FCA has announced that, after specified dates, LIBOR settings will cease to be provided by any administrator or will no longer be representative. Those dates are: (i) June 30, 2023, in the case of the principal US dollar LIBOR tenors (overnight and one, three, six and 12 months); and (ii) December 31, 2021, in all other cases (i.e., one-week and two-month U.S. dollar LIBOR and all tenors of non-US dollar LIBOR). LIBOR has been the principal floating rate benchmark in the financial markets, and its discontinuation has affected and will continue to affect the financial markets generally and may also affect our operations specifically.

The FCA and certain US regulators have stated that, despite expected publication of US dollar LIBOR through June 30, 2023, no new contracts using US dollar LIBOR should be entered into after December 31, 2021. Regulators have also stated that, for certain purposes, market participants should transition away from US. dollar LIBOR sooner. Regulatory authorities and legislative bodies have taken other actions related to the LIBOR discontinuation and are expected to continue to do so. There is no assurance as to the consequences of any such statements and other actions.

Although the foregoing reflects the likely timing of the LIBOR discontinuation and certain consequences, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published until any particular date or in any particular form, and there is no assurance regarding the consequences of the LIBOR discontinuation.

We have certain short-term investments which include financial instruments, as well an existing debt facility, subject to LIBOR. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on certain instruments into which we may enter in the future are not known. The transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes.  Any such effects of the transition away from LIBOR, as well as other unforeseen effects, result in expenses, difficulties, complications or delays in connection with future financing efforts, which could have an adverse impact on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease facilities consisting of approximately 147,000 square feet of research and office space located at 1180 Veterans Boulevard, South San Francisco, California, which will expire in January 2023. In December 2014, we entered into a sublease agreement, amended in February 2017 and July 2017, with an unrelated third party to sublet a portion of our leased research and office space of approximately 66,000 square feet, which will expire in January 2023. We believe our facilities are in good operating condition and that the leased real property that we still occupy is adequate for all present and near term uses.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading publicly on the Nasdaq Global Market under the symbol “RIGL” on December 7, 2000.

Holders

As of February 24, 2022, there were approximately 91 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2016 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified-capitalization weighted index that includes securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

*	$100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our “Notes to Financial Statements” contained in Part II, Item 8 of this Form 10-K. This section of this Form 10-K discusses 2021 and 2020 items and 2021 and 2020 year-to-year comparisons. This section does not discuss 2019 items and 2020 to 2019 year-to-year comparisons. Discussions of 2019 items and 2020 to 2019 year-to-year comparisons can be found in the “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Result of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with hematologic disorders, cancer and rare immune diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first product approved by the FDA is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only oral SYK inhibitor, for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. The product is also commercially available in Europe, the UK (TAVLESSE) and Canada (TAVALISSE) for the treatment of chronic ITP in adult patients.

Fostamatinib is currently being studied in a Phase 3 trial for the treatment wAIHA; a Phase 3 clinical trial for the treatment of hospitalized high-risk patients with COVID-19; a NIH/NHLBI sponsored Phase 3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients; and a Phase 2 trial for the treatment of COVID-19 being conducted by Imperial College London.

Our other clinical programs include our IRAK inhibitor program and a RIPK1 inhibitor program in clinical development with partner Lilly. In addition, we have product candidates in clinical development with partners BerGenBio and Daiichi.

Business Update

For discussions of recent business updates, please refer to “Part I, Item 1, Business – Business Update” of this Annual Report on Form 10-K.

Product Development Programs

Our product portfolio features multiple novel, targeted drug candidates in the therapeutic areas of immunology, hematology, cancer and rare diseases. Please refer to “Part I, Item 1, Business - Product Portfolio” herein for a detailed discussion of our multiple product candidates in development.

Corporate Collaborations

For discussions of our Corporate Collaborations, see “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Critical Accounting Estimates

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

Our significant accounting policies are more fully described in “Note 1- Description of Business and Summary of Significant Accounting Policies”, in the “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We believe our critical accounting estimates which require subjective and complex judgments include estimates around our product sales allowances and discounts; estimates around accounting for collaboration arrangements; estimates around the fair value of our stock option awards and the probability of achievement of corporate performance-based milestones for our performance-based stock option awards; and estimates around research and development accruals.

Product Sales Allowances and Discounts

Our revenues from product sales are recognized at net sales price when our customers, the specialty distributors (SDs), obtain control of our product, which occurs at a point in time, upon delivery to such SDs. Under the revenue recognition guidance, we are required to estimate the transaction price, including variable consideration that is subject to a constraint, in our contracts with our customers. Variable considerations are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue from product sales is recorded net of certain variable considerations which includes estimated government-mandated rebates and chargebacks, pharmacy benefit manager (PBM) rebates, distribution fees, estimated product returns and other deductions.

Provisions for sales discounts, returns and allowances are provided for in the period the related revenue is recorded. Our estimates are based on available customer and payer data received from the specialty pharmacies and distributors, as well as third-party market research data. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Development, Regulatory or Commercial Milestone Payments: At the inception of each arrangement that includes payments based the achievement of certain development, regulatory and commercial or launch events, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved. The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, and are recorded as part of contract revenues from collaborations during the period of adjustment.

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

Stock-Based Compensation

The fair value of our stock option award is estimated on the date of grant using the Black-Scholes option pricing model which considered our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, volatility, expected term, risk-free interest rate and dividends. We estimate volatility over the expected term of the option using historical share price performance. For expected term, we take into consideration our historical data of options exercised, cancelled and expired. The risk-free rate is based on the US Treasury constant maturity rate. We have not paid and do not expect to pay dividends in the foreseeable future. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. We account for forfeitures as they occur.

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

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements, see “Note 1- Description of Business and Summary of Significant Accounting Policies”, in the “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations

Years Ended December 31, 2021, 2020 and 2019

Revenues

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2021	2020	2019	2021 from 2020	2020 from 2019

	(in thousands)
Product sales, net	$63,010	$61,696	$43,772	$1,314	$17,924
Contract revenues from collaborations	75,726	46,925	15,516	28,801	31,409
Government contract	10,500	—	—	10,500	—
Total revenues	$149,236	$108,621	$59,288	$40,615	$49,333

The following table summarizes revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of our gross revenues (as a percentage of gross revenues):

	Year Ended December 31,
	2021	2020	2019
Lilly	48%	—	—
McKesson Specialty Care Distribution Corporation	20%	23%	30%
ASD Healthcare and Oncology Supply	17%	30%	37%
Grifols	*	41%	*

Net product sales during the periods presented pertained to sales of TAVALISSE in the US, net of chargebacks, discounts and fees, government and other rebates and returns. The increase in our net product sales in 2021 compared to 2020 was primarily driven by the increase in quantities sold as well as the increase in price per bottle of TAVALISSE. The increase in our net product sales resulting from the increase in quantities sold and price per bottle were partially offset by the increase in revenue reserves mainly due to higher government program rebates.

Following table summarizes our revenues by collaborative partners for the periods presented:

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2021	2020	2019	2021 from 2020	2020 from 2019

	(in thousands)
Lilly	$66,555	$—	$—	$66,555	$—
Grifols	2,955	44,825	4,712	(41,870)	40,113
Daiichi	1,800	2,100	—	(300)	2,100
Medison	75	—	—	75	—
Kissei	341	—	1,554	341	(1,554)
Aclaris	—	—	5,500	—	(5,500)
Celgene	—	—	3,750	—	(3,750)
Other third party	4,000	—	—	4,000	—
Total revenues from collaborations	$75,726	$46,925	$15,516	$28,801	$31,409

Contract revenues from collaborations in 2021 comprised of $66.6 million revenue related to our license agreement with Lilly, $4.0 million revenue related to grant of non-exclusive license of a certain patent to an unrelated third-party company, $1.8 million in revenue related to the achievement of milestone under our collaboration agreement with Daiichi, $3.0 million related to our performance of research and development services and delivery of drug supply under our collaboration agreement with Grifols, $0.3 million related delivery of drug supply to Kissei, and $0.1 million milestone payment under our commercial and license agreement with Medison. Contract revenues from collaborations in 2020 were comprised of revenue of $44.9 million from Grifols related to the upfront fee previously received, as well as the milestone payment received in the 2020 upon EC approval of the MAA for fostamatinib in Europe, and $2.1 million milestone payment under our collaboration agreement with Daiichi.

Government contract revenue in 2021 of $10.5 million was related to the income we recognized from the $16.5 million government award granted to us, pursuant to the agreement we entered in January 2021 with the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. We expect to receive the remaining award of $6.0 million and will recognize as income throughout the period we conduct our clinical trial, when there is reasonable assurance that the conditions of the grant will be met, and the grant will be received.

Our potential future revenues may include product sales from TAVALISSE; payments from our collaboration partners and from new collaboration partners with whom we enter into agreements in the future, if any; and from existing government grants and any future grants we may be entitled to, if any; the timing and amount of which is unknown at this time. We cannot currently fully forecast the extent of the impacts that the COVID-19 pandemic may have on our revenues. Our net product sales may be impacted by changes to the government program rebates and new private payer rebate contracts we entered or may enter in the future. As of December 31, 2021, we had deferred revenues of $2.6 million, which we will recognize as revenue upon satisfaction of our remaining performance obligations under our respective collaboration agreements.

Cost of Product Sales

	Year Ended			Aggregate	Aggregate
	December 31,			Change	Change
	2021	2020	2019	2021 from 2020	2020 from 2019

	(in thousands)
Cost of product sales	$1,083	$895	$906	$188	$(11)

The cost of product sales for the periods presented was related to our product, TAVALISSE. Prior to the FDA approval in May 2018, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the cost of product sales during the periods presented. We expect we will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical ingredient (API) that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the Balance Sheet and cost of product sales will increase reflecting the full cost of manufacturing. The cost of product sales remained relatively flat for 2021 compared to 2020.

Research and Development Expenses

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2021	2020	2019	2021 from 2020	2020 from 2019

	(in thousands)
Research and development expense	$65,237	$60,101	$52,885	$5,136	$7,216
Stock-based compensation expense included in research and development expense	$1,700	$2,072	$2,662	$(372)	$(590)

The increase in research and development expense in 2021 compared to 2020 was primarily due to higher research and development costs of $10.9 million related to our ongoing Phase 3 clinical trial on hospitalized COVID-19 patients, increase in our research and development of our IRAK 1/4 inhibitor program of $1.0 million, and increase in our other research and development costs in our other clinical studies of $0.5 million. These increases were partially offset by a decrease in research and development costs of $6.1 million due to the completion of a clinical trial in our RIPK1 inhibitor program, and decrease in personnel- related costs of $1.2 million mainly due to decrease in headcount as a result of the restructuring of the research department in November 2021.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs. We expect to continue to incur significant research and development expense as we continue our activities in our Phase 3 wAIHA, COVID-19 and other clinical studies. In November 2021, we completed enrollment of the wAIHA study. Following the six-month treatment period after the last patient enrollment, we expect to report topline data from the 24-week study in mid-2022 and proceed with regulatory filings if the data is positive. If approved, fostamatinib has the potential to be the first to market therapy for patients with wAIHA. We also continue to enroll patients in our Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. In January 2021, the US Department of Defense awarded us a total of $16.5 million grant that will partially fund our Phase 3 clinical trial for hospitalized COVID-19 patients. Currently, we cannot fully forecast the scope the evolving effects of COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on, and timing of, clinical study results. We expect cost savings on our research and development costs because of reduction in workforce, primarily in the research organization. In November 2021, we announced our plans to exit early-stage research and focus resources on our mid to late-stage development programs and our commercialization efforts. The strategy will strengthen our ability to execute or near-term value drivers, such as growing ITP sales, expanding the addressable market for fostamatinib with wAIHA and COVID-19, advancing our wholly-owned IRAK1/4 program in hematology and immunology.

We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on three categories: research, development, and other. Our research team is focused on identifying and evaluating product candidates in our focused range of therapeutic indications that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, costs related to our regulatory filings, lab supplies and fees to third party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock-based compensation expense relating to personnel in research and development groups.

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

The following table presents our total research and development expenses by category:

	Year Ended December 31,			From January 1, 2007*
	2021	2020	2019	to December 31, 2021
Categories:
Research	$8,195	$9,307	$10,063	$264,232
Development	49,557	42,758	34,142	497,319
Other	7,485	8,036	8,680	262,436
	$65,237	$60,101	$52,885	$1,023,987
*	We started tracking research and development expenses by category on January 1, 2007.

“Other” expenses in 2021, 2020 and 2019 consisted of allocated facilities costs of $5.8 million, $6.0 million and $6.0 million, respectively, and allocated stock-based compensation expense of $1.7 million, $2.1 million and $2.6 million, respectively.

In 2021, a major portion of our total research and development expense was associated with our COVID-19, AIHA and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs. In 2020 and 2019, a major portion of our total research and development expense was associated with our AIHA, RIPK1, and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2021	2020	2019	2021 from 2020	2020 from 2019

	(in thousands)
Selling, general and administrative expense	$91,891	$76,598	$74,588	$15,293	$2,010
Stock-based compensation expense included in selling, general and administrative expense	$7,337	$5,223	$6,453	$2,114	$(1,230)

The increase in selling, general and administrative expense in 2021 compared to 2020 was primarily due to the increases in costs of commercial activities of $4.8 million, costs of consultants and third-party services of $2.8 million, personnel-related costs of $2.7 million, stock-based compensation expense of $2.1 million, recruitment fees of $0.6 million, and other various sales, general and administrative costs of $2.3 million. These increases were primarily impacted by the expansion of our commercial operations.

We expect our selling, general and administrative expense in 2022 to increase as we continue to expand our commercial activities, including the effect of the recent sales force expansion. In response to the limitations on in-person office visits during the ongoing COVID-19 pandemic, we continue to deploy resources to enable our field-based employees to continue to engage virtually with healthcare providers. These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for our product. However, we are not currently able to fully forecast the scope of impacts that the COVID-19 pandemic may have on our commercial activities and sales of our product.

Restructuring charges

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2021	2020	2019	2021 from 2020	2020 from 2019

	(in thousands)
Restructuring charges	$3,521	$—	$—	$3,521	$—
Stock-based compensation expense included in restructuring charges	$449	$—	$—	$449	$—
Deprecation expense included in restructuring charges	$145	$—	$—	$145	$—

In November 2021, we announced a reduction in our workforce resulting in the elimination of positions primarily in the research organization. We recorded restructuring charges of $3.5 million in the statements of operations in 2021, comprised of $2.9 million cash severance, bonus and related taxes of affected employees, $0.4 million of stock-based compensation expense related to modification of stock options and $0.1 million impairment of certain property and equipment which was recorded within depreciation expense14.

Interest Income

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2021	2020	2019	2021 from 2020	2020 from 2019

	(in thousands)
Interest income	$47	$582	$2,532	$(535)	$(1,950)

Interest income results from our interest-bearing cash and investment balances. The decreases in interest income in 2021 compared to 2020 were primarily due to a decrease in interest rates on our investments.

Interest Expense

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2021	2020	2019	2021 from 2020	2020 from 2019

	(in thousands)
Interest expense	$(4,860)	$(1,353)	$(335)	$(3,507)	$(1,018)

Interest expense in 2021 was comprised of interest on the financing liability from our collaboration partners Lilly and Medison, and interest on outstanding balance on our term loan from Midcap. Interest expense in 2020 and 2019 was related to the outstanding balance on our term loan from Midcap. The increase in interest expense in 2021 compared to 2020 was mainly due to the interest expense associated with the financing liability from our collaboration partners amounting to $3.1 million. Incrementally, interest expense increased due to the increase in the outstanding term loan credit balance. The principal balance of loan prior to May 2020 was the initial $10.0 million under Tranche 1. In May 2020, we accessed the Tranche 2 for an additional $10.0 million loan. See “Note 10 - Debt” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Provision for Income Taxes

				Aggregate	Aggregate
	Year Ended December 31,			Change	Change
	2021	2020	2019	2021 from 2020	2020 from 2019

	(in thousands)
Provision for income taxes	$605	$—	$—	$605	$—

The provision for income taxes in 2021 was related to the state tax liability primarily due to revenue recognized for the Lilly Agreement. We do not expect to owe federal income taxes due to the sufficient NOL carryforwards that were generated prior to the enactment of the Tax Act, as well as significant research and development credit carryforwards. We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future.

Liquidity and Capital Resources

Liquidity

As of December 31, 2021, we had approximately $125.0 million in cash, cash equivalents and short-term investments, as compared to approximately $57.3 million as of December 31, 2020. The increase of approximately $67.6 million was primarily attributable to the upfront cash payment of $125.0 million from Lilly, partially offset by cash used in our other operating activities. As of December 31, 2021 and 2020, we maintained investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash provided by (used in):
Operating activities	$5,878	$(52,185)	$(41,510)
Investing activities	(80,036)	47,466	(23,656)
Financing activities	62,675	12,571	11,365
Net (decrease) increase in cash and cash equivalents	$(11,483)	$7,852	$(53,801)

Net cash provided by operating activities in 2021 was primarily due to the cash received from Lilly for the portion allocated as net transaction price of $67.1 million, proceeds from sales of TAVALISSE, cash received from the awards granted by the US Department of Defense, and cash received from our other collaboration partners. These increases were partially offset by payments of our research and development programs and other operating expenses. Net cash used in operating activities in 2020 was related to our research and development programs and our continued commercialization of TAVALISSE, partially offset by the $20.0 million payment received from Grifols, proceeds from sale of TAVALISSE, and other cash received from our other collaboration partners.

Net cash used in investing activities in 2021 was due to net purchases of short-term investments of $79.4 million and capital expenditures of $0.6 million. Net cash provided by investing activities in 2020 was related to net maturities of short-term investments of $48.7 million, partially offset by capital expenditures of $1.3 million.

Net cash provided by financing activities in 2021 was primarily due to the cash received from Lilly for the portion allocated as financing component amounting to $57.9 million and proceeds from exercise of stock options and participation in the Purchase Plan of $4.8 million. Net cash provided by financing activities in 2020 consisted of proceeds from funding of the second $10.0 million tranche from our term loan credit facility with MidCap and $2.6 million from the exercise of stock options and participation in the Purchase Plan.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of TAVALISSE, through at least the next 12 months from the Annual Report on Form 10-K filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercializing a product, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

In addition to the upfront cash payment we received from Lilly under the Lilly Agreement, we may also be eligible for potential development, regulatory, and commercial milestone payments totaling up to an additional $835.0 million, as well as tiered royalties on net sales of non-CNS and CNS disease products up to low-double digits that will vary depending upon our clinical development investment. Further, under our other sponsored research and license agreements with Grifols, Kissei, Medison, BerGenBio and Daiichi, we may be entitled to receive future payments contingent upon specified events achieved by such partners. Total future contingent payments to us under such agreements (excluding Lilly) could exceed $500.0 million if all potential product candidates achieved all of the payment triggering events under such agreements (based on a single product candidate under each agreement). See further discussions of our Sponsored Research and License Agreements and Government Contract in “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In January 2021, we were awarded $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Under the agreement with the US Department of Defense, we are entitled to receive such award based on the agreed-upon payment schedule, subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. In 2021, we recognized income from the awards from the US Department of Defense of $10.5 million, of which $9.5 million was collected as of December 31, 2021. We expect to bill the remaining awards of $6.0 million throughout the period of which we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

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

As of December 31, 2021, we have a principal term loan outstanding with MidCap amounting to $20.0 million, pursuant to the Credit and Security Agreement (Credit Agreement) we entered in September 2019. The Credit Agreement provides for $60.0 million term loan credit facility. As of December 31, 2021, the credit facility provides us with access for an additional $40.0 million term loan subject to the achievement of certain customary conditions. On February 11, 2022, we entered into Second Amendment to our Credit Agreement with MidCap which, among other things, amend the applicable funding conditions, applicable commitments and certain other terms relating to available credit facilities (Tranches 3 and 4), add additional term loan credit facility (Tranche 5), and revise certain terms related to the financial covenants. See “Note 15 – Subsequent Events” to our “Notes to Financial Statements” for further discussions.

We have a sublease agreement originally entered in December 2014 with an unrelated third party to occupy a portion of our research and office space which will expire in January 2023. As of December 31, 2021, we expect to receive approximately $5.1 million in future sublease income (excluding our subtenant’s share of the facility’s operating expenses) through January 2023.

Our operations will require significant additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, we expect to opportunistically finance future cash needs through public and/or private offerings of equity securities, debt financings and/or collaboration and licensing arrangements, and to a much lesser extent through the proceeds from exercise of stock options and interest income earned on the investment of our excess cash balances and short-term investments. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the US and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make important, opportunistic investments. In addition, any additional capital we raise by issuing equity securities, our stockholders could at that time experience substantial dilution. Our current credit facility with MidCap and any debt financing that we are able to obtain in the future may involve operating covenants that may restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend upon many factors, including, but not limited to:

●	the ongoing costs to commercialize TAVALISSE for the treatment of ITP in the US, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;
●	our ability to generate expected revenue from our commercialization efforts;
●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	our ability to meet operating covenants under our current and future credit facilities, if any;
●	our ability to enter into partnering opportunities across our pipeline within and outside the US;
●	the costs and timing of regulatory filings and approvals by us and our collaborators;
●	the progress of research and development programs carried out by us and our collaborative partners;

●	any changes in the breadth of our research and development programs;
●	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;
●	our ability to acquire or license other technologies or compounds that we may seek to pursue;
●	our ability to manage our growth;
●	competing technological and market developments;
●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
●	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

As discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, pursuant to our global exclusive license agreement and strategic collaboration agreement with Lilly, we are responsible for funding the development costs for R552 in the US, Europe, and Japan, up to $65.0 million through April 1, 2024. As of and for the year ended December 31, 2021, Lilly billed us $2.1 million of the funding development costs, which was subsequently paid in the first quarter of 2022. We have the right to opt-out of co-funding of development costs at two different specified times. If we decide not to exercise our opt-out rights, we will be required to share in global development costs up to certain amounts at a specified cap, as set forth in the agreement.

As of December 31, 2021, we have a contractual commitment related to our facilities lease which will expire in January 2023 amounting to $11.4 million, with $10.5 million payable within 12 months. This amount excludes the expected sublease income as discussed above.

We also have a contractual commitment with respect to our credit facility with Midcap. Under our Credit Agreement with MidCap, we are obligated to make interest payments at an annual rate of one-month LIBOR (or a comparable applicable index rate determined pursuant to the Credit Agreement if the LIBOR is no longer available) plus 5.65%, subject to a LIBOR floor of 1.50% and payable monthly in arrears, originally for the first 24 months and the interest plus principal amortization for the next 36 months. Our Credit Agreement provides us an option to extend the interest-only period to 36 months (first interest-only extension) and again to 48 months (second interest-only extension) upon the satisfaction of certain conditions set forth in the Credit Agreement. In June 2021, we satisfied the first interest-only extension conditions under the Initial Credit Agreement which effectively extended the interest-only period to 36 months or through October 1, 2022. As of December 31, 2021, the outstanding principal amount of the loan was $20.0 million, with $2.5 million payable within 12 months. As of December 31, 2021, we deemed that it is probable that we will satisfy the second interest-only criteria. Accordingly, we classified our outstanding loan as long-term liabilities in the Balance Sheet. We are also obligated to pay annual administrative fees and a final fee due at maturity. Future interest and final fee payments associated with the credit facility amounted to $2.8 million, with $1.4 million payable within 12 months.

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

We do not have other material contractual commitments with respect to matters discussed above.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our investments and borrowings. As of December 31, 2021, we have approximately $125.0 million of cash, cash equivalents and short-term investments. Our cash equivalents and short-term investments consists of money market funds, US treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Our cash equivalents and short-terms investments are invested in high-grade securities, and as a result, we believe represent a minimal credit risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. If interest rates were to increase or decrease by 100 basis points, the fair value of our cash equivalents and short-term investments would increase or decrease by an immaterial amount.

As of December 31, 2021, our outstanding principal loans consist of $20.0 million from MidCap. The outstanding principal balance of the loan bears interest at an annual rate of one-month LIBOR (or a comparable applicable index rate determined pursuant to the Credit Agreement if the LIBOR is no longer available) plus 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears. Accordingly, our interest expense under the MidCap Credit Agreement is subject to changes in the one-month LIBOR rate. Given that the contractual LIBOR floor rate is significantly higher than the current LIBOR rate, fluctuations in such LIBOR rate would not have a material effect on our interest payment obligation.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Rigel Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Sales Allowances and Discounts
Description of the Matter

As described in Note 1 to the financial statements, revenue from product sales is recorded net of adjustments for estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Provisions for these adjustments are recorded in the period in which the related revenue is recorded and are presented either as a reduction of accounts receivable or as an accrued liability in the Company’s balance sheet. As of December 31, 2021, the Company has recorded net liabilities for product sales allowances and discounts of $7.9 million.

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
San Francisco, California
March 1, 2022

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$18,890	$30,373
Short-term investments	106,077	26,954
Accounts receivable, net	15,472	15,973
Inventories	6,616	1,638
Prepaid and other current assets	7,412	14,045
Total current assets	154,467	88,983
Property and equipment, net	2,184	2,676
Operating lease right-of-use asset	9,703	17,895
Other assets	974	824
	$167,328	$110,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,795	$3,707
Accrued compensation	10,690	9,592
Accrued research and development	10,384	4,889
Other accrued liabilities	12,691	11,014
Lease liabilities, current portion	9,892	8,621
Deferred revenue	2,596	3,018
Other long-term liabilities, current portion	13,506	—
Total current liabilities	63,554	40,841

Long-term portion of lease liabilities	759	10,651
Loans payable, net of discount	19,914	19,815
Other long-term liabilities	52,727	5,045

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 171,602,226 and 169,316,782 shares issued and outstanding as of December 31, 2021 and 2020, respectively	172	169
Additional paid-in capital	1,354,190	1,339,833
Accumulated other comprehensive income (loss)	(102)	(4)
Accumulated deficit	(1,323,886)	(1,305,972)
Total stockholders’ equity	30,374	34,026
	$167,328	$110,378

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product sales, net	$63,010	$61,696	$43,772
Contract revenues from collaborations	75,726	46,925	15,516
Government contract	10,500	—	—
Total revenues	149,236	108,621	59,288

Costs and expenses:
Cost of product sales	1,083	895	906
Research and development	65,237	60,101	52,885
Selling, general and administrative	91,891	76,598	74,588
Restructuring charges	3,521	—	—
Total costs and expenses	161,732	137,594	128,379

Loss from operations	(12,496)	(28,973)	(69,091)
Interest income	47	582	2,532
Interest expense	(4,860)	(1,353)	(335)
Loss before income taxes	(17,309)	(29,744)	(66,894)
Provision for income taxes	605	—	—
Net loss	$(17,914)	$(29,744)	$(66,894)

Net loss per share, basic and diluted	$(0.11)	$(0.18)	$(0.40)

Weighted average shares used in computing net loss per share, basic and diluted	170,492	168,754	167,400

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(17,914)	$(29,744)	$(66,894)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	(98)	(27)	47
Comprehensive loss	$(18,012)	$(29,771)	$(66,847)

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2019	167,171,505	$167	$1,319,068	$(24)	$(1,209,334)	$109,877
Net loss	—	—	—	—	(66,894)	(66,894)
Net change in unrealized gain (loss) on short-term investments	—	—	—	47		47
Issuance of common stock upon exercise of options and participation in Purchase Plan	816,345	1	1,575	—		1,576
Stock compensation expense	—	—	9,209	—		9,209
Balance as of December 31, 2019	167,987,850	168	1,329,852	23	(1,276,228)	53,815
Net loss	—	—	—	—	(29,744)	(29,744)
Net change in unrealized gain (loss) on short-term investments	—	—	—	(27)	—	(27)
Issuance of common stock upon exercise of options and participation in Purchase Plan	1,328,932	1	2,595	—	—	2,596
Stock compensation expense	—	—	7,386	—	—	7,386
Balance as of December 31, 2020	169,316,782	169	1,339,833	(4)	(1,305,972)	34,026
Net loss	—	—	—	—	(17,914)	(17,914)
Net change in unrealized gain (loss) on short-term investments	—	—	—	(98)	—	(98)
Issuance of common stock upon exercise of options and participation in Purchase Plan	2,285,444	3	4,772	—	—	4,775
Stock compensation expense	—	—	9,585	—	—	9,585
Balance as of December 31, 2021	171,602,226	$172	$1,354,190	$(102)	$(1,323,886)	$30,374

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(17,914)	$(29,744)	$(66,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,486	7,297	9,115
Depreciation and amortization	1,162	706	683
Non-cash interest expense	3,139	—	—
Net amortization and accretion of discount on short-term investments and term loan	287	(122)	(1,073)
Changes in assets and liabilities:
Accounts receivable, net	501	(5,862)	(6,034)
Inventories	(4,875)	(126)	(366)
Prepaid and other current assets	6,633	(4,583)	(5,673)
Other assets	(150)	(128)	39
Right-of-use assets	8,192	7,814	7,118
Accounts payable	41	(331)	(2,239)
Accrued compensation	1,098	773	(1,133)
Accrued research and development	5,495	(1,071)	(803)
Other accrued liabilities	1,826	4,051	3,122
Lease liability	(8,621)	(7,230)	(6,725)
Deferred revenue	(422)	(23,629)	24,255
Other long-term liabilities	—	—	5,098
Net cash provided by (used in) operating activities	5,878	(52,185)	(41,510)
Investing activities
Purchases of short-term investments	(141,459)	(81,706)	(145,327)
Maturities of short-term investments	62,050	130,434	123,126
Capital expenditures	(627)	(1,262)	(1,455)
Net cash (used in) provided by investing activities	(80,036)	47,466	(23,656)
Financing activities
Cost share advance from collaboration partner	57,900	—	—
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	4,775	2,596	1,576
Net proceeds from term loan financing	—	9,975	9,789
Net cash provided by financing activities	62,675	12,571	11,365
Net increase (decrease) in cash and cash equivalents	(11,483)	7,852	(53,801)
Cash and cash equivalents at beginning of period	30,373	22,521	76,322
Cash and cash equivalents at end of period	$18,890	$30,373	$22,521
Supplemental disclosure of cash flow information
Interest paid	$1,500	$1,180	$137

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc. and “common stock” refers to Rigel’s common stock, par value $0.001 per share.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biotechnology company dedicated to discovering, developing and providing novel small molecule drugs that significantly improve the lives of patients with hematologic disorders, cancer and rare immune diseases. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms. Our first product approved by the US Food and Drug Administration (FDA) is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only approved oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe, United Kingdom (UK) (TAVLESSE) and Canada (TAVALISSE) for the treatment of chronic ITP in adult patients.

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

Our other clinical programs include our interleukin receptor-associated kinase (IRAK) inhibitor program and a receptor-interacting serine/threonine-protein kinase (RIPK1) inhibitor program in clinical development with partner Eli Lilly and Company (Lilly). In addition, we have product candidates in clinical development with partners BerGenBio ASA (BerGenBio) and Daiichi Sankyo (Daiichi).

Basis of presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP). Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative US GAAP included in the Accounting Standards Codification (ASC), and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB).

Liquidity

As of December 31, 2021, we had approximately $125.0 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing arrangement, contract payments under our collaboration agreements and from product sales. Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made by management include those relating to revenue recognition on product sales and collaboration agreements, recoverability of our assets, including accounts receivables and inventories, stock-based compensation and the probability of achievement of corporate performance-based milestones for our performance-based stock option awards, impairment issues, the weighted average incremental borrowing rate for our lease, estimated interest rate for our financing liability, the estimated useful life of assets, and estimated accruals, particularly research and development accruals, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between these estimates and actual results, our financial statements will be affected.

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

Prior to FDA approval of TAVALISSE, all manufacturing costs were charged to research and development expense in the period incurred. As of December 31, 2021 and 2020, our physical inventory included active pharmaceutical product for which costs have been previously charged to research and development expense. However, manufacturing of drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at each balance sheet date.

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

The following table summarizes the activity of our customer allowances for prompt payment discounts for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$171	$109	$50
Provision for prompt payment discount	609	807	540
Reduction in prompt payment discount	(674)	(745)	(481)
Balance at end of the year	$106	$171	$109

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606), when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine whether arrangements are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of this new guidance, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Under ASC 606, we are required to estimate the transaction price, including variable consideration that is subject to a constraint, in our contracts with our customers. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue from product sales is recorded net of certain variable consideration which includes estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

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

The following are our significant categories of sales discounts and allowances:

Sales Discounts. We provide certain customer a prompt payment discount that is explicitly stated in our contract. The sales discount is recorded as a reduction of revenue in the period the related product revenue is recognized.

Product Returns. We offer our SDs a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Product return allowances are estimated and recorded at the time of sale.

Government and Private Payor Rebates: We are subject to discount obligations under the state Medicaid programs and Medicare prescription drug coverage gap program. We estimate our Medicaid and Medicare prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. In December 2021 and beginning of 2022, we entered into rebate program agreements with Pharmacy Benefit Managers (PBMs), pursuant to which rebates will be paid in accordance with the respective agreements. The rebate reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and related liability is recorded as revenue reserves within other accrued liabilities in the balance sheet. Our liability for these rebates consists primarily of estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Chargebacks and Discounts: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities at prices lower than the list prices charged to our SDs who directly purchase the product from us. These SDs charge us for the difference between what they pay for the product and our contracted selling price to these specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue. Actual chargeback amounts are generally determined at the time of resale to the specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities by our SDs. The estimated obligations arising from these chargebacks and discounts are recorded as revenue reserves within other accrued liabilities in the balance sheet.

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

Government Contract

In January 2021, we were awarded up to $16.5 million by the US Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (referred to here as the US Department of Defense) to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. We determined that the government award should be accounted for under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, which is outside the scope of Topic 606, as the US Department of Defense is not receiving reciprocal value for their contributions. Revenue is recognized when there is reasonable assurance that the conditions of the grant will be met, and the grant will be received. For the US Department of Defense’s contract, this occurs when either each milestone has been accepted by the US Department of Defense or management has concluded that the conditions of the grant have been substantially met. See “Note 4 – Sponsored Research and License Agreements and Government Contract” for further discussion.

Stock-based Compensation

Share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line attribution method over the requisite employee service period for the entire award in recognizing stock-based compensation expense. We account for forfeitures as they occur.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The model requires management to make a number of assumptions including expected volatility, expected term, risk-free interest rate and expected dividends. A number of these assumptions are subjective, and their determination generally require judgment. We segregate option awards into the following three homogenous groups for the purposes of determining fair values of options: officers and directors, all other employees, and consultants. We determine the weighted-average valuation assumptions separately for each of these groups as follows:

●	Volatility – We estimate volatility using the historical share price performance over the expected life of the option up to the point where we have historical market data. We also consider other factors, such as implied volatility, our current clinical trials and other company activities that may affect the volatility of our stock in the future. We determined that at this time historical volatility is more indicative of our expected future stock performance than implied volatility.
●	Expected term – We analyze various historical data to determine the applicable expected term for each of the other option groups. This data includes: (1) for exercised options, the term of the options from option grant date to exercise date; (2) for cancelled options, the term of the options from option grant date to cancellation date, excluding non-vested option forfeitures; and (3) for options that remained outstanding at the balance sheet date, the term of the options from option grant date to the end of the reporting period and the estimated remaining term of the options. The consideration and calculation of the above data gives us reasonable estimates of the expected term for each employee group. We also consider the vesting schedules of the options granted and factors surrounding exercise behavior of the option groups, our current market price and company activity that may affect our market price. In addition, we consider the optionee type (i.e., officers and directors or all other employees) and other factors that may affect the expected term of the option. For options granted to consultants, we use the contractual term of the option, which is generally

10 years, for the initial valuation of the option and the remaining contractual term of the option for the succeeding periods.
●	Risk-free interest rate – The risk-free interest rate is based on US Treasury constant maturity rates with similar terms to the expected term of the options for each option group.
●	Dividend yield – The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the future.

We grant performance-based stock options to purchase shares of our common stock which will vest upon the achievement of certain corporate performance-based milestones. We determine the fair values of these performance-based stock options using the Black-Scholes option pricing model at the date of grant. For the portion of the performance-based stock options of which the performance condition is considered probable of achievement, we recognize stock-based compensation expense on the related estimated grant date fair values of such options on a straight-line basis from the date of grant up to the date when we expect the performance condition will be achieved. For the performance conditions that are not considered probable of achievement at the grant date or upon re-evaluation at each reporting date, prior to the event actually occurring, we recognize the related stock-based compensation expense when the event occurs or when we can determine that the performance condition is probable of achievement. In those cases, we recognize the change in estimate at the time we determine the condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if we had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost up to the date when we expect the performance condition will be achieved, if any.

The fair value of a restricted stock unit grant is based on the market price of our common stock on the date of grant.

Cash, cash equivalents and short-term investments

Our investment in debt securities consists of money market funds, US treasury bills, government- sponsored enterprise securities, and corporate bonds and commercial paper. All of our investment in debt securities are available-for-sale and are classified based on their maturities. We consider all highly liquid investments in debt securities with maturity of 90 days or less from the date of purchase to be cash equivalents. All other investments with maturity greater than 90 days from the date of purchase are classified as short-term investments. Unrealized gains (losses) are reported within the statements of stockholders’ equity and comprehensive loss. The cost of securities sold is based on the specific identification method.

Fair value of financial instruments

The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying value of our loans payable and other long-term debt approximates fair value based on management’s estimation that a current interest rate would not differ materially from the stated rate, or the discount rate applied.

The fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis and are categorized based upon the lowest level of significant input to the valuations.

Assets and liabilities recorded at fair value in our financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

●	Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

The fair valued assets we hold that are generally included under this Level 1 are money market securities where fair value is based on publicly quoted prices.

●	Level 2 – Inputs, other than quoted prices included in Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

The fair valued assets we hold that are generally assessed under Level 2 included government-sponsored enterprise securities, US treasury bills and corporate bonds and commercial paper. We utilize third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. We use quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by our third-party pricing service providers. We review independent auditor’s reports from our third-party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that our internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. We do not have fair valued assets classified under Level 3.

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash, investment in debt securities and accounts receivable. All of our cash and investment in debt securities are maintained with financial institutions that management believes are creditworthy. By policy, we limit the concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. Due to the short-term nature of these investments, we believe we do not have a material exposure to credit risk arising from our investments.

Concentration of credit risk with respect to our accounts receivable is limited due to our small number of customers. Our accounts receivable consists mostly of outstanding invoices from our sale of TAVALISSE to our three specialty distributors. Accounts receivable may also include outstanding invoice or invoices from our collaboration partners with respect to the related sponsored research and license agreements, as well as outstanding invoice or invoices from the US Government with respect to the related government contract. As of December 31, 2021, 85% of our accounts receivable are outstanding invoices from our three specialty distributors, and the remaining 15% are outstanding invoices from the US Government and from other collaboration partners, Grifols, Kissei and Medison. As of December 31, 2020, 97% of our accounts receivable consisted of outstanding invoices from our specialty distributors, and the remaining 3% was related to outstanding invoices from our collaboration partners, Grifols and Medison.

See “Note 3 - Revenues” for summary of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations.

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

Leases

We adopted ASU No. 2018-11, Leases (Topic 842): Targeted Improvements as of January 1, 2019. Pursuant to Topic 842, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. As a result of the adoption of Topic 842, we recognized $32.8 million in operating right-of-use lease asset and $33.2 million in lease liability, and derecognized $0.4 million of deferred rent in the balance sheet at adoption date. These were calculated using the present value of our remaining lease payments using an estimated incremental borrowing rate of 9%. There was no cumulative-effect adjustment on our accumulated deficit as of January 1, 2019. For our sublease agreement wherein we are the lessor, the same practical expedients apply to both lessor and lessee. Therefore, the sublease continues to be classified as an operating lease under Topic 842. Further, the adoption of Topic 842 did not have an impact on our sublease on the date of adoption since the expected sublease income is equal to the expected lease costs for the head leases over the remaining period of the lease term, and therefore, no impairment of the operating right-of-use asset was needed upon the adoption of Topic 842.

As of December 31, 2021, our leases continued to be classified as operating leases. Following the adoption of Topic 842 as discussed above, operating right-of-use lease asset and operating lease liability are presented on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease liability represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and lease liability are recognized at the commencement date based on the present value of remaining lease payments over the lease term. The operating right-of-use lease asset includes any lease payments made prior to commencement. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

For our sublease agreement wherein we are the lessor, sublease income will be recognized on a straight-line basis over the term of the sublease. The difference between the cash received, and the straight-line lease income recognized, if any, will be recorded within prepaid and other current assets in the balance sheet.

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

Restructuring

Restructuring costs comprised of severance, other termination benefit costs, stock-based compensation expense for stock award and stock option modifications related to workforce reductions and accelerated depreciation. We recognize restructuring charges when the liability is probable, and the amount is estimable. Employee termination benefits are accrued at the date management has committed to a plan of termination and affected employees have been notified of their termination date and expected severance benefits.

Recent accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing variety of exceptions within the framework of ASC 740. There were nine amendments in the ASU, such as the elimination of the incremental approach to intraperiod tax allocation, recognition of deferred tax liability for outside basis differences, changes to the accounting of hybrid tax regimes, amendments to the accounting of tax basis step-up in goodwill, clarification on separate financial statements of legal entities not subject to tax,  guidance on the accounting for ownership changes in investments, and guidance on interim-period accounting for tax law changes and year-to-date loss limitations. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. We adopted this new standard on January 1, 2020 with no material impact on our financial statements and disclosures.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance. Current GAAP has no specific authoritative guidance on the accounting for, or the disclosure of, government assistance received by business entities. The amendments in this update improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including the types of transactions, the accounting for those transactions, and the effect of those transactions on an entity’s financial statements. The amendments in this update require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions; (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) the significant terms and conditions of the transactions, including commitments and contingencies. The amendments in this update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. We adopted this update during the year ended December 31, 2021 and accounted the award we received from the US Department of Defense in accordance with this update. See “Note 4 – Sponsored Research and License Agreements and Government Contract” for further discussion.

2. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include stock options, restricted stock units and shares issuable under our Purchase Plan. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted loss per share for the periods presented (in thousands except per share amounts):

	Year Ended December 31,
	2021	2020	2020
EPS Numerator:
Net loss	$(17,914)	$(29,744)	$(66,894)
EPS Denominator—Basic and Diluted:
Weighted-average common shares outstanding	170,492	168,754	167,400

Net loss per share, basic and diluted	$(0.11)	$(0.18)	$(0.40)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Outstanding stock options	30,009	27,260	22,671
Restricted stock units	226	—	—
Total	30,235	27,260	22,671

3. REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Product sales:
Gross product sales	$81,186	$76,470	$53,082
Discounts and allowances	(18,176)	(14,774)	(9,310)
Total product sales, net	63,010	61,696	43,772
Revenues from collaborations:
License revenues	70,553	40,358	8,696
Development milestones	1,875	2,100	5,500
Research and development services and others	3,298	4,467	1,320
Total revenues from collaborations	75,726	46,925	15,516
Government contract	10,500	—	—
Total revenues	$149,236	$108,621	$59,288

Our net product sales include sale of TAVALISSE in the US, net of chargebacks, discounts and fees, government and other rebates and returns. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within other accrued liabilities, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2021	$2,461	$2,115	$1,489	$6,065
Provision related to current period sales	10,731	5,036	1,021	16,788
Credit or payments made during the period	(9,788)	(4,657)	(493)	(14,938)
Balance as of December 31, 2021	$3,404	$2,494	$2,017	$7,915

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2020	$1,293	$1,801	$238	$3,332
Provision related to current period sales	8,149	4,231	950	13,330
Adjustment related to prior period sales	(75)	(490)	565	—
Credit or payments made during the period	(6,906)	(3,427)	(264)	(10,597)
Balance as of December 31, 2020	$2,461	$2,115	$1,489	$6,065

Of the $18.2 million discounts and allowances from gross product sales for the year ended December 31, 2021, $16.8 million was accounted for as additions to other accrued liabilities and $1.4 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the balance sheet.

Of the $14.8 million discounts and allowances from gross product sales for the year ended December 31, 2020, $13.3 million was accounted for as additions to other accrued liabilities and $1.5 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the balance sheet.

For detailed discussions of our revenues from collaboration and government contract, see “Note 4 – Sponsored Research and License Agreements and Government Contract” below.

The following table summarizes revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Year Ended December 31,
	2021	2020	2019
Lilly	48%	—	—
McKesson Specialty Care Distribution Corporation	20%	23%	30%
ASD Healthcare and Oncology Supply	17%	30%	37%
Grifols	*	41%	*

4. SPONSORED RESEARCH AND LICENSE AGREEMENTS AND GOVERNMENT CONTRACT

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of December 31, 2021, we are a party to collaboration agreements with Lilly to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols to commercialize fostamatinib for human diseases in all indications, including chronic ITP and autoimmune hemolytic anemia (AIHA), in Europe and Turkey; with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Japan, China, Taiwan and the Republic of Korea; and with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Canada and Israel, respectively.

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio for the development and commercialization of AXL inhibitors in oncology, and with Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. We have an agreement with AZ for the development and commercialization of R256, an inhaled JAK inhibitor. In December 2021, AZ provided a notice to terminate the agreement effective April 19, 2022. Our collaboration agreement with Aclaris related to the development and commercialization of JAK inhibitors for the treatment of alopecia areata and other dermatological conditions was terminated in April 2021.

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. Total future contingent payments to us under all of above existing agreements, excluding terminated or terminating agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, $279.5 million relates to the achievement of development events, $285.6 million relates to the achievement of regulatory events and $778.5 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Global Exclusive License Agreement with Eli Lilly

On February 18, 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly (Lilly Agreement), which became effective on March 27, 2021, to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-CNS diseases. In addition, the collaboration is aimed at developing additional RIPK1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the license agreement, we granted to Lilly exclusive rights to develop and commercialize R552 and related RIPK1 inhibitors in all indications worldwide. The agreement became effective in March 2021 upon clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

We are responsible for 20% of development costs for R552 in the US, Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt- out of co-funding the R552 development activities in the US, Europe and Japan at two different specified times. If we exercise our first opt-out right (no later than September 30, 2023), under the Lilly Agreement, we are required to fund our share of the R552 development activities in the US, Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024. If we decide not to exercise our opt-out rights, we will be required to share in global development costs of up to certain amounts at a specified cap, as provided for in the Lilly Agreement.

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

Under the Lilly Agreement, we are required to share 20% of the development costs for R552 in the US, Europe and Japan up to a specified cap. Given our rights to opt- out from the development of R552, we believe at the minimum, we have a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense is being accreted on such liability over the expected commitment period. Interest expense accreted during the year ended December 31, 2021 was $2.8 million. As of December 31, 2021, the outstanding financing liability of $60.7 million to Lilly was included within other long-term liabilities, current portion, and other long-term liabilities in the balance sheet. As of December 31, 2021, Lilly billed us $2.1 million for our share of development costs under this agreement, which was subsequently paid in the first quarter of 2022.

We allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. We concluded that the license rights over the non-CNS penetrant IP represents functional IP that is not expected to change over time, and we have no ongoing or undelivered obligations relative to such IP that Lilly will benefit from the use of such IP on the delivery date. As such, the transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue in the year ended December 31, 2021 upon delivery of the non-CNS penetrant IP to Lilly in March 2021. For the delivery of license rights over the CNS penetrant IP, we are obligated to perform additional research and development efforts before Lilly can accept the license. The allocated transaction price to the CNS penetrant IP of $6.7 million is being recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly using the input method. We recognized revenue for the year ended December 31, 2021 of $6.2 million relative to the delivery of CNS penetrant IP. As of December 31, 2021, the remaining deferred revenue amounted to $0.5 million.

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

Grifols License Agreement

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We will also receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols received exclusive rights to commercialize fostamatinib for human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Grifols also received an exclusive option to expand the territory under its exclusive and non-exclusive licenses to include the Middle East, North Africa and Russia (including Commonwealth of Independent States). In November 2020, Grifols exercised its option to include these territories as part of the licensed territories under the agreement. The agreement also required us to continue to conduct our long-term open-label extension study on patients with ITP through European Medicines Agency (EMA) approval of ITP in Europe or until the study ends as well as conduct the Phase 3 trial of fostamatinib in AIHA.

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

In January 2020, the European Commission granted a centralized Marketing Authorization (MA) for fostamatinib valid throughout the European Union (EU) and in the UK after the departure of the UK from the EU for the treatment of chronic immune thrombocytopenia in adult patients who are refractory to other treatments. With this approval, we received in February 2020 a $20.0 million non-refundable payment, comprised of a $17.5 million payment due upon Marketing Authorization Application (MAA) approval by the EMA of fostamatinib for the first indication and $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. The above milestone payment was allocated to the distinct performance obligations in the collaboration agreement with Grifols.

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

As of December 31, 2021 and 2020, the remaining deferred revenue was $0.7 million and $1.6 million, respectively, related to the performance of research services. During the year ended December 31, 2021, we recognized $0.9 million in revenue related to the research and development services. We also recognized $2.0 million in revenue for the delivery of drug supplies to Grifols for its commercialization. During the year ended December 31, 2020, we recognized $39.9 million in revenues related to the licensed rights in intellectual property and $3.8 million in revenues related to the research services performed. Additionally, we recognized $0.7 million in revenues for delivery of drug supply to Grifols for commercialization as well as $0.5 million related to Grifols’ exercise of its option to include additional territories as discussed above. During the year ended December 31,2019, we recognized $4.7 million in revenues related to the license right and research and regulatory services performed.

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

As of December 31, 2021 and 2020, the remaining deferred revenue was $1.4 million related to the material right associated with discounted fostamatinib supply. During the year ended December 31, 2021, we recognized $0.3 million revenue related to the supply of fostamatinib for clinical use. We did not recognize any revenues from our license agreement with Kissei during the year ended December 31, 2020. During the year ended December 31, 2019, we recognized $1.6 million revenue related to the supply of fostamatinib for clinical use and the material right associated with discounted fostamatinib.

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

During the year ended December 31, 2021, we accrued interest amounting to $0.4 million related to this financing arrangement. No interest was accrued during the years ended December 31, 2020 and 2019. During the year ended December 31, 2021, we billed Medison $0.2 million related to the supply of fostamatinib for clinical use which was deferred and included the balance within the outstanding financing liability considering the buyback provision. As of December 31, 2021 and 2020, the outstanding financing liability of $5.6 million and $5.0 million, respectively, to Medison was included within other long-term liabilities in the balance sheet.

In August 2021, Medison Israel received the licenses for registrational approval from the Ministry of Health. Pursuant to the exclusive commercial and license agreement, this event triggered the first milestone that is the regulatory approval of the product in Israel for the first indication, for a non-refundable payment of $0.1 million. We recognized this amount as revenue during the year ended December 31, 2021.

Daiichi Collaboration Agreement

Pursuant to the Amended Collaboration Agreement dated April 20, 2005 with Daiichi, during the year ended December 31, 2021, we recognized $1.8 million of revenue related to the achievement of a certain milestone. During the year ended December 31, 2020, we also recognized $2.1 million related to the achievement of a certain milestone. All deliverables under the agreement had been previously delivered, and as such the above had been recognized as revenue in the corresponding periods such milestones were achieved.

Other license agreements

In February 2021, we entered into a non-exclusive license agreement with an unrelated third party whereby we granted such unrelated third-party rights to a certain patent. In consideration for the license rights granted, we received a one-time fee of $4.0 million. All the deliverables under the agreement had been delivered and the one-time fee was recognized as revenue during the year ended December 31, 2021.

Government Contract - US Department of Defense’s JPEO-CBRND

In January 2021, we were awarded up to $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. The amount of award we will receive from the US Department of Defense is subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. We determined that this government award should be accounted for under IAS 2, Accounting for Government Grants and Disclosure of Government Assistance, which is outside of the scope of Topic 606, as the US Department of Defense is not receiving reciprocal value for their contributions. We record government contract revenue in the statement of operations in the period when it is probable that we will receive the award, which is when we comply with the conditions associated with the award and obtain approval from the US Department of Defense that such conditions have been met. During the year ended December 31, 2021, we recognized $10.5 million related to this grant, all of which had been invoiced and collected as of December 31, 2021. We expect to receive the remaining award of $6.0 million throughout the period we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

5. STOCK-BASED COMPENSATION

Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Selling, general and administrative	$7,337	$5,223	$6,453
Research and development	1,700	2,072	2,662
Restructuring charges	449	—	—
Total stock-based compensation expense	$9,486	$7,295	$9,115

In November 2021, we announced a reduction of workforce, primarily in the research organization. As a result, we entered in severance agreements with the affected employees, which provided, among others, extension of the date through which certain affected employees can exercise their vested options. As a result of these modifications, we recorded an incremental stock-based compensation expense of approximately $0.4 million for the year ended December 31, 2021. The incremental compensation expenses were computed based on the fair values of the modified awards on the modification date.

Equity Incentive Plans

On May 16, 2018, our stockholders approved the adoption of the Company’s 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan is the successor plan to the 2011 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Employee Directors' Stock Option Plan. We have two active equity plans, our 2018 Plan and the Rigel’s Inducement Plan, as amended (Inducement Plan, and together with 2018 Plan, the Equity Incentive Plans). The 2018 Plan provides for granting of stock awards to our officers, directors, all other employees and consultants. The Inducement Plan, which is a non-stockholder approved stock plan, is intended mainly to provide an inducement material by granting awards for certain individuals to enter into employment with us. Awards granted under our Equity Incentive Plans expire no later than 10 years from the date of grant. Awards may be granted with different vesting terms from time to time. To date, we granted stock options and restricted stock units (RSUs) under our Equity Incentive Plans.

In January 2021, our Board of Directors approved the 825,000 shares increase in available number of shares for future grant under our 2018 Plan, which became effective upon approval by our stockholders during the stockholders annual meeting in May 2021. In September 2021 and January 2022, our Board of Directors approved the increase of 469,000 shares and 610,000 shares, respectively, in common stock reserved for issuance under the Inducement Plan. As of December 31, 2021, a total of 41,739,675 shares and 1,752,333 shares are authorized for issuance under the 2018 Plan and Inducement Plan, respectively.

Stock Options and RSUs

The following table summarizes stock option and RSU activity, and shares available for grant under our Equity Incentive Plans for the periods presented:

		Stock Options			Restricted Stock Units
			Weighted	Weighted		Weighted Average
	Shares Available	Number of	Average	Intrinsic Value	Number of	Grant Date
	For Grant	Shares	Exercise Price	(in thousands)	Shares	Fair Value
Outstanding as of December 31, 2020	14,218,190	27,260,463	$3.05		—	$—
Authorized for grant	825,000
Granted	(7,231,731)	6,997,981	$3.65		233,750	$3.67
Exercised	—	(1,353,426)	$2.49		—	$—
Cancelled and forfeited	2,903,853	(2,896,353)	$3.95		(7,500)	$3.68
Outstanding as of December 31, 2021	10,715,312	30,008,665	$3.13	$6,812	226,250	$3.67
Vested and Expected to Vest as of December 31, 2021		28,017,415	$3.13	$6,611
Exercisable as of December 31, 2021		19,647,126	3.23	$4,819

Of the total stock options outstanding as of December 31, 2021 above, 1,991,250 shares outstanding are performance-based stock options wherein the achievement of the corresponding corporate-based milestones were not considered as probable. Accordingly, the related grant date fair value for these performance-based stock options of $4.0 million has not been recognized as stock-based compensation expense as of December 31, 2021.

During the year ended December 31, 2021, 2020 and 2019, stock options vested were 4,765,814 shares, 4,386,910 shares and 4,442,936 shares, respectively, with weighted-average exercise price of $2.67 per share, $2.41 per share, and $3.26 per share, respectively.

The aggregate intrinsic values of stock options outstanding, vested and expected to vest, and exercisable represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of December 31, 2021. During the year ended December 31, 2021, 2020 and 2019, aggregate intrinsic values of stock option exercises was approximately $2.1 million, $0.5 million and $0.01 million, respectively, representing the difference between the fair value of our common stock at the date of exercise and the exercise price paid.

During the year ended December 31, 2021, 2020 and 2019, we granted options to purchase 6,997,981 shares, 8,462,090 shares and 7,457,575 shares of common stock, respectively, with weighted-average grant date fair value of $2.34 per share, $1.42 per share and $1.27 per share, respectively.

The following table summarizes the weighted-average assumptions relating to stock options granted during the periods presented:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.0%	1.2%	2.4%
Expected term (in years)	6.4	6.5	6.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	70.5%	66.1%	65.5%

As of December 31, 2021, there were approximately $12.9 million of unrecognized stock-based compensation cost which is expected to be recognized over the remaining weighted-average period of 2.77 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones was considered as probable, and RSUs.

Details of our stock options by exercise price are as follows as of December 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number of	Remaining Contractual	Weighted-Average	Number of	Weighted-Average
Exercise Price	Shares	Life (in years)	Exercise Price	Shares	Exercise Price
$1.75 - $2.00	4,530,317	6.86	$1.95	3,062,689	$1.95
$2.02 - $2.34	6,288,002	5.42	$2.21	4,821,308	$2.18
$2.37 - $2.64	4,256,738	7.63	$2.45	1,939,507	$2.45
$2.72 - $3.54	5,718,865	6.91	$3.29	2,746,933	$3.04
$3.55 - $3.85	4,209,804	5.83	$3.66	2,445,879	$3.65
$3.87 - $7.60	4,260,947	4.60	$4.81	3,886,818	$4.84
$8.02 - $8.85	743,992	0.07	$8.16	743,992	$8.16
$1.75 - $8.85	30,008,665	6.04	$3.13	19,647,126	$3.23

Employee Stock Purchase Plan

Our Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under our Purchase Plan, for the year ended December 31, 2021, 2020 and 2019, we issued 932,018 shares, 567,391 shares and 747,691 shares of common stock, respectively, at an average price of $1.51 per share, $1.54 per share and $1.92 per share, respectively.

In January 2021, our Board of Directors approved the 5,500,000 shares increase in the maximum number of shares authorized for issuance under the Purchase Plan, which became effective upon approval by our stockholders during the annual stockholders meeting in May 2021. As of December 31, 2021, there were 4,584,484 shares reserved for future issuance under the Purchase Plan.

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

We had a “reset” on January 2, 2020 because the fair market value of our stock on December 31, 2019 was lower than the fair market value of our stock on January 1, 2019, the first day of the offering period. Following the “reset” in January 2020, January 1, 2020 was the new first day of the two-year offering period of our Purchase Plan. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this “reset” was approximately $0.8 million was recognized as expense from January 1, 2020 to December 31, 2021. In July 2020, we had another “reset” because the fair market value of our stock on June 30, 2020 was lower than the fair market value of our stock on January 1, 2020. Following the “reset” in July 2020, July 1, 2020 was the new start date of our two-year offering period of our Purchase Plan. We applied modification accounting in accordance with the relevant accounting guidance. The total incremental fair value associated with this “reset” was approximately $0.5 million and is being amortized to expenses from July 1, 2020 to June 30, 2022.

The table below summarizes the weighted-average assumptions related to our Purchase Plan for periods presented. Expected volatilities for our Purchase Plan are based on the two-year historical volatility of our stock. Expected term represents the weighted- average of the purchase periods within the offering period. The risk-free interest rate for periods within the expected term is based on US Treasury constant maturity rates.

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	*	1.0%	2.7%
Expected term (in years)	*	1.6	1.5
Dividend yield	*	0.0%	0.0%
Expected volatility	*	62.3%	62.6%

* Not a measurement period since the last two-year offering period started on January 1, 2020, and there was no reset in 2021.

The weighted average fair value of awards under our Purchase Plan at the measurement period during the year ended December 31, 2020 and 2019 was $0.87 per share and $1.07 per share, respectively. As of December 31, 2021, unrecognized stock-based compensation cost related to our Purchase Plan amounted to $0.1 million, which is expected to be recognized over the remaining weighted average period of 0.17 years.

6. INVENTORIES

The following table summarizes inventories, net as of the periods presented (in thousands):

	December 31,
	2021	2020
Raw materials	$5,142	$—
Work in process	162	1,189
Finished goods	1,312	449
Total	$6,616	$1,638

As of December 31, 2020, we have $4.0 million in advance payments to our manufacturer of our raw materials, which was included as part of Prepaid and Other Current Assets in our balance sheet. During the first quarter of 2021, the production of raw materials was completed, and ownership was transferred to us. Accordingly, such advance payments were reclassified to inventories as raw materials.

7. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	December 31,
	2021	2020
Cash	$6,249	$1,988
Money market funds	6,842	19,487
U.S. treasury bills	35,366	10,034
Government-sponsored enterprise securities	14,678	4,920
Corporate bonds and commercial paper	61,832	20,898
	$124,967	$57,327
Reported as:
Cash and cash equivalents	$18,890	$30,373
Short-term investments	106,077	26,954
	$124,967	$57,327

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$35,416	$—	$(50)	$35,366
Government-sponsored enterprise securities	14,705	—	(27)	14,678
Corporate bonds and commercial paper	61,857	2	(27)	61,832
Total	$111,978	$2	$(104)	$111,876

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$10,036	$—	$(2)	$10,034
Government-sponsored enterprise securities	4,920	—	—	4,920
Corporate bonds and commercial paper	20,900	—	(2)	20,898
Total	$35,856	$—	$(4)	$35,852

As of December 31, 2021 and 2020, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 196 days and 78 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our balance sheets as they are available for use in the current operations. As of December 31, 2021, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of December 31, 2021, a total of 39 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses, there were no other-than-temporary impairments for these securities as of December 31, 2021.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

December 31, 2021	Fair Value	Unrealized Losses
U.S. treasury bills	$35,366	$(50)
Government-sponsored enterprise securities	14,678	(27)
Corporate bonds and commercial paper	37,993	(27)
Total	$88,037	$(104)

8. FAIR VALUE

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$6,842	$—	$—	$6,842
U.S. treasury bills	—	35,366	—	35,366
Government-sponsored enterprise securities	—	14,678	—	14,678
Corporate bonds and commercial paper	—	61,832	—	61,832
Total	$6,842	$111,876	$—	$118,718

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$19,487	$—	$—	$19,487
U.S. treasury bills	—	10,034	—	10,034
Government-sponsored enterprise securities	—	4,920	—	4,920
Corporate bonds and commercial paper	—	20,898	—	20,898
Total	$19,487	$35,852	$—	$55,339

9. OTHER BALANCE SHEET COMPONENTS

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$12,154	$11,957
Computer and software	1,783	1,783
Furniture and equipment	2,107	1,793
Fixed assets in progress	691	819
Total property and equipment	16,735	16,352
Less accumulated depreciation and amortization	(14,551)	(13,676)
Property and equipment, net	$2,184	$2,676

Total depreciation and amortization expense were $1.2 million, $0.7 million and $0.7 million for the year ended December 31, 2021, 2020 and 2019, respectively. Depreciation and amortization expense for the year ended December 31, 2021 include an impairment charge of $0.1 million. See “Note 14 – Restructuring Charges” for related discussions.

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Revenue reserves	$5,898	$4,577
Accrued expenses	3,580	3,661
Refund liability	2,017	1,488
Income tax payable	605	—
Accrued professional fees	204	1,017
Accrued interest payable	387	271
Total	$12,691	$11,014

Revenue reserves includes chargebacks, discounts, and fees, as well as government and other rebates. Refund liability relates to allowance for sales returns. See “Note 3 – Revenues” for related details.

10. DEBT

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

At the Closing Date, $10.0 million was funded in an initial tranche. In March 2020, we signed a credit extension form for Tranche 2 amounting to $10.0 million, which we received in May 2020. In April 2021, we amended the Credit Agreement to extend the period through which Tranche 3 will be available through March 31, 2022, subject to the satisfaction of certain conditions and at our option. As of December 31, 2021, the facility gives us the ability to access an additional $40.0 million at our option, subject to the achievement of certain customary conditions. On February 11, 2022, we entered into Second Amendment to our Credit Agreement with Midcap. See “Note 15 – Subsequent Events” for further discussions.

The outstanding principal balance of the loan bears interest at an annual rate of one-month LIBOR (or a comparable applicable index rate determined pursuant to the Credit Agreement if the LIBOR is no longer available) plus 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears. Commencing on October 1, 2019, the Credit Agreement provides that we initially make interest-only payments for 24 months followed by 36 months of amortization payments. The interest-only period can be extended to 36 months (first interest-only extension) and again to 48 months (second interest-only extension) upon the satisfaction of certain conditions set forth in the Credit Agreement. In June 2021, we satisfied the first interest-only extension conditions under the Credit Agreement which effectively extended the interest-only period to 36 months or through October 1, 2022. All unpaid principal and accrued interest are due and payable no later than September 1, 2024. A final payment fee of 2.5% of principal is due on the final payment of the term loan.

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

As of December 31, 2021 and 2020, the outstanding balance of the loan, net of unamortized debt discount, was $19.9 million and $19.8 million, respectively, and is presented under long-term liabilities. As of December 31, 2021, we deemed that it is probable that we will satisfy the second interest-only criteria. Accordingly, we classified our outstanding loan as long-term liabilities in the Balance Sheet. Debt issuance costs are recorded as a direct deduction from the term loan on the balance sheet and are being amortized ratably as interest expense over the term of the loan, using the effective interest method. As December 31, 2021 and 2020, the unamortized issuance costs and debt discounts amounted to $0.1 million and $0.2 million, respectively.

For the year ended December 31, 2021, 2020 and 2019, interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement was $1.7 million, $1.4 million and $0.2 million, respectively. Accrued interest of $0.4 million was included within other accrued liabilities in the balance sheet as of December 31, 2021.

The following table presents the future minimum principal payments of the outstanding loan as of December 31, 2021 under the current interest-only period as discussed above (in thousands):

For year ending December 31,
2022	$2,500
2023	10,000
2024	7,500
Principal amount (Tranches 1 and 2)	$20,000

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum net revenues and $10.0 million of cash upon the draw Tranche 3 or Tranche 4. As of December 31, 2021, we were not in violation of any covenants.

11. LEASES

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

In December 2014, we entered into a sublease agreement, which was amended in 2017, with an unrelated third party to occupy approximately 57,000 square feet of our research and office space. In February 2017, we entered into an amendment to the sublease agreement to increase the subleased research and office space for an additional 9,328 square feet under the same term of the sublease. Effective July 2017, the sublease agreement was amended primarily to extend the term of the sublease through January 2023 and modified the monthly base rent to equal the amount we will pay our landlord. Because the future sublease income under the extended sublease agreement is the same as the amount we will pay our landlord, we did not recognize any loss on sublease relative to this amendment. As of December 31, 2021, we expect to receive approximately $5.1 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

As of December 31, 2021 and 2020, we had operating lease right-of-use asset of $9.7 million and $17.9 million, respectively, and lease liability of $10.7 million and $19.3 million, respectively, in the balance sheet. The weighted average remaining term of our lease as of December 31, 2021 was 1.08 years.

As of December 31, 2021, we received from our landlord leasehold improvement incentives amounting to $0.6 million related to leasehold improvements. We record these leasehold improvement incentives as a reduction to operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred.

We recorded rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.

The components of our operating lease expense for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Fixed operating lease expense	$5,360	$5,360	$5,248
Variable operating lease expense	910	926	745
Total operating lease expense	$6,270	$6,286	$5,993

Supplemental information related to the Company’s operating lease for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash payments included in the measurement of operating lease liabilities	$10,082	$9,694	$9,321

We have the following operating sublease information for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Fixed sublease expense	$4,381	$4,381	$4,381
Variable sublease expense	917	962	829
Sublease income	(5,298)	(5,343)	(5,210)
Net	$—	$—	$—

As of December 31, 2021, future minimum lease payments and obligations under our noncancelable operating lease, net of expected sublease receipts, were as follows (in thousands):

	Operating Lease	Sublease Receipts	Net
For year ending December 31,
2022	$10,485	(4,716)	$5,769
2023	877	(394)	483
Total minimum payments required	$11,362	$(5,110)	$6,252

Rent expense under our operating lease amounted to approximately $6.3 million, $6.3 million and $6.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2021 and 2020, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

Common Stock

Our Certificate of Incorporation as amended and restate in May 2018, authorizes us to issue 400,000,000 shares of common stock. Common stock issued and outstanding as of December 31, 2021 and 2020 were 171,602,226 shares and 169,316,782 shares, respectively.

Open Market Sale Agreement

In August 2020, we entered into an Open Market Sale Agreement with Jefferies LLC (Jefferies), as our sole sales agent pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. In April 2021, the registration statement registering the sale of shares under the Open Market Sale Agreement expired. From the time of implementation of the Open Market Sale Agreement through expiration of the registration statement, no sales of shares occurred. A new automatic shelf registration statement was filed on August 3, 2021 to register the sale of up to a maximum aggregate offering price of $100.0 million of shares of our common stock that may be issued and sold from time to time under the Open Market Sale Agreement. As of December 31, 2021, no shares had been sold under the Open Market Sale Agreement.

13. INCOME TAXES

For the year ended December 31, 2021, we recorded provision for income tax of $0.6 million. This provision for income tax was related to the state tax liability primarily due to revenue recognized for the Lilly Agreement. We do not expect to owe federal income taxes due to the sufficient net operating loss (NOL) carryforwards that were generated prior to the enactment of the Tax Cuts and Jobs Act (Tax Act), as well as significant research and development credit carryforwards. We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. For the years ended December 31, 2020 and 2019, our loss before income taxes was from domestic operations and we did not record provision for income taxes other than minimum state taxes due to our net loss.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$229,364	$240,767
Orphan drug and research and development credits	66,616	64,252
Deferred compensation	8,819	7,760
Lease liabilities	2,564	4,399
Capitalized inventory	47	34
Deferred revenue	16,297	1,405
Other, net	1,626	1,765
Deferred tax liabilities
Operating lease right-of-use asset	(2,335)	(4,084)
Others	(607)	(537)
Total net deferred tax assets	322,391	315,761
Less: valuation allowance	(322,391)	(315,761)
Deferred tax assets, net of allowance	$—	$—

The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory tax rate	(21.0)%	(21.0)%	(21.0)%
State, Net of Federal Benefit	2.8%	0.1%	0.1%
Valuation allowance	27.5%	24.4%	21.7%
Stock compensation	5.6%	4.7%	2.8%
Orphan drug and research and development credits	(14.0)%	(12.7)%	(5.1)%
Other, net	2.7%	4.6%	1.5%
Effective tax rate	3.6%	0.1%	0.0%

In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating loss carryovers and tax credits to offset future taxable income. Our existing net operating loss carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our net operating loss carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2021. We did not experience any significant changes in ownership in 2021, 2020, and 2019. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

As of December 31, 2021, we had net operating loss carryforwards for federal income tax purposes of approximately $973.6 million. Of the federal net operating loss carryforward, $839.3 million, which expire beginning in the year 2025 and the remaining net operating loss carryforwards can be carried forward indefinitely, subject to annual limitation of 80% of taxable income. We also had state net operating loss carryforwards of approximately $371.7 million, which expire beginning in the year 2028.

We have general business credits of approximately $50.7 million, which will expire beginning in 2023, if not utilized, and is comprised of research and development credits and orphan drug credits. We also have state research and development tax credits of approximately $30.7 million, which have no expiration date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $6.6 million, $4.1 million and $21.6 million for the year ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$8,901	$8,358	$8,358
Increase related to current year tax positions	285	543	543
Balance at the end of the year	$9,186	$8,901	$8,358

During the years ended December 2021, 2020 and 2019, the amount of unrecognized tax benefits increased due to additional research and development and orphan drug credits generated during those years. The reversal of the uncertain tax benefits would not affect the Company’s effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets.

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

14. RESTRUCTURING CHARGES

In November 2021, we announced a reduction in our workforce primarily in the research organization. We recorded restructuring charges of $3.5 million in the statements of operations for the year ended December 31, 2021, comprised of $2.9 million cash severance, bonus and related employee benefits and taxes of affected employees, $0.4 million of stock-based compensation expense related to option modification and $0.1 million impairment of certain property and equipment which was recorded within depreciation expense14. As of December 31, 2021, we have approximately $2.2 million outstanding unpaid cash severance, bonus and related employee benefits and taxes included within accrued compensation in the balance sheet, which are expected to be paid in the first quarter of 2022.

15. SUBSEQUENT EVENTS

Second Amendment to Credit Facility with MidCap

On February 11, 2022, we entered into Second Amendment to our Credit Agreement with MidCap, among other things, amend the applicable funding conditions, applicable commitments and certain other terms relating to available credit facilities (Tranches 3 and 4), add additional term loan credit facility (Tranche 5), and revise certain terms related to the financial covenants. Following the amendment, the Credit Agreement gives us the ability to access the following available credit facilities: (i) on the closing date of the Second Amendment, $10.0 million term loan facility (Tranche 3), (ii) until August 31, 2022, an additional $10.0 million aggregate principal amount of term loan facility at our option (Tranche 4), and (iii) until March 31, 2023, an additional $20.00 million term aggregate principal amount of term loan facility subject to the satisfaction of applicable funding conditions which include minimum net revenue and compliance with financial covenants set forth in the Credit Agreement. At the Second Amendment effective date, $10.0 million was funded (Tranche 3).

SUPPLEMENTARY DATA

Schedule II - Valuation and Qualifying Accounts

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rigel Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
March 1, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions “Election of Directors” and “Management—Executive Officers” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021. Such information, if any, is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

Information regarding our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are being filed as part of this Annual Report on Form 10-K:

1.	Financial Statements—Index to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.	See Exhibit Index at the end of this Annual Report, which is incorporated herein by reference. The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8- K dated May 29, 2012, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated February 2, 2007, and incorporated herein by reference).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 16, 2018, and incorporated herein by reference).

4.1	Description of Capital Stock (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 27, 2020 and incorporated herein by reference).

4.2	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended, and incorporated herein by reference).

4.3	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8-K dated June 24, 2003, and incorporated herein by reference).

4.4

Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.1+	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended, and incorporated herein by reference).

10.2

Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated May 16, 2001 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.3 ˄

Amendment to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated October 18, 2002 (filed as an exhibit to Rigel’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.4

Amendment No. Two to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.5

Amendment No. Three to Build-to-Suit Lease between Rigel and Slough BTC, LLC, dated January 31, 2005 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.6

Amendment No. Four to Build-to-Suit Lease between Rigel and HCP BTC, LLC, dated February 1, 2009 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.7 ˄

Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.8+˄

Offer Letter from Rigel Pharmaceuticals, Inc. to Wolfgang Dummer, dated October 3, 2020 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 and incorporated herein by reference).

10.9+	Form of Indemnity Agreement (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as amended, and incorporated herein by reference).

10.10+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S-8 filed on June 21, 2013 and incorporated herein by reference).

10.11+

2000 Non-Employee Directors’ Stock Option Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 21, 2017 and incorporated herein by reference).

10.12+	Amended and Restated Change of Control Severance Plan (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.13+

2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 3, 2021 and incorporated herein by reference).

10.14 ˄

License and Collaboration Agreement between Rigel and AstraZeneca AB, dated February 15, 2010 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.15+	2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 21, 2017 and incorporated herein by reference).

10.16+

Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference).

10.17+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Rigel Inducement Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K filed on October 11, 2016, and incorporated herein by reference).

10.18

Amendment No. Five to Build-to-Suit Lease between Rigel Pharmaceuticals, Inc. and HCP BTC, LLC, dated July 24, 2017 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 6, 2018, and incorporated herein by reference).

10.19+	Executive Severance Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 1, 2018 and incorporated herein by reference).
10.20+	Executive Severance Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 5, 2020 and incorporated herein by reference).

10.21+	2018 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 3, 2021 and incorporated herein by reference).
10.22+ ˄

Offer Letter from Rigel Pharmaceuticals, Inc. to Dean Schorno, dated May 22, 2018 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 and incorporated herein by reference).

10.23 ˄

Collaboration and License Agreements with Kissei Pharmaceutical Co., Ltd. (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019 and incorporated herein by reference).

10.24 ˄

Supply Agreements with Kissei Pharmaceutical Co., Ltd. (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019 and incorporated herein by reference).

10.25 ˄

Credit and Security Agreement, dated as of September 27, 2019, among Rigel Pharmaceuticals, Inc. MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 5, 2019 and incorporated herein by reference).

10.26 ˄

Exclusive Commercialization License Agreement with Grifols Worldwide Operations Limited (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 7, 2019 and incorporated herein by reference).

10.27+	2020 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K filed on November 22, 2019, and incorporated herein by reference).

10.28+	2021 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 3, 2021, and incorporated herein by reference).
10.29+˄

Offer Letter from Rigel Pharmaceuticals, Inc. to David Santos, dated July 13, 2020 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 5, 2020, and incorporated herein by reference).

10.30 ˄

License and Collaboration Agreement between Rigel and Eli Lilly and Company, dated February 28, 2021 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 5, 2021, and incorporated herein by reference).

10.31#+	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended.

10.32+#	Non-Employee Director Compensation Policy, as amended.

10.33+	2022 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K filed on January 28, 2022, and incorporated herein by reference).

10.34# ˄	First Amendment to the Credit and Security Agreement with MidCap Financial Trust dated April 2, 2021.

10.35# ˄	Second Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated February11, 2022.

23.1#	Consent of Independent Registered Public Accounting Firm.

24.1#	Power of Attorney (included on signature page).

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Indicates a management contract or compensatory plan or arrangement.
*

The certification attached as Exhibit 32.1 accompanies this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act.

˄	Certain marked information has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private and confidential.
#	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 1, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Raul R. Rodriguez	Chief Executive Officer and Director	March 1, 2022
Raul R. Rodriguez	(Principal Executive Officer)

/s/ Dean L. Schorno	Chief Financial Officer	March 1, 2022
Dean L. Schorno	(Principal Financial Officer)

/s/ Gary A. Lyons	Chairman of the Board	March 1, 2022
Gary A. Lyons

/s/ Kamil Ali-Jackson	Director	March 1, 2022
Kamil Ali-Jackson

/s/ Bradford S. Goodwin	Director	March 1, 2022
Bradford S. Goodwin

/s/ Alison L. Hannah	Director	March 1, 2022
Alison L. Hannah

/s/ Keith A. Katkin	Director	March 1, 2022
Keith A. Katkin

/s/ Brian L. Kotzin	Director	March 1, 2022
Brian L. Kotzin

/s/ Gregg Lapointe	Director	March 1, 2022
Gregg Lapointe

/s/ Walter H. Moos	Director	March 1, 2022
Walter H. Moos

/s/ Jane Wasman	Director	March 1, 2022
Jane Wasman