Form 10-Q
period 2022-03-31
RIGEL PHARMACEUTICALS INC
filed 2022-05-03
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of April 29, 2022, there were 172,052,224 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2022	2021(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,679	$18,890
Short-term investments	82,840	106,077
Accounts receivable, net	15,240	15,472
Inventories	6,764	6,616
Prepaid and other current assets	9,415	7,412
Total current assets	138,938	154,467
Property and equipment, net	2,140	2,184
Operating lease right-of-use asset	7,532	9,703
Other assets	464	974
	$149,074	$167,328
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,614	$3,795
Accrued compensation	6,628	10,690
Accrued research and development	9,492	10,384
Other accrued liabilities	16,505	12,691
Lease liabilities, current portion	8,296	9,892
Deferred revenue	2,097	2,596
Other long-term liabilities, current portion	11,593	13,506
Total current liabilities	59,225	63,554

Long-term portion of lease liabilities	—	759
Loans payable, net of discount	29,847	19,914
Other long-term liabilities	53,204	52,727

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	172	172
Additional paid-in capital	1,358,373	1,354,190
Accumulated other comprehensive loss	(416)	(102)
Accumulated deficit	(1,351,331)	(1,323,886)
Total stockholders’ equity	6,798	30,374
	$149,074	$167,328
(1)	The balance sheet as of December 31, 2021 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 1, 2022.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product sales, net	$16,197	$12,376
Contract revenues from collaborations	538	65,642
Government contract	—	3,000
Total revenues	16,735	81,018

Costs and expenses:
Cost of product sales	121	316
Research and development	15,474	16,826
Selling, general and administrative	27,401	22,121
Total costs and expenses	42,996	39,263

Income (loss) from operations	(26,261)	41,755
Interest income	21	1
Interest expense	(1,205)	(485)
Income (loss) before income taxes	(27,445)	41,271
Provision for income taxes	—	1,771
Net income (loss)	$(27,445)	$39,500

Net income (loss) per share
Basic	$(0.16)	$0.23
Diluted	$(0.16)	$0.22

Weighted average shares used in computing net income (loss) per share
Basic	171,774	169,800
Diluted	171,774	176,069

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(27,445)	$39,500
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	(314)	3
Comprehensive income (loss)	$(27,759)	$39,503

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	171,602,226	$172	$1,354,190	$(102)	$(1,323,886)	$30,374
Net loss	—	—	—	—	(27,445)	(27,445)
Net unrealized loss on short-term investments	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of options	420,521	—	940	—	—	940
Issuance of common stock upon vesting of restricted stock units	22,500	—	—	—	—	—
Stock-based compensation expense	—	—	3,243	—	—	3,243
Balance as of March 31, 2022	172,045,247	$172	$1,358,373	$(416)	$(1,351,331)	$6,798

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2021	169,316,782	$169	$1,339,833	$(4)	$(1,305,972)	$34,026
Net income	—	—	—	—	39,500	39,500
Net unrealized gain on short-term investments	—	—	—	3	—	3
Issuance of common stock upon exercise of options	813,854	1	2,096	—	—	2,097
Stock-based compensation expense	—	—	2,672	—	—	2,672
Balance as of March 31, 2021	170,130,636	$170	$1,344,601	$(1)	$(1,266,472)	$78,298

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$(27,445)	39,500
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	3,207	2,639
Depreciation and amortization	237	239
Non-cash interest expense	682	60
Net amortization and accretion of discount on short-term investments and term loan	28	85
Changes in assets and liabilities:
Accounts receivable, net	232	(126,222)
Inventories	(112)	(5,272)
Prepaid and other current assets	(2,003)	5,774
Other assets	510	6
Right-of-use assets	2,171	1,976
Accounts payable	850	1,394
Accrued compensation	(4,062)	(2,997)
Accrued research and development	(892)	479
Other accrued liabilities	3,814	61
Lease liability	(2,355)	(2,059)
Deferred revenue	(499)	6,482
Other current and long-term liabilities	—	57,900
Net cash used in operating activities	(25,637)	(19,955)
Investing activities
Purchases of short-term investments	(6,997)	(4,297)
Maturities of short-term investments	29,850	11,900
Capital expenditures	(224)	(71)
Net cash provided by investing activities	22,629	7,532
Financing activities
Cost share payment to a collaboration partner	(2,118)	—
Net proceeds from issuances of common stock upon exercise of options	940	2,097
Net proceeds from term loan financing	9,975	—
Net cash provided by financing activities	8,797	2,097
Net increase (decrease) in cash and cash equivalents	5,789	(10,326)
Cash and cash equivalents at beginning of period	18,890	30,373
Cash and cash equivalents at end of period	$24,679	$20,047
Supplemental disclosure of cash flow information
Interest paid	$393	$358

See Accompanying Notes to Condensed Financial Statements

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.	Organization and Summary of Significant Accounting Policies

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

Fostamatinib is currently being studied in a Phase 3 trial for the treatment of warm autoimmune hemolytic anemia (wAIHA); a Phase 3 clinical trial for the treatment of hospitalized high-risk patients with COVID-19; and a National Institute of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI) sponsored Phase 3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients.

Our other clinical programs include our interleukin receptor-associated kinase (IRAK) inhibitor program and a receptor-interacting serine/threonine-protein kinase (RIPK1) inhibitor program in clinical development with partner Eli Lilly and Company (Lilly). In addition, we have product candidates in clinical development with partners BerGenBio ASA (BerGenBio) and Daiichi Sankyo (Daiichi).

Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all the information and notes required by US GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all disclosures required by US GAAP for complete financial statements. Because certain disclosures required by US GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

Significant Accounting Policies

Our significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these accounting policies.

Liquidity

As of March 31, 2022, we had approximately $107.5 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing arrangement, contract payments under our collaboration agreements and from product sales. Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Form 10-Q.

Recently Issued Accounting Standards

No new accounting guidance adopted during the period. Recently issued accounting guidance is not applicable or did not have, or is not expected to have, a material impact to us.

2.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include stock options, restricted stock units and shares issuable under our Employee Stock Purchase Plan (Purchase Plan). The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2022	2021
EPS Numerator:
Net income (loss)	$(27,445)	$39,500
EPS Denominator—Basic and Diluted:
Weighted-average common shares outstanding	171,774	169,800
EPS Denominator—Diluted:
Weighted-average common shares outstanding	171,774	169,800
Dilutive effect of stock options, restricted stock units and shares under Purchase Plan	—	6,269
Weighted-average shares outstanding and common stock equivalents	171,774	176,069

Net income (loss) per share
Basic	$(0.16)	$0.23
Diluted	$(0.16)	$0.22

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Outstanding stock options	32,639	8,183
Restricted stock units	1,206	2
Purchase Plan	312	—
Total	34,157	8,185

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Product sales:
Gross product sales	$22,618	$16,109
Discounts and allowances	(6,421)	(3,733)
Total product sales, net	16,197	12,376
Revenues from collaborations:
License revenues	208	64,618
Research and development services and others	330	1,024
Total revenues from collaborations	538	65,642
Government contract	—	3,000
Total revenues	$16,735	$81,018

Our net product sales include sales of TAVALISSE in the US, net of chargebacks, discounts and fees, government and other rebates and returns. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within other accrued liabilities, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2022	$3,404	$2,494	$2,017	$7,915
Provision related to current period sales	4,345	1,397	378	6,120
Credit or payments made during the period	(3,322)	(1,227)	(31)	(4,580)
Balance as of March 31, 2022	$4,427	$2,664	$2,364	$9,455

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2021	$2,461	$2,115	$1,489	$6,065
Provision related to current period sales	1,952	1,146	201	3,299
Credit or payments made during the period	(2,727)	(988)	(243)	(3,958)
Balance as of March 31, 2021	$1,686	$2,273	$1,447	$5,406

Of the $6.4 million discounts and allowances from gross product sales for the three months ended March 31, 2022, $6.1 million was accounted for as additions to other accrued liabilities and $0.3 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fess that were prepaid) in the condensed balance sheet.

Of the $3.7 million discounts and allowances from gross product sales for the three months ended March 31, 2021, $3.3 million was accounted for as additions to other accrued liabilities and $0.4 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fess that were prepaid) in the condensed balance sheet.

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

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended March 31,
	2022	2021
McKesson Specialty Care Distribution Corporation	38%	*
ASD Healthcare and Oncology Supply	31%	*
Cardinal Healthcare	28%	*
Lilly	*	78%

4.	Sponsored Research and License Agreements and Government Contract

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of March 31, 2022, we are a party to collaboration agreements with Lilly to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications, including chronic ITP and autoimmune hemolytic anemia (AIHA), in Europe and Turkey; with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Japan, China, Taiwan and the Republic of Korea; and with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Canada and Israel, respectively.

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio for the development and commercialization of AXL inhibitors in oncology, and with Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. We have an agreement with AstraZeneca AB (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor. In December 2021, AZ provided a notice to terminate the agreement effective April 19, 2022 and returned to us the full rights to our propriety JAK inhibitor.

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

Global Exclusive License Agreement with Lilly

On February 18, 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly (Lilly Agreement), which became effective on March 27, 2021, to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-CNS diseases. In addition, the collaboration is aimed at developing additional RIPK1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the license agreement, we granted to Lilly exclusive rights to develop and commercialize R552 and related RIPK1 inhibitors in all indications worldwide. The agreement became effective in March 2021 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

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

Under the Lilly Agreement, we are required to share 20% of the development costs for R552 in the US, Europe and Japan up to a specified cap. Given our rights to opt-out from the development of R552, we believe at the minimum, we have a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense is being accreted on such liability over the expected commitment period. Interest expense accreted during the three months ended March 31, 2022 and 2021 was $0.7 million and $0.1 million, respectively. As of March 31, 2022 and December 31, 2021, the outstanding financing liability to Lilly was $59.2 million and $60.7 million, respectively, and included within other long-term liabilities, current portion, and other long-term liabilities in the condensed balance sheet. Through March 31, 2022, Lilly billed us $4.9 million for our share of development costs under this agreement, of which, $2.1 million was paid as of March 31, 2022.

We allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. We concluded that the license rights over the non-CNS penetrant IP represents functional IP that is not expected to change over time, and we have no ongoing or undelivered obligations relative to such IP that Lilly will benefit from the use of such IP on the delivery date. As such, the transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue during the three months ended March 31, 2021 upon delivery of the non-CNS penetrant IP to Lilly in March 2021. For the delivery of license rights over the CNS penetrant IP, we are obligated to perform additional research and development efforts before Lilly can accept the license. The allocated transaction price to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly using the input method. During the three months ended March 31, 2022 and 2021, we recognized $0.2 million of revenue for both periods for activities related to the delivery of CNS penetrant IP. As of March 31, 2022, there was $0.3 million of deferred revenue related to delivery of the CNS penetrant IP.

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

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our ongoing long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 study in AIHA. In October 2020, we entered into a commercial supply agreement for the licensed territories. We concluded each of these performance obligations is distinct. We based our assessment on the following: (i) our assessment that Grifols can benefit from the license on its own by developing and commercializing the underlying product using its own resources, and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Upon execution of our agreement with Grifols, we determined that the upfront fee of $5.0 million, which is the non-refundable portion of the $30.0 million upfront fee, represented the transaction price. In the first quarter of 2020, we revised the transaction price to include the $25.0 million of the upfront payment that is no longer refundable under our agreement and the $20.0 million payment received that is no longer constrained. We allocated the updated transaction price to the distinct performance obligations in our collaboration agreement based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the research and regulatory services, we estimated the standalone selling price using the cost plus expected margin approach. As a result of the adjusted transaction price, adjustments are recorded on a cumulative catch-

up basis, and recorded as part of contract revenues from collaborations in the first quarter of 2020.

As of March 31, 2022 and December 31, 2021, the remaining deferred revenue was $0.4 million and $0.7 million, respectively, related to the performance of research services. During the three months ended March 31, 2022 and 2021, we recognized $0.3 million and none, respectively, in revenue related to the research and development services. During the three months ended March 31, 2022 and 2021, we recognized none and $1.0 million, respectively, in revenues for the delivery of drug supplies to Grifols for its commercialization.

The remaining future variable consideration of $277.5 million related to future regulatory and commercial milestones were fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. We are recognizing revenues related to the research and regulatory services throughout the term of the respective clinical programs using the input method. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended March 31, 2022 and 2021, we recognized an immaterial amount of revenue and no revenue, respectively, related to the supply of fostamatinib and material right upon delivery of fostamatinib to Kissei. As of March 31, 2022 and December 31, 2021, the remaining deferred revenue was $1.4 million.

Medison Commercial and License Agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada, pursuant to which we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such, this arrangement was accounted for as a financing arrangement. As of March 31, 2022 and December 31, 2021, the outstanding financing liability to Medison of $5.6 million was included within other long-term liabilities in the condensed balance sheet.

Other license agreements

In February 2021, we entered into a non-exclusive license agreement with an unrelated third party whereby we granted such unrelated third party rights to a certain patent. In consideration for the license rights granted, we received a one-time fee of $4.0 million. All the deliverables under the agreement had been delivered and the one-time fee was recognized as revenue during the three months ended March 31, 2021.

Government Contract - US Department of Defense’s JPEO-CBRND

In January 2021, we were awarded up to $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. The amount of award we will receive from the US Department of Defense is subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. We determined that this government award should be accounted for under IAS 2, Accounting for Government Grants and Disclosure of Government Assistance, which is outside of the scope of Topic 606, as the US Department of Defense is not receiving reciprocal value for their contributions. We record government contract revenue in the statement of operations in the period when it is probable that we will receive the award, which is when we comply with the conditions associated with the award and obtain approval from the US Department of Defense that such conditions have been met. For the three months ended March 31, 2022 and 2021, we recognized no revenue and $3.0 million of revenue, respectively, related to this grant. Through March 31, 2022, we recognized $10.5 million revenue and we expect to receive the remaining award of $6.0 million throughout the period we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

5.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative	$2,739	$2,053
Research and development	468	586
Total stock-based compensation expense	$3,207	$2,639

In March 2022, our Board of Directors approved to extend the exercise period of the stock option grants made to two members of our Board of Directors whose terms will expire in the next stockholders’ meeting in May 2022. As a result of this modification, we recorded an incremental stock-based compensation expense of approximately $0.8 million during the three months ended March 31, 2022. The amount was included within selling, general and administrative expense in the condensed statement of operations.

During the three months ended March 31, 2022, we granted stock options to purchase 4,470,747 shares of common stock with weighted-average grant-date fair value of $1.58 per share, and 420,521 stock options were exercised. As of March 31, 2022, there were 32,639,145 stock options outstanding, of which, 2,410,000 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were not considered probable as of March 31, 2022. Accordingly, none of the $4.7 million grant date fair value for these awards has been recognized as stock-based compensation expense through March 31, 2022.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our Equity Incentive Plans (2018 Equity Incentive Plan and Inducement Plan) for the periods presented:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.7%	1.0%
Expected term (in years)	6.4	6.5
Dividend yield	0.0%	0.0%
Expected volatility	70.0%	70.6%

During the three months ended March 31, 2022, we granted 1,012,612 restricted stock units (RSUs) with a grant-date weighted-average fair value of $2.42 per share, and 22,500 RSUs were released. The RSUs granted generally vest over 4 years. As of March 31, 2022, there were 1,206,182 RSUs outstanding.

As of March 31, 2022, there was approximately $19.4 million of unrecognized stock-based compensation which is expected to be recognized over a remaining weighted-average period of 3.04 years related to time-based stock options, RSUs and performance-based stock options where achievement of the corresponding corporate-based milestones was considered probable as of March 31, 2022.

In September 2021 and January 2022, our Board of Directors approved increases of 469,000 shares and 610,000 shares, respectively, in common stock reserved for issuance under the Inducement Plan which became effective following the filing of a Registration Statement to register the additional shares available for issuance on March 1, 2022. As of March 31, 2022, there were 7,130,256 shares of common stock available for future grant under our Equity Incentive Plans.

In April 2022, our Board of Directors approved the increase of 626,000 shares of common stock reserved for issuance under the Inducement Plan.

Employee Stock Purchase Plan

Our Purchase Plan permits our eligible employees to purchase common stock at a discount through payroll deductions during the offering period. Our Purchase Plan provides for a twenty-four-month offering period comprised of four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period.

Our existing twenty-four-month offering period under our Purchase Plan is from July 1, 2020 to June 30, 2022. As of March 31, 2022, the unrecognized stock-based compensation cost related to our Purchase Plan was $0.05 million, which is expected to be recognized over the remaining weighted average period of 0.24 years.

As of March 31, 2022, there were 4,584,484 shares reserved for future issuance under the Purchase Plan.

6.	Inventories

Inventories for the periods presented consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$4,555	$5,142
Work in process	1,040	162
Finished goods	1,169	1,312
Total	$6,764	$6,616

As of March 31, 2022, we have $0.7 million in advance payments to the manufacturer of our raw materials, which was included within prepaid and other current assets in the condensed balance sheet.

7.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments for the periods presented consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Cash	$4,070	$6,249
Money market funds	12,363	6,842
US treasury bills	35,170	35,366
Government-sponsored enterprise securities	15,559	14,678
Corporate bonds and commercial paper	40,357	61,832
	$107,519	$124,967
Reported as:
Cash and cash equivalents	$24,679	$18,890
Short-term investments	82,840	106,077
	$107,519	$124,967

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2022	Cost	Gains	Losses	Fair Value
US treasury bills	$35,353	$—	$(183)	$35,170
Government-sponsored enterprise securities	15,677	—	(118)	15,559
Corporate bonds and commercial paper	40,472	—	(115)	40,357
Total	$91,502	$—	$(416)	$91,086

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
US treasury bills	$35,416	$—	$(50)	$35,366
Government-sponsored enterprise securities	14,705	—	(27)	14,678
Corporate bonds and commercial paper	61,857	2	(27)	61,832
Total	$111,978	$2	$(104)	$111,876

As of March 31, 2022 and December 31, 2021, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 166 days and 196 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of March 31, 2022, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of March 31, 2022, a total of 44 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including our assessment of the duration and severity of unrealized losses, there were no other-than-temporary impairments for these securities as of March 31, 2022.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

March 31, 2022	Fair Value	Unrealized Losses
US treasury bills	$35,170	$(183)
Government-sponsored enterprise securities	15,559	(118)
Corporate bonds and commercial paper	39,607	(115)
Total	$90,336	$(416)

8.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$12,363	$—	$—	$12,363
US treasury bills	—	35,170	—	35,170
Government-sponsored enterprise securities	—	15,559	—	15,559
Corporate bonds and commercial paper	—	40,357	—	40,357
Total	$12,363	$91,086	$—	$103,449

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$6,842	$—	$—	$6,842
US treasury bills	—	35,366	—	35,366
Government-sponsored enterprise securities	—	14,678	—	14,678
Corporate bonds and commercial paper	—	61,832	—	61,832
Total	$6,842	$111,876	$—	$118,718

9.Debt

We have a Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment) and February 11, 2022 (Second Amendment). The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1). In May 2020, an additional $10.0 million was funded (Tranche 2).

In March 2021, we entered into the First Amendment to the Credit Agreement to extend the period through which Tranche 3 will be available to us through March 31, 2022 at our option, subject to the satisfaction of certain conditions set forth in the Credit Agreement. In February 2022, we entered into the Second Amendment to our Credit Agreement which, among other things, amended the applicable funding conditions, applicable commitments and certain other terms relating to available credit facilities (Tranches 3 and 4), added additional term loan credit facility (Tranche 5), and revised certain terms related to the financial covenants. Following the Second Amendment, the Credit Agreement gives us the ability to access the following available credit facilities: (i) on the closing date of the Second Amendment, $10.0 million term loan facility (Tranche 3), (ii) at our option, an additional $10.0 million aggregate principal amount of term loan facility available on the Second Amendment effective date through March 31, 2023 (Tranche 4), which is subject to satisfaction of certain conditions if Tranche 4 is drawn on or after August 31, 2022, and (iii) at our option and upon the satisfaction of certain conditions contained in the Credit Agreement, as amended, an additional $20.0 million aggregate principal amount of term loan available through March 31, 2023 (Tranche 5). At the Second Amendment effective date, $10.0 million was funded (Tranche 3).

As of March 31, 2022, the outstanding principal balance of the loan was $30.0 million. To date, the facility gives us the ability to access an additional $30.0 million at our option, subject to the achievement of certain customary conditions as discussed above.

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

As of March 31, 2022 and December 31, 2021, the outstanding balance of the loan, net of unamortized debt discount, was $29.8 million and $19.9 million, respectively. As of March 31, 2022, we deemed that it is probable that we will satisfy the second interest-only criteria. Accordingly, we classified our outstanding loan as a long-term liability in the accompanying condensed balance sheet. Debt issuance costs are recorded as a direct deduction from the term loan on the condensed balance sheet with the resultant discount being amortized ratably as interest expense over the term of the loan, using the effective interest method. As of March 31, 2022 and December 31, 2021, the unamortized issuance costs and debt discounts amounted to $0.2 million and $0.1 million, respectively.

For the three months ended March 31, 2022 and 2021, interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement was $0.5 million and $0.4 million, respectively. Accrued interest of $0.6 million was included within other accrued liabilities in the condensed balance sheet as of March 31, 2022.

The following table presents the future minimum principal payments of the outstanding loan as of March 31, 2022 under the current interest-only period as discussed above (in thousands):

Remainder of 2022	$3,750
2023	15,000
2024	11,250
Principal amount (Tranches 1, 2 and 3)	$30,000

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum trailing net revenues and cash, cash equivalents and short-term investments balance. As of March 31, 2022, we were not in violation of any covenants.

10.Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord, Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), which originally set to expire in 2018, and was extended in July 2017 for another five years through January 2023. In March 2022, we entered an amendment to the lease agreement to waive our option or right to further extend the term of the lease.

We have a sublease agreement originally entered in December 2014, and subsequently amended in February 2017 and July 2017, with an unrelated third party to occupy a portion of our research and office space which expire in January 2023. As of March 31, 2022, we expect to receive approximately $3.9 million in future sublease income (excluding our subtenant’s share of facilities operating expenses) through January 2023.

As of March 31, 2022 and December 31, 2021, we had operating lease right-of-use asset of $7.5 million and $9.7 million, respectively, and lease liability of $8.3 million and $10.7 million, respectively, in the respective condensed balance sheets. The weighted average remaining term of our lease as of March 31, 2022 was 0.83 year.

As of March 31, 2022, we received from our landlord leasehold improvement incentives amounting to $0.6 million related to leasehold improvements. We record these leasehold improvement incentives as a reduction to operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred.

We recorded rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed operating lease expense	$1,340	$1,340
Variable operating lease expense	266	229
Total operating lease expense	$1,606	$1,569

Supplemental information related to our operating lease were as follow (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash payments included in the measurement of operating lease liabilities	$2,596	$2,496

Supplemental information related to our operating sublease was as follow (in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed sublease expense	$1,095	$1,095
Variable sublease expense	244	241
Sublease income	(1,339)	(1,336)
Net	$—	$—

The following table presents the future lease payments of our operating lease liabilities as of March 31, 2022 (in thousands):

	Operating Lease	Sublease Receipts	Net
Remainder of 2022	$7,889	(3,548)	4,341
2023	877	(394)	483
Total minimum payments required	$8,766	$(3,942)	$4,824

11. Income Taxes

For the three months ended March 31, 2022, we did not recognize provision for income taxes due to our pre-tax book loss as we continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. For the three months ended March 31, 2021, we recorded a provision for income tax of $1.8 million. The provision for income tax for the three months ended March 31, 2021 was estimated using our effective tax rate on our year-to-date income (loss). We estimated a state tax liability over our pre-tax income (loss) for 2021, which is primarily due to revenue recognized for the Lilly Agreement. We did not estimate a provision for federal income taxes due to the sufficient net operating loss carryforwards that were generated prior to enactment of the Tax Cuts and Jobs Act, as well as our ability to utilize significant research and development credit carryforwards.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. Our financial results for the three months ended March 31, 2022 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our expectations regarding the impact of the global COVID-19 pandemic; our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of TAVALISSE in the US and in Europe; risks that the FDA, EMA or other regulatory authorities may make adverse decisions regarding fostamatinib; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Fostamatinib is currently being studied in a Phase 3 trial for the treatment of wAIHA; a Phase 3 clinical trial for the treatment of hospitalized high-risk patients with COVID-19; and a NIH/NHLBI sponsored Phase 3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients.

Our other clinical programs include our IRAK inhibitor program and a RIPK1 inhibitor program in clinical development with partner Lilly. In addition, we have product candidates in clinical development with partners BerGenBio and Daiichi.

Business Update

TAVALISSE IN ITP

For the three months ended March 31, 2022, net product sales of TAVALISSE were $16.2 million, a 31% increase compared to the same period in 2021. The increase in our net product sales was primarily driven by the increase in quantities sold as well as the increase in price per bottle of TAVALISSE. These increases were partially offset by the increase in revenue reserves mainly due to higher rebates on recent contracts entered with certain Pharmacy Benefits Managers (PBMs), and higher government program rebates. Our first quarter net sales are typically impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

We continue to deploy resources to enable our field-based employees to continue to engage with health care providers, either in-person or virtually. These engagements have enabled our field team to support existing prescribers, as well as develop relationships with new prescribers to identify appropriate patients for TAVALISSE. We also conducted market research with chronic ITP prescribers in 2020 to understand the impact of COVID-19 on chronic ITP management. More than half of respondents reported that COVID-19 had an impact on their management of chronic ITP, and about a third of respondents anticipate a surge of patients post-COVID-19. This is because clinicians have found it challenging to both start a therapy, and switch to new therapies. Starting in 2021, we began to see an increase in in-person engagements with health care providers, while also maintaining our level of virtual engagements. In the third quarter of 2021, we expanded our sales force by increasing our territories. In the fourth quarter of 2021, we saw an increasing trend of in-person engagements until the Omicron variant surge in December 2021 which again limited our access. As we see the declining trend in number of COVID-19 cases, we expect to continue to increase the in-person engagements with health care providers.

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

Fostamatinib in wAIHA

We are on track to report topline data from our FORWARD study, Phase 3 pivotal trial of fostamatinib, an oral SYK inhibitor, in patients with wAIHA, which we initiated in March 2019. In November 2021, we completed the enrollment of our FORWARD study. In April 2022, we completed the treatment period for the last patient under the study, and we expect to report topline data in mid-2022 and proceed with regulatory filings if the data is positive. If approved, fostamatinib has the potential to be the first-to-market therapy for patients with wAIHA in 2023.

Fostamatinib in Hospitalized COVID-19 patients

In April 2021, we reported positive topline results from a multi-center, Phase 2 clinical trial sponsored by the NIH/NHLBI, evaluating the safety of fostamatinib, our oral SYK inhibitor, for the treatment of hospitalized patients with COVID-19. The trial met its primary endpoint of comparable safety than standard of care (SOC) and showed broad and consistent improvement in numerous efficacy endpoints, including mortality, ordinal scale assessment, and number of days in the ICU. In May 2021, the trial data were submitted as part of a request for an EUA from the FDA for the fostamatinib as a treatment for hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 were insufficient to support an EUA. In September 2021, the data from the NIH/NHLBI-sponsored Phase 2 trial was published in Clinical Infectious Diseases, an official publication of the Infectious Disease Society of America.

In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. As of May 2, 2022, we enrolled approximately 268 of the targeted 308 patients. Due to the recent decline in COVID-19 hospitalizations, we are reviewing strategies to complete enrollment and report topline results before the end of fiscal year 2022, including potentially completing the trial with fewer than the initial targeted enrollment of 308 patients. We continue to focus on enrolling patients in our Phase 3 clinical trial and anticipate providing further safety and efficacy data from this larger trial of fostamatinib in COVID-19 patients. If this trial meets its endpoints, we plan to resubmit an application for EUA with this additional data.

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

Global Strategic Partnership with Lilly

In February 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly (the Lilly Agreement), to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases. In addition, the collaboration is aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases. Pursuant to the terms of the license agreement, we granted to Lilly the exclusive rights to develop and commercialize R552 and related RIPK1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees. The agreement became effective in March 2021 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

Lilly continues to advance R552, a potent and selective RIPK1 inhibitor, with the initial Phase 2 study in an immunologic disease indication anticipated to begin in the first quarter of 2023. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in Tumor Necrosis Factor (TNF) signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and Amyotrophic Lateral Sclerosis (ALS). We are completing early discovery work on a potential candidate that Lilly may advance into clinical development.

Update on Current and Potential Future Impact of COVID-19 on our Business

We are continuing to monitor the impact of the evolving effects of the COVID-19 pandemic and have undertaken, and plan to continue to undertake, safety measures to keep our staff, patients, investigators and stockholders safe and to help the communities where we live and work to reduce the number of people exposed to the virus. Through our existing Crisis Management Team (CMT), we implemented and continue to monitor our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. Our CMT meets regularly to assess the effectiveness of our business continuity plans and make adjustments accordingly as COVID-19 continues to evolve. We have a COVID-19 Headquarters Policy (Plan) in place to provide guidelines when working onsite. We continue to evaluate the workplace for compliance with the local, state and federal guidance and may modify or update at any time to ensure the safety of our employees, contractors and visitors. Recently, we updated our Plan as we move towards a hybrid schedule, reinstituting more in-person interactions back into our business beginning April 2022. We endeavor to provide the safest and most effective work environment under the circumstances, but we cannot guarantee that employees who come to the office will not be exposed to COVID-19 while at the office. It will be the responsibility of all employees to participate and cooperate in safety and cleaning protocols. We expect all employees, contractors, and visitors to our facility to comply with the Plan.

The ultimate impact of the COVID-19 pandemic on our business and financial condition is highly uncertain and subject to change, and as such, we cannot ascertain the full extent of the impacts on our sales of our products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners and our clinical and regulatory activities. Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our ability to grow our product sales and may continue to negatively affect our product sales in the future. Resources have been deployed to enable our field team to have virtual engagements to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. Other commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives that were in live forums have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. During 2021, we began to see an increase in in-person engagements with health care providers, particularly as we completed our sales force expansion in the third quarter of 2021, which increased the territories we cover. That growth of in-person interactions continued until December 2021 when the Omicron variant surge, which again limited our access. We have plans in place to continue implementing both virtual and live initiatives to ensure we are able to meet the needs of health care providers as the pandemic continues to evolve.

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

Commercial activities, including sales and marketing

A significant portion of our business operations is related to our commercial activities for TAVALISSE. Specifically, our marketing and sales efforts are focused on hematologists and hematologist-oncologists in the US who manage chronic adult ITP patients. In addition, our collaborative partner Grifols has launched TAVLESSE in the UK, Germany, France, Italy, Spain, the Czech Republic and Norway and continues a phased rollout across the rest of Europe which is expected to include Denmark, Finland and Sweden.

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

In September 2019, Kissei initiated a Phase 3 trial in Japan of fostamatinib in adult patients with chronic ITP. The efficacy and safety of orally administered fostamatinib will be assessed by comparing it with placebo in a randomized, double-blind study. Japan has the third highest prevalence of chronic ITP in the world behind the US and Europe. In February 2020, Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP. In December 2021, Kissei reported positive topline results for a Phase 3 clinical trial of fostamatinib in adult Japanese patients with chronic ITP, meeting its primary endpoint. The Phase 3 clinical study showed that patients receiving fostamatinib achieved a stable platelet response significantly higher than patients receiving a placebo control. A stable platelet response was defined as achieving greater than or equal to 50,000 platelets per μL of blood on at least four of the last six scheduled visits between weeks 14 and 24 of treatment. Based on the positive Phase 3 results, in April 2022, Kissei has submitted an NDA to Japan’s Pharmaceuticals and Medical Devices Agency for fostamatinib in chronic ITP.

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

Clinical Stage Programs

Fostamatinib in wAIHA

Disease background. Autoimmune hemolytic anemia is a rare, serious blood disorder where the immune system produces antibodies that result in the destruction of the body’s own red blood cells. Symptoms can include fatigue, shortness of breath, rapid heartbeat, jaundice or enlarged spleen. While no medical treatments are currently approved for AIHA, physicians generally treat acute and chronic cases of the disorder with corticosteroids, other immuno-suppressants, or splenectomy. Research has shown that inhibiting SYK with fostamatinib may reduce the destruction of red blood cells. AIHA affects an estimated 45,000 Americans, and approximately 36,000 of those patients have wAIHA, where no approved treatment options currently exist.

Orally-available fostamatinib program. We completed our Phase 2 clinical trial, also known as the SOAR study, in patients with wAIHA. This trial was an open-label, multi-center, two-stage study that evaluated the efficacy and safety of fostamatinib in patients with wAIHA who had previously received treatment for the disorder but have relapsed. The primary efficacy endpoint of this study was to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline. In November 2019, we announced updated data that in a Phase 2 open-label study of fostamatinib in patients with wAIHA, data showed that 44% (11/25) of evaluable patients met the primary efficacy endpoint of a Hgb level >10 g/dL with an increase of ≥2 g/dL from baseline by week 24. Including one late responder at week 30, the overall response rate was 48% (12/25). Adverse events were manageable and consistent with those previously reported with fostamatinib. In February 2022, the American Journal of Hematology published the data from our Phase 2 clinical trial of fostamatinib in adults with wAIHA who have failed at least one prior treatment. The published data demonstrate that fostamatinib rapidly and durably increased hemoglobin (Hgb) levels, with clinically meaningful Hgb responses observed in nearly half of the patients, and a safety and tolerability profile consistent with the existing fostamatinib safety database of patients across multiple disease programs studied.

In March 2019, we initiated our wAIHA pivotal Phase 3 clinical study of fostamatinib, known as the FORWARD study. The clinical trial protocol calls for a placebo-controlled study of approximately 90 patients with primary or secondary wAIHA who have failed at least one prior treatment. The primary endpoint is a durable Hgb response, defined as Hgb >10 g/dL and >2 g/dL increase from baseline and durability measure, with the response not being attributed to rescue therapy. In November 2020, we reached an agreement with the FDA on the durable response measure for the primary efficacy endpoint of the study as well as the inclusion of additional secondary endpoints. In November 2021, we completed the enrollment of this study. In April 2022, we completed the treatment period for the last patient under the study, and we expect to report topline data in mid-2022 and proceed with regulatory filings if the data is positive. If approved, fostamatinib has the potential to be the first to market therapy for patients with wAIHA.

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

Rigel-led Phase 3 Trial. In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. In January 2021, we were awarded $16.5 million from the US Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) to support this Phase 3 clinical trial. This multi-center, double-blind, placebo-controlled, adaptive design study randomly assigns either fostamatinib plus SOC or matched placebo plus SOC (1:1) to 308 targeted evaluable patients. Treatment is administered orally twice daily for 14 days with follow up to day 60. In December 2021, we expanded the inclusion criteria to include patients with more severe disease (NIAID Ordinal Scale 6) to more accurately reflect the clinically predominant patient population hospitalized with COVID-19 and help speed enrollment. In collaboration with the FDA and Department of Defense, we also updated the primary endpoint for the study from progression to severe disease within 29 days, to the number of days on oxygen through day 29. This endpoint allows for closer comparison of the results with earlier results from the NIH/NHLBI Phase 2 trial with fostamatinib and various other NIH-sponsored trials, such as ACTIV-4, which uses a similar outcome measure as a primary endpoint. We continue to focus on enrolling patients in our Phase 3 clinical trial and anticipate providing further safety and efficacy data from this larger trial of fostamatinib in COVID-19 patients. If this trial meets its endpoints, we plan to resubmit an application for EUA with this additional data.

NIH/NHLBI-sponsored Phase 2 Trial. In September 2020, we announced a Phase 2 clinical trial sponsored by the NIH/NHLBI in order to evaluate the safety of fostamatinib for the treatment of hospitalized COVID-19 patients. This multi-center, double-blind, placebo-controlled study randomly assigned fostamatinib or matched placebo (1:1) to 59 evaluable patients. Treatment was administered orally twice daily for 14 days, and a follow-up period to day 60. The primary endpoint of this study was cumulative incidence of Serious Adverse Events (SAEs) through day 29. The trial also included multiple secondary endpoints designed to assess the early efficacy and clinically relevant endpoints of disease course. The study completed the enrollment in March 2021. In April 2021, we announced that the Phase 2 clinical trial met its primary endpoint of safety. Fostamatinib reduced the incidence of SAEs by half. By day 29, there were three SAEs in the fostamatinib plus SOC group of thirty patients compared to six SAEs in the placebo plus SOC group of twenty-nine patients (p=0.23). Of these, there was a reduction for the disease related SAE of hypoxia in the fostamatinib group compared to placebo (1 vs 3, respectively; p=0.29). The data from the NIH/NHLBI-Sponsored Phase 2 trial was published in Clinical Infectious Diseases, an official publication of the Infectious Disease Society of America in September 2021.

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

ACTIV-4 Host Tissue Phase 3 Trial. Following the completed NIH/NHLBI-sponsored Phase 2 study as discussed above, in June 2021, we announced that fostamatinib has been selected for an NIH ACTIV-4 (Accelerating COVID-19 Therapeutic Inventions and Vaccines) trial in hospitalized patients with COVID-19. The ACTIV-4 Host study, initiated and funded by NHLBI, is a randomized, placebo-controlled trial of therapies, including fostamatinib, targeting the host response to COVID-19 in hospitalized patients. The master protocol for this study is designed to be flexible in the number of study arms, the use of a single placebo group, and the stopping and adding of new therapies. Eligible participants will include patients hospitalized for COVID-19 with laboratory-confirmed SARS-CoV-2 infection on oxygen therapy. The primary outcome is oxygen-free days through day 28. Secondary outcomes include hospital mortality, use of mechanical ventilation, and severity of disease as measured by World Health Organization (WHO) scale scores.

Imperial College of London Phase 2 Trial. In July 2020, we announced a Phase 2 clinical trial sponsored by Imperial College of London to evaluate the efficacy of fostamatinib for the treatment of COVID-19 pneumonia. This is a two-stage, open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib plus SOC, ruxolitinib plus SOC, or standard of care alone. Treatment was administered twice daily for 14 days and patients receive a follow-up assessment at day 14 and day 28 after the first dose. The primary endpoint of this study is progression from mild to severe COVID-19 pneumonia within 14 days in hospitalized patients (WHO COVID-19 Severity Scale 3-4). In April 2022, Imperial College of London completed a pre-planned interim analysis of the primary endpoint, patients progressing from mild or moderate (modified WHO COVID-19 scale 3-4) to severe disease (modified WHO COVID-19 scale ≥5) within 14 days, in the Phase 2 MATIS trial. The independent data monitoring committee determined that the fostamatinib plus standard of care arm did not meet the prespecified criteria for continuation to the next stage of the study. No safety concerns were identified. The study remains blinded and Imperial College of London plans to share results with us and scientific community once the trial is complete.

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

AZ-D0449 – AZ

We had an agreement with AZ for exclusive, worldwide rights to develop and commercialize our proprietary JAK inhibitor. In preclinical studies, this molecule was shown to be a potent inhibitor of IL-13 and IL-4 signaling. Inhibiting the IL-13 and IL-14 pathways could reduce the severity of inflammation and improve lung function by mechanisms associated with several hallmarks of asthma such as bronchoconstriction, mucus overproduction and airway remodeling. In December 2021, AZ provided a notice of termination of the agreement effective April 19, 2022 and returned to us the full rights to our propriety JAK inhibitor.

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

Commercialization and Sponsored Research and License Agreements

For a discussion of our Sponsored Research and License Agreements and Government Contract, see “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended March 31, 2022 and 2021

Revenues

	Three Months Ended March 31,		Aggregate
	2022	2021	Change
		(in thousands)
Product sales, net	$16,197	$12,376	$3,821
Contract revenues from collaborations	538	65,642	(65,104)
Government contract	—	3,000	(3,000)
Total revenues	$16,735	$81,018	$(64,283)

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended March 31,
	2022	2021
McKesson Specialty Care Distribution Corporation	38%	*
ASD Healthcare and Oncology Supply	31%	*
Cardinal Healthcare	28%	*
Lilly	*	78%

Net product sales during the periods presented pertained to sales of TAVALISSE in the US, net of chargebacks, discounts and fees, government and other rebates and returns. For the three months ended March 31, 2022, net product sales of TAVALISSE increased by $3.8 million or 31% compared to the same period in 2021. The increase was primarily driven by the increase in quantities sold mainly due to the recent sales force expansion and increased in-person engagements, as well as the increase in price per bottle of TAVALISSE. These increases were partially offset by the increase in revenue reserves mainly due to higher rebates on contracts we recently entered with certain PBMs, and higher government program rebates. Our first quarter net sales are typically impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

Contract revenues from collaborations in the three months ended March 31, 2022 were comprised primarily of $0.2 million in revenue related to our license agreement with Lilly, and $0.3 million in revenue related to the research and development services with Grifols. Contract revenues from collaborations in the three months ended March 31, 2021 were comprised of $60.6 million revenue related to our license agreement with Lilly, $4.0 million revenue related to grant of non-exclusive license of a certain patent to an unrelated third-party company, and $1.0 million revenue for the delivery of drug supply under our collaboration agreement with Grifols.

Government contract revenue was related to the income we recognized from the $16.5 million government award granted to us, pursuant to the agreement we entered in January 2021 with the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. For the three months ended March 31, 2022 and 2021, we recognized no revenue and $3.0 million of revenue, respectively, related to this grant. As of March 31, 2022, we expect to receive the remaining award of $6.0 million and will recognize as income throughout the period we conduct our clinical trial, when there is reasonable assurance that the conditions of the grant will be met, and the grant will be received.

Our potential future revenues may include product sales from TAVALISSE; payments from our collaboration partners and from new collaboration partners with whom we enter into agreements in the future, if any; and from existing government grants and any future grants we may be entitled to, if any; the timing and amount of which is unknown at this time. We cannot currently fully forecast the extent of the impacts that the COVID-19 pandemic may have on our revenues. Our net product sales may be impacted by changes to the government program rebates and new private payer rebate contracts we entered or may enter in the future. As of March 31, 2022, we had deferred revenues of $2.1 million, which we will recognize as revenue upon satisfaction of our remaining performance obligations under our respective collaboration agreements.

Cost of Product Sales

	Three Months Ended March 31,		Aggregate
	2022	2021	Change
		(in thousands)
Cost of product sales	$121	$316	$(195)

The cost of product sales for the periods presented was related to our product, TAVALISSE. Prior to the FDA approval in May 2018, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the cost of product sales during the periods presented. We expect we will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical ingredient (API) that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the condensed balance sheet and cost of product sales will increase reflecting the full cost of manufacturing. The cost of product sales decreased in three months ended March 31, 2022 compared to the same period in 2021 primarily due to higher cost of product sales during the three months ended March 31, 2021 as a result of delivery of drug supply under our collaboration agreement with Grifols.

Research and Development Expense

	Three Months Ended March 31,		Aggregate
	2022	2021	Change
		(in thousands)
Research and development expense	$15,474	$16,826	$(1,352)
Stock-based compensation expense included in research and development expense	$468	$586	$(118)

The decrease in research and development expense in the three months ended March 31, 2022 compared to the same period in 2021 was mainly due to decrease in personnel-related costs of $1.1 million primarily as a result of the restructuring of our early-stage research department in November 2021, decrease in research and development costs on our ongoing Phase 3 clinical trial on hospitalized COVID-19 patients of $0.7 million, decrease in research and development costs in our AIHA study of $0.7 million, and decrease in other various research and development expenses of $0.4 million. These decreases were partially offset by the increase in our research and development of our IRAK 1/4 inhibitor program of $1.5 million.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs. We expect to continue to incur significant research and development expense as we continue our activities in our Phase 3 wAIHA, COVID-19 and other clinical studies. In November 2021, we completed enrollment of the wAIHA study. In April 2022, we completed the treatment period for the last patient under the study, and we expect to report topline data in mid-2022 and proceed with regulatory filings if the data is positive. If approved, fostamatinib has the potential to be the first-to-market therapy for patients with wAIHA in 2023. We also continue to enroll patients in our Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. In January 2021, the US Department of Defense awarded us a total of $16.5 million grant that will partially fund our Phase 3 clinical trial for hospitalized COVID-19 patients. Currently, we cannot fully forecast the scope the evolving effects of COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on, and timing of, clinical study results. We expect cost savings on our research and development costs because of reduction in workforce, primarily in the research organization. In November 2021, we announced our plans to exit early-stage research and focus resources on our mid to late-stage development programs and our commercialization efforts. The strategy will strengthen our ability to execute on near-term value drivers, such as growing ITP sales, expanding the addressable market for fostamatinib with wAIHA and COVID-19, and advancing our wholly-owned IRAK1/4 program in hematology and immunology.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended March 31,		From January 1, 2007*
	2022	2021	to March 31, 2022
Categories:
Research	$1,034	$2,482	$265,266
Development	12,715	12,255	510,034
Other	1,725	2,089	264,161
	$15,474	$16,826	$1,039,461

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses for the three months ended March 31, 2022 and 2021 consisted of allocated facilities costs of $1.3 million and $1.5 million, respectively, and allocated stock-based compensation expense of $0.5 million and $0.6 million, respectively. For the three months ended March 31, 2022 and 2021, a major portion of our total research and development expense was associated with our COVID-19, AIHA and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Aggregate
	2022	2021	Change
		(in thousands)
Selling, general and administrative expense	$27,401	$22,121	$5,280
Stock-based compensation expense included in selling, general and administrative expense	$2,739	$2,053	$686

Stock-based compensation expense for the three months ended March 31, 2022 include an incremental charge of approximately $0.8 million as a result of stock option modification in March 2022 related to the extension of exercise period of the stock option grants made to two members of our Board of Directors whose terms will expire in the next stockholders’ meeting in May 2022.

The increase in selling, general and administrative expense in the three months ended March 31, 2022 compared to the same period in 2021 was mainly due to the increase in personnel-related costs and recruitment fees of $2.4 million, increase in costs of commercial activities of $2.2 million, increase in trainings, conferences and travel related costs of $1.1 million, increase in stock-based compensation expense of $0.7 million primarily due to an incremental charge as discussed above, and increase in other various sales, general and administrative costs of $0.3 million. These increases were partially offset by the decrease in our consulting and third-party services of $1.4 million. The overall increase in our selling, general and administrative expense was primarily driven by the expansion of our commercial operations.

We expect our selling, general and administrative expense for the remainder of 2022 to increase as we continue to expand our commercial activities, including the effect of the recent sales force expansion. In response to the limitations on in-person office visits during the ongoing COVID-19 pandemic, we continue to deploy resources to enable our field-based employees to continue to engage virtually with healthcare providers. These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for our product. However, we are not currently able to fully forecast the scope of impacts that the COVID-19 pandemic may have on our commercial activities and sales of our product.

Interest Income and Interest Expense

	Three Months Ended March 31,		Aggregate
	2022	2021	Change
		(in thousands)
Interest income	$21	$1	$20
Interest expense	$(1,205)	$(485)	$(720)

Interest income is primarily related to our interest-bearing cash and investment balances.

Interest expense for the three months ended March 31, 2022 and 2021 was comprised of interest on outstanding balance on our term loan from Midcap, and interest on the financing liability from our collaboration partner. The increase in interest expense in the three months ended March 31, 2022 compared with the same period in 2021 was mainly due to the interest expense associated with the financing liability from our collaboration partner amounting to $0.7 million. Incrementally, interest expense on our term loan from Midcap slightly increased due to the increase in the outstanding term loan credit balance. In February 2022, we accessed additional $10.0 million term loan (Tranche 3) from our credit facility with Midcap. See “Note 9 – Debt” to our “Notes to Condensed Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Provision for Income Taxes

	Three Months Ended March 31,		Aggregate
	2022	2021	Change
		(in thousands)
Provision for income taxes	$—	$1,771	$(1,771)

For the three months ended March 31, 2022, we did not recognize provision for income taxes due to our pre-tax book loss as we continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. The provision for income tax for the three months ended March 31, 2021 was estimated using our effective tax rate on our year-to-date income (loss). We estimated a state tax liability over our pre-tax income (loss) for 2021, which is primarily due to revenue recognized for the Lilly Agreement. We did not estimate a provision for federal income taxes due to the sufficient net operating loss carryforwards that were generated prior to the enactment of Tax Cuts and Jobs Act, as well as our ability to utilize significant research and development credit carryforwards.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting estimates are described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K. There had been no material changes to these accounting policies.

Our significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these accounting policies.

Recent Accounting Pronouncements

No new accounting guidance adopted during the period. Recently issued accounting guidance is not applicable or did not have, or is not expected to have, a material impact to us.

Liquidity and Capital Resources

Liquidity

As of March 31, 2022, we had approximately $107.5 million in cash, cash equivalents and short-term investments, as compared to approximately $125.0 million as of December 31, 2021. As of March 31, 2022 and December 31, 2021, we maintained investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(25,637)	$(19,955)
Investing activities	22,629	7,532
Financing activities	8,797	2,097
Net increase (decrease) in cash and cash equivalents	$5,789	$(10,326)

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was primarily related to payments for our research and development programs and other operating expenses, partially offset by the proceeds from sales of TAVALISSE, cash received from collaboration partners, and cash received from the award granted by the US Department of Defense. Increase in cash used in operating activities for the three months ended March 31, 2022 compared to the same period in 2021 was mainly due to higher cash outflows from changes in assets and liabilities primarily due to the timing of payments of our liabilities, lower cash received from our collaboration partners and from US Department of Defense, partly offset by higher cash inflows from sales of TAVALISSE due to increased product sales.

Net cash provided by investing activities for the three months ended March 31, 2022 was comprised of net maturities of short-term investments of $22.9 million, partially offset by capital expenditures of $0.2 million, compared to the three months ended March 31, 2021 which was comprised of net maturities of short-term investments of $7.6 million, partially offset by capital expenditures of $0.1 million.

Net cash provided by financing activities for the three months ended March 31, 2022 was primarily due to the net cash proceeds from term loan financing (Tranche 3) of $10.0 million and proceeds from exercise of stock options of $0.9 million, partially offset by our payment of cost share to Lilly of $2.1 million. Net cash provided by financing activities for the three months ended March 31, 2021 was related to the proceeds from exercise of stock options of $2.1 million.

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

In addition to the upfront cash payment we received from Lilly under the Lilly Agreement, we may also be eligible for potential development, regulatory, and commercial milestone payments totaling up to an additional $835.0 million, as well as tiered royalties on net sales of non-CNS and CNS disease products up to low-double digits that will vary depending upon our clinical development investment. Further, under our other sponsored research and license agreements with Grifols, Kissei, Medison, BerGenBio and Daiichi, we may be entitled to receive future payments contingent upon specified events achieved by such partners. Total future contingent payments to us under such agreements (excluding Lilly) could exceed $500.0 million if all potential product candidates achieved all of the payment triggering events under such agreements (based on a single product candidate under each agreement). See further discussions in “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In January 2021, we were awarded $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Under the agreement with the US Department of Defense, we are entitled to receive such award based on the agreed-upon payment schedule, subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. In 2021 and in the first quarter of 2022, we recognized $10.5 million of revenue and no revenue, respectively, from the awards from the US Department of Defense. As of March 31, 2022, we expect to receive the remaining awards of $6.0 million throughout the period of which we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

In August 2020, we entered into an Open Market Sale Agreement SM with Jefferies LLC, as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. In April 2021, the registration statement registering the sale of shares under the Open Market Sale Agreement expired. From the time of implementation of the Open Market Sale Agreement through expiration of the registration statement, no sales of shares occurred. On August 3, 2021, we filed a new automatic shelf registration statement as a qualified well-known seasoned issuer (WKSI), such term as defined in Rule 405 of the Securities Act. The automatic shelf registration statement was filed to register, among other securities, the sale of up to a maximum aggregate offering price of $100.0 million of shares of our common stock that may be issued and sold from time to time under the Open Market Sale Agreement; and a base prospectus which covers the offering, issuance, and sale by us of the securities identified from time to time in one or more offerings. On March 1, 2022, we filed a post-effective amendment to the automatic shelf registration statement immediately after filing our Annual Report on Form 10-K for the year ended December 31, 2021, because we no longer qualified as a WKSI upon filing of such Annual Report. The post-effective amendment registers, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement.

We have a Credit and Security Agreement (Credit Agreement) with MidCap entered in September 2019, and subsequently amended in March 2021 and February 2022. The Credit Agreement provides for $60.0 million term loan credit facility. As of March 31, 2022, we have a principal term loan outstanding with MidCap amounting to $30.0 million, with remaining $30.0 million credit facility available for us to access at our option through March 31, 2023, subject to the achievement of certain customary conditions specified in the Credit Agreement, as amended. See further discussions of our Credit Agreement with MidCap in “Note 9 – Debt” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have a sublease agreement originally entered in December 2014, and subsequently amended in February 2017 and July 2017, with an unrelated third party to occupy a portion of our research and office space which expire in January 2023. As of March 31, 2022, we expect to receive approximately $3.9 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

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

As discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our global exclusive license agreement and strategic collaboration agreement with Lilly, we are responsible for funding the development costs for R552 in the US, Europe, and Japan, up to $65.0 million through April 1, 2024. Through March 31, 2022, Lilly billed us $4.9 million of the funding development costs, of which, $2.1 million was paid as of March 31, 2022. We have the right to opt-out of co-funding of development costs at two different specified times. If we decide not to exercise our opt-out rights, we will be required to share in global development costs up to certain amounts at a specified cap, as set forth in the agreement.

As of March 31, 2022, we have a contractual commitment related to our facilities lease which will expire in January 2023 amounting to $8.8 million. This amount excludes the expected sublease income as discussed above.

As discussed above, we have a contractual commitment with respect to our credit facility with Midcap. Under our Credit Agreement with MidCap, we are obligated to make interest payments at an annual rate of one-month LIBOR (or a comparable applicable index rate determined pursuant to the Credit Agreement if the LIBOR is no longer available) plus 5.65%, subject to a LIBOR floor of 1.50% and payable monthly in arrears, originally for the first 24 months and the interest plus principal amortization for the next 36 months. Our Credit Agreement provides us an option to extend the interest-only period to 36 months (first interest-only extension) and again to 48 months (second interest-only extension) upon the satisfaction of certain conditions set forth in the Credit Agreement. In June 2021, we satisfied the first interest-only extension conditions under the Initial Credit Agreement which effectively extended the interest-only period to 36 months or through October 1, 2022. As of March 31, 2022, the outstanding principal amount of the loan was $30.0 million, with $7.5 million payable within 12 months under the current 36 month interest-only period. As of March 31, 2022, we deemed that it is probable that we will satisfy the second interest-only criteria to extend the interest-only period to 48 months or through October 1, 2023. Accordingly, we classified our outstanding loan as long-term liabilities in the condensed balance sheets. We are also obligated to pay annual administrative fees and a final fee due at maturity. Future interest and final fee payments associated with the credit facility amounted to $4.0 million, with $2.0 million payable within 12 months.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments and outstanding loans. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the three months ended March 31, 2022 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022, if any.

Risk Factor Summary

●	Our prospects are highly dependent on our first commercial product, TAVALISSE (fostamatinib disodium hexahydrate). To the extent that the commercial success of TAVALISSE or fostamatinib in the US and respective territories outside of the US is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.

●	Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.

●	We may not be able to obtain EUA for fostamatinib for the treatment of hospitalized patients with COVID-19, and, even if we do, absent supplemental New Drug Application (NDA) approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.
●	We might not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize TAVALISSE or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
●	If we are unable to successfully market and distribute TAVALISSE and retain experienced sales force, our business will be substantially harmed.
●	We are subject to stringent and evolving privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.

●	If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.

●	Unforeseen safety issues could emerge with TAVALISSE that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.

●	We rely and may continue to rely on two distribution facilities for the sale of TAVALISSE and potential sale of any of our product candidates.

●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities and partnering.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.*

The COVID-19 pandemic has resulted in extended travel and other restrictions in order to reduce the spread of the disease. During 2020 and 2021, several states and counties across the country including California and the San Francisco Bay Area issued orders and restrictions, including directing individuals to shelter in place, prohibiting certain non-essential gatherings, directing businesses and governmental agencies to cease non-essential operations at physical locations and advising against non-essential travel. We are continuing to monitor the impact of the evolving effects of the COVID-19 pandemic and have undertaken, and plan to continue to undertake, safety measures to keep our staff, patients, investigators and stockholders safe and to help the communities where we live and work to reduce the number of people exposed to the virus. Through our existing CMT, we implemented and continue to monitor our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. Our CMT meets regularly to assess the effectiveness of our business continuity plans and make adjustments accordingly as COVID-19 continues to evolve. We have the Plan in place to provide guidelines when working onsite. We continue to evaluate the workplace for compliance with the local, state and federal guidance and may modify or update at any time to ensure the safety of our employees, contractors and visitors. Recently, we updated our Plan as we move towards a hybrid schedule, reinstituting more in-person interactions back into our business beginning April 2022. We endeavor to provide the safest and most effective work environment under the circumstances, but we cannot guarantee that employees who come to the office will not be exposed to COVID-19 while at the office. Although we have recently initiated return-to-work initiatives, certain employees continue to work remotely and only on-site on certain business days. Our continued reliance on personnel working from home may negatively impact productivity, disrupt, delay, or otherwise adversely impact our business. In addition, with certain employees continuing to work remotely, our exposure to cybersecurity risk has increased. This also creates data accessibility concerns and make us more susceptible to communication disruptions. Although most states and counties have since eased restrictions as the number of COVID-19 cases declined, the resurgence of COVID-19 cases and emergence of new variants of the virus could force states and counties to reinstate more severe restrictions to reduce the spread of the disease. The evolving effects of the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.

Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives have had fewer visits with health care providers, which negatively affected our product sales and may continue to negatively affect our product sales in the future. Physicians with practices severely impacted by the COVID-19 pandemic, and who currently prescribe TAVALISSE, may eventually decide to close their independent practices and join a larger medical organization with a practice that does not prescribe TAVALISSE. Additionally, commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. Resources have been deployed to enable our field-based employees to continue to engage with health care providers virtually, and recently hybrid virtual and in-person interactions. Although these engagements have enabled our field team to support existing prescribers, as well as partner with new prescribers to identify appropriate patients for TAVALISSE, we cannot rule out the future impact on our business if the pandemic continues for an extended period of time.

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

Health regulatory agencies globally may experience prolonged disruptions in their operations as a result of the COVID-19 pandemic. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” The FDA published an updated form of this guidance on May 17, 2021. Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. It is unclear how the FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. Regulatory authorities outside the US may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unknown how long these disruptions could continue. Any de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the completion of our clinical trials. FDA has since adjusted its inspection activities in response to the ongoing COVID-19 pandemic. On December 29, 2021, the FDA implemented temporary changes to its inspectional activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic.

In addition, the evolving effects of the COVID-19 pandemic have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or we may not be able to meet the requirements under our credit agreement with MidCap in order for us to access the funds remaining under such credit agreement. We could also experience an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, a recession or market correction resulting from the impact of the evolving effects of COVID-19 could materially affect our business and the value of our common stock. While we expect the evolving effects of the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the US and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or that of our business partners, are continuously extended and become more restrictive, we may need to reassess our priorities and our corporate objectives. Given the global economic slowdown, the risks and uncertainties associated with the pandemic could adversely affect our business, financial condition, results of operations and growth prospects in the future periods.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Part I, Item 1, Business – Government Regulation – Healthcare and Privacy Law and Regulation and Healthcare Reform” of our Annual Report on Form 10-K for the year ended December 31, 2021, for more information on the healthcare laws and regulations that may affect our ability to operate.

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

Internationally, our operations abroad may also be subject to increased scrutiny or attention from foreign data protection authorities. For example, our clinical trial programs and research collaborations outside the US may implicate foreign data protection laws, including in the European Economic Area, Switzerland, and/or the UK (collectively, Europe). Many jurisdictions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the General Data Protection Regulation (the EU GDPR), impose strict requirements for processing personal information (i.e., data which identifies an individual or from which an individual is identifiable), including clinical trial data and grant individuals’ various data protection rights (e.g., the right to erasure of personal information). In turn, the EU GDPR and similar laws increase our obligations with respect to clinical trials conducted in Europe by expanding the definition of personal information to also include coded data and requiring (i) changes to informed consent practices and more detailed notices for clinical trial participants and investigators; (ii) consideration of data protection as any new products or services are developed, including to limit the amount of personal information processed; and (iii) implementation of appropriate technical and organizational measures to safeguard personal information and to report certain personal data breaches to the relevant supervisory authority without undue delay (for the EU GDPR no later than 72 hours where feasible). In the event of non-compliance, the EU GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue, whichever is greater. In addition, the EU GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

European data protection laws, including the EU GDPR, generally also prohibit the transfer of personal information from Europe to the US and most other countries that are not recognized as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing US companies to import personal information from Europe has been certification to the EU-US Privacy Shield and Swiss-US Privacy Shield frameworks administered by the US Department of Commerce. However, the Court of Justice of the European Union (CJEU) issued a decision in July 2020 invalidating the EU-US Privacy Shield framework as a data transfer mechanism (Schrems II) and imposing further restrictions on the use of standard contractual clauses (SCCs), including a requirement for companies to carry out a transfer privacy impact assessment, which, among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in Europe. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-US Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) and the Swiss-US Privacy Shield has not been officially invalidated). Further, the European Commission recently published new EU SCCs, which place onerous obligations on the contracting parties. At present, there are few, if any, viable alternatives to the SCCs. Recently, a new Trans-Atlantic Data Privacy Framework was announced as a successor to the invalidated Privacy Shield. Once approved and implemented, the agreement could facilitate the transatlantic flow of personal data and provide an alternative data transfer mechanism (in addition to EU SCCs and Binding Corporate Rules) for companies transferring personal data from the EU to the US. However, the agreement in principle will depend on the implementation of several commitments from the US, and so it is unclear when the new framework will be available. As such, any transfers by us or our third-party vendors, collaborators or others of personal information from Europe to the US or elsewhere may not comply with European data protection laws, may increase our exposure to European data protection laws’ heightened sanctions for cross-border data transfer restrictions may restrict our clinical trial activities in Europe and may limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Following the UK’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but that process personal information either in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR, the requirements of which are (at this time) largely aligned with those under the EU GDPR, and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Government published its own form of EU SCCs, known as the International Data Transfer Agreement (IDTA) and International Data Transfer Addendum (UK Addendum) to the new EU SCCs. The UK Information Commissioner’s Office (ICO) is also expected to shortly publish its version of the transfer impact assessment and revised guidance on international transfers.

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

Enhanced governmental and public scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs may require us to modify our programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.*

To help patients afford our products, we have a manufacturer-sponsored patient assistance program that helps financially needy patients. This type of program has become the subject of enforcement scrutiny in recent years. For example, some pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. In addition, certain state and federal enforcement authorities have pursued investigations and settlements and members of Congress have initiated inquiries about manufacturer-sponsored patient support programs, including, for example, manufacturer-sponsored patient assistance programs, co-pay assistance programs, and manufacturer contributions to independent charitable patient assistance programs. Further, numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient support programs and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may be proposed that would establish requirements or restrictions with respect to these programs and/or support that would affect pharmaceutical manufacturers.

Our patient assistance program could become the target of similar inquiries, litigation, enforcement, and/or legislative proposals. If we are deemed not to have complied with laws or regulations in the operation of, or our interactions with, these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. A government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

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

We participate in the Medicaid Drug Rebate Program, as administered by the Centers for Medicare and Medicaid Services (CMS), the 340B Drug Pricing Program, and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

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

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercial launch of TAVALISSE and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. While we intend to opportunistically seek access to additional funds through public or private equity offerings or debt financings, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the US and worldwide resulting from the ongoing COVID-19 pandemic and the conflict in the Ukraine. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from the exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our credit facility with MidCap includes certain covenants that may restrict our business, and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

We have indebtedness in the form of a term loan pursuant to the Credit Agreement (as defined below) with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.*

We entered into the Credit Agreement with MidCap on September 27, 2019 (Closing Date) and amended the Credit Agreement on March 29, 2021 (First Amendment) and February 11, 2022 (Second Amendment). Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 9 – Debt” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1). In May 2020, an additional $10.0 million was funded (Tranche 2). In March 2021, we entered into First Amendment to the Credit Agreement to extend the period through which Tranche 3 will be available to us through March 31, 2022 at our option, subject to the satisfaction of certain conditions set forth in the Credit Agreement. In February 2022, we entered into Second Amendment to our Credit Agreement which, among other things, amended the applicable funding conditions, applicable commitments and certain other terms relating to available credit facilities (Tranches 3 and 4), added additional term loan credit facility (Tranche 5), and revised certain terms related to the financial covenants. Following the Second Amendment, the Credit Agreement gives us the ability to access the following available credit facilities: (i) on the closing date of the Second Amendment, $10.0 million term loan facility (Tranche 3), (ii) at our option, an additional $10.0 million aggregate principal amount of term loan facility available on the Second Amendment effective date through March 31, 2023 (Tranche 4), which are subject to satisfaction of certain conditions if Tranche 4 is drawn on or after August 31, 2022, and (iii) at our option and upon the satisfaction of certain conditions contained in the Credit Agreement, as amended, an additional $20.00 million aggregate principal amount of term loan available through March 31, 2023 (Tranche 5). At the Second Amendment effective date, $10.0 million was funded (Tranche 3). If we are unable to satisfy these or other required conditions, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

For the three months ended March 31, 2022, we recognized loss from operations of $26.3 million primarily due to higher operating and non-operating expenses, partly offset by our net product sales and collaboration revenues. We have historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next 12 months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISSE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of March 31, 2022, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, especially due to the ongoing COVID-19 pandemic, is highly uncertain.

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

Our ability to use net operating losses (NOLs) and certain other tax attributes is uncertain and may be limited.*

Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. Federal NOLs generated prior to 2018 will continue to be governed by the NOL carryforward rules as they existed prior to the adoption of the Tax Cuts and Jobs Act (Tax Act), which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. Under A.B. 85, the Company’s California NOL carryforwards are suspended for tax years 2020, 2021, and 2022, but the period to use these carryovers was extended. Further, the Tax Act requires the taxpayers to capitalize Research and Experimental (R&E) expenditures under Section 174 of the Internal Revenue Code, as amended (Code), effective for taxable years beginning after December 31, 2021, which will reduce our NOLs beginning in 2022. R&E expenditures attributable to US-based research must be amortized over a period of 5 years and R&E expenditures attributable to research conducted outside of the US must be amortized over a period of 15 years.

In addition, utilization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of NOLs before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOLs and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities. Moreover, our ability to utilize our NOLs is conditioned upon us achieving profitability and generating US federal taxable income.

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

We work extensively with various scientific consultants and advisors. The potential success of our drug discovery and development programs depends, in part, on continued collaborations with certain of these consultants and advisors. We, and various members of our management and research staff, rely on certain of these consultants and advisors for expertise in our research, regulatory and clinical efforts. Our scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We do not know if we will be able to maintain such consulting agreements or that such scientific advisors will not enter into consulting arrangements with competing pharmaceutical or biotechnology companies, any of which may have a detrimental impact on our research objectives and could have an adverse effect on our business, financial condition and results of operations.

While we have a strong compliance effort in place to ensure we are complying with all requirements of law, our consulting or advisory contracts with our scientific consultants and advisors may be scrutinized under the Anti-Kickback Statute, which prohibits, among other things, companies from transferring anything of value as remuneration for prescribing, purchasing, or recommending pharmaceutical and biological products. Although there are several statutory exceptions and regulatory safe harbors that may protect these arrangements from prosecution or regulatory sanctions, our consulting and advising contracts may be subject to scrutiny if they do not fit squarely within an available exception or safe harbor.

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

On August 3, 2021, a new automatic shelf registration statement was filed by us, as a WKSI. The automatic shelf registration statement was filed to register, among other securities, the sale of up to a maximum aggregate offering price of $100.0 million of shares of our common stock that may be issued and sold from time to time under our Open Market Sale Agreement with Jefferies LLC., and a base prospectus which covers the offering, issuance, and sale by us of the securities identified above from time to time in one or more offerings. On March 1, 2022, we filed a post-effective amendment to the automatic shelf registration statement immediately after filing our Annual Report Form 10-K for the year ended December 31, 2021 because we no longer qualified as a WKSI upon filing of such Annual Report . The post-effective amendment registers, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement.

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

See “Part I, Item 1 – Business – Government Regulation – Healthcare Reform” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Delays in clinical testing could result in increased costs to us.*

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. For example, our Phase 3 clinical trial to further evaluate fostamatinib in hospitalized patients with COVID-19 has experienced slower enrollment due to recent decline in COVID-19 hospitalizations. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

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

We have conducted in the past and are currently conducting clinical trials in the US and outside US including Ukraine and Russia. Recent actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the US and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine. For example, we have a certain number of clinical trial sites across these locations related to our FORWARD study, to which we may not be able to access sites for patient monitoring and data collection in regions affected by the Russian-Ukrainian conflict. Further, some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. In addition, clinical trial site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation and monitoring in regions affected by the Russian-Ukrainian conflict including due to the prioritization of hospital resources away from clinical trials or as a result of government-imposed curfews, warfare, violence or other governmental actions or events that restrict movement. We could also experience disruptions in our supply chain or limits our ability to obtain sufficient materials for our drug products in certain regions.

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

We have established our distribution, sales, marketing and market access capabilities, all of which will be necessary to successfully commercialize TAVALISSE. As a result, we will be required to expend significant time and resources to market, sell, and distribute TAVALISSE to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies we have developed, including our virtual strategies in response to the restrictions and limitations resulting from the COVID-19 pandemic, or the distribution, sales, marketing and market access capabilities that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of TAVALISSE. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed. In addition, we actively participate in medical conferences and exhibits, such as the American Society of Clinical Oncology (ASCO) and American Society of Hematology (ASH) Annual Meeting & Exposition that are significant opportunities for us to educate physicians and key opinion leaders about TAVALISSE. ASCO is scheduled to be held in Chicago, Illinois as well as virtually in June 2022, and ASH is scheduled to take place in New Orleans, Louisiana as well as virtually in December 2022, However, it is uncertain if in the future other key conferences will be held live, virtually, postponed or cancelled. Such disruptions may prevent us from effectively educating the prescribing physicians and key opinion leaders about TAVALISSE which would negatively impact utilization of TAVALISSE and our results of operations and growth prospects could be adversely affected.

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

The UK’s Financial Conduct Authority (FCA), which regulates LIBOR, has announced plans to phase out the use of LIBOR discontinued as a floating rate benchmark. The date of discontinuation will vary depending on the LIBOR currency and tenor. The FCA has announced that, after specified dates, LIBOR settings will cease to be provided by any administrator or will no longer be representative. Those dates are: (i) June 30, 2023, in the case of the principal US dollar LIBOR tenors (overnight and one, three, six and 12 months); and (ii) December 31, 2021, in all other cases (i.e., one-week and two-month U.S. dollar LIBOR and all tenors of non-US dollar LIBOR). LIBOR has been the principal floating rate benchmark in the financial markets, and its discontinuation has affected and will continue to affect the financial markets generally and may also affect our operations specifically.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)

10.1#	Amendment No. Six to Build-to-Suit Lease between Rigel Pharmaceuticals, Inc. and HCP BTC, LLC, dated March 16, 2022.
10.2#	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended.
10.3	2022 Cash Incentive Plan. (7)
10.4˄	Second Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated February 11, 2022. (8)
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith

˄Certain marked information has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private and confidential.

* The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act.

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.
(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 18, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 2, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), filed on September 15, 2000, as amended, and incorporated herein by reference.
(5)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.
(7)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on January 28, 2022, and incorporated herein by reference.
(8)	Filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2022

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	May 3, 2022