Form 10-Q
period 2022-06-30
RIGEL PHARMACEUTICALS INC
filed 2022-08-02
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of July 29, 2022, there were 172,836,336 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2022	2021(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,201	$18,890
Short-term investments	61,965	106,077
Accounts receivable, net	17,198	15,472
Inventories	6,218	6,616
Prepaid and other current assets	7,939	7,412
Total current assets	120,521	154,467
Property and equipment, net	1,832	2,184
Operating lease right-of-use asset	5,245	9,703
Other assets	403	974
	$128,001	$167,328
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,155	$3,795
Accrued compensation	7,525	10,690
Accrued research and development	9,213	10,384
Other accrued liabilities	16,885	12,691
Lease liabilities, current portion	5,811	9,892
Deferred revenue	1,543	2,596
Other long-term liabilities, current portion	11,823	13,506
Total current liabilities	54,955	63,554

Long-term portion of lease liabilities	—	759
Loans payable, net of discount	29,835	19,914
Other long-term liabilities	46,888	52,727

Commitments

Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	173	172
Additional paid-in capital	1,361,411	1,354,190
Accumulated other comprehensive loss	(438)	(102)
Accumulated deficit	(1,364,823)	(1,323,886)
Total stockholders’ equity (deficit)	(3,677)	30,374
	$128,001	$167,328
(1)	The balance sheet as of December 31, 2021 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 1, 2022.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$18,550	$17,053	$34,747	$29,429
Contract revenues from collaborations	11,269	3,713	11,807	69,355
Government contract	—	5,500	—	8,500
Total revenues	29,819	26,266	46,554	107,284

Costs and expenses:
Cost of product sales	1,036	129	1,157	445
Research and development	14,767	16,807	30,241	33,633
Selling, general and administrative	26,981	22,378	54,382	44,499
Total costs and expenses	42,784	39,314	85,780	78,577

Income (loss) from operations	(12,965)	(13,048)	(39,226)	28,707
Interest income	42	16	63	17
Interest expense	(569)	(1,759)	(1,774)	(2,244)
Income (loss) before income taxes	(13,492)	(14,791)	(40,937)	26,480
Provision for (benefit from) income taxes	—	(970)	—	801
Net income (loss)	$(13,492)	$(13,821)	$(40,937)	$25,679

Net income (loss) per share
Basic	$(0.08)	$(0.08)	$(0.24)	$0.15
Diluted	$(0.08)	$(0.08)	$(0.24)	$0.15

Weighted average shares used in computing net income (loss) per share
Basic	172,147	170,192	171,961	169,997
Diluted	172,147	170,192	171,961	175,912

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(13,492)	$(13,821)	$(40,937)	$25,679
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	(22)	8	(336)	11
Comprehensive income (loss)	$(13,514)	$(13,813)	$(41,273)	$25,690

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of January 1, 2022	171,602,226	$172	$1,354,190	$(102)	$(1,323,886)	$30,374
Net loss	—	—	—	—	(27,445)	(27,445)
Net unrealized loss on short-term investments	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of options	420,521	—	940	—	—	940
Issuance of common stock upon vesting of restricted stock units	22,500	—	—	—	—	—
Stock-based compensation expense	—	—	3,243	—	—	3,243
Balance as of March 31, 2022	172,045,247	$172	$1,358,373	$(416)	$(1,351,331)	$6,798
Net loss	—	—	—	—	(13,492)	(13,492)
Net unrealized loss on short-term investments	—	—	—	(22)	—	(22)
Issuance of common stock upon exercise of options and participation in Purchase Plan	609,839	1	598	—	—	599
Issuance of common stock upon vesting of restricted stock units	181,250	—	—	—	—	—
Stock-based compensation expense	—	—	2,440	—	—	2,440
Balance as of June 30, 2022	172,836,336	$173	$1,361,411	$(438)	$(1,364,823)	$(3,677)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2021	169,316,782	$169	$1,339,833	$(4)	$(1,305,972)	$34,026
Net income	—	—	—	—	39,500	39,500
Net unrealized gain on short-term investments	—	—	—	3	—	3
Issuance of common stock upon exercise of options	813,854	1	2,096	—	—	2,097
Stock-based compensation expense	—	—	2,672	—	—	2,672
Balance as of March 31, 2021	170,130,636	$170	$1,344,601	$(1)	$(1,266,472)	$78,298
Net loss	—	—	—	—	(13,821)	(13,821)
Net unrealized gain on short-term investments	—	—	—	8	—	8
Issuance of common stock upon exercise of options and participation in Purchase Plan	711,847	1	1,318	—	—	1,319
Stock-based compensation expense	—	—	2,306	—	—	2,306
Balance as of June 30, 2021	170,842,483	$171	$1,348,225	$7	$(1,280,293)	$68,110

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$(40,937)	25,679
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,598	4,945
Gain on disposal of assets	(253)	—
Depreciation and amortization	474	497
Non-cash interest expense	682	1,428
Net amortization and accretion of discount on short-term investments and term loan	107	95
Changes in assets and liabilities:
Accounts receivable, net	(1,726)	(1,399)
Inventories	483	(5,158)
Prepaid and other current assets	(527)	7,439
Other assets	571	(16)
Right-of-use assets	4,458	4,000
Accounts payable	(1,585)	(2,030)
Accrued compensation	(3,165)	(1,828)
Accrued research and development	(1,171)	1,575
Other accrued liabilities	4,194	1,436
Lease liability	(4,840)	(4,197)
Deferred revenue	(1,053)	2,795
Other current and long-term liabilities	142	—
Net cash provided by (used in) operating activities	(38,548)	35,261
Investing activities
Purchases of short-term investments	(6,997)	(71,450)
Maturities of short-term investments	50,645	29,801
Proceeds from disposal of assets	264	—
Capital expenditures	(188)	(478)
Net cash provided by (used in) investing activities	43,724	(42,127)
Financing activities
Cost share advance from collaboration partner	—	57,900
Cost share payment to a collaboration partner	(8,346)	—
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	1,539	3,416
Net proceeds from term loan financing	9,942	—
Net cash provided by financing activities	3,135	61,316
Net increase in cash and cash equivalents	8,311	54,450
Cash and cash equivalents at beginning of period	18,890	30,373
Cash and cash equivalents at end of period	$27,201	$84,823
Supplemental disclosure of cash flow information
Interest paid	$951	$723

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

Our portfolio also includes olutasidenib, an oral, small molecule inhibitor of mutated isocitrate dehydrogensase-1 (mIDH1) being investigated for the treatment of relapsed/refractory acute myeloid leukemia (R/R AML) and other malignancies. We in-licensed olutasidenib from Forma Therapeutics, Inc. (Forma) with exclusive, worldwide rights to develop, manufacture, and commercialize the investigational agent. See “Note 12 – Subsequent Events” for further discussion.

We conducted a Phase 3 clinical trial evaluating fostamatinib for the treatment of warm autoimmune hemolytic anemia (wAIHA); Fostamatinib is also currently being studied in a Phase 3 clinical trial for the treatment of hospitalized high-risk patients with COVID-19; and a National Institute of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI) sponsored Phase 3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients.

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

Liquidity

As of June 30, 2022, we had approximately $89.2 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing, contract payments under our collaboration agreements and from product sales.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
EPS Numerator:
Net income (loss)	$(13,492)	$(13,821)	$(40,937)	$25,679
EPS Denominator—Basic and Diluted:
Weighted-average common shares outstanding	172,147	170,192	171,961	169,997
EPS Denominator—Diluted:
Weighted-average common shares outstanding	172,147	170,192	171,961	169,997
Dilutive effect of stock options, restricted stock units and shares under Purchase Plan	—	—	—	5,915
Weighted-average shares outstanding and common stock equivalents	172,147	170,192	171,961	175,912

Net income (loss) per share
Basic	$(0.08)	$(0.08)	$(0.24)	$0.15
Diluted	$(0.08)	$(0.08)	$(0.24)	$0.15

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	33,081	30,639	33,081	9,469
Restricted stock units	1,191	234	1,191	4
Total	34,272	30,873	34,272	9,473

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales:
Gross product sales	$26,427	$22,037	$49,045	38,146
Discounts and allowances	(7,877)	(4,984)	(14,298)	(8,717)
Total product sales, net	18,550	17,053	34,747	29,429
Revenues from collaborations:
License revenues	2,337	3,305	2,545	67,923
Development milestones	5,000	—	5,000	—
Research and development services and others	3,932	408	4,262	1,432
Total revenues from collaborations	11,269	3,713	11,807	69,355
Government contract	—	5,500	—	8,500
Total revenues	$29,819	$26,266	$46,554	$107,284

Our net product sales include sales of TAVALISSE in the US, net of chargebacks, discounts and fees, government and other rebates and returns. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within other accrued liabilities, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2022	$3,404	$2,494	$2,017	$7,915
Provision related to current period sales	9,680	2,711	613	13,004
Credit or payments made during the period	(7,748)	(2,901)	(39)	(10,688)
Balance as of June 30, 2022	$5,336	$2,304	$2,591	$10,231

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2021	$2,461	$2,115	$1,489	$6,065
Provision related to current period sales	4,589	2,710	483	7,782
Credit or payments made during the period	(4,800)	(2,433)	(293)	(7,526)
Balance as of June 30, 2021	$2,250	$2,392	$1,679	$6,321

Of the $14.3 million discounts and allowances from gross product sales for the six months ended June 30, 2022, $13.0 million was accounted for as additions to other accrued liabilities and $1.3 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fess that were prepaid) in the condensed balance sheet.

Of the $8.7 million discounts and allowances from gross product sales for the six months ended June 30, 2021, $7.8 million was accounted for as additions to other accrued liabilities and $0.9 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fess that were prepaid) in the condensed balance sheet.

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

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
McKesson Specialty Care Distribution Corporation	34%	33%	36%	13%
Kissei	25%	*	16%	*
Cardinal Healthcare	16%	13%	20%	*
ASD Healthcare and Oncology Supply	12%	36%	19%	13%
Lilly	*	16%	*	65%

4.	Sponsored Research and License Agreements and Government Contract

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of June 30, 2022, we are a party to collaboration agreements with Lilly to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications, including chronic ITP and autoimmune hemolytic anemia (AIHA), in Europe and Turkey; with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Japan, China, Taiwan and the Republic of Korea; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Canada and Israel, respectively; and with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Latin America, consisting of Mexico, Central and South America, and the Caribbean (Knight territory).

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

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of June 30, 2022, total future contingent payments to us under all of above existing agreements, excluding terminated or terminating agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement). Of this amount, $279.5 million relates to the achievement of development events, $283.1 million relates to the achievement of regulatory events and $796.0 million relates to the achievement of certain commercial events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

Under the terms of the license agreement, we were entitled to receive a non-refundable and non-creditable upfront cash payment amounting to $125.0 million, which we received in April 2021. We are also entitled to additional milestone payments for non-CNS disease products consisting of up to $330.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones, and up to $100.0 million in sales milestone payments on a product-by-product basis. In addition, depending on the extent of our co-funding of R552 development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We are also eligible to receive milestone payments for CNS disease products consisting of up to $255.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones, and up to $150.0 million in sales milestone payments on a product-by-product basis. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

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

Under the Lilly Agreement, we are required to share 20% of the development costs for R552 in the US, Europe and Japan up to a specified cap. Given our rights to opt-out from the development of R552, we believe at the minimum, we have a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense is being accreted on such liability over the expected commitment period and adjusted for timing of expected cost share payments. Interest expense accreted during the three months ended June 30, 2022 and 2021 was none and $1.0 million, respectively, and for the six months ended June 30, 2022 and 2021 was $0.7 million and $1.1 million, respectively. Through June 30, 2022, Lilly billed us $8.3 million for our share of development costs under this agreement, and the amount was fully paid as of June 30, 2022. As of June 30, 2022 and December 31, 2021, the outstanding financing liability to Lilly was $53.0 million and $60.7 million, respectively, and included within other long-term liabilities, current portion, and other long-term liabilities in the condensed balance sheet.

We allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. We concluded that the license rights over the non-CNS penetrant IP represents functional IP that is not expected to change over time, and we have no ongoing or undelivered obligations relative to such IP that Lilly will benefit from the use of such IP on the delivery date. As such, the transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue during the first quarter of 2021 upon delivery of the non-CNS penetrant IP to Lilly in March 2021. For the delivery of license rights over the CNS penetrant IP, we were obligated to perform additional research and development efforts before Lilly can accept the license. The allocated transaction price to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly using the input method. In June 2022, Lilly provided notice of continuance pursuant to the terms of the Lilly Agreement, whereby Lilly elected its option to lead the identification and selection of CNS penetrant lead candidate within a certain period. As such, we recognized the remaining outstanding deferred revenue related to delivery of the CNS penetrant IP in the second quarter of 2022. For the three months ended June 30, 2022 and 2021, we recognized revenue related to activities associated to the delivery of CNS penetrant IP of $0.3 million and $3.3 million, respectively, and $0.5 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, the remaining deferred revenue was $0.2 million and $0.7 million, respectively, related to the performance of research and development services. For revenue associated with the research and development services, during the three months ended June 30, 2022 and 2021, we recognized $0.2 million and $0.4 million, respectively, and during the six months ended June 30, 2022 and 2021, we recognized revenue of $0.5 million and $0.4 million, respectively. In addition, during the three and six months ended June 30, 2022, we recognized $1.2 million of revenue for the delivery of fostamatinib supply to Grifols. During the three and six months ended June 30, 2021, no revenue and $1.0 million revenue, respectively, was recognized for the delivery of fostamatinib supply to Grifols.

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

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) supply of fostamatinib for clinical use and (c) material right associated with discounted fostamatinib that is supplied for use other than clinical or commercial. In addition, we will provide commercial product supply if the product is approved in the licensed territory. We concluded that each of these performance obligations is distinct. We based our assessment on the following: (i) our assessment that Kissei can benefit from the license on its own by developing and commercializing the underlying product using its own resources and (ii)

the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Moreover, we determined that the upfront fee of $33.0 million represented the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the supply of fostamatinib and the material right associated with discounted fostamatinib, we estimated the standalone selling price using the cost plus expected margin approach. Variable consideration of $147.0 million related to future development and regulatory milestones was fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. We will recognize revenues related to the supply of fostamatinib and material right upon delivery of fostamatinib to Kissei. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of June 30, 2022 and December 31, 2021, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. No material revenue was recognized during the three and six months ended June 30, 2022 and 2021 associated with such outstanding deferred revenue.

During the three and six months ended June 30, 2022, we recognized $2.5 million and $2.6 million, respectively, of revenue related to the delivery of fostamatinib supply to Kissei mainly for commercial use. No such revenue was recognized during the three and six months ended June 30, 2021.

In April 2022, Kissei announced that a new drug application was submitted to Japan’s Pharmaceuticals and Medical Devices Agency for fostamatinib in chronic ITP. With this milestone event, we received $5.0 million non-refundable and non-creditable payment from Kissei pursuant to the terms of our collaboration agreement. Such amount was recognized as revenue during the three and six months ended June 30, 2022.

Medison Commercial and License Agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada, pursuant to which we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such, this arrangement was accounted for as a financing arrangement. Interest expense is being accreted on such liability over the expected buyback period. No interest was accrued during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, we accrued interest amounting to $0.3 million related to this financing arrangement. During the three months ended June 30, 2022, we billed Medison $0.1 million related to the supply of fostamatinib for clinical use which was deferred and included the balance within the outstanding financing liability considering the buyback provision. As of June 30, 2022 and December 31, 2021, the outstanding financing liability to Medison of $5.7 million and $5.6 million, respectively, was included within other long-term liabilities in the condensed balance sheet.

Knight Commercial License and Supply Agreement

In May 2022, we entered into commercial license and supply agreements with Knight for the commercialization of fostamatinib for approved indications in Knight territory. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We accounted for this agreement under ASC 606 and identified that the upfront payment was a consideration for granting Knight the license to commercialize fostamatinib for approved indication in the Knight territory, and no further material deliverables associated to such upfront payment. As such, we recognized the upfront payment as revenue during the three months ended June 30, 2022. Variable consideration related to future regulatory milestones was fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under agreement.

Other license agreements

In February 2021, we entered into a non-exclusive license agreement with an unrelated third party whereby we granted such unrelated third party rights to a certain patent. In consideration for the license rights granted, we received a one-time fee of $4.0 million. All the deliverables under the agreement had been delivered and the one-time fee was recognized as revenue during the first quarter of 2021.

Government Contract - US Department of Defense’s JPEO-CBRND

In January 2021, we were awarded up to $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. The amount of award we will receive from the US Department of Defense is subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. We determined that this government award should be accounted for under IAS 2, Accounting for Government Grants and Disclosure of Government Assistance, which is outside of the scope of Topic 606, as the US Department of Defense is not receiving reciprocal value for their contributions. We record government contract revenue in the statement of operations in the period when it is probable that we will receive the award, which is when we comply with the conditions associated with the award and obtain approval from the US Department of Defense that such conditions have been met. For the three and six months ended June 30, 2022, no revenue was recognized related to this grant. For the three and six months ended June 30, 2021, we recognized $5.5 million and $8.5 million of revenue, respectively, related to this grant. Through June 30, 2022, we recognized $10.5 million revenue and we expect to receive the remaining award of $6.0 million throughout the period we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

5.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$1,933	$1,772	$4,672	$3,825
Research and development	458	534	926	1,120
Total stock-based compensation expense	$2,391	$2,306	$5,598	$4,945

In March 2022, our Board of Directors approved to extend the exercise period of the stock option grants made to our two former Board of Directors whose terms expired in May 2022. As a result of this modification, we recorded an incremental stock-based compensation expense of approximately $0.8 million in the first quarter of 2022. The amount was included within selling, general and administrative expense in the condensed statement of operations.

During the six months ended June 30, 2022, we granted stock options to purchase 5,299,247 shares of common stock with weighted-average grant-date fair value of $1.63 per share, and 433,318 stock options were exercised. As of June 30, 2022, there were 33,081,045 stock options outstanding, of which, 2,535,000 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were not considered probable as of June 30, 2022. Accordingly, none of the $5.0 million grant date fair value for these awards has been recognized as stock-based compensation expense through June 30, 2022.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our Equity Incentive Plans (2018 Equity Incentive Plan and Inducement Plan) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.9%	1.3%	1.9%	1.0%
Expected term (in years)	6.5	6.6	6.5	6.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.3%	70.5%	70.0%	70.6%

During the six months ended June 30, 2022, we granted 1,181,362 restricted stock units (RSUs) with a grant-date weighted-average fair value of $2.36 per share, and 203,750 RSUs were released. The RSUs granted generally vest over 4 years. As of June 30, 2022, there were 1,190,532 RSUs outstanding.

As of June 30, 2022, there was approximately $18.3 million of unrecognized stock-based compensation which is expected to be recognized over a remaining weighted-average period of 2.94 years related to time-based stock options, RSUs and performance-based stock options where achievement of the corresponding corporate-based milestones was considered probable as of June 30, 2022.

In January 2022 and April 2022, our Board of Directors approved the increase of 610,000 shares and 626,000 shares, respectively, of common stock reserved for issuance under the Inducement Plan. In May 2022 at the annual stockholders meeting, our stockholders approved to amend our 2018 Equity Incentive Plan (2018 Plan), among other items, add an additional 5,000,000 shares to the number of shares of common stock authorized for issuance under the 2018 Plan. As of June 30, 2022, there were 11,940,095 shares of common stock available for future grant under our Equity Incentive Plans.

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

Our twenty-four-month offering period under our Purchase Plan ended on June 30, 2022 and a new twenty-four-month offering period begins on July 1, 2022. As of June 30, 2022, no unrecognized stock-based compensation cost related to our Purchase Plan.

During the six months ended June 30, 2022, there were 597,042 shares purchased under the Purchase Plan. As of June 30, 2022, there were 3,987,442 shares reserved for future issuance under the Purchase Plan.

6.	Inventories

Inventories for the periods presented consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$4,555	$5,142
Work in process	572	162
Finished goods	1,091	1,312
Total	$6,218	$6,616

As of June 30, 2022, we have $0.7 million in advance payments to the manufacturer of our raw materials, which was included within prepaid and other current assets in the condensed balance sheet.

7.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments for the periods presented consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Cash	$2,271	$6,249
Money market funds	19,434	6,842
US treasury bills	28,098	35,366
Government-sponsored enterprise securities	14,712	14,678
Corporate bonds and commercial paper	24,651	61,832
	$89,166	$124,967
Reported as:
Cash and cash equivalents	$27,201	$18,890
Short-term investments	61,965	106,077
	$89,166	$124,967

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2022	Cost	Gains	Losses	Fair Value
US treasury bills	$28,304	$—	$(206)	$28,098
Government-sponsored enterprise securities	14,857	—	(145)	14,712
Corporate bonds and commercial paper	24,738	—	(87)	24,651
Total	$67,899	$—	$(438)	$67,461

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
US treasury bills	$35,416	$—	$(50)	$35,366
Government-sponsored enterprise securities	14,705	—	(27)	14,678
Corporate bonds and commercial paper	61,857	2	(27)	61,832
Total	$111,978	$2	$(104)	$111,876

As of June 30, 2022 and December 31, 2021, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 114 days and 196 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of June 30, 2022, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of June 30, 2022, a total of 34 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including our assessment of the duration and severity of unrealized losses, there were no other-than-temporary impairments for these securities as of June 30, 2022.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

June 30, 2022	Fair Value	Unrealized Losses
US treasury bills	$28,098	$(206)
Government-sponsored enterprise securities	14,712	(145)
Corporate bonds and commercial paper	24,651	(87)
Total	$67,461	$(438)

8.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$19,434	$—	$—	$19,434
US treasury bills	—	28,098	—	28,098
Government-sponsored enterprise securities	—	14,712	—	14,712
Corporate bonds and commercial paper	—	24,651	—	24,651
Total	$19,434	$67,461	$—	$86,895

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$6,842	$—	$—	$6,842
US treasury bills	—	35,366	—	35,366
Government-sponsored enterprise securities	—	14,678	—	14,678
Corporate bonds and commercial paper	—	61,832	—	61,832
Total	$6,842	$111,876	$—	$118,718

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

In March 2021, we entered into the First Amendment to the Credit Agreement to extend the period through which Tranche 3 was available to us through March 31, 2022 at our option, subject to the satisfaction of certain conditions set forth in the Credit Agreement. In February 2022, we entered into the Second Amendment to our Credit Agreement which, among other things, amended the applicable funding conditions, applicable commitments and certain other terms relating to available credit facilities (Tranches 3 and 4), added additional term loan credit facility (Tranche 5), and revised certain terms related to the financial covenants. Following the Second Amendment, the Credit Agreement gives us the ability to access the following available credit facilities: (i) on the closing date of the Second Amendment, $10.0 million term loan facility (Tranche 3), (ii) at our option, an additional $10.0 million aggregate principal amount of term loan facility available on the Second Amendment effective date through March 31, 2023 (Tranche 4), which is subject to satisfaction of certain conditions if Tranche 4 is drawn on or after August 31, 2022, and (iii) at our option and upon the satisfaction of certain conditions contained in the Credit Agreement, as amended, an additional $20.0 million aggregate principal amount of term loan available through March 31, 2023 (Tranche 5). At the Second Amendment effective date, $10.0 million was funded (Tranche 3).

As of June 30, 2022, the outstanding principal balance of the loan was $30.0 million and the facility gives us the ability to access an additional $30.0 million at our option, subject to the achievement of certain customary conditions. On July 27, 2022, we entered into thethird amendment to our Credit Agreement with MidCap (Third Amendment). See “Note 12 – Subsequent Events” for further discussions.

The outstanding principal balance of the loan bears interest at an annual rate of one-month London Interbank Offered Rate (LIBOR), or a comparable applicable index rate determined pursuant to the Credit Agreement if the LIBOR is no longer available, plus 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears. Prior to the Third Amendment, the Credit Agreement provides that we initially make interest-only payments for 24 months from October 1, 2019, followed by 36 months of amortization payments. The interest-only period can be extended to 36 months (first interest-only extension) and again to 48 months (second interest-only extension) upon the satisfaction of certain conditions set forth in the Credit Agreement. In June 2021, we satisfied the first interest-only extension conditions under the Credit Agreement which effectively extended the interest-only period to 36 months or through October 1, 2022. Further, in June 2022, we satisfied the second interest-only extension conditions under the Credit Agreement which effectively further extended the interest-only period to 48 months or through October 1, 2023. All unpaid principal and accrued interest are due and payable no later than September 1, 2024. A final payment fee of 2.5% of principal is due on the final payment of the term loan.

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

As of June 30, 2022 and December 31, 2021, the outstanding balance of the loan, net of unamortized debt discount was classified as long-term liability in the accompanying condensed balance sheet. Debt issuance costs are recorded as a direct deduction from the term loan on the condensed balance sheet with the resultant discount being amortized ratably as interest expense over the term of the loan, using the effective interest method. As of June 30, 2022 and December 31, 2021, the unamortized issuance costs and debt discounts amounted to $0.2 million and $0.1 million, respectively.

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended June 30, 2022 and 2021 was $0.6 million and $0.4 million, respectively, and for the six months ended June 30, 2022 and 2021 was $1.1 million and $0.8 million, respectively. Accrued interest of $0.6 million was included within other accrued liabilities in the condensed balance sheet as of June 30, 2022.

The following table presents the future minimum principal payments of the outstanding loan as of June 30, 2022 (in thousands):

Remainder of 2022	$—
2023	7,500
2024	22,500
Principal amount (Tranches 1, 2 and 3)	$30,000

The Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum trailing net revenues and cash, cash equivalents and short-term investments balance. As of June 30, 2022, we were not in violation of any covenants.

10.Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord, Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), which originally set to expire in 2018, and was extended in July 2017 for another five years through January 2023. In March 2022, we entered an amendment to the lease agreement to waive our option or right to further extend the term of the lease. The weighted average remaining term of our lease as of June 30, 2022 was 0.58 years.

We have a sublease agreement originally entered in December 2014, and subsequently amended in February 2017 and July 2017, with an unrelated third party to occupy a portion of our research and office space which expire in January 2023.

As of June 30, 2022, we received from our landlord leasehold improvement incentives amounting to $0.7 million related to leasehold improvements. We record these leasehold improvement incentives as a reduction to operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred.

We recorded rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed operating lease expense	$1,340	$1,340	$2,680	$2,680
Variable operating lease expense	125	163	391	392
Total operating lease expense	$1,465	$1,503	$3,071	$3,072

Supplemental information related to our operating lease were as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash payments included in the measurement of operating lease liabilities	$2,630	$2,529	$5,226	$5,025

Supplemental information related to our operating sublease was as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed sublease expense	$1,095	$1,095	$2,190	$2,190
Variable sublease expense	206	203	450	444
Sublease income	(1,301)	(1,298)	(2,640)	(2,634)
Net	$—	$—	$—	$—

The following table presents the future lease payments of our operating lease liabilities as of June 30, 2022 (in thousands):

	Operating Lease	Sublease Receipts	Net
Remainder of 2022	$5,260	(2,365)	2,895
2023	877	(394)	483
Total minimum payments required	$6,137	$(2,759)	$3,378

11. Income Taxes

For the three and six months ended June 30, 2022, we did not recognize provision for income taxes due to our pre-tax book loss as we continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. For the three and six months ended June 30, 2021, we recorded a benefit from income tax of $1.0 million and a provision for income tax of $0.8 million. The benefit from and the provision for income tax for the three and six months ended June 30, 2021 were determined using our effective tax rate on our year-to-date income (loss). We estimated a state tax liability over our pre-tax income (loss) for 2021, which was primarily due to revenue recognized for the Lilly Agreement. We did not estimate a provision for federal income taxes due to the sufficient net operating loss carryforwards that were generated prior to enactment of the Tax Cuts and Jobs Act, as well as our ability to utilize significant research and development credit carryforwards.

12. Subsequent Events

License and Transition Services Agreement with Forma

On July 27, 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of R/R AML and other malignancies. Pursuant to the terms of the license and transition services agreement, we will pay an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. The potential development and regulatory milestone payments of $67.5 million include a $2.5 million payment upon achievement of a certain near-term regulatory milestone, a $5.0 million payment upon the first regulatory approval of the licensed product, and $10.0 million payment upon the licensed product’s first commercial sale subject to certain other conditions. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portion of our sublicensing revenue, subject to certain standard reductions and offsets.

Third Amendment to Credit Facility with MidCap

On July 27, 2022, we entered into the Third Amendment to our Credit Agreement with MidCap, which, among other things, (i) extended the maturity date for the term loans to September 1, 2026, (ii) extended the interest-only period for the term loans to October 1, 2024, (iii) reset the prepayment fee applicable to the term loans, (iv) grant a lien to MidCap over our intellectual property, (v) revised the financial covenants and (vi) changed the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (SOFR), as defined in the amended Credit Agreement. On the same day, $10.0 million was funded (Tranche 4).

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. Our financial results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our expectations regarding the impact of the global COVID-19 pandemic; our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of TAVALISSE in the US and in Europe; risks that the FDA, EMA or other regulatory authorities may make adverse decisions regarding fostamatinib; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our portfolio also includes olutasidenib, an oral, small molecule inhibitor of mIDH1 being investigated for the treatment of R/R AML and other malignancies. We in-licensed olutasidenib from Forma with exclusive, worldwide rights to develop, manufacture, and commercialize the investigational agent. See further discussions in the “Business Update – License and Transition Services Agreement with Forma” section below.

We conducted a Phase 3 clinical trial evaluating fostamatinib for the treatment of wAIHA. Fostamatinib is also currently being studied in a Phase 3 clinical trial for the treatment of hospitalized high-risk patients with COVID-19; and a NIH/NHLBI sponsored Phase 3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients.

Our other clinical programs include our IRAK inhibitor program and a RIPK1 inhibitor program in clinical development with partner Lilly. In addition, we have product candidates in clinical development with partners BerGenBio and Daiichi.

Business Update

TAVALISSE IN ITP

For the six months ended June 30, 2022, net product sales of TAVALISSE were $34.7 million, an 18% increase compared to the same period in 2021. The increase in our net product sales was primarily driven by the increase in quantities sold as well as the increase in price per bottle of TAVALISSE. These increases were partially offset by the increase in revenue reserves mainly due to higher rebates on recent contracts entered with certain Pharmacy Benefits Managers (PBMs), and higher government program rebates. Our first quarter net sales are typically impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

We continue to deploy resources to enable our field-based employees to continue to engage with health care providers, either in-person or virtually. These engagements have enabled our field team to support existing prescribers, as well as develop relationships with new prescribers to identify appropriate patients for TAVALISSE. Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our ability to grow our product sales. Starting in 2021, we began to see an increase in in-person engagements with health care providers, while also maintaining our level of virtual engagements. In the third quarter of 2021, we expanded our sales force by increasing our territories. In the fourth quarter of 2021, we saw an increasing trend of in-person engagements until the Omicron variant surge in December 2021 which again limited our access. In 2022, we have seen increasing demand for TAVALISSE as in-person interactions have increased and more patients have started therapy. As we see the declining trend in number of COVID-19 cases, we expect to continue to increase the in-person engagements with health care providers.

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

Fostamatinib in wAIHA

In June 2022, we announced top-line efficacy and safety data results of our FORWARD study, a Phase 3 pivotal trial of fostamatinib, an oral SYK inhibitor, in patients with wAIHA, which we initiated in March 2019. We completed the enrollment of our FORWARD study in November 2021 with 90 patients enrolled and completed the treatment period for the last patient under the study in April 2022. The results of the trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. For more detailed discussions of the results of the trial, refer to “Clinical Stage Programs” section below. We are conducting an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and expect to discuss these findings with the FDA to determine the path forward in wAIHA.

Of the 90 patients that completed the FORWARD Phase 3 study, 71 (79%) enrolled in the open-label extension study which is ongoing. Data from this study will be reported later.

Fostamatinib in Hospitalized COVID-19 patients

In April 2021, we reported positive top-line results from a multi-center, Phase 2 clinical trial sponsored by the NIH/NHLBI, evaluating the safety of fostamatinib, our oral SYK inhibitor, for the treatment of hospitalized patients with COVID-19. The trial met its primary endpoint of comparable safety than standard of care (SOC) and showed broad and consistent improvement in numerous efficacy endpoints, including mortality, ordinal scale assessment, and number of days in the ICU. In May 2021, the trial data were submitted as part of a request for an Emergency Use Authorization (EUA) from the FDA for the fostamatinib as a treatment for hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 were insufficient to support an EUA. In September 2021, the data from the NIH/NHLBI-sponsored Phase 2 trial was published in Clinical Infectious Diseases, an official publication of the Infectious Disease Society of America.

In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. In July 2022, we completed enrollment with 280 patients in our pivotal Phase 3 clinical trial evaluating fostamatinib in high-risk patients hospitalized with COVID-19. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. We expect to report top-line results in fourth quarter of 2022 and if the data is positive, file an EUA with the FDA.

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

Under the terms of the license agreement, we were entitled to receive a non-refundable and non-creditable upfront cash payment amounting to $125.0 million, which we received in April 2021. We are also entitled for additional milestone payments for non-CNS disease products consisting of up to $330.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones, and up to $100.0 million in sales milestone payments on a product-by-product basis. In addition, depending on the extent of our co-funding of R552 development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We are also eligible to receive milestone payments for CNS disease products consisting of up to $255.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones and up to $150.0 million in sales milestone payments on a product-by-product basis. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

Lilly continues to advance R552, a potent and selective RIPK1 inhibitor, with the initial Phase 2 study in an immunologic disease indication anticipated to begin in the first half of 2023. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in Tumor Necrosis Factor (TNF) signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and Amyotrophic Lateral Sclerosis (ALS).

License and Transition Services Agreement with Forma

On July 27, 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of R/R AML and other malignancies. Pursuant to the terms of the license and transition services agreement, we will pay an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. The potential development and regulatory milestone payments of $67.5 million include a $2.5 million payment upon achievement of certain near-term regulatory milestone, a $5.0 million payment upon the first regulatory approval of the licensed product, and $10.0 million payment upon the licensed product’s first commercial sale subject to certain other conditions. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portions of our sublicensing revenue, subject to certain standard reductions and offsets.

Forma has submitted an NDA for olutasidenib to the FDA and the Prescription Drug User Fee Act (PDUFA) action date for the application is February 15, 2023. Olutasidenib is highly synergistic with our existing hematology-oncology focused commercial infrastructure and if approved, would be our second commercial product in this space.

Patent Infringement Lawsuit

In June 2022, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by Annora Pharma Private Limited (Annora), requesting approval to market a generic version of TAVALISSE. On July 25, 2022, we filed a lawsuit in the United States District Court for the District of New Jersey against Annora for infringement of certain of our US patents. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

The ultimate impact of the COVID-19 pandemic on our business and financial condition is highly uncertain and subject to change, and as such, we cannot ascertain the full extent of the impacts on our sales of our products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners and our clinical and regulatory activities. Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers, which negatively affected our ability to grow our product sales and may continue to negatively affect our product sales in the future. Resources have been deployed to enable our field team to have virtual engagements to support existing prescribers as well as partner with new prescribers to identify appropriate patients for TAVALISSE. Other commercial related activities, such as our marketing programs, speaker bureaus, and market access initiatives that were in live forums have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. During 2021, we began to see an increase in in-person engagements with health care providers, particularly as we completed our sales force expansion in the third quarter of 2021, which increased the territories we cover. That growth of in-person interactions continued until December 2021 when the Omicron variant surge, which again limited our access. In 2022, we have seen increasing demand for TAVALISSE as in-person interactions have increased and more patients have started therapy. As we see the declining trend in number of COVID-19 cases, we expect to continue to increase the in-person engagements with health care providers. We have plans in place to continue implementing both virtual and live initiatives to ensure we are able to meet the needs of health care providers as the pandemic continues to evolve.

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

TAVALISSE was approved by the FDA in April 2018 for the treatment of ITP in adult patients who have had an insufficient response to a previous treatment, and successfully launched in the US in May 2018. In January 2020, the EC granted our Marketing Authorization Application (MAA) in Europe for fostamatinib (TAVLESSE) for the treatment of chronic ITP in adult patients who are refractory to other treatments. In February 2020, Kissei Pharmaceutical Co., Ltd. (Kissei) was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic idiopathic thrombocytopenic purpura.

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

Other products in the US that are approved by the FDA to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis International AG (Novartis)), Nplate® (Amgen, Inc.) and DOPTELET® (Swedish Orphan Biovitrum AB). In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic version of TAVALISSE that is the subject of an ANDA submitted to the FDA by Annora, which if approved, could result in significant decreases in the revenue derived from sale of TAVALISSE and thereby materially harm our business and financial condition.

Fostamatinib in Global Markets

We have entered into various license agreements to commercialize fostamatinib globally. The following describes the arrangements we have in place with Grifols, Kissei, Medison and Knight. We retain the global rights to fostamatinib outside of the Grifols, Kissei, Medison and Knight territories.

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

We are responsible for performing and funding certain development activities for fostamatinib for ITP and AIHA and Grifols is responsible for all other development activities for fostamatinib in such territories. We remain responsible for the manufacturing and supply of fostamatinib for all development and commercialization activities under the agreement. Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million. In January 2020, the European Commission (EC) granted a MA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a $20.0 million non-refundable milestone payment, comprised of a $17.5 million payment due upon MAA approval by the EMA of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in Europe and Turkey.

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

In September 2019, Kissei initiated a Phase 3 trial in Japan of fostamatinib in adult patients with chronic ITP. The efficacy and safety of orally administered fostamatinib will be assessed by comparing it with placebo in a randomized, double-blind study. Japan has the third highest prevalence of chronic ITP in the world behind the US and Europe. In February 2020, Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP. In December 2021, Kissei reported positive top-line results for a Phase 3 clinical trial of fostamatinib in adult Japanese patients with chronic ITP, meeting its primary endpoint. The Phase 3 clinical study showed that patients receiving fostamatinib achieved a stable platelet response significantly higher than patients receiving a placebo control. A stable platelet response was defined as achieving greater than or equal to 50,000 platelets per μL of blood on at least four of the last six scheduled visits between weeks 14 and 24 of treatment. Based on the positive Phase 3 results, in April 2022, Kissei has submitted an NDA to Japan’s Pharmaceuticals and Medical Devices Agency for fostamatinib in chronic ITP. With this milestone event, during the second quarter of 2022, we received $5.0 million non-refundable and non-creditable payment from Kissei based on the terms of our collaboration agreement, and such amount was recognized as revenue in the second quarter of 2022.

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

Fostamatinib in Latin America

In May 2022, we entered into commercial license agreement with Knight for the commercialization of fostamatinib for approved indications in Latin America, consisting of Mexico, Central and South America, and the Caribbean (Knight territory). Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under a Commercial and Supply Agreement.

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

In March 2019, we initiated our wAIHA pivotal Phase 3 clinical study of fostamatinib, known as the FORWARD study. The clinical trial protocol calls for a placebo-controlled study of 90 patients with primary or secondary wAIHA who have failed at least one prior treatment. The primary endpoint is a durable Hgb response, defined as Hgb >10 g/dL and >2 g/dL increase from baseline and durability measure, with the response not being attributed to rescue therapy. In November 2020, we reached an agreement with the FDA on the durable response measure for the primary efficacy endpoint of the study as well as the inclusion of additional secondary endpoints. In November 2021, we completed the enrollment of this study. In April 2022, we completed the treatment period for the last patient under the study. In June 2022, we announced top-line efficacy and safety data from the FORWARD study with 90 patients. Patients were randomized 1:1 to receive fostamatinib or matching placebo twice daily for 24 weeks. The primary efficacy endpoint of Hgb response was defined as achieving a Hgb ≥10 g/dL with an increase from baseline ≥2 g/dL on three consecutive available visits during the 24-week treatment period. The trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. The trial also included key secondary endpoints, including hemoglobin response on at least one visit, change in Hgb from baseline of ≥2 g/dL, use of permitted rescue therapy after week 4, change in Hgb from baseline to end of treatment and change from baseline to week 24 in FACIT-F scale. Across the trial's overall patient population, fostamatinib was generally well-tolerated. The safety profile of the product was consistent with prior clinical experience and no new safety issues were discovered. The most common adverse events (≥10%) with fostamatinib and placebo were diarrhea (26.7% and 6.7%), hypertension (24.4% and 17.8%), fatigue (15.6% and 11.1%), pyrexia (13.3% and 6.7%), nausea (13.3% and 8.9%), and dyspnea (13.3% and 11.1%). Treatment-related serious adverse events were 6.7% (3/45) for fostamatinib and 4.4% (2/45) for placebo. There were five deaths on the study (2 with fostamatinib and 3 with placebo), all of which were determined to be unrelated to study drug. The safety results were consistent with the overall safety profile data collected to date, which includes more than 3,900 patients across multiple diseases. We are conducting an in-depth analysis of these data to understand the patient disease characteristics and outcomes and expect to discuss these findings with the FDA to determine the path forward in wAIHA.

Of the 90 patients that completed the FORWARD Phase 3 study, 71 (79%) enrolled in the open-label extension study which is ongoing. Data from this study will be reported later.

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

Rigel-led Phase 3 Trial. In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. In January 2021, we were awarded $16.5 million from the US Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) to support this Phase 3 clinical trial. This multi-center, double-blind, placebo-controlled, adaptive design study randomly assigns either fostamatinib plus SOC or matched placebo plus SOC (1:1) to targeted evaluable patients. Treatment is administered orally twice daily for 14 days with follow up to day 60. In December 2021, we expanded the inclusion criteria to include patients with more severe disease (NIAID Ordinal Scale 6) to more accurately reflect the clinically predominant patient population hospitalized with COVID-19 and help speed enrollment. In collaboration with the FDA and Department of Defense, we also updated the primary endpoint for the study from progression to severe disease within 29 days, to the number of days on oxygen through day 29. This endpoint allows for closer comparison of the results with earlier results from the NIH/NHLBI Phase 2 trial with fostamatinib and various other NIH-sponsored trials, such as ACTIV-4, which uses a similar outcome measure as a primary endpoint. In July 2022, we completed enrollment with 280 patients in our pivotal Phase 3 clinical trial evaluating fostamatinib in high-risk patients hospitalized with COVID-19. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. We expect to report top-line results in fourth quarter of 2022 and if the data is positive, file an EUA with the FDA.

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

We continue to advance the development of our IRAK1/4 program, completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive safety results in 2021.  In January 2022, we received clearance from the FDA on our clinical trial design to explore R289 in low-risk myelodysplastic syndromes (LR MDS). The open-label, Phase 1b study will determine the tolerability and preliminary efficacy of R289 in patients with LR MDS who are relapsed, refractory/resistant, intolerant or have inadequate response to prior therapies such as erythropoietin (EPO), thrombopoietin (TPO), luspatercept, or hypomethylating agents (HMAs) for MDS. We are also exploring indications in rare immune diseases.

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

Research/Preclinical Programs

We are conducting proprietary research in the broad disease areas of inflammation/immunology, immuno-oncology and cancers. Within these disease areas, our researchers are investigating mechanisms of action of our clinical-stage compounds potentially revealing and expanding their clinical utility into novel indications or additional biological pathophysiology aspects of disease, as well as screening compounds against potential novel targets and optimizing those leads that appear to have the greatest potential.

Commercialization and Sponsored Research and License Agreements

For a discussion of our Sponsored Research and License Agreements and Government Contract, see “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended June 30, 2022 and 2021

Revenues

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Product sales, net	$18,550	$17,053	$1,497	$34,747	$29,429	$5,318
Contract revenues from collaborations	11,269	3,713	7,556	11,807	69,355	(57,548)
Government contract	—	5,500	(5,500)	—	8,500	(8,500)
Total revenues	$29,819	$26,266	$3,553	$46,554	$107,284	$(60,730)

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
McKesson Specialty Care Distribution Corporation	34%	33%	36%	13%
Kissei	25%	*	16%	*
Cardinal Healthcare	16%	13%	20%	*
ASD Healthcare and Oncology Supply	12%	36%	19%	13%
Lilly	*	16%	*	65%

Net product sales during the periods presented pertained to sales of TAVALISSE in the US, net of chargebacks, discounts and fees, government and other rebates and returns. For the three and six months ended June 30, 2022, net product sales of TAVALISSE increased by 9% and 18%, respectively, compared to the same periods in 2021. The increases were primarily driven by the increase in quantities sold mainly due to the recent sales force expansion and increased in-person engagements, as well as the increase in price per bottle of TAVALISSE. These increases were partially offset by the increase in revenue reserves mainly due to higher rebates on contracts we recently entered with certain PBMs, and higher government program rebates. Our first quarter net sales are typically impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

Contract revenues from collaborations in the three and six months ended June 30, 2022 were comprised of $7.5 million and $7.6 million, respectively, in revenue from Kissei related to a milestone payment and delivery of fostamatinib supply, $2.0 million for each of the periods in revenue related to our license agreement with Knight, $1.4 million and $1.7 million, respectively, in revenue related from Grifols related the research and development services and delivery of fostamatinib supply, and $0.3 million and $0.5 million, respectively, in revenue related to our license agreement with Lilly. Contract revenues from collaborations in the three and six months ended June 30, 2021 were comprised primarily of $3.3 million and $63.9 million, respectively, in revenue related to our license agreement with Lilly and $0.4 million in revenue for each periods related to the research and development services with Grifols. In addition, contract revenues in the six months ended June 30, 2021 include $4.0 million revenue related to grant of non-exclusive license of a certain patent to an unrelated third-party company and $1.0 million revenue for the delivery of drug supply under our collaboration agreement with Grifols recognized in the first quarter of 2021.

Government contract revenue was related to the income we recognized from the $16.5 million government award granted to us, pursuant to the agreement we entered in January 2021 with the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Through June 30, 2022, we recognized $10.5 million of revenue from this award and we expect to receive the remaining award of $6.0 million and will recognize as income throughout the period we conduct our clinical trial, when there is reasonable assurance that the conditions of the grant will be met, and the grant will be received.

Our potential future revenues may include product sales from TAVALISSE; payments from our collaboration partners and from new collaboration partners with whom we enter into agreements in the future, if any; and from existing government grants and any future grants we may be entitled to, if any; the timing and amount of which is unknown at this time. We cannot currently fully forecast the extent of the impacts that the COVID-19 pandemic may have on our revenues. Our net product sales may be impacted by changes to the government program rebates and new private payer rebate contracts we entered or may enter in the future. As of June 30, 2022, we had deferred revenues of $1.5 million, which we will recognize as revenue upon satisfaction of our remaining performance obligations under our respective collaboration agreements.

Cost of Product Sales

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Cost of product sales	$1,036	$129	$907	$1,157	$445	$712

The cost of product sales for the periods presented was related to our product, TAVALISSE, and sale of fostamatinib to our collaborative partners. Prior to the FDA approval in May 2018, manufacturing and related costs were charged to research and development expense. Therefore, these costs were not capitalized and as a result, are not fully reflected in the cost of product sales during the periods presented. We expect we will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical ingredient (API) that was produced prior to FDA approval until we sell TAVALISSE that includes newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we produce TAVALISSE in the future, our inventory cost in the condensed balance sheet and cost of product sales will increase reflecting the full cost of manufacturing.

The cost of product sales increased in the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to delivery of drug supply pursuant to our supply agreements with our collaborative partners, Grifols and Kissei. No material increases in our cost of product sales related to our sales of TAVALISSE in the US during the three and six months ended June 30, 2022, compared to the same periods in 2021.

Research and Development Expense

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Research and development expense	$14,767	$16,807	$(2,040)	$30,241	$33,633	$(3,392)
Stock-based compensation expense included in research and development expense	$458	$534	$(76)	$926	$1,120	$(194)

The decrease in research and development expense in the three months ended June 30, 2022 compared to the same period in 2021 was mainly due to decrease in personnel-related costs of $1.6 million primarily as a result of the restructuring of our early-stage research department in November 2021, decrease in research and development costs on our ongoing Phase 3 clinical trial on hospitalized COVID-19 patients of $2.5 million, decrease in research and development costs in our AIHA study of $0.9 million, and decrease in other various research and development expenses of $0.9 million. These decreases were partially offset by the increase in our research and development of our IRAK 1/4 inhibitor program of $2.7 million and increase in consulting and third-party services of $1.2 million.

The decrease in research and development expense in the six months ended June 30, 2022 compared to the same period in 2021 was mainly due to decrease in personnel-related costs of $2.7 million primarily as a result of the restructuring as discussed above, decrease in research and development costs on our ongoing Phase 3 clinical trial on hospitalized COVID-19 patients of $3.2 million, decrease in research and development costs in our AIHA study of $1.6 million, and decrease in other various research and development expenses of $1.3 million. These decreases were partially offset by the increase in our research and development of our IRAK 1/4 inhibitor program of $4.2 million, and increase in consulting and third-party services of $1.2 million.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs. We expect to continue to incur significant research and development expense as we continue our activities in our Phase 3 wAIHA, COVID-19 and other clinical studies. In November 2021, we completed enrollment of the wAIHA study and in April 2022, we completed the treatment period for the last patient under the study. In June 2022, we announced that top-line results from the trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. We are conducting an in-depth analysis of these data to understand the patient disease characteristics and outcomes and expect to discuss these findings with the FDA to determine the path forward in wAIHA. In July 2022, we completed the enrollment in our Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19 and expect to provide top-line results in the fourth quarter of 2022. In January 2021, the US Department of Defense awarded us a total of $16.5 million grant that will partially fund our Phase 3 clinical trial for hospitalized COVID-19 patients. Currently, we cannot fully forecast the scope the evolving effects of COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on, and timing of, clinical study results. We expect cost savings on our research and development costs because of reduction in workforce, primarily in the research organization. In November 2021, we exited our early-stage research to focus our resources on our mid to late-stage development programs and our commercialization efforts. We believe that this strategy will strengthen our ability to execute on near-term value drivers, such as growing ITP sales, expanding the addressable market for fostamatinib with wAIHA and COVID-19, and advancing our wholly-owned IRAK1/4 program in hematologic disease and immunology.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		From January 1, 2007*
	2022	2021	2022	2021	to June 30, 2022
Categories:
Research	$881	$2,292	$1,915	4,774	$266,147
Development	12,413	12,481	25,128	24,736	522,447
Other	1,473	2,034	3,198	4,123	265,634
	$14,767	$16,807	$30,241	$33,633	$1,054,228

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses for the three months ended June 30, 2022 and 2021 consisted of allocated facilities costs of $1.0 million and $1.5 million, respectively, and allocated stock-based compensation expense of $0.5 million for each of the periods. For the six months ended June 30, 2022 and 2021, allocated facilities costs was $2.3 million and $3.0 million, respectively, and allocated stock-based compensation expense was $0.9 million and $1.1 million, respectively. For the three and six months ended June 30, 2022 and 2021, a major portion of our total research and development expense was associated with our COVID-19, AIHA and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$26,981	$22,378	$4,603	$54,382	$44,499	$9,883
Stock-based compensation expense included in selling, general and administrative expense	$1,933	$1,772	$161	$4,672	$3,825	$847

Stock-based compensation expense for the six months ended June 30, 2022 include an incremental charge of approximately $0.8 million recorded in the first quarter of 2022 as a result of stock option modification in March 2022 related to the extension of exercise period of the stock option grants made to two former Board of Directors whose terms expired in May 2022.

The increase in selling, general and administrative expense in the three months ended June 30, 2022 compared to the same period in 2021 was mainly due to the increase in personnel-related costs and recruitment fees of $1.9 million, increase in costs of commercial activities of $1.5 million, increase in trainings, conferences and travel related costs of $0.7 million, and increase in other various sales, general and administrative costs of $0.5 million.

The increase in selling, general and administrative expense in the six months ended June 30, 2022 compared to the same period in 2021 was mainly due to the increase in personnel-related costs and recruitment fees of $4.3 million, increase in costs of commercial activities of $3.7 million, increase in trainings, conferences and travel related costs of $1.8 million, increase in stock-based compensation expense of $0.8 million primarily due to an incremental charge as discussed above, and increase in other various sales, general and administrative costs of $0.2 million. These increases were partially offset by the decrease in our consulting and third-party services of $0.9 million.

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

Interest Income and Interest Expense

	Three Months Ended June 30,		Aggregate	June 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Interest income	$42	$16	$26	$63	$17	$46
Interest expense	$(569)	$(1,759)	$1,190	$(1,774)	$(2,244)	$470

Interest income is primarily related to our interest-bearing cash and investment balances.

Interest expense is comprised primarily of interest on the outstanding term loan with MidCap and interest accreted on the outstanding financing liability associated with the license agreements with Lilly and Medison. The decrease in interest expense in the three and six months ended June 30, 2022, compared with the same periods in 2021, were mainly due to the timing of accretion of interest on the outstanding financing liability. During the three and six months ended June 30, 2022, no interest and $0.7 million interest, respectively, was recognized on the outstanding financing liability, compared to $1.4 million for each of the three and six months ended June 30, 2021. The decrease in interest expense as discussed above were partially offset by higher interest on our term loan with MidCap due to the increase in the outstanding term loan balance. In February 2022, we accessed additional $10.0 million term loan (Tranche 3) from our credit facility with MidCap.

Provision for Income Taxes

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$—	$(970)	$970	$—	801	$(801)

For the three and six months ended June 30, 2022, we did not recognize provision for income taxes due to our pre-tax book loss as we continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. The benefit from and the provision for income tax for the three and six months ended June 30, 2021 were determined using our effective tax rate on our year-to-date income (loss). We estimated a state tax liability over our pre-tax income (loss) for 2021, which was primarily due to revenue recognized for the Lilly Agreement. We did not estimate a provision for federal income taxes due to the sufficient net operating loss carryforwards that were generated prior to enactment of the Tax Cuts and Jobs Act, as well as our ability to utilize significant research and development credit carryforwards

Critical Accounting Policies and Use of Estimates

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

Liquidity and Capital Resources

Liquidity

As of June 30, 2022, we had approximately $89.2 million in cash, cash equivalents and short-term investments, as compared to approximately $125.0 million as of December 31, 2021. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(38,548)	$35,261
Investing activities	43,724	(42,127)
Financing activities	3,135	61,316
Net increase (decrease) in cash and cash equivalents	$8,311	$54,450

Net cash used in operating activities for the six months ended June 30, 2022 was primarily related to payments for our research and development programs and other operating expenses, partially offset by the proceeds from sales of TAVALISSE, and the timing of cash receipt from our collaboration partners and cash grant from the US Department of Defense. Net cash provided by operating activities for the six months ended June 30, 2021 was primarily due to the cash received from Lilly for the portion allocated as net transaction price of $67.1 million, proceeds from sales of TAVALISSE, and timing of cash receipt from our collaboration partners and cash grant from the US Department of Defense. These increases were partially offset by payments of our research and development programs and other operating expenses.

Net cash provided by investing activities for the six months ended June 30, 2022 comprises net maturities of short-term investments of $43.6 million and proceeds from disposal of assets of $0.3 million, partially offset by capital expenditures of $0.2 million. Net cash used in investing activities for the six months ended June 30, 2021 comprises net purchases of short-term investments of $41.6 million and capital expenditures of $0.5 million.

Net cash provided by financing activities for the six months ended June 30, 2022 was primarily due to the net cash proceeds from term loan financing (Tranche 3) of $9.9 million and proceeds from exercises of stock options and participation in the Purchase Plan of $1.5 million, partially offset by our payment of cost share to Lilly of $8.3 million. Net cash provided by financing activities for the six months ended June 30, 2021 was primarily due to the cash received from Lilly for the portion allocated as financing component amounting to $57.9 million, and proceeds from exercise of stock options and participation in the Purchase Plan of $3.4 million.

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

Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities, from sales of TAVALISSE beginning in May 2018, and contract payments under our collaboration agreements.

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of June 30, 2022, total future contingent payments to us under our existing agreements, excluding terminated or terminating agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements (based on a single product candidate under each agreement).This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In January 2021, we were awarded $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Under the agreement with the US Department of Defense, we are entitled to receive such award based on the agreed-upon payment schedule, subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. Through June 30, 2022, we recognized $10.5 million in revenue from this award and expect to receive the remaining awards of $6.0 million throughout the period of which we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

In August 2020, we entered into an Open Market Sale Agreement SM with Jefferies LLC, as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. In April 2021, the registration statement registering the sale of shares under the Open Market Sale Agreement expired. From the time of implementation of the Open Market Sale Agreement through expiration of the registration statement, no sales of shares occurred. On August 3, 2021, we filed a new automatic shelf registration statement as a qualified well-known seasoned issuer (WKSI), such term as defined in Rule 405 of the Securities Act. The automatic shelf registration statement was filed to register, among other securities, the sale of up to a maximum aggregate offering price of $100.0 million of shares of our common stock that may be issued and sold from time to time under the Open Market Sale Agreement; and a base prospectus which covers the offering, issuance, and sale by us of the securities identified from time to time in one or more offerings. On March 1, 2022, we filed a post-effective amendment to the automatic shelf registration statement immediately after filing our Annual Report on Form 10-K for the year ended December 31, 2021, because we no longer qualified as a WKSI upon filing of such Annual Report. The post-effective amendment was declared effective on May 3, 2022. The post-effective amendment registers, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement.

We have a Credit Agreement with MidCap entered in September 2019, and subsequently amended in March 2021, February 2022 and July 27, 2022. The Credit Agreement provides for $60.0 million term loan credit facility. As of June 30, 2022, we have a principal term loan outstanding with MidCap amounting to $30.0 million. On July 27 2022, we entered into the Third Amendment to our Credit Agreement with MidCap and on such date, an additional $10.0 million term loan was funded. To date, the facility gives us the ability to access an additional $20.0 million at our option, subject to the achievement of certain customary conditions. See further discussions of our Credit Agreement with MidCap in “Note 9 – Debt” and “Note 12 – Subsequent Events” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have a sublease agreement originally entered in December 2014, and subsequently amended in February 2017 and July 2017, with an unrelated third party to occupy a portion of our research and office space which expire in January 2023. As of June 30, 2022, we expect to receive approximately $2.8 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

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

As discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our global exclusive license agreement and strategic collaboration agreement with Lilly, we are responsible for funding the development costs for R552 in the US, Europe, and Japan, up to $65.0 million through April 1, 2024. Through June 30, 2022, Lilly billed us $8.3 million of the funding development costs and the amounts were fully paid as of June 30, 2022. We have the right to opt-out of co-funding of development costs at two different specified times. If we decide not to exercise our opt-out rights, we will be required to share in global development costs up to certain amounts at a specified cap, as set forth in the agreement.

As of June 30, 2022, we have a contractual commitment related to our facilities lease which will expire in January 2023 amounting to $6.1 million. This amount excludes the expected sublease income as discussed above.

As discussed above, we have a contractual commitment with respect to our credit facility with MidCap. Prior to the Third Amendment to Credit Agreement with MidCap, we are obligated to make interest payments at an annual rate of one-month LIBOR (or a comparable applicable index rate determined pursuant to the Credit Agreement if the LIBOR is no longer available) plus 5.65%, subject to a LIBOR floor of 1.50% and payable monthly in arrears, originally for the first 24 months and the interest plus principal amortization for the next 36 months. Our Credit Agreement provides us an option to extend the interest-only period to 36 months (first interest-only extension) and again to 48 months (second interest-only extension) upon the satisfaction of certain conditions set forth in the Credit Agreement. In June 2021, we satisfied the first interest-only extension conditions under the Initial Credit Agreement which effectively extended the interest-only period to 36 months or through October 1, 2022. Further, in June 2022, we satisfied the second interest-only extension conditions which effectively extended the interest-only period to 48 months or through October 1, 2023. As of June 30, 2022, the outstanding principal amount of the loan was $30.0 million, and no principal payments are due within 12 months under the current 48-month interest-only period. We are also obligated to pay annual administrative fees and a final fee due at maturity. Future interest and final fee payments associated with the credit facility amounted to $4.6 million, with $2.1 million payable within 12 months.

As discussed in detail in “Note 12 – Subsequent Events” of our “Notes to Condensed Financial Statements” contained Part I, Item 1 of this Quarterly Report on Form 10-Q, in July 2022, we entered into the Third Amendment to our Credit Agreement with MidCap, which among other things, extend the maturity date for the term loans to September 1, 2026, extend the interest-only period for the term loans to October 1, 2024, reset the prepayment fee applicable to the term loans, and change the interest rate benchmark from LIBOR to SOFR (as defined in the amended Credit Agreement). To date, the outstanding principal balance of the loan was $40.0 million.

Additionally, as discussed in detail in “Note 12 – Subsequent Events” of our “Notes to Condensed Financial Statements” contained Part I, Item 1 of this Quarterly Report on Form 10-Q, in July 2022, we entered into a license and transition services agreement with Forma. Pursuant to such agreement, we will pay Forma an upfront fee of $2.0 million, with potential for an additional development and regulatory milestone payments of up to $67.5 million, commercial milestone payments of up to $165.5 million, and tiered royalty payments.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments and outstanding loans. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the six months ended June 30, 2022 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. The notice letter included a Paragraph IV certification with respect to our US Patent Nos. 7,449,458, 8,263,122, 8,652,492, 8,771,648 and 8,951,504, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The notice letter asserts that these patents will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. Annora’s notice letter does not provide a Paragraph IV certification against our other patents listed in the Orange Book. On July 25, 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its subsidiaries Hetero Labs Ltd., and Hetero USA, Inc., for infringement of our US patents identified in Annora’s

Paragraph IV certification. These patents are listed in the FDA’s Orange Book and cover TAVALISSE. We intend to vigorously enforce and defend our intellectual property related to TAVALISSE.

We may also from time to time become a party or subject to other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings that we may be involved in the future, are claims that are subject to substantial uncertainties and unascertainable damages or other remedies.

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

Risk Factor Summary

●	Our prospects are highly dependent on our first commercial product, TAVALISSE (fostamatinib disodium hexahydrate). To the extent that the commercial success of TAVALISSE or fostamatinib in the US and respective territories outside of the US is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.
●	Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.
●	We may not be able to obtain EUA for fostamatinib for the treatment of hospitalized patients with COVID-19, and, even if we do, absent supplemental New Drug Application (NDA) approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.
●	We might not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates. If the results of our clinical trials do not meet the primary efficacy endpoints, or if the top-line data from the results of our clinical trials may not ultimately meet the requirements for an NDA approval by the FDA, or if the NDA submitted by Forma for olutasidenib to the FDA is not approved, the commercial prospects of our business may be harmed, and our ability to generate product revenues may be delayed or eliminated.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize TAVALISSE or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
●	If we are unable to successfully market and distribute TAVALISSE and retain experienced sales force, our business will be substantially harmed.
●	We are subject to stringent and evolving privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.

●	If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.
●	Unforeseen safety issues could emerge with TAVALISSE that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
●	We rely and may continue to rely on two distribution facilities for the sale of TAVALISSE and potential sale of any of our product candidates. If either or both of them become subject to adverse findings from inspections or face other difficulties to operate, then the distribution of TAVALISSE may be interrupted or otherwise adversely affected.

●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities and partnering.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, enrollment, obtaining regulatory approvals, obtaining and maintaining reimbursement in national markets and positive recommendation from HTA bodies, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. In future clinical trials, we or our partners may discover additional side effects and/or a higher frequency of side effects than those observed in previously completed clinical trials. The results of preliminary and mid-stage clinical trials do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous clinical trials. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical trials based on existing knowledge of the compounds. However, we cannot provide assurance that we will meet any of these timelines for clinical development. Additionally, the initial results of a completed earlier clinical trial of a product candidate do not necessarily predict final results and the results may not be repeated in later clinical trials.

Because of the uncertainty of whether the accumulated preclinical evidence (PK, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. For example, we initiated our FORWARD study, a Phase 3 pivotal trial of fostamatinib in patients with wAIHA in March 2019, completed the enrollment in November 2021 and completed the treatment period for the last patient under the study in April 2022. In June 2022, we announced top-line efficacy and safety data results of our FORWARD study, and the results of the trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. We are conducting an in-depth analysis of the data to better understand differences in patient characteristics and outcomes and expect to discuss these findings with the FDA to determine the path forward in wAIHA. Further, we have our Phase 3 clinical trial to evaluate safety and efficacy of fostamatinib in hospitalized COVID-19 patients which we launched in November 2020. In July 2022, we completed the enrollment on this study, and we expect to report top-line results before end of fiscal year 2022.

If the results of our Phase 3 clinical trial in wAIHA do not ultimately meet the requirements for an NDA approval by the FDA, or our Phase 3 clinical trial to further evaluate fostamatinib in hospitalized COVID-19 patients or any of our clinical trials fail to meet the primary efficacy endpoints, the commercial prospects of our business may be harmed, our ability to generate product revenues may be delayed or eliminated or we may be forced to undertake other strategic alternatives that are in our shareholders’ best interests, including cost reduction measures. If we are unable to obtain adequate financing or engage in a strategic transaction on commercially reasonable terms or at all, we may be required to implement further cost reduction strategies which could significantly impact activities related to our commercial efforts and/or research and development of our future product candidates, and could significantly harm our business, financial condition and results of operations. In addition, these cost reduction strategies could cause us to further curtail our operations or take other actions that would adversely impact our shareholders.

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

Enhanced governmental and public scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs may require us to modify our programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.*

To help patients afford our products, we have a manufacturer-sponsored patient assistance program that helps financially needy patients. This type of program has become the subject of enforcement scrutiny in recent years. For example, some pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. In addition, certain state and federal enforcement authorities have pursued investigations and settlements and members of Congress have initiated inquiries about manufacturer-sponsored patient support programs, including, for example, manufacturer-sponsored patient assistance programs, co-payment assistance programs, and manufacturer contributions to independent charitable patient assistance programs. Further, numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient support programs and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may be proposed that would establish requirements or restrictions with respect to these programs and/or support that would affect pharmaceutical manufacturers.

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

If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.*

Under the FDCA, the FDA can approve an ANDA for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form and route of administration and that it is bioequivalent to the branded product. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data FDA would expect to see for approval of a generic version of TAVALISSE.

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

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. The notice letter included a Paragraph IV certification with respect to our US Patent Nos. 7,449,458, 8,263,122, 8,652,492, 8,771,648 and 8,951,504, which are listed in the Orange Book. The notice letter asserts that these patents will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. Annora’s notice letter does not provide a Paragraph IV certification against our other patents listed in the Orange Book. On July 25, 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its subsidiaries Hetero Labs Ltd., and Hetero USA, Inc., for infringement of our US patents identified in Annora’s Paragraph IV certification. These patents are listed in the FDA’s Orange Book and cover TAVALISSE. We intend to vigorously enforce and defend our intellectual property related to TAVALISSE. We cannot assure you that such lawsuit will prevent the introduction of a generic version of TAVALISSE for any particular length of time, or at all. If an ANDA from Annora or any other generic manufacturer is approved, and a generic version of TAVALISSE is introduced, whether following the expiration of our patents, the invalidation of our patents as a result of any litigation, or the determination that the proposed generic product does not infringe on our patents, our sales of TAVALISSE would be adversely affected. In addition, we cannot predict what additional ANDAs could be filed by Annora or other potential generic competitors requesting approval to market generic forms of fostamatinib, which would require us to incur significant additional expense and result in distraction for our management team, and if approved, result in significant decreases in the revenue derived from sales of our marketed products and thereby materially harm our business and financial condition.

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

We have indebtedness in the form of a term loan pursuant to the Credit Agreement (as defined below) with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.*

We entered into the Credit Agreement with MidCap on September 27, 2019 (Closing Date) and amended the Credit Agreement on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment) and July 27, 2022 (Third Amendment). Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 9 – Debt” and “Note 12 – Subsequent Events” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1), in May 2020, an additional $10.0 million was funded (Tranche 2), and in February 2022, an additional $10.0 million was funded (Tranche 3). On July 27, 2022, we entered into the Third Amendment to our Credit Agreement with MidCap and at the closing of the Third Amendment, additional $10.0 million was funded. Following the amendment, to date, the Credit Agreement gives us the ability to access the following available credit facilities, an additional $20.0 million term aggregate principal amount of term loan facility subject to the satisfaction of applicable funding conditions which include minimum net revenue and compliance with financial covenants set forth in the Credit Agreement. If we are unable to satisfy these or other required conditions, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

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

We do not and will not have access to all information regarding fostamatinib and product candidates we licensed to Lilly, Kissei, Grifols, Medison and Knight.*

We do not and will not have access to all information regarding fostamatinib and other product candidates, including potentially material information about commercialization plans, medical information strategies, clinical trial design and execution, safety reports from clinical trials, safety reports, regulatory affairs, process development, manufacturing and other areas known by Lilly, Kissei, Grifols, Medison and Knight. In addition, we have confidentiality obligations under our respective agreements with Lilly, Kissei, Grifols, Medison and Knight. Thus, our ability to keep our shareholders informed about the status of fostamatinib and other product candidates will be limited by the degree to which Lilly, Kissei, Grifols, Medison and/or Knight keep us informed and allows us to disclose such information to the public. If Lilly, Kissei, Grifols, Medison and/or Knight fail to keep us informed about commercialization efforts related to fostamatinib, or the status of the clinical development or regulatory approval pathway of other product candidates licensed to them, we may make operational and/or investment decisions that we would not have made had we been fully informed, which may adversely affect our business and operations.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

For the six months ended June 30, 2022, we recognized loss from operations of $39.2 million primarily due to higher operating and non-operating expenses, partly offset by our net product sales and collaboration revenues. We have historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next 12 months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISSE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of June 30, 2022, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, especially due to the ongoing COVID-19 pandemic, is highly uncertain.

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

An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. For example, in June 2022, we received a notice letter from Annora advising that it has filed an ANDA with the FDA for a generic version of TAVALISSE and asserting that certain patents related to TAVALISSE that are listed in the Orange Book will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. In July 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora for infringement of those US patents. We intend to vigorously enforce and defend our intellectual property rights related to TAVALISSE. Should Annora or any other third parties receive FDA approval of an ANDA for a generic version of fostamatinib or a 505(b)(2) NDA with respect to fostamatinib, and if our patents covering fostamatinib were held to be invalid (or if such competing generic versions of fostamatinib were found to not infringe our patents), then they could introduce generic versions of fostamatinib or other such 505(b)(2) products before our patents expire, and the resulting competition would negatively affect our business, financial condition and results of operations. Please also see the risk factor entitled, “If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.”

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

Our stock price may be volatile, and our stockholders’ investment in our common stock could decline in value.*

The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	our ability to continue to sell TAVALISSE in the US;
●	our ability to enter into partnering opportunities across our pipeline;
●	the receipt or failure to receive the additional funding necessary to conduct our business;
●	selling of our common stock by large stockholders;
●	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	the announcement of regulatory applications, such as Annora’s ANDA, seeking approval of generic versions of our marketed products;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	publicity regarding actual or potential medical results relating to products under development by our competitors or us;
●	regulatory developments in the US and foreign countries;
●	changes in the structure of healthcare payment systems;
●	litigation or arbitration;
●	economic and other external factors or other disaster or crisis; and
●	period-to-period fluctuations in financial results.

If we fail to continue to meet the listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.*

Our common stock is currently listed on the Nasdaq Global Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

While we have a strong compliance effort in place to ensure we are complying with all requirements of law, our consulting or advisory contracts with our scientific consultants and advisors may be scrutinized under the Anti-Kickback Statute, the UK Bribery Act 2010, and other similar national legislation, which prohibits, among other things, companies from offering or paying anything of value as remuneration for ordering, purchasing, or recommending the ordering or purchasing of pharmaceutical and biological products that may be paid for, in whole or in part, by Medicare, Medicaid, or another federal healthcare program. Although there are several statutory exceptions and regulatory safe harbors that may protect these arrangements from prosecution or regulatory sanctions, our consulting and advising contracts may be subject to scrutiny if they do not fit squarely within an available exception or safe harbor.

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

On August 3, 2021, a new automatic shelf registration statement was filed by us, as a WKSI. The automatic shelf registration statement was filed to register, among other securities, the sale of up to a maximum aggregate offering price of $100.0 million of shares of our common stock that may be issued and sold from time to time under our Open Market Sale Agreement with Jefferies LLC., and a base prospectus which covers the offering, issuance, and sale by us of the securities identified above from time to time in one or more offerings. On March 1, 2022, we filed a post-effective amendment to the automatic shelf registration statement immediately after filing our Annual Report Form 10-K for the year ended December 31, 2021 because we no longer qualified as a WKSI upon filing of such Annual Report. The post-effective amendment was declared effective on May 3, 2022. The post-effective amendment registers, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement.

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

Risks Related to Clinical Development and Regulatory Approval

Enacted or future legislation, and/or potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and/or commercialize fostamatinib or our product candidates, once approved, and affect the prices we may set or obtain.*

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the US and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell fostamatinib or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Affordable Care Act was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the US pharmaceutical industry. On June 17, 2021, the US Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the law. Prior to the Supreme Court’s decision, President Biden issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

In the US, the EU and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. In the US, there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer-sponsored patient assistance programs, and reform government program reimbursement methodologies for drugs. The former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection under the federal Anti-Kickback Statute for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The implementation of the rule has been delayed by ongoing litigation and a Congress-passed moratorium on implementation before January 1, 2026. The rule also creates a new safe harbor manufacturer for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between PBMs and manufacturers, the implementation of which have also been delayed until January 1, 2026. Most recently, on June 16, 2022, the Federal Trade Commission issued a policy statement stating its intension to increase enforcement scrutiny of “exclusionary rebates” to PBMs and other intermediaries that “foreclose competition.”

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which, among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. More recently, the temporary suspension of the 2% reduction in Medicare payments to providers that was instituted in the wake of the COVID-19 pandemic expired on July 1, 2022, with the 2% reduction set to remain in effect until 2031 unless additional Congressional action is taken.

The Biden administration has also taken executive action to address drug pricing and other healthcare policy changes. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the US economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Most recently, on May 10, 2022, the Biden Administration announced a plan to combat inflation that included a call to Congress to lower prescription drug costs and health premiums by allowing Medicare to negotiate drug prices, penalizing drug companies that raise prices faster than inflation, and making other needed reforms to lower drug prices. Congress has also continued to conduct inquiries into the prescription drug industry’s pricing practices.

Furthermore, the increased emphasis on managed healthcare in the US and on country and regional pricing and reimbursement controls in the EU and the UK will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the health care industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Delays in clinical testing could result in increased costs to us.*

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities, whether due to the impacts of the ongoing COVID-19 pandemic, the Russian-Ukrainian conflict or otherwise. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

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

We may not be able to obtain an EUA for fostamatinib for the treatment of hospitalized patients with COVID-19, and, even if we do, absent supplemental NDA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.*

Based on the results of the NIH/NHLBI-sponsored Phase 2 trial, in May 2021, we filed an EUA for the use of fostamatinib for the treatment of hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 was insufficient for EUA. In July 2022, we completed enrollment with 280 patients in our pivotal Phase 3 clinical trial evaluating fostamatinib in high-risk patients hospitalized with COVID-19. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. We expect to report top-line results in fourth quarter of 2022 and if the data is positive, file an EUA with the FDA.Section 564 of the FDCA allows the FDA to authorize the shipment of drugs, biological products, or medical devices that either lack required approval, licensure, or clearance (unapproved products), or are approved but are to be used for unapproved ways to diagnose, treat, or prevent serious diseases or conditions in the event of an emergency declaration by the HHS Secretary.

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

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.*

In April 2018, the FDA had approved TAVALISSE for the treatment of adult patients with chronic ITP who have had insufficient response to previous treatment. We launched fostamatinib in the US on our own in late May 2018. In January 2019, we entered into an exclusive commercialization license agreement with Grifols to commercialize fostamatinib for the treatment, palliation, or prevention of human diseases, including chronic or persistent immune ITP, AIHA, and IgAN in Europe and Turkey. In October 2018, we entered into an exclusive license and supply agreement with Kissei for the development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea. In October 2019, we also entered into two exclusive license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. In May 2022, we entered into commercial license agreement with Knight Therapeutics International SA (Knight) for the commercialization of fostamatinib for approved indications in Latin America, consisting of Mexico, Central and South America, and the Caribbean. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping. If we or our suppliers encounter manufacturing, quality or compliance difficulties with respect to TAVALISSE or any of our product candidates, when and if approved, whether due to the impacts of the ongoing COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial conditions, results of operations and growth prospects.

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

We may be unable to expand our product pipeline, which could limit our growth and revenue potential.*

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

Apart from our internal discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant product candidates. In July 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of R/R AML and other malignancies. Forma has submitted an NDA for olutasidenib to the FDA with action date for the FDA to complete its review under the PDUFA on February 15, 2023. If approved, olutasidenib has the opportunity to be our second commercial product and is highly synergistic with our existing hematology-oncology focused commercial infrastructure. The in-licensing and acquisition of product candidates is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms that would allow us to realize an appropriate return on our investment. If we are unable to develop suitable product candidates through internal discovery efforts, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, or if we are unable to successfully obtain rights to additional suitable product candidates, our business and prospects for growth could suffer. Even if we succeed in our efforts to obtain rights to suitable product candidates, the competitive business environment may result in higher acquisition or licensing costs, and our investment in these potential products will remain subject to the inherent risks associated with the development and commercialization of new medicines. In certain circumstances, we may also be reliant on the licensor for the continued development of the in-licensed technology and their efforts to safeguard their underlying intellectual property.

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

We cannot assure you that any future application for orphan drug designation with respect to any other product candidate will be granted. If we are unable to obtain orphan drug designation with respect to other product candidates in the US, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even though we have received orphan drug designation for fostamatinib for the treatment of ITP and wAIHA in the US, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products or we might not maintain our orphan drug designation. In addition, exclusive marketing rights in the US for fostamatinib for the treatment of ITP, wAIHA or any future product candidate may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent 11th Circuit decision. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including Kissei’s development and commercialization of fostamatinib in all indications in Japan, China, Taiwan, and the Republic of Korea, Grifols’ commercialization of fostamatinib in Europe and Turkey, Medison for future commercialization of fostamatinib in Canada and Israel, and Knight for commercialization of fostamatinib in Latin America. As a consequence of our license agreements with Kissei, Grifols, Medison and Knight, we rely heavily upon their regulatory, commercial, medical affairs, market access and other expertise and resources for commercialization of fostamatinib in their respective territories outside of the US. We cannot control the amount of resources that our partners dedicate to the commercialization of fostamatinib, and our ability to generate revenues from the commercialization of fostamatinib by our partners depends on their ability to achieve market acceptance of fostamatinib in its approved indications in their respective territories.

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

We have established our distribution, sales, marketing and market access capabilities, all of which will be necessary to successfully commercialize TAVALISSE. As a result, we will be required to expend significant time and resources to market, sell, and distribute TAVALISSE to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies we have developed, including our virtual strategies in response to the restrictions and limitations resulting from the COVID-19 pandemic, or the distribution, sales, marketing and market access capabilities that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of TAVALISSE. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed. In addition, we actively participate in medical conferences and exhibits, such as the American Society of Clinical Oncology (ASCO) and American Society of Hematology (ASH) Annual Meeting & Exposition that are significant opportunities for us to educate physicians and key opinion leaders about TAVALISSE. ASCO was held in Chicago, Illinois as well as virtually in June 2022, and ASH is scheduled to take place in New Orleans, Louisiana as well as virtually in December 2022, However, it is uncertain if in the future other key conferences will be held live, virtually, postponed or cancelled. Such disruptions may prevent us from effectively educating the prescribing physicians and key opinion leaders about TAVALISSE which would negatively impact utilization of TAVALISSE and our results of operations and growth prospects could be adversely affected.

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

Our clinical trials may fail to produce results satisfactory to the FDA or regulatory authorities in other jurisdictions. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or supplemental NDA and decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of fostamatinib for any individual, additional indications.

Due to the ongoing COVID-19 pandemic, it is also possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19 or other public health emergencies, which could delay or limit our ability to make planned regulatory submissions or develop and commercialize our product candidates on anticipated timelines.

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

The transition away from the LIBOR could affect the value of certain short-term investments.*

The UK’s Financial Conduct Authority (FCA), which regulates LIBOR, has announced plans to phase out the use of LIBOR discontinued as a floating rate benchmark. The date of discontinuation will vary depending on the LIBOR currency and tenor. The FCA has announced that, after specified dates, LIBOR settings will cease to be provided by any administrator or will no longer be representative. Those dates are: (i) June 30, 2023, in the case of the principal US dollar LIBOR tenors (overnight and one, three, six and 12 months); and (ii) December 31, 2021, in all other cases (i.e., one-week and two-month US dollar LIBOR and all tenors of non-US dollar LIBOR). LIBOR has been the principal floating rate benchmark in the financial markets, and its discontinuation has affected and will continue to affect the financial markets generally and may also affect our operations specifically.

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

We have certain short-term investments which include financial instruments subject to LIBOR. Our debt facility with MidCap was subject to LIBOR prior to the Third Amendment to the Credit Agreement entered in July 2022, whereby the interest rate benchmark was changed from LIBOR to SOFR (as defined in the amended Credit Agreement). There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on certain instruments into which we may enter in the future are not known. The transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, result in expenses, difficulties, complications or delays in connection with future financing efforts, which could have an adverse impact on our business, financial condition and results of operations.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2022

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	August 2, 2022