Form 10-Q
period 2022-09-30
RIGEL PHARMACEUTICALS INC
filed 2022-11-03
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of October 28, 2022, there were 172,836,336 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2022	2021(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,866	$18,890
Short-term investments	51,776	106,077
Accounts receivable, net	15,525	15,472
Inventories	7,116	6,616
Prepaid and other current assets	6,157	7,412
Total current assets	110,440	154,467
Property and equipment, net	1,694	2,184
Operating lease right-of-use asset	2,991	9,703
Other assets	484	974
	$115,609	$167,328
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,721	$3,795
Accrued compensation	8,773	10,690
Accrued research and development	7,574	10,384
Other accrued liabilities	17,602	12,691
Lease liabilities, current portion	3,314	9,892
Deferred revenue	1,369	2,596
Other long-term liabilities, current portion	5,912	13,506
Total current liabilities	47,265	63,554

Long-term portion of lease liabilities	—	759
Loans payable, net of discount	39,468	19,914
Other long-term liabilities	48,710	52,727

Commitments

Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	173	172
Additional paid-in capital	1,364,139	1,354,190
Accumulated other comprehensive loss	(286)	(102)
Accumulated deficit	(1,383,860)	(1,323,886)
Total stockholders’ equity (deficit)	(19,834)	30,374
	$115,609	$167,328
(1)	The balance sheet as of December 31, 2021 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 1, 2022.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$19,188	$16,012	$53,935	$45,441
Contract revenues from collaborations	722	4,531	12,529	73,886
Government contract	2,500	1,000	2,500	9,500
Total revenues	22,410	21,543	68,964	128,827

Costs and expenses:
Cost of product sales	250	151	1,407	596
Research and development	14,666	18,300	44,907	51,933
Selling, general and administrative	25,897	22,877	80,279	67,376
Total costs and expenses	40,813	41,328	126,593	119,905

Income (loss) from operations	(18,403)	(19,785)	(57,629)	8,922
Interest income	192	14	255	31
Interest expense	(826)	(1,317)	(2,600)	(3,561)
Income (loss) before income taxes	(19,037)	(21,088)	(59,974)	5,392
Provision for (benefit from) income taxes	—	(136)	—	665
Net income (loss)	$(19,037)	$(20,952)	$(59,974)	$4,727

Net income (loss) per share
Basic	$(0.11)	$(0.12)	$(0.35)	$0.03
Diluted	$(0.11)	$(0.12)	$(0.35)	$0.03

Weighted average shares used in computing net income (loss) per share
Basic	172,836	170,886	172,256	170,297
Diluted	172,836	170,886	172,256	176,452

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(19,037)	$(20,952)	$(59,974)	$4,727
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	152	1	(184)	12
Comprehensive income (loss)	$(18,885)	$(20,951)	$(60,158)	$4,739

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of January 1, 2022	171,602,226	$172	$1,354,190	$(102)	$(1,323,886)	$30,374
Net loss	—	—	—	—	(27,445)	(27,445)
Net unrealized loss on short-term investments	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of options	420,521	—	940	—	—	940
Issuance of common stock upon vesting of restricted stock units	22,500	—	—	—	—	—
Stock-based compensation expense	—	—	3,243	—	—	3,243
Balance as of March 31, 2022	172,045,247	$172	$1,358,373	$(416)	$(1,351,331)	$6,798
Net loss	—	—	—	—	(13,492)	(13,492)
Net unrealized loss on short-term investments	—	—	—	(22)	—	(22)
Issuance of common stock upon exercise of options and participation in Purchase Plan	609,839	1	598	—	—	599
Issuance of common stock upon vesting of restricted stock units	181,250	—	—	—	—	—
Stock-based compensation expense	—	—	2,440	—	—	2,440
Balance as of June 30, 2022	172,836,336	$173	$1,361,411	$(438)	$(1,364,823)	$(3,677)
Net loss	—	—	—	—	(19,037)	(19,037)
Net unrealized gain on short-term investments	—	—	—	152	—	152
Stock-based compensation expense	—	—	2,728	—	—	2,728
Balance as of September 30, 2022	172,836,336	$173	$1,364,139	$(286)	$(1,383,860)	$(19,834)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2021	169,316,782	$169	$1,339,833	$(4)	$(1,305,972)	$34,026
Net income	—	—	—	—	39,500	39,500
Net unrealized gain on short-term investments	—	—	—	3	—	3
Issuance of common stock upon exercise of options	813,854	1	2,096	—	—	2,097
Stock-based compensation expense	—	—	2,672	—	—	2,672
Balance as of March 31, 2021	170,130,636	$170	$1,344,601	$(1)	$(1,266,472)	$78,298
Net loss	—	—	—	—	(13,821)	(13,821)
Net unrealized gain on short-term investments	—	—	—	8	—	8
Issuance of common stock upon exercise of options and participation in Purchase Plan	711,847	1	1,318	—	—	1,319
Stock-based compensation expense	—	—	2,306	—	—	2,306
Balance as of June 30, 2021	170,842,483	$171	$1,348,225	$7	$(1,280,293)	$68,110
Net loss	—	—	—	—	(20,952)	(20,952)
Net unrealized gain on short-term investments	—	—	—	1	—	1
Issuance of common stock upon exercise of options	127,265	—	274	—	—	274
Stock-based compensation expense	—	—	2,237	—	—	2,237
Balance as of September 30, 2021	170,969,748	$171	$1,350,736	$8	$(1,301,245)	$49,670

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$(59,974)	4,727
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,305	7,147
Gain on disposal of assets	(465)	—
Depreciation and amortization	714	758
Non-cash interest expense	682	2,314
Net amortization and accretion of discount on short-term investments and term loan	116	171
Changes in assets and liabilities:
Accounts receivable, net	(53)	982
Inventories	(394)	(5,325)
Prepaid and other current assets	1,255	8,113
Other assets	490	(111)
Right-of-use assets	6,712	6,071
Accounts payable	(999)	(656)
Accrued compensation	(1,917)	(131)
Accrued research and development	(2,810)	4,586
Other accrued liabilities	4,911	2,563
Lease liability	(7,337)	(6,384)
Deferred revenue	(1,227)	139
Other current and long-term liabilities	142	—
Net cash provided by (used in) operating activities	(51,849)	24,964
Investing activities
Purchases of short-term investments	(26,049)	(117,076)
Maturities of short-term investments	80,062	31,200
Proceeds from disposal of assets	543	—
Capital expenditures	(377)	(648)
Net cash provided by (used in) investing activities	54,179	(86,524)
Financing activities
Cost share advance from collaboration partner	—	57,900
Cost share payments to a collaboration partner	(12,435)	—
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	1,539	3,690
Net proceeds from term loan financing	19,542	—
Net cash provided by financing activities	8,646	61,590
Net increase in cash and cash equivalents	10,976	30
Cash and cash equivalents at beginning of period	18,890	30,373
Cash and cash equivalents at end of period	$29,866	$30,403
Supplemental disclosure of cash flow information
Interest paid	$1,549	$1,094

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

Our portfolio also includes olutasidenib, an oral, small molecule inhibitor of mutated isocitrate dehydrogenase-1 (mIDH1) being investigated for the treatment of acute myeloid leukemia (AML) and other malignancies. We in-licensed olutasidenib from Forma Therapeutics, Inc. (Forma) with exclusive, worldwide rights to develop, manufacture, and commercialize the investigational drug.

We conducted a Phase 3 clinical trial evaluating fostamatinib for the treatment of warm autoimmune hemolytic anemia (wAIHA), and recently announced that we do not expect to file a supplemental New Drug Application (sNDA) for this indication at this time considering the top-line data results and the guidance received from the FDA. We recently announced the completion of the FOCUS Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. Fostamatinib is also currently being studied in a National Institute of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI) sponsored Accelerating COVID-19 Therapeutic Inventions and Vaccines (ACTIV-4) Phase 3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients.

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

Significant Accounting Policies

Our significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these accounting policies, except for our accounting associated with our in-license agreement with Forma as discussed in detail in “Note 4 – Sponsored Research and License Agreements”.

Liquidity

As of September 30, 2022, we had approximately $81.6 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing, contract payments under our collaboration agreements and from product sales.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
EPS Numerator:
Net income (loss)	$(19,037)	$(20,952)	$(59,974)	$4,727
EPS Denominator—Basic and Diluted:
Weighted-average common shares outstanding	172,836	170,886	172,256	170,297
EPS Denominator—Diluted:
Weighted-average common shares outstanding	172,836	170,886	172,256	170,297
Dilutive effect of stock options, restricted stock units and shares under Purchase Plan	—	—	—	6,155
Weighted-average shares outstanding and common stock equivalents	172,836	170,886	172,256	176,452

Net income (loss) per share
Basic	$(0.11)	$(0.12)	$(0.35)	$0.03
Diluted	$(0.11)	$(0.12)	$(0.35)	$0.03

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options	32,687	30,490	32,687	9,450
Restricted stock units	1,174	234	1,174	4
Purchase Plan	398	313	398	—
Total	34,259	31,037	34,259	9,454

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales:
Gross product sales	$26,977	$20,546	$76,022	58,692
Discounts and allowances	(7,789)	(4,534)	(22,087)	(13,251)
Total product sales, net	19,188	16,012	53,935	45,441
Revenues from collaborations:
License revenues	—	2,431	2,545	70,354
Development milestones	—	1,875	5,000	1,875
Research and development services and others	722	225	4,984	1,657
Total revenues from collaborations	722	4,531	12,529	73,886
Government contract	2,500	1,000	2,500	9,500
Total revenues	$22,410	$21,543	$68,964	$128,827

Our net product sales include sales of TAVALISSE in the US, net of chargebacks, discounts and fees, government and other rebates and returns. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within other accrued liabilities, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2022	$3,404	$2,494	$2,017	$7,915
Provision related to current period sales	14,475	4,130	1,045	19,650
Credit or payments made during the period	(11,920)	(4,257)	(199)	(16,376)
Balance as of September 30, 2022	$5,959	$2,367	$2,863	$11,189

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2021	$2,461	$2,115	$1,489	$6,065
Provision related to current period sales	7,326	3,995	739	12,060
Credit or payments made during the period	(7,073)	(3,367)	(387)	(10,827)
Balance as of September 30, 2021	$2,714	$2,743	$1,841	$7,298

Of the $22.1 million discounts and allowances from gross product sales for the nine months ended September 30, 2022, $19.7 million was accounted for as additions to other accrued liabilities and $2.4 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the condensed balance sheet.

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

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
McKesson Specialty Care Distribution Corporation	44%	35%	38%	17%
Cardinal Healthcare	27%	18%	22%	*
ASD Healthcare and Oncology Supply	25%	25%	21%	15%
Lilly	*	12%	*	56%
Kissei	*	*	11%	*

4.	Sponsored Research and License Agreements and Government Contract

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of September 30, 2022, we are a party to collaboration agreements with Lilly to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications, including chronic ITP and autoimmune hemolytic anemia (AIHA), in Europe and Turkey; with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Japan, China, Taiwan and the Republic of Korea; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Canada and Israel, respectively; and with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Latin America, consisting of Mexico, Central and South America, and the Caribbean (Knight territory).

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio for the development and commercialization of AXL inhibitors in oncology, and with Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases. We had an agreement with AstraZeneca AB (AZ) for the development and commercialization of R256, an inhaled JAK inhibitor. In December 2021, AZ provided a notice to terminate the agreement effective April 19, 2022 and returned to us the full rights to our propriety JAK inhibitor.

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of September 30, 2022, total future contingent payments to us under all of above existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. Of this amount, $279.5 million relates to the achievement of development events, $283.1 million relates to the achievement of regulatory events and $796.0 million relates to the achievement of certain commercial events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

Under the Lilly Agreement, we are required to share 20% of the development costs for R552 in the US, Europe and Japan up to a specified cap. Given our rights to opt-out from the development of R552, we believe at the minimum, we have a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense is being accreted on such liability over the expected commitment period and adjusted for timing of expected cost share payments. Interest expense accreted during the three months ended September 30, 2022 and 2021 was none and $0.8 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $0.7 million and $1.9 million, respectively. Through September 30, 2022, Lilly billed us $12.4 million for our share of development costs under this agreement, and the amount was fully paid as of September 30, 2022. As of September 30, 2022 and December 31, 2021, the outstanding financing liability to Lilly was $48.9 million and $60.7 million, respectively, and included within other long-term liabilities, current portion, and other long-term liabilities in the condensed balance sheet.

We allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. We concluded that the license rights over the non-CNS penetrant IP represents functional IP that is not expected to change over time, and we have no ongoing or undelivered obligations relative to such IP that Lilly will benefit from the use of such IP on the delivery date. As such, the transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue during the first quarter of 2021 upon delivery of the non-CNS penetrant IP to Lilly in March 2021. For the delivery of license rights over the CNS penetrant IP, we were obligated to perform additional research and development efforts before Lilly can accept the license. The allocated transaction price to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly using the input method. In June 2022, Lilly provided notice of continuance pursuant to the terms of the Lilly Agreement, whereby Lilly elected its option to lead the identification and selection of CNS penetrant lead candidate. As such, we recognized the remaining outstanding deferred revenue related to delivery of the CNS penetrant IP in the second quarter of 2022. For the three months ended September 30, 2022 and 2021, revenue recognized related to activities associated with the delivery of CNS penetrant IP was none and $2.4 million, respectively, and $0.5 million and $6.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Grifols License Agreement

In January 2019, we entered into an exclusive license agreement with Grifols to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Europe and Turkey. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In return, Grifols received exclusive rights to commercialize fostamatinib for human diseases, including chronic ITP, AIHA, and IgAN, in Europe and Turkey. Grifols also has the exclusive option to expand the territory under its exclusive and non-exclusive licenses to include the Middle East, North Africa and Russia (including Commonwealth of Independent States). In November 2020, Grifols exercised its option to include these territories as part of the licensed territories under the agreement. The agreement also required us to continue to conduct our long-term open-label extension study on patients with ITP through European Medicines Agency (EMA) approval of ITP in Europe or until the study ends as well as conduct the Phase 3 trial of fostamatinib in AIHA.

We entered into a Commercial Supply Agreement with Grifols in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols shall order from us pursuant to and in accordance with the agreement.

In January 2020, the European Commission granted a centralized Marketing Authorization (MA) for fostamatinib valid throughout the European Union and in the UK after the departure of the UK from the European Union for the treatment of chronic immune thrombocytopenia in adult patients who are refractory to other treatments. With this approval, in February 2020, we received $20.0 million non-refundable payment, comprised of a $17.5 million payment due upon Marketing Authorization Application (MAA) approval by the EMA of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. The above milestone payment was allocated to the distinct performance obligations in the collaboration agreement with Grifols.

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

We recognized revenue associated with the remaining outstanding deferred revenue from research and development services of $0.2 million each for the three months ended September 30, 2022 and 2021, and $0.7 million and $0.6 million, for the nine months ended September 30, 2022 and 2021, respectively. In addition, we recognized revenue for the delivery of fostamatinib to Grifols of $0.4 million and none for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $1.0 million, for the nine months ended September 30, 2022 and 2021, respectively.

During the three and nine months ended September 30, 2022, we recognized $0.1 million of initial royalty revenue from Grifols, and such amount was included within contract revenues from collaboration. No such revenue was recognized during the same periods in 2021.

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

As of September 30, 2022 and December 31, 2021, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. No material revenue was recognized during the three and nine months ended September 30, 2022 and 2021 associated with such outstanding deferred revenue.

During the three and nine months ended September 30, 2022, we recognized an immaterial amount of revenue and $2.6 million of revenue, respectively, related to the delivery of fostamatinib supply to Kissei mainly for commercial use. No such revenue was recognized during the same periods in 2021.

In April 2022, Kissei announced that a new drug application was submitted to Japan’s Pharmaceuticals and Medical Devices Agency for fostamatinib in chronic ITP. With this milestone event, we received $5.0 million non-refundable and non-creditable payment from Kissei pursuant to the terms of our collaboration agreement. Such amount was recognized as revenue in the second quarter of 2022.

Medison Commercial and License Agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Israel and in Canada, pursuant to which we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for this agreement under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such, this arrangement was accounted for as a financing arrangement. Interest expense is being accreted on such liability over the expected buyback period. No interest was accreted during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, we accrued interest amounting to $0.1 million and $0.4 million, respectively, related to this financing arrangement. As of September 30, 2022 and December 31, 2021, the outstanding financing liability to Medison of $5.7 million and $5.6 million, respectively, was included within other long-term liabilities in the condensed balance sheet.

Knight Commercial License and Supply Agreement

In May 2022, we entered into commercial license and supply agreements with Knight for the commercialization of fostamatinib for approved indications in Knight territory. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We accounted for this agreement under ASC 606 and identified that the upfront payment was a consideration for granting Knight the license to commercialize fostamatinib for approved indication in the Knight territory, and no further material deliverables associated to such upfront payment. As such, we recognized the upfront payment as revenue during the second quarter of 2022. Variable consideration related to future regulatory milestones was fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under agreement.

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

Government Contract - US Department of Defense’s JPEO-CBRND

In January 2021, we were awarded up to $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. The amount of award we will receive from the US Department of Defense is subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. We determined that this government award should be accounted for under IAS 2, Accounting for Government Grants and Disclosure of Government Assistance, which is outside of the scope of Topic 606, as the US Department of Defense is not receiving reciprocal value for their contributions. We record government contract revenue in the statement of operations in the period when it is probable that we will receive the award, which is when we comply with the conditions associated with the award and obtain approval from the US Department of Defense that such conditions have been met. For the three and nine months ended September 30, 2022, we recognized $2.5 million of revenue related to this grant. For the three and nine months ended September 30, 2021, we recognized $1.0 million and $9.5 million of revenue, respectively, related to this grant. Through September 30, 2022, we recognized $13.0 million revenue and we expect to receive the remaining award of $3.5 million throughout the period we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

License and Transition Services Agreement with Forma

On July 27, 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. Pursuant to the terms of the license and transition services agreement, we paid Forma an upfront fee of $2.0 million, with the potential to pay up to $67.5 million of additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million of additional payments upon achievement of certain commercial milestones. The potential development and regulatory milestone payments of $67.5 million include a $2.5 million payment upon achievement of a certain near-term regulatory milestone, a $5.0 million payment upon the first regulatory approval of the licensed product, and $10.0 million payment upon the licensed product’s first commercial sale subject to certain other conditions. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portion of our sublicensing revenue, subject to certain standard reductions and offsets.

Forma has submitted an NDA for olutasidenib for the treatment of m1DH1 relapsed/refractory (R/R) AML to the FDA and the Prescription Drug User Fee Act (PDUFA) action date for the application is February 15, 2023.

The transaction was accounted for as an acquisition of asset under ASC 730, Research and Development. In accordance with the guidance, in a transaction accounted for as an asset acquisition, any acquired in-process research and development (IPR&D) that does not have alternative future use is charged to expense at the acquisition date. At the acquisition date, the acquired license asset was accounted for as IPR&D, and we do not anticipate any economic benefit to be derived from such acquired licensed asset other than the primary indications. As such, we accounted for the upfront fee of $2.0 million paid to Forma as IPR&D and recorded such cost within research and development expenses in the condensed statements of operations for the three and nine months ended September 30, 2022.

Under the accounting guidance, contingent cash payments will be accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. We will account for milestone payment obligations incurred at development stage and prior to a regulatory approval of an indication associated with the acquired licensed asset as research and development expenses when the event requiring payment of the milestone occurs. Milestone payment obligations incurred upon and after a regulatory approval of an indication associated with the acquired licensed asset, and at the commercial stage, will be recorded as intangible asset when the event requiring payment of the milestones occurs. The amount recorded as intangible asset will be amortized over the estimated useful life of the acquired licensed asset. Royalty payments related to the acquired licensed asset will be recorded as cost of sales when incurred. As of September 30, 2022, no milestone payment was met. In October 2022, the near-term regulatory milestone was met which entitles Forma to receive a $2.5 million milestone payment. Since such milestone payment obligation was incurred prior to a regulatory approval of an indication associated with the acquired licensed asset, we will record such amount as research and development expense in the fourth quarter of 2022.

5.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$2,119	$1,800	$6,791	$5,625
Research and development	588	402	1,514	1,522
Total stock-based compensation expense	$2,707	$2,202	$8,305	$7,147

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

During the nine months ended September 30, 2022, we granted stock options to purchase 5,523,247 shares of common stock with weighted-average grant-date fair value of $1.60 per share, and 433,318 stock options were exercised. As of September 30, 2022, there were 32,686,792 stock options outstanding, of which, 2,535,000 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were not considered probable as of September 30, 2022. Accordingly, none of the $5.0 million grant date fair value for these awards has been recognized as stock-based compensation expense through September 30, 2022.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our Equity Incentive Plans (2018 Equity Incentive Plan and Inducement Plan) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.0%	1.1%	1.9%	1.0%
Expected term (in years)	6.1	6.0	6.5	6.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	80.9%	70.4%	70.5%	70.6%

During the nine months ended September 30, 2022, we granted 1,181,362 restricted stock units (RSUs) with a grant-date weighted-average fair value of $2.36 per share, and 203,750 RSUs were released. The RSUs granted generally vest over 4 years. As of September 30, 2022, there were 1,174,232 RSUs outstanding.

As of September 30, 2022, there was approximately $15.8 million of unrecognized stock-based compensation which is expected to be recognized over a remaining weighted-average period of 2.75 years related to time-based stock options, RSUs and performance-based stock options where achievement of the corresponding corporate-based milestones was considered probable as of September 30, 2022.

In January 2022 and April 2022, our Board of Directors approved the increase of 610,000 shares and 626,000 shares, respectively, of common stock reserved for issuance under the Inducement Plan. In May 2022 at the annual stockholders meeting, our stockholders approved to amend our 2018 Equity Incentive Plan (2018 Plan), among other items, added an additional 5,000,000 shares to the number of shares of common stock authorized for issuance under the 2018 Plan. As of September 30, 2022, there were 12,353,820 shares of common stock available for future grant under our Equity Incentive Plans.

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

Our previous twenty-four-month offering period under our Purchase Plan ended on June 30, 2022, and a new twenty-four-month offering period started on July 1, 2022. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of September 30, 2022, unrecognized stock-based compensation cost related to our Purchase Plan amounted to $1.4 million, which is expected to be recognized over the remaining weighted average period of 0.99 years.

During the nine months ended September 30, 2022, there were 597,042 shares purchased under the Purchase Plan. As of September 30, 2022, there were 3,987,442 shares reserved for future issuance under the Purchase Plan.

6.	Inventories

Inventories for the periods presented consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$4,555	$5,142
Work in process	1,244	162
Finished goods	1,317	1,312
Total	$7,116	$6,616

As of September 30, 2022, we have $0.7 million in advance payments to the manufacturer of our raw materials, which was included within prepaid and other current assets in the condensed balance sheet.

7.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments for the periods presented consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Cash	$3,705	$6,249
Money market funds	8,084	6,842
US treasury bills	17,160	35,366
Government-sponsored enterprise securities	23,898	14,678
Corporate bonds and commercial paper	28,795	61,832
	$81,642	$124,967
Reported as:
Cash and cash equivalents	$29,866	$18,890
Short-term investments	51,776	106,077
	$81,642	$124,967

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2022	Cost	Gains	Losses	Fair Value
US treasury bills	$17,272	$—	$(112)	$17,160
Government-sponsored enterprise securities	24,017	4	(123)	23,898
Corporate bonds and commercial paper	28,850	—	(55)	28,795
Total	$70,139	$4	$(290)	$69,853

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
US treasury bills	$35,416	$—	$(50)	$35,366
Government-sponsored enterprise securities	14,705	—	(27)	14,678
Corporate bonds and commercial paper	61,857	2	(27)	61,832
Total	$111,978	$2	$(104)	$111,876

As of September 30, 2022 and December 31, 2021, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 105 days and 196 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of September 30, 2022, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of September 30, 2022, a total of 36 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including our assessment of the duration and severity of unrealized losses, there were no other-than-temporary impairments for these securities as of September 30, 2022.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

September 30, 2022	Fair Value	Unrealized Losses
US treasury bills	$17,160	$(112)
Government-sponsored enterprise securities	14,239	(123)
Corporate bonds and commercial paper	28,795	(55)
Total	$60,194	$(290)

8.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$8,084	$—	$—	$8,084
US treasury bills	—	17,160	—	17,160
Government-sponsored enterprise securities	—	23,898	—	23,898
Corporate bonds and commercial paper	—	28,795	—	28,795
Total	$8,084	$69,853	$—	$77,937

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$6,842	$—	$—	$6,842
US treasury bills	—	35,366	—	35,366
Government-sponsored enterprise securities	—	14,678	—	14,678
Corporate bonds and commercial paper	—	61,832	—	61,832
Total	$6,842	$111,876	$—	$118,718

9.Debt

We have a Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment) and July 27, 2022 (Third Amendment). The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1), in May 2020, an additional $10.0 million was funded (Tranche 2), at the Second Amendment, an additional $10.0 million was funded (Tranche 3), and at the Third Amendment, an additional $10.0 million was funded (Tranche 4). As of September 30, 2022, the outstanding principal balance of the loan was $40.0 million, and the facility gives us the ability to access an additional $20.0 million aggregate principal amount of term loan at our option through March 31, 2023 (Tranche 5).

The First Amendment to the Credit Agreement entered in March 2021 extended the period through which Tranche 3 was available to us. The Second Amendment to the Credit Agreement entered in February 2022, among other things, amended the applicable funding conditions, applicable commitments and certain other terms relating to available credit facilities (Tranches 3 and 4), added additional term loan credit facility (Tranche 5), and revised certain terms related to the financial covenants.

Prior to the Third Amendment, the outstanding principal balance of the loan bore interest at an annual rate of one-month London Interbank Offered Rate (LIBOR), or a comparable applicable index rate determined pursuant to the Credit Agreement if the LIBOR is no longer available, plus applicable margin of 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears. Further, the Credit Agreement provided for an interest-only payment period of 24 months from October 1, 2019, followed by 36 months of amortization payments. The interest-only period can also be extended to 36 months (first interest-only extension) and again to 48 months (second interest-only extension) upon the satisfaction of certain conditions set forth in the Credit Agreement. In June 2021 and June 2022, we satisfied the first and second interest-only extension conditions, respectively, which effectively extended the interest-only period through

October 1, 2023. All unpaid principal and accrued interest were due and payable no later than September 1, 2024, and a final payment fee of 2.5% of principal was due on the final payment of the term loan.

Following the Third Amendment, the maturity date for the term loans was extended to September 1, 2026, and the interest-only period was extended to October 1, 2024. Further, the interest rate benchmark was changed from LIBOR to Secured Overnight Financing Rate (SOFR). The interest rate applicable to the term loans under the amended Credit Agreement is the sum of one-month SOFR, plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%. A final payment fee of 2.5% of principal is due at maturity date of the term loans.

Under the amended Credit Agreement, the prepayment fee applicable to the term loans was reset at the Third Amendment date. We may make voluntary prepayments, in whole or in part, subject to certain prepayment premiums and additional interest payments. The Credit Agreement also contains certain provisions, such as event of default and change in control provisions, which, if triggered, would require us to make mandatory prepayments on the term loan, which are subject to certain prepayment premiums and additional interest payments. The obligations under the amended Credit Agreement are secured by a perfected security interest in all of our assets including our intellectual property.

The amendment to the Credit Agreement was accounted for as debt modification. As such, fees paid to Midcap of $0.4 million were recorded as additional debt discount and added to the unamortized debt discount that are being amortized as interest expense through maturity using the effective interest rate method. Debt issuance costs are recorded as a direct deduction from the outstanding principal balance of the term loan. As of September 30, 2022 and December 31, 2021, the unamortized issuance costs and debt discounts amounted to $0.5 million and $0.1 million, respectively. As of September 30, 2022 and December 31, 2021, the outstanding balance of the loan, net of unamortized debt discount was classified as long-term liability in the accompanying condensed balance sheet.

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended September 30, 2022 and 2021 was $0.8 million and $0.4 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $1.9 million and $1.2 million, respectively. Accrued interest of $0.7 million was included within other accrued liabilities in the condensed balance sheet as of September 30, 2022.

The following table presents the future minimum principal payments of the outstanding loan as of September 30, 2022 (in thousands):

Remainder of 2022	$—
2023	—
2024	5,000
2025	20,000
2026	15,000
Principal amount (Tranches 1, 2, 3 and 4)	$40,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of September 30, 2022, we were not in violation of any covenants.

10.Leases

We currently lease our research and office space under a noncancelable lease agreement with our landlord, Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), which originally set to expire in 2018, and was extended in July 2017 for another five years through January 2023. In March 2022, we entered an amendment to the lease agreement to waive our option or right to further extend the term of the lease. The weighted average remaining term of our lease as of September 30, 2022 was 0.33 years. On October 28, 2022, we entered into a sublease agreement. See further discussions in Note 12 - Subsequent Events.

We have a sublease agreement originally entered in December 2014, and subsequently amended in February 2017 and July 2017, with an unrelated third party to occupy a portion of our research and office space which expire in January 2023.

As of September 30, 2022, we received from our landlord leasehold improvement incentives amounting to $0.7 million related to leasehold improvements. We record these leasehold improvement incentives as a reduction to operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred.

We recorded rent expense on a straight-line basis for our lease, net of sublease income. For our sublease arrangement which we classified as an operating lease, our loss on the sublease was comprised of the present value of our future payments to our landlord less the present value of our future rent payments expected from our subtenant over the term of the sublease.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed operating lease expense	$1,340	$1,340	$4,020	$4,020
Variable operating lease expense	211	259	602	651
Total operating lease expense	$1,551	$1,599	$4,622	$4,671

Supplemental information related to our operating lease were as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash payments included in the measurement of operating lease liabilities	$2,630	$2,529	$7,856	$7,554

Supplemental information related to our operating sublease was as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed sublease expense	$1,095	$1,095	$3,285	$3,285
Variable sublease expense	232	236	682	680
Sublease income	(1,327)	(1,331)	(3,967)	(3,965)
Net	$—	$—	$—	$—

The following table presents the future lease payments of our operating lease liabilities as of September 30, 2022 (in thousands):

	Operating Lease	Sublease Receipts	Net
Remainder of 2022	$2,630	(1,183)	1,447
2023	877	(394)	483
Total minimum payments required	$3,507	$(1,577)	$1,930

11. Income Taxes

For the three and nine months ended September 30, 2022, we did not recognize provision for income taxes due to our pre-tax book loss as we continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. For the three and nine months ended September 30, 2021, we recorded a benefit from income tax of $0.1 million and a provision for income tax of $0.7 million, respectively. The benefit from and the provision for income tax for the three and nine months ended September 30, 2021 were determined using our effective tax rate on our year-to-date income (loss). We estimated a state tax liability over our pre-tax income (loss) for 2021, which was primarily due to revenue recognized for the Lilly Agreement. We did not estimate a provision for federal income taxes due to the sufficient net operating loss carryforwards that were generated prior to enactment of the Tax Cuts and Jobs Act, as well as our ability to utilize significant research and development credit carryforwards.

12. Subsequent Events

Restructuring

On October 10, 2022, we announced a reduction in our workforce primarily in our development and administration groups. All affected employees will be eligible to receive, among other things, specified severance payments based on the applicable employee’s level and years of service with us. We expect to complete the workforce reduction by January 31, 2023. We recognize restructuring charges when the liability is probable, and the amount is estimable. The related employee termination benefits are accrued at the date management has committed to a plan of termination and affected employees have been notified of their termination date and expected severance benefits. As such, we expect to recognize the restructuring charges in the fourth quarter of 2022.

Sublease Agreement

On October 28, 2022, we entered into a sublease agreement with Atara Biotherapeutics, Inc. (Atara) to sublease approximately 13,670 rentable square feet of office space located in South San Francisco, California. Subject to the terms of the sublease agreement, the lease term shall commence no sooner than November 1, 2022 and shall expire on May 24, 2025. The future lease payments associated with this sublease agreement are approximately $1.7 million. We expect this new leased facility will be held as our new Headquarters following the expiration of our current leased facility in South San Francisco, California in January 2023. In accordance with ASC 842, Leases, we expect to recognize the operating lease right-of-use asset and lease liability associated with this sublease agreement in the fourth quarter of 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. Our financial results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our expectations regarding the impact of the global COVID-19 pandemic; our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of TAVALISSE in the US and in Europe; risks that the FDA, EMA or other regulatory authorities may make adverse decisions regarding fostamatinib; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our portfolio also includes olutasidenib, an oral, small molecule inhibitor of mIDH1 being investigated for the treatment of AML and other malignancies. We in-licensed olutasidenib from Forma with exclusive, worldwide rights to develop, manufacture, and commercialize the investigational drug.

We conducted a Phase 3 clinical trial evaluating fostamatinib for the treatment of wAIHA, and recently announced that we do not expect to file a sNDA for this indication at this time considering the top-line data results and the guidance received from the FDA. We recently announced the completion of the FOCUS Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. Fostamatinib is also currently being studied in an NIH/NHLBI sponsored Phase 3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients.

Our other clinical programs include our IRAK inhibitor program and a RIPK1 inhibitor program in clinical development with partner Lilly. In addition, we have product candidates in clinical development with partners BerGenBio and Daiichi.

Business Update

TAVALISSE IN ITP

For the nine months ended September 30, 2022, net product sales of TAVALISSE were $53.9 million, a 19% increase compared to the same period in 2021. The increase in our net product sales was primarily driven by the increase in quantities sold as well as the increase in price per bottle of TAVALISSE. These increases were partially offset by the increase in revenue reserves mainly due to higher rebates on recent contracts entered with certain Pharmacy Benefits Managers (PBMs), and higher government program rebates. Our first quarter net sales are typically impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

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

The COVID-19 pandemic has, and may continue to, adversely impact our business and operations. The degree to which the COVID-19 pandemic continues to affect our business and operations will depend on developments that are highly uncertain and beyond our knowledge or control. Periodic resurgence of COVID-19 cases negatively impacted and may continue to impact our ability to grow our product sales. As COVID-19 cases surge, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers. We continue to maintain our virtual engagements and as we see the declining trend in number of COVID-19 cases, we expect to continue to increase the in-person engagement with health care providers. We began to see increased in-person engagements with health care providers in the beginning of 2021, however, in the fourth quarter of 2021, the Omicron variant surged which again limited our access. In 2022, we have seen increasing demand for TAVALISSE as in-person interactions have increased and more patients have started therapy.

License and Transition Services Agreement with Forma

On July 27, 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary, investigational inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. Pursuant to the terms of the license and transition services agreement, we paid Forma an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. The potential development and regulatory milestone payments of $67.5 million include a $2.5 million payment upon achievement of certain near-term regulatory milestone, a $5.0 million payment upon the first regulatory approval of the licensed product, and $10.0 million payment upon the licensed product’s first commercial sale subject to certain other conditions. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portions of our sublicensing revenue, subject to certain standard reductions and offsets. As of September 30, 2022, no milestone payment was met. In October 2022, the near-term regulatory milestone was met which entitles Forma to receive a $2.5 million milestone payment.

Forma has submitted an NDA for olutasidenib for the treatment of m1DH1 R/R AML to the FDA and the PDUFA action date for the application is February 15, 2023. Olutasidenib is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure and if approved, would be our second commercial product in this space. For more detailed discussions of in-licensed olutasidenib compound from Forma, refer to “In-licensed Program” section below.

On October 14, 2022, Novo Nordisk A/S (Novo Nordisk) announced the completion of the acquisition of Forma. Following this acquisition, Forma became a wholly owned subsidiary of Novo Nordisk.

Fostamatinib in wAIHA

In June 2022, we announced top-line efficacy and safety data results from our FORWARD study, a Phase 3 pivotal trial of fostamatinib, an oral SYK inhibitor, in patients with wAIHA, which we initiated in March 2019. We completed the enrollment of our FORWARD study in November 2021 with 90 patients enrolled and completed the treatment period for the last patient under the study in April 2022. The results of the trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. For more detailed discussions of the results of the trial, refer to “Clinical Stage Programs” section below. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on this guidance, we do not expect to file a supplemental New Drug Application (sNDA) for this indication at this time. We will continue to explore our options for the wAIHA program in relation to our complete portfolio of development opportunities.

Of the 90 patients that completed the FORWARD Phase 3 study, 71 (79%) enrolled in the open-label extension study. We plan on closing this study in 2023.

Fostamatinib in Hospitalized COVID-19 patients

In April 2021, we reported positive top-line results from a multi-center, Phase 2 clinical trial sponsored by the NIH/NHLBI, evaluating the safety of fostamatinib, our oral SYK inhibitor, for the treatment of hospitalized patients with COVID-19. The trial met its primary endpoint of comparable safety than standard of care (SOC) and showed broad and consistent improvement in numerous efficacy endpoints, including mortality, ordinal scale assessment, and number of days in the intensive care unit (ICU). In May 2021, the trial data were submitted as part of a request for an Emergency Use Authorization (EUA) from the FDA for fostamatinib as a treatment for hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 were insufficient to support an EUA. In September 2021, the data from the NIH/NHLBI-sponsored Phase 2 trial was published in Clinical Infectious Diseases, an official publication of the Infectious Disease Society of America.

In November 2020, we launched a pivotal Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. In July 2022, we completed enrollment with 280 patients. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. On November 1, 2022, we announced the top-line results from the FOCUS Phase 3 clinical trial of fostamatinib in high risk hospitalized COVID-19 patents. The trial approached but did not meet statistical significance (p=0.0603) in the primary efficacy endpoint of the number of days on oxygen through Day 29. All prespecified secondary endpoints in the study numerically favored fostamatinib over placebo, including mortality, time to sustained recovery, change in ordinal scale assessment, and number of days in the ICU. We are evaluating the opportunity and next steps in collaboration with our partner, the US Department of Defense.

In June 2021, we announced that fostamatinib has been selected for the NIH ACTIV-4 Host Tissue Trial in hospitalized patients with COVID-19. The ACTIV-4 Host Tissue Trial, initiated and funded by NHLBI, is a randomized, placebo-controlled trial of therapies, including fostamatinib, targeting the host response to COVID-19 in hospitalized patients. The ACTIV-4 Host Tissue Trial will evaluate fostamatinib in a targeted population of approximately 300 hospitalized patients with COVID-19.

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

We are responsible for 20% of the development costs for R552 in the US, Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt-out of co-funding the R552 development activities in the US, Europe and Japan at two different specified times. If we exercise our first opt-out right (no later than September 30, 2023), we are required to fund our share of the R552 development activities in the US, Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024. Under the Lilly Agreement, we were responsible for performing and funding initial discovery and identification of CNS disease development candidates, and following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates. In June 2022, Lilly provided notice of continuance pursuant to the terms of the Lilly Agreement, whereby Lilly elected its option to lead the identification and selection of CNS penetrant lead candidate.

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

Lilly continues to advance R552, a RIPK1 inhibitor, with the initial Phase 2 study in an immunologic disease indication anticipated to begin in the first half of 2023. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in Tumor Necrosis Factor (TNF) signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and Amyotrophic Lateral Sclerosis (ALS).

Patent Infringement Lawsuit

In June 2022, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by Annora Pharma Private Limited (Annora), requesting approval to market a generic version of TAVALISSE. On July 25, 2022, we filed a lawsuit in the United States District Court for the District of New Jersey against Annora and its subsidiaries for infringement of certain of our US patents. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Update on Current and Potential Future Impact of COVID-19 on our Business

We are continuing to monitor the impact of the evolving effects of the COVID-19 pandemic and have undertaken, and plan to continue to undertake, safety measures to keep our staff, patients, investigators and stockholders safe and to help the communities where we live and work to reduce the number of people exposed to the virus. Through our existing Crisis Management Team (CMT), we implemented and continue to monitor our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. Our CMT meets regularly to assess the effectiveness of our business continuity plans and make adjustments accordingly as COVID-19 continues to evolve. We have a COVID-19 Headquarters Policy (Plan) in place to provide guidelines when working onsite. We continue to evaluate the workplace for compliance with the local, state and federal guidance and may modify or update at any time to ensure the safety of our employees, contractors and visitors. During the first quarter of 2022, we updated our Plan as we move towards a hybrid schedule, reinstituting more in-person interactions back into our business beginning April 2022. We endeavor to provide the safest and most effective work environment under the circumstances, but we cannot guarantee that employees who come to the office will not be exposed to COVID-19 while at the office. It will be the responsibility of all employees to participate and cooperate in safety and cleaning protocols. We expect all employees, contractors, and visitors to our facility to comply with the Plan.

The ultimate impact of the COVID-19 pandemic on our business and financial condition is highly uncertain and subject to change, and as such, we cannot ascertain the full extent of the impacts on our sales of our products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners and our clinical and regulatory activities. Periodic resurgence of COVID-19 cases negatively impacted and may continue to impact our ability to grow our product sales. As COVID-19 cases surge, we have observed reduced patient-doctor interactions and our representatives are having fewer visits with health care providers. We continue to maintain our virtual engagements and as we see the declining trend in number of COVID-19 cases, we expect to continue to increase the in-person engagements with health care providers. We have plans in place to continue implementing both virtual and live initiatives to ensure we are able to meet the needs of health care providers as the pandemic continues to evolve.

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

Our Product Portfolio

 The following table summarizes our portfolio:

Commercial Product

TAVALISSE in ITP

Disease background. Chronic ITP affects an estimated 81,300 adult patients in the US. In patients with ITP, the immune system attacks and destroys the body’s own blood platelets, which play an active role in blood clotting and healing. ITP patients can suffer extraordinary bruising, bleeding and fatigue as a result of low platelet counts. Current therapies for ITP include steroids, blood platelet production boosters that imitate thrombopoietin (TPO) and splenectomy.

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

In-licensed Program

Olutasidenib in AML and Other Malignancies

In July 2022, we entered into a license and transition agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of R/R AML and other malignancies. Olutasidenib is an oral, small molecule investigational drug designed to selectively bind to and inhibit mIDH1. This targeted agent has the potential to provide therapeutic benefit by reducing 2-hydroxyglutarate levels and restoring normal cellular differentiation. Isocitrate dehydrogenase-1 (IDH1) is a natural enzyme that is part of the normal metabolism of all cells. When mutated, IDH1 activity can promote blood malignancies and solid tumors.

mIDH1 alterations are seen in AML, glioma, chondrosarcoma, and intrahepatic cholangiocarcinoma. It is estimated that the US prevalence for AML is approximately 20,000 cases and global incidence for AML is approximately 120,000 cases, with approximately 6% to 9% linked to mIDH1. Despite having approved treatment options for R/R AML patients who are mIDH1 positive, an unmet need remains. Olutasidenib may represent a treatment option with reduced QTc potential, a more favorable drug-drug interaction profile (allowing for co-medication) and a stable pharmacokinetics (PK) profile that enables a consistent drug exposure over time.

Interim results from Forma’s Phase 2 registrational trial for olutasidenib in mIDH1 R/R AML were reported at the American Society of Clinical Oncology (ASCO) annual meeting in June 2021. The results of this study of 153 patients showed that olutasidenib demonstrated a favorable tolerability profile as a monotherapy in patients with R/R

AML who have a susceptible mIDH1, and achieved a composite complete remission (CR), or CR plus CR with partial hematologic recovery (CRh) rate of 33.3% (30% CR and 3% CRh), the primary efficacy endpoint. While a median duration of CR/CRh has not yet been reached, a sensitivity analysis (with a hematopoietic stem cell transplant, or HCST, as the end of a response) indicates the median duration of CR/CRh to be 13.8 months. The overall response rate , comprised CR, CRh, CRi, partial response, and morphologic leukemia-free state (MLFS), was 46% and the median duration of ORR was 11.7 months. The median overall survival (OS) was 10.5 months. For patients with CR/CRh, the median OS was not yet reached, but the estimated 18-month survival is 87%. The most frequently reported treatment emergent adverse events (>20%) were nausea (38%), constipation (25%), increased white blood cell count (25%), decreased RBC count (24%), pyrexia (23%), febrile neutropenia (22%), and fatigue (21%). Grade 3/4 adverse events occurring in greater than 10% of patients, regardless of causality, were febrile neutropenia (20%), decreased red blood cell count (19%), decreased platelet count (16%), and decreased neutrophil count (13%). Grade 3/4 laboratory liver abnormalities reported in 19 (12%) patients led to treatment discontinuation in seven (4%) patients. The preferred terms of these laboratory liver abnormalities were alanine aminotransferase increased, aspartate aminotransferase increased, biliary tract disorder, blood bilirubin increased, cholangitis, cholestasis, hepatitis acute, hepatic enzymes increased, liver function test abnormal, liver function test increased, and transaminases increased. Investigator-assessed IDH1 differentiation syndrome (all Grades) was observed in 21 (14%) patients, which led to treatment discontinuation in three patients and was fatal in one patient. Subsequently, Forma presented the first Phase 2 results of olutasidenib used in combination with azacitidine, including safety/tolerability data at the American Society of Hematology (ASH) Annual Meeting in December 2021. Based on the results of its Phase 2 trial, Forma has submitted an NDA for olutasidenib for the treatment of m1DH1 R/R AML to the FDA and the PDUFA action date for the application is February 15, 2023.

On November 3, 2022, we announced the upcoming presentation of five posters highlighting data from our commercial and clinical hematology-oncology portfolio at the 64th ASH Annual Meeting and Exposition that will be held in December 2022. An updated interim analysis from a Phase 2 registrational study of olutasidenib in patients with R/R AML demonstrated robust efficacy and safety results. The registrational cohort of the Phase 2 study enrolled 153 patients with mIDH1 R/R AML who received olutasidenib monotherapy 150 mg twice daily. The efficacy evaluable population was 147 patients who received their first dose at least six months prior to the interim analysis cutoff date of June 18, 2021. The primary endpoint was a CR/CRh defined as less than 5% blasts in the bone marrow, no evidence of disease, and partial recovery of peripheral blood counts (platelets >50,000/microliter and absolute neutrophil count >500/microliter). Overall response rate comprises CR, CRh, CR with incomplete blood count recovery, partial response and MLFS. The results from the updated interim analysis of patients with mIDH1 R/R AML demonstrated a 35% CR+CRh rate with a median duration of 25.9 months. Olutasidenib was effective in a broad range of patients including those with prior high-intensity chemotherapy and/or post-venetoclax. The abstract concluded that the observed activity is clinically meaningful and represents a therapeutic advance in the treatment of this patient population. In this pivotal cohort, olutasidenib was well tolerated with an adverse event profile largely characteristic of symptoms or conditions experienced by patients undergoing treatment for AML or of the underlying disease itself.

We plan to pursue strategic actions to further develop olutasidenib for the treatment of other malignancies and its potential commercialization.

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

In March 2019, we initiated our wAIHA pivotal Phase 3 clinical study of fostamatinib, known as the FORWARD study. The clinical trial protocol calls for a placebo-controlled study of 90 patients with primary or secondary wAIHA who have failed at least one prior treatment. The primary endpoint is a durable Hgb response, defined as Hgb >10 g/dL and >2 g/dL increase from baseline and durability measure, with the response not being attributed to rescue therapy. In November 2020, we reached an agreement with the FDA on the durable response measure for the primary efficacy endpoint of the study as well as the inclusion of additional secondary endpoints. In November 2021, we completed the enrollment of this study. In April 2022, we completed the treatment period for the last patient under the study. In June 2022, we announced top-line efficacy and safety data from the FORWARD study with 90 patients. Patients were randomized 1:1 to receive fostamatinib or matching placebo twice daily for 24 weeks. The primary efficacy endpoint of Hgb response was defined as achieving a Hgb ≥10 g/dL with an increase from baseline ≥2 g/dL on three consecutive available visits during the 24-week treatment period. The trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. The trial also included key secondary endpoints, including hemoglobin response on at least one visit, change in Hgb from baseline of ≥2 g/dL, use of permitted rescue therapy after week 4, change in Hgb from baseline to end of treatment and change from baseline to week 24 in FACIT-F scale. Across the trial's overall patient population, fostamatinib was generally well-tolerated. The safety profile of the product was consistent with prior clinical experience and no new safety issues were discovered. The most common adverse events (≥10%) with fostamatinib and placebo were diarrhea (26.7% and 6.7%), hypertension (24.4% and 17.8%), fatigue (15.6% and 11.1%), pyrexia (13.3% and 6.7%), nausea (13.3% and 8.9%), and dyspnea (13.3% and 11.1%). Treatment-related serious adverse events were 6.7% (3/45) for fostamatinib and 4.4% (2/45) for placebo. There were five deaths on the study (2 with fostamatinib and 3 with placebo), all of which were determined to be unrelated to study drug. The safety results were consistent with the overall safety profile data collected to date, which includes more than 5,000 patients across multiple diseases. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on this guidance, we do not expect to file an sNDA for this indication at this time. We will continue to explore our options for the wAIHA program in relation to our complete portfolio of development opportunities.

Of the 90 patients that completed the FORWARD Phase 3 study, 71 (79%) enrolled in the open-label extension study. We plan on closing this study in 2023.

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

Rigel-led Phase 3 Trial. In November 2020, we launched a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. In January 2021, we were awarded $16.5 million from the US Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) to support this Phase 3 clinical trial. This multi-center, double-blind, placebo-controlled, adaptive design study randomly assigns either fostamatinib plus SOC or matched placebo plus SOC (1:1) to targeted evaluable patients. Treatment is administered orally twice daily for 14 days with follow up to day 60. In December 2021, we expanded the inclusion criteria to include patients with more severe disease (NIAID Ordinal Scale 6) to more accurately reflect the clinically predominant patient population hospitalized with COVID-19 and help speed enrollment. In collaboration with the FDA and Department of Defense, we also updated the primary endpoint for the study from progression to severe disease within 29 days, to the number of days on oxygen through day 29. This endpoint allows for closer comparison of the results with earlier results from the NIH/NHLBI Phase 2 clinical trial with fostamatinib and various other NIH-sponsored trials, such as the ACTIV-4 Host Tissue Trial, which uses a similar outcome measure as a primary endpoint. In July 2022, we completed enrollment with 280 patients. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. On November 1, 2022, we announced the top-line results of the FOCUS Phase 3 clinical trial of fostamatinib in high risk hospitalized COVID-19 patents. The trial approached but did not meet statistical significance (p=0.0603) in the primary efficacy endpoint of the number of days on oxygen through Day 29. All prespecified secondary endpoints in the study numerically favored fostamatinib over placebo, including mortality, time to sustained recovery, change in ordinal scale assessment, and number of days in the ICU. We are evaluating the opportunity and next steps in collaboration with our partner, the US Department of Defense.

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

In May 2021, the NIH/NHLBI Phase 2 clinical data were submitted as part of a request for an EUA from the FDA for fostamatinib as a treatment for hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 was insufficient for an EUA.

ACTIV-4 Host Tissue Phase 3 Trial. In June 2021, we announced that fostamatinib had been selected for the NIH ACTIV-4 Host Tissue Trial in hospitalized patients with COVID-19. The ACTIV-4 Host Tissue Trial, initiated and funded by NHLBI, is a randomized, placebo-controlled trial of therapies, including fostamatinib, targeting the host response to COVID-19 in hospitalized patients. The master protocol for this study was designed to be flexible in the number of study arms, the use of a single placebo group, and the stopping and adding of new therapies. Eligible participants will include patients hospitalized for COVID-19 with laboratory-confirmed SARS-CoV-2 infection on oxygen therapy. The primary outcome is oxygen-free days through day 28. Secondary outcomes include hospital mortality, use of mechanical ventilation, and severity of disease as measured by World Health Organization (WHO) scale scores.

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

R289, an Oral IRAK1/4 Inhibitor for Autoimmune, Inflammatory and Hematology-Oncology Diseases

Orally Available IRAK 1/4 Inhibitor Program. During the second quarter of 2018, we selected R835, the active metabolite of R289, a proprietary molecule from our IRAK 1/4 preclinical development program, for human clinical trials. This investigational candidate is an orally administered, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 receptor (IL-1R) family signaling. TLRs and IL-1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions including psoriasis, rheumatoid arthritis, inflammatory bowel disease and gout (among others). R835 prevents cytokine release in response to TLR and IL-1R activation in vitro. R835 is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release.

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

We continue to advance the development of our IRAK1/4 program, completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive safety results in 2021.  In January 2022, we received clearance from the FDA on our clinical trial design to explore R289 in low-risk myelodysplastic syndromes (MDS). The open-label, Phase 1b study will determine the tolerability and preliminary efficacy of R289 in patients with low-risk MDS who are relapsed, refractory/resistant, intolerant or have inadequate response to prior therapies such as erythropoietin, TPO, luspatercept, or hypomethylating agents (HMAs) for MDS. We are also exploring indications in rare immune diseases.

Partnered Clinical Programs

BGB324 – BerGenBio

We have an exclusive, worldwide research, development and commercialization agreement with BerGenBio for our investigational AXL receptor tyrosine kinase inhibitor, BGB324/R428 (now referred to as bemcentinib). In October 2022, BerGenBio announced the initiation of a Phase 1b/2a trial evaluating bemcentinib in combination with the current SoC, checkpoint inhibitor pembrolizumab and doublet chemotheraphy, for the treatment of first line non-small cell lung cancer patients harboring serine/threonine kinase 11 mutations. The product is also being investigated in Phase 2 clinical trials in patients with AML and COVID-19. Bemcentinib is being studied in over 600 patients, demonstrating its safety as a monotherapy and in combination with chemotheraphy and immune checkpoint inhibition.

DS-3032 - Daiichi

DS-3032 is an investigational oral selective inhibitor of the murine double minute 2 (MDM2) protein investigated by Daiichi in three Phase 1 clinical trials for solid and hematological malignancies including AML, acute lymphocytic leukemia, chronic myeloid leukemia in blast phase, lymphoma and MDS. Preliminary safety and efficacy data from a Phase 1 study of DS-3032 suggests that DS-3032 may be a promising treatment for hematological malignancies including R/R AML and high-risk MDS.

In September 2020, worldwide rights to DS-3032 (milademetan) were out-licensed from Daiichi to Rain Therapeutics Inc. (Rain). In July 2021, Rain announced that it initiated a Phase 3 study to evaluate the efficacy and safety of milademetan (RAIN-32) for the treatment of well-differentiated/dedifferentiated liposarcoma, a rare cancer originating from fat cells located in the soft tissues of the body. In late 2021, Rain commenced its second clinical trial for RAIN-32 in patients with MDM2-amplified advance solid tumors. In August 2022, Rain announced completion of enrollment of its Phase 3 study for milademetan in liposarcoma.

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

Results of Operations

Three months ended September 30, 2022 and 2021

Revenues

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Product sales, net	$19,188	$16,012	$3,176	$53,935	$45,441	$8,494
Contract revenues from collaborations	722	4,531	(3,809)	12,529	73,886	(61,357)
Government contract	2,500	1,000	1,500	2,500	9,500	(7,000)
Total revenues	$22,410	$21,543	$867	$68,964	$128,827	$(59,863)

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
McKesson Specialty Care Distribution Corporation	44%	35%	38%	17%
Cardinal Healthcare	27%	18%	22%	*
ASD Healthcare and Oncology Supply	25%	25%	21%	15%
Lilly	*	12%	*	56%
Kissei	*	*	11%	*

Net product sales during the periods presented pertained to sales of TAVALISSE in the US, net of chargebacks, discounts and fees, government and other rebates and returns. For the three and nine months ended September 30, 2022, net product sales of TAVALISSE increased by 20% and 19%, respectively, compared to the same periods in 2021. The increases were primarily driven by the increase in quantities sold mainly due to the recent sales force expansion and increased in-person engagements, as well as the increase in price per bottle of TAVALISSE. These increases were partially offset by the increase in revenue reserves mainly due to higher rebates on contracts we recently entered with certain PBMs, and higher government program rebates. Our first quarter net sales are typically impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

Contract revenues from collaborations of $0.7 million in the three months ended September 30, 2022 were comprised primarily of revenue from Grifols related to the research and development services, delivery of fostmatinib and royalty revenue. Contract revenues from collaborations in the three months ended September 30, 2021 were comprised of $2.4 million in revenue related to our license agreement with Lilly, $1.8 million in revenue related to a milestone payment under our collaboration agreement with Daiichi, $0.2 million in revenue related to the research and development services with Grifols and $0.1 million in revenue from milestone payment under our commercial and license agreement with Medison.

Contract revenues from collaborations in the nine months ended September 30, 2022 comprised of $7.6 million in revenue from Kissei related to a milestone payment and delivery of fostamatinib supply, $2.4 million in revenue from Grifols related the research and development services, delivery of fostamatinib supply and royalty revenue, $2.0 million in revenue related to our license agreement with Knight, and $0.5 million in revenue related to our license agreement with Lilly. Contract revenues from collaborations in the nine months ended September 30, 2021 were comprised of $66.4 million revenue related to our license agreement with Lilly, $4.0 million revenue related to grant of non-exclusive license of a certain patent to an unrelated third-party company, $1.8 million in revenue related to the achievement of milestone under our collaboration agreement with Daiichi, $1.0 million revenue for the delivery of drug supply under our collaboration agreement with Grifols, $0.6 million in revenue related to the research and development services with Grifols and $0.1 million in revenue from milestone payment under our commercial and license agreement with Medison.

Government contract revenue was related to the income we recognized from the $16.5 million government award granted to us, pursuant to the agreement we entered in January 2021 with the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Through September 30, 2022, we recognized $13.0 million of revenue from this award and we expect to receive the remaining award of $3.5 million and will recognize as income throughout the period we conduct our clinical trial, when there is reasonable assurance that the conditions of the grant will be met, and the grant will be received.

Our potential future revenues may include product sales from TAVALISSE; payments from our collaboration partners and from new collaboration partners with whom we enter into agreements in the future, if any; and from existing government grants and any future grants we may be entitled to, if any; the timing and amount of which is unknown at this time. We cannot currently fully forecast the extent of the impacts that the COVID-19 pandemic may have on our revenues. Our net product sales may be impacted by changes to the government program rebates and new private payer rebate contracts we entered or may enter in the future. As of September 30, 2022, we had deferred revenues of $1.4 million, which we will recognize as revenue upon satisfaction of our remaining performance obligations under our respective collaboration agreements.

Cost of Product Sales

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Cost of product sales	$250	$151	$99	$1,407	$596	$811

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

There were no material increases in our cost of product sales related to our sales of TAVALISSE in the US during the three and nine months ended September 30, 2022, compared to the same periods in 2021. For the nine months ended September 30, 2022 compared to the same period in 2021, the increase in cost of product sales was primarily due to delivery of drug supply pursuant to our supply agreements during the second quarter of 2022 with our collaborative partners, Grifols and Kissei.

Research and Development Expense

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Research and development expense	$14,666	$18,300	$(3,634)	$44,907	$51,933	$(7,026)
Stock-based compensation expense included in research and development expense	$588	$402	$186	$1,514	$1,522	$(8)

The decrease in research and development expense in the three months ended September 30, 2022 compared to the same period in 2021 was mainly due to lower research and development costs in our COVID-19 study of $1.8 million, lower research and development costs in our AIHA study of $0.9 million, and lower research and development costs in our IRAK1/4 inhibitor program of $1.2 million. These decreases were primarily due to timing of activities related to such studies. Further, personnel-related costs decreased by $0.8 million and other various research and development expenses including allocated facilities and laboratory costs decreased by $0.9 million, primarily as a result of the restructuring of our early-stage research department in November 2021. These decreases were partially offset by the $2.0 million upfront payment to Forma recorded as acquired IPR&D included within research and development expense in the third quarter of 2022.

The decrease in research and development expense in the nine months ended September 30, 2022 compared to the same period in 2021 was mainly due to decrease in personnel-related costs of $3.5 million, and decrease in various research and development expenses including allocated facilities and laboratory costs of $3.4 million, primarily as a result of the restructuring as discussed above. Further, research and development costs decreased by $3.8 million on our COVID-19 study, and $2.5 million on or AIHA study, primarily due to timing of activities related to such studies. These decreases were partially offset by the increase of research and development in our IRAK 1/4 inhibitor program of $3.0 million, upfront payment to Forma of $2.0 million as discussed above, and increase in consulting and third-party services of $1.2 million.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, allocated facility costs, and upfront payment related to our in-licensed agreement with Forma. We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including COVID-19 and IRAK 1/4 inhibitor program. In July 2022, we completed the enrollment of the FOCUS Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19 and on November 1, 2022, we announced the top-line results of the clinical trial. The trial approached but did not meet statistical significance in the primary efficacy endpoint. All prespecified secondary endpoints in the study numerically favored fostamatinib over placebo, including mortality, time to sustained recovery, change in ordinal scale assessment, and number of days in the ICU. We are evaluating the opportunity and next steps in collaboration with our partner, the US Department of Defense. Our Phase 3 clinical trial for hospitalized COVID-19 patients is partially funded by the award granted to us by the US Department of Defense as discussed above. Our Phase 3 wAIHA study has completed enrollment in November 2021 and completed the treatment period for the last patient in April 2022. In June 2022, we announced that the top-line results from the trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on this guidance, we do not expect to file an sNDA for this indication at this time. We will continue to explore our options for the wAIHA program in relation to our complete portfolio of development opportunities.

Following our agreement with Forma to acquire exclusive license to develop, manufacture and commercialize olutasidenib, we recorded the upfront payment of $2.0 million as IPR&D, and included such amount within research and development expense in the three and nine months ended September 30, 2022. As specified in the agreement, Forma is entitled to receive future potential development and regulatory milestones. As we incur such milestone payment obligations in the future, we will record such amounts within research and development expenses if such milestone payment obligations are incurred at development stage or prior to a regulatory approval. Further, we may incur research and development costs as we continue to pursue strategic actions to further develop olutasidenib for the treatment of other malignancies.

In November 2021, we exited our early-stage research to focus our resources on our mid to late-stage development programs and our commercialization efforts. In October 2022, we announced further reduction in our workforce resulting to elimination of certain positions primarily in development as well as administration group. We continue to expect cost savings on our research and development costs because of these reduction in workforce. We believe that this strategy strengthens our ability to execute on near-term value drivers, such as growing ITP sales, expanding the addressable market for fostamatinib and olutasidenib, and advancing our other clinical trials.

Currently, we cannot fully forecast the scope of the evolving effects that the COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on, and timing of, clinical study results.

We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on three categories: research, development, and other. Our research team is focused on identifying and evaluating product candidates in our focused range of therapeutic indications that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, costs related to our regulatory filings, lab supplies and fees to third party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock-based compensation expense relating to personnel in research and development groups. “Other” expenses also include the upfront payment to Forma recorded in the third quarter of 2022.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		From January 1, 2007*
	2022	2021	2022	2021	to September 30, 2022
Categories:
Research	$545	$2,220	$2,460	6,994	$266,692
Development	10,304	14,155	35,432	38,891	532,751
Other	3,817	1,925	7,015	6,048	269,451
	$14,666	$18,300	$44,907	$51,933	$1,068,894

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses for the three and nine months ended September 30, 2022 consisted of allocated facilities costs of $1.2 million and $3.5 million, respectively, allocated stock-based compensation expense of $0.6 million and $1.5 million, respectively, and acquired IPR&D of $2.0 million related to our in-license agreement with Forma for each of the respective periods. “Other” expenses for the three and nine months ended September 30, 2021 consisted of allocated facilities cost of $1.5 million and $4.5 million, respectively, and allocated stock-based compensation expense of $0.4 million and $1.5 million, respectively. For the three and nine months ended September 30, 2022 and 2021, a major portion of our total research and development expense was associated with our COVID-19, AIHA and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$25,897	$22,877	$3,020	$80,279	$67,376	$12,903
Stock-based compensation expense included in selling, general and administrative expense	$2,119	$1,800	$319	$6,791	$5,625	$1,166

Stock-based compensation expense for the nine months ended September 30, 2022 include an incremental charge of approximately $0.8 million recorded in the first quarter of 2022 as a result of stock option modification in March 2022 related to the extension of exercise period of the stock option grants made to two former Board of Directors whose terms expired in May 2022.

The increase in selling, general and administrative expense in the three months ended September 30, 2022 compared to the same period in 2021 was mainly due to the increase in personnel-related costs and recruitment fees of $1.6 million, increase in trainings, conferences and travel related costs of $0.7 million, increase in costs of commercial activities of $0.2 million, and increase in other various sales, general and administrative costs of $0.5 million.

The increase in selling, general and administrative expense in the nine months ended September 30, 2022 compared to the same period in 2021 was mainly due to the increase in personnel-related costs and recruitment fees of $5.9 million, increase in costs of commercial activities of $3.8 million, increase in trainings, conferences and travel related costs of $2.4 million, increase in stock-based compensation expense of $1.2 million primarily due to an incremental charge as discussed above, and increase in other various sales, general and administrative costs of $0.3 million. These increases were partially offset by the decrease in our consulting and third-party services of $0.7 million.

We expect our selling, general and administrative expense for the remainder of 2022 to increase as we continue to expand our commercial activities, including the effect of the recent sales force expansion and prepare for the potential commercial launch of olutasidenib. As discussed above, in October 2022, we announced a reduction in our workforce resulting to elimination of certain positions in our administrative group. We expect some cost savings on our general and administrative costs in the future because of such reduction in workforce. In response to the limitations on in-person office visits during the ongoing COVID-19 pandemic, we continue to deploy resources to enable our field-based employees to continue to engage virtually with healthcare providers. These virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for our product. However, we are not currently able to fully forecast the scope of impacts that the COVID-19 pandemic may have on our commercial activities and sales of our product.

Interest Income and Interest Expense

	Three Months Ended September 30,		Aggregate	September 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Interest income	$192	$14	$178	$255	$31	$224
Interest expense	$(826)	$(1,317)	$491	$(2,600)	$(3,561)	$961

Interest income is primarily related to our interest-bearing cash and investment balances.

Interest expense is comprised primarily of interest on the outstanding term loan with MidCap and interest accreted on the outstanding financing liability associated with the license agreements with Lilly and Medison. The decrease in interest expense in the three and nine months ended September 30, 2022, compared with the same periods in 2021, were mainly due to the timing of accretion of interest on the outstanding financing liability. During the three and nine months ended September 30, 2022, no interest and $0.7 million interest, respectively, was recognized on the outstanding financing liability, compared to $0.9 million and $2.3 million, for the three and nine months ended September 30, 2021, respectively. The decrease in interest expense as discussed above were partially offset by higher interest on our term loan with MidCap due to the increase in the outstanding term loan balance. In February 2022, we accessed additional $10.0 million term loan (Tranche 3), and in July 2022, we accessed additional $10.0 million term loan (Tranche 4) from our credit facility with MidCap.

Provision for Income Taxes

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2022	2021	Change	2022	2021	Change
		(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$—	$(136)	$136	$—	665	$(665)

For the three and nine months ended September 30, 2022, we did not recognize provision for income taxes due to our pre-tax book loss as we continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. The benefit from and the provision for income tax for the three and nine months ended September 30, 2021 were determined using our effective tax rate on our year-to-date income (loss). We estimated a state tax liability over our pre-tax income (loss) for 2021, which was primarily due to revenue recognized for the Lilly Agreement. We did not estimate a provision for federal income taxes due to the sufficient net operating loss carryforwards that were generated prior to enactment of the Tax Cuts and Jobs Act, as well as our ability to utilize significant research and development credit carryforwards

Critical Accounting Policies and Use of Estimates

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

Our significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these accounting policies except for our accounting associated with our in-license agreement with Forma as discussed in detail in “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

No new accounting guidance adopted during the period. Recently issued accounting guidance is not applicable or did not have, or is not expected to have, a material impact to us.

Liquidity and Capital Resources

Liquidity

As of September 30, 2022, we had approximately $81.6 million in cash, cash equivalents and short-term investments, as compared to approximately $125.0 million as of December 31, 2021. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(51,849)	$24,964
Investing activities	54,179	(86,524)
Financing activities	8,646	61,590
Net increase in cash and cash equivalents	$10,976	$30

Net cash used in operating activities for the nine months ended September 30, 2022 was primarily related to payments for our research and development programs and other operating expenses, partially offset by the proceeds from sales of TAVALISSE, and the timing of cash receipt from our collaboration partners and cash grant from the US Department of Defense. Net cash provided by operating activities for the nine months ended September 30, 2021 was primarily due to the cash received from Lilly for the portion allocated as net transaction price of $67.1 million, proceeds from sales of TAVALISSE, and timing of cash receipt from our collaboration partners and cash grant from the US Department of Defense. These increases were partially offset by payments of our research and development programs and other operating expenses.

Net cash provided by investing activities for the nine months ended September 30, 2022 comprises net maturities of short-term investments of $54.0 million and proceeds from disposal of assets of $0.5 million, partially offset by capital expenditures of $0.4 million. Net cash used in investing activities for the nine months ended September 30, 2021 comprises net purchases of short-term investments of $85.9 million and capital expenditures of $0.6 million.

Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to the net cash proceeds from term loan financing (Tranche 3 and 4) of $19.5 million and proceeds from exercises of stock options and participation in the Purchase Plan of $1.5 million, partially offset by our payment of cost share to Lilly of $12.4 million. Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to the cash received from Lilly for the portion allocated as financing component amounting to $57.9 million, and proceeds from exercise of stock options and participation in the Purchase Plan of $3.7 million.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of TAVALISSE as well as the potential commercial launch of olutasidenib, through at least the next 12 months from the Form 10-Q filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercializing a product, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities, debt financing, from sales of TAVALISSE beginning in May 2018, and contract payments under our collaboration agreements.

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of September 30, 2022, total future contingent payments to us under our existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In January 2021, we were awarded $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Under the agreement with the US Department of Defense, we are entitled to receive such award based on the agreed-upon payment schedule, subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. Through September 30, 2022, we recognized $13.0 million in revenue from this award and expect to receive the remaining awards of $3.5 million throughout the period of which we conduct our clinical trial, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

In August 2020, we entered into an Open Market Sale Agreement SM with Jefferies LLC, as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. In April 2021, the registration statement registering the sale of shares under the Open Market Sale Agreement expired. From the time of implementation of the Open Market Sale Agreement through expiration of the registration statement, no sales of shares occurred. On August 3, 2021, we filed a new automatic shelf registration statement as a qualified well-known seasoned issuer (WKSI), such term as defined in Rule 405 of the Securities Act. The automatic shelf registration statement was filed to register, among other securities, the sale of up to a maximum aggregate offering price of $100.0 million of shares of our common stock that may be issued and sold from time to time under the Open Market Sale Agreement; and a base prospectus which covers the offering, issuance, and sale by us of the securities identified from time to time in one or more offerings. On March 1, 2022, we filed a post-

effective amendment to the automatic shelf registration statement immediately after filing our Annual Report on Form 10-K for the year ended December 31, 2021, because we no longer qualified as a WKSI upon filing of such Annual Report. The post-effective amendment was declared effective on May 3, 2022. The post-effective amendment registers, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement.

We have a Credit Agreement with MidCap entered in September 2019, and subsequently amended in March 2021, February 2022 and July 27, 2022. The Credit Agreement provides for $60.0 million term loan credit facility. As of September 30, 2022, we have a principal term loan outstanding with MidCap amounting to $40.0 million and the facility gives us the ability to access an additional $20.0 million at our option through March 31, 2023, subject to the achievement of certain customary conditions.

We have a sublease agreement originally entered in December 2014, and subsequently amended in February 2017 and July 2017, with an unrelated third party to occupy a portion of our research and office space which expire in January 2023. As of September 30, 2022, we expect to receive approximately $1.6 million in future sublease income (excluding our subtenant’s share of facility’s operating expenses) through January 2023.

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

As discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our global exclusive license agreement and strategic collaboration agreement with Lilly, we are responsible for funding the development costs for R552 in the US, Europe, and Japan, up to $65.0 million through April 1, 2024. Through September 30, 2022, Lilly billed us $12.4 million of the funding development costs and the amounts were fully paid as of September 30, 2022. We have the right to opt-out of co-funding of development costs at two different specified times. If we decide not to exercise our opt-out rights, we will be required to share in global development costs up to certain amounts at a specified cap, as set forth in the agreement.

Additionally, as discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in July 2022, we entered into a license and transition services agreement with Forma. Pursuant to such agreement, we paid Forma an upfront fee of $2.0 million, with potential for an additional development and regulatory milestone payments of up to $67.5 million, commercial milestone payments of up to $165.5 million, and tiered royalty payments. As of September 30, 2022, no milestone payment was met. In October 2022, a regulatory milestone was met which entitles Forma to receive a $2.5 million milestone payment.

As of September 30, 2022, we have a contractual commitment related to our facilities lease which will expire in January 2023 amounting to $3.5 million. This amount excludes the expected sublease income as discussed above. As discussed in “Note 12 – Subsequent Events” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, on October 28, 2022, we entered into a sublease agreement with Atara to sublease approximately 13,670 rentable square feet of office space located in South San Francisco, California. Subject to the terms of the sublease agreement, the lease term shall commence no sooner than November 1, 2022 and shall expire on May 24, 2025. The future lease payments associated with this sublease agreement are approximately $1.7 million. We expect this new leased facility will be held as our new headquarters following the expiration of our current leased facility in South San Francisco, California in January 2023.

As discussed above, we have a contractual commitment with respect to our credit facility with MidCap. Under the amended Credit Agreement, the term loans mature on September 1, 2026, and the interest-only period is through October 1, 2024. The interest rate applicable to the term loans under the amended Credit Agreement is the sum of one-month SOFR, plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%. A final payment fee of 2.5% of principal is due at maturity date of the term loans. As of September 30, 2022, the outstanding principal amount of the loan was $40.0 million, and no principal payments are due within 12 months. We are also obligated to pay annual administrative fees and a final fee due at maturity. Future interest and final fee payments associated with the credit facility amounted to $9.6 million, with approximately $3.0 million is payable within 12 months.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments and outstanding loans. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the nine months ended September 30, 2022 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. The notice letter included a Paragraph IV certification with respect to our US Patent Nos. 7,449,458; 8,263,122; 8,652,492; 8,771,648 and 8,951,504, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The notice letter asserts that these patents will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. Annora’s notice letter does not provide a Paragraph IV certification against our other patents listed in the Orange Book. On July 25, 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its affiliates, Hetero Labs Ltd., and Hetero USA, Inc., for infringement of our US patents identified in Annora’s Paragraph IV certification. On September 21, 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of the ’458, ’122, ’492, ’648, and ’504 patents. We filed an answer to Annora’s counterclaims on October 12, 2022. We intend to vigorously enforce and defend our intellectual property related to TAVALISSE.

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

Risk Factor Summary

●	Our prospects are highly dependent on our first commercial product, TAVALISSE (fostamatinib disodium hexahydrate). To the extent that the commercial success of TAVALISSE or fostamatinib in the US and respective territories outside of the US is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.
●	Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.
●	We may not be able to obtain EUA for fostamatinib for the treatment of hospitalized patients with COVID-19, and, even if we do, absent supplemental NDA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.
●	We may not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates. If the results of our clinical trials do not meet the primary efficacy endpoints, or if the top-line data from the results of our clinical trials may not ultimately meet the requirements for an NDA approval by the FDA, or if the NDA submitted by Forma for olutasidenib to the FDA is not approved, the commercial prospects of our business may be harmed, and our ability to generate product revenues may be delayed or eliminated.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize TAVALISSE or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, unfavorable health technology assessments (HTA) assessment, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
●	If we are unable to successfully market and distribute TAVALISSE and retain experienced sales force, our business will be substantially harmed.
●	We are subject to stringent and evolving privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.
●	If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.
●	Unforeseen safety issues could emerge with TAVALISSE that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.

●	We rely and may continue to rely on two distribution facilities for the sale of TAVALISSE and potential sale of any of our product candidates. If either or both of them become subject to adverse findings from inspections or face other difficulties to operate, then the distribution of TAVALISSE may be interrupted or otherwise adversely affected.

●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities and partnering.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

Although we have recently substantially increased the size of our organization particularly in our sales force, we may need to add additional qualified personnel and resources to support our commercial activities. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including commercialization of TAVALISSE and development of our other product candidates.

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

Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.*

The COVID-19 pandemic has resulted in extended travel and other restrictions in order to reduce the spread of the disease. During 2020 and 2021, several states and counties across the country including California and the San Francisco Bay Area issued orders and restrictions, including directing individuals to shelter in place, prohibiting certain non-essential gatherings, directing businesses and governmental agencies to cease non-essential operations at physical locations and advising against non-essential travel. We are continuing to monitor the impact of the evolving effects of the COVID-19 pandemic and have undertaken, and plan to continue to undertake, safety measures to keep our staff, patients, investigators and stockholders safe and to help the communities where we live and work to reduce the number of people exposed to the virus. Through our existing CMT, we implemented and continue to monitor our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. Our CMT meets regularly to assess the effectiveness of our business continuity plans and make adjustments accordingly as COVID-19 continues to evolve. We have the Plan in place to provide guidelines when working onsite. We continue to evaluate the workplace for compliance with the local, state and federal guidance and may modify or update at any time to ensure the safety of our employees, contractors and visitors. During the first quarter of 2022, we updated our Plan as we move towards a hybrid schedule, reinstituting more in-person interactions back into our business beginning April 2022. We endeavor to provide the safest and most effective work environment under the circumstances, but we cannot guarantee that employees who come to the office will not be exposed to COVID-19 while at the office. Although we have recently initiated return-to-work initiatives, certain employees continue to work remotely and only on-site on certain business days. Our continued reliance on personnel working from home may negatively impact productivity, disrupt, delay, or otherwise adversely impact our business. In addition, with certain employees continuing to work remotely, our exposure to cybersecurity risk has increased. This also creates data accessibility concerns and make us more susceptible to communication disruptions. Although most states and counties have since eased restrictions as the number of COVID-19 cases declined, the resurgence of COVID-19 cases and emergence of new variants of the virus could force states and counties to reinstate more severe restrictions to reduce the spread of the disease. The evolving effects of the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.

Since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives have had fewer visits with health care providers, which negatively affected our product sales and may continue to negatively affect our product sales in the future. Physicians with practices severely impacted by the COVID-19 pandemic, and who currently prescribe TAVALISSE, may eventually decide to close their independent practices and join a larger medical organization with a practice that does not prescribe TAVALISSE. Additionally, commercial-related activities, such as our marketing programs, speaker bureaus, and market access initiatives have been conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. Resources have been deployed to enable our field-based employees to continue to engage with health care providers virtually, and recently hybrid virtual and in-person interactions. Although these engagements have enabled our field team to support existing prescribers, as well as partner with new prescribers to identify appropriate patients for TAVALISSE, we cannot rule out the future impact on our business if the pandemic continues for an extended period of time.

With respect to clinical development, we have taken, and continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible per recent FDA guidance and working with our investigators for appropriate care of these patients in a safe manner consistent with agency guidelines. We have a number of ongoing clinical trials, including our global Phase 3 clinical studies in COVID and IRAK 1/4 inhibitor program. A number of our clinical trial investigators have paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled. Although some sites have resumed patient screening, the progress is slow, and we continue to experience delays in new patient enrollment. We are continuing to make decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to resuming enrollment/screening, considering the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drug, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. We continue to experience slower than anticipated enrollment in some of our clinical trials, and at this time we cannot currently fully forecast the scope of impact that the COVID-19 pandemic may have overall on clinical study results, including the timing thereof, or our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug and obtain complete data points in accordance with study protocol.

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

Because of the uncertainty of whether the accumulated preclinical evidence (PK, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. For example, we initiated our FORWARD study, a Phase 3 pivotal trial of fostamatinib in patients with wAIHA in March 2019, completed the enrollment in November 2021 and completed the treatment period for the last patient under the study in April 2022. In June 2022, we announced top-line efficacy and safety data results of our FORWARD study, and the results of the trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on this guidance, we do not expect to file a sNDA for this indication at this time. We will continue to explore our options for the wAIHA program in relation to our complete portfolio of development opportunities. Further, we have our Phase 3 clinical trial to evaluate safety and efficacy of fostamatinib in hospitalized COVID-19 patients which we launched in November 2020. In July 2022, we completed the enrollment on this study, and on November 1, 2022, we announced the top-line results of the clinical trial. The trial approached but did not meet statistical significance in the primary efficacy endpoint. All prespecified secondary endpoints in the study numerically favored fostamatinib over placebo, including mortality, time to sustained recovery, change in ordinal scale assessment, and number of days in the ICU. We are evaluating the opportunity and next steps in collaboration with our partner, the US Department of Defense.

If the results of our clinical trials fail to meet the primary efficacy endpoints, or otherwise do not ultimately meet the requirements for an NDA approval by the FDA, the commercial prospects of our business may be harmed, our ability to generate product revenues may be delayed or eliminated or we may be forced to undertake other strategic alternatives that are in our shareholders’ best interests, including cost reduction measures. If we are unable to obtain adequate financing or engage in a strategic transaction on commercially reasonable terms or at all, we may be required to implement further cost reduction strategies which could significantly impact activities related to our commercial efforts and/or research and development of our future product candidates, and could significantly harm our business, financial condition and results of operations. In addition, these cost reduction strategies could cause us to further curtail our operations or take other actions that would adversely impact our shareholders.

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

European data protection laws, including the EU GDPR, generally also prohibit the transfer of personal information from Europe to the US and most other countries that are not recognized as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing US companies to import personal information from Europe has been certification to the EU-US Privacy Shield and Swiss-US Privacy Shield frameworks administered by the US Department of Commerce. However, the Court of Justice of the European Union (CJEU) issued a decision in July 2020 invalidating the EU-US Privacy Shield framework as a data transfer mechanism (Schrems II) and imposing further restrictions on the use of standard contractual clauses (SCCs), including a requirement for companies to carry out a transfer privacy impact assessment, which, among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in Europe. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-US Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) and the Swiss-US Privacy Shield has not been officially invalidated). Further, the European Commission published new EU SCCs in June 2022, which place onerous obligations on the contracting parties. At present, there are few, if any, viable alternatives to the SCCs. However, on October 7, 2022, the US President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework which will act as a successor to the invalidated Privacy Shield. If approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal data and provide an alternative data transfer mechanism (in addition to EU SCCs and Binding Corporate Rules) for companies transferring personal data from the EU to the US. However, before parties rely on the new framework, there are still legislative and regulatory steps that must be undertaken both in the US and in the EU. As such, any transfers by us or our third-party vendors, collaborators or others of personal information from Europe to the US or elsewhere may not comply with European data protection laws, may increase our exposure to European data protection laws’ heightened sanctions for cross-border data transfer restrictions may restrict our clinical trial activities in Europe and may limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Following the UK’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but that process personal information either in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR, the requirements of which are (at this time) largely aligned with those under the EU GDPR, and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Government published its own form of EU SCCs, known as the International Data Transfer Agreement (IDTA) and International Data Transfer Addendum (UK Addendum) to the new EU SCCs. The UK Information Commissioner’s Office (ICO) may also publish its version of the transfer impact assessment and revised guidance on international transfers, though it is unclear when this may take place. In terms of international data transfers between the UK and US, it is understood that the UK and the US are negotiating an adequacy agreement.

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

Enhanced governmental and public scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs may require us to modify our programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.*

To help patients afford our products, we have a manufacturer-sponsored patient assistance program that helps financially needy patients. This type of program has become the subject of enforcement scrutiny in recent years. For example, some pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. In addition, certain state and federal enforcement authorities have pursued investigations and settlements and members of Congress have initiated inquiries about manufacturer-sponsored patient support programs, including, for example, manufacturer-sponsored patient assistance programs, co-payment assistance programs, and manufacturer contributions to independent charitable patient assistance programs. Moreover, the Department of Health and Human Services, Office of the Inspector General recently published an advisory opinion (OIG Ad Op. No. 22-19) that, while binding only on the requestor of the opinion, reflects the government’s continued scrutiny of manufacturer financial contributions to patient assistance programs conducted through third parties, including charitable organizations. Numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient support programs and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may be proposed that would establish requirements or restrictions with respect to these programs and/or support that would affect pharmaceutical manufacturers.

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

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. The notice letter included a Paragraph IV certification with respect to our US Patent Nos. 7,449,458; 8,263,122; 8,652,492; 8,771,648 and 8,951,504, which are listed in the Orange Book. The notice letter asserts that these patents will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. Annora’s notice letter does not provide a Paragraph IV certification against our other patents listed in the Orange Book. On July 25, 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its affiliates, Hetero Labs Ltd., and Hetero USA, Inc., for infringement of our US patents identified in Annora’s Paragraph IV certification. On September 21, 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of the ’458, ’122, ’492, ’648, and ’504 patents. We filed an answer to Annora’s counterclaims on October 12, 2022. We intend to vigorously enforce and defend our intellectual property related to TAVALISSE. We cannot assure you that such lawsuit will prevent the introduction of a generic version of TAVALISSE for any particular length of time, or at all. If an ANDA from Annora or any other generic manufacturer is approved, and a generic version of TAVALISSE is introduced, whether following the expiration of our patents, the invalidation of our patents as a result of any litigation, or the determination that the proposed generic product does not infringe on our patents, our sales of TAVALISSE would be adversely affected. In addition, we cannot predict what additional ANDAs could be filed by Annora or other potential generic competitors requesting approval to market generic forms of fostamatinib, which would require us to incur significant additional expense and result in distraction for our management team, and if approved, result in significant decreases in the revenue derived from sales of our marketed products and thereby materially harm our business and financial condition.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the US, we could be subject to additional rebate or discount requirements, fines, sanctions and exposure under other laws which could have an adverse effect on our business, results of operations and financial condition.

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

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and for the commercial launch of TAVALISSE. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of TAVALISSE in the US as well as the potential commercial launch of olutasidenib, through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1), in May 2020, an additional $10.0 million was funded (Tranche 2), in February 2022, an additional $10.0 million was funded (Tranche 3), and in July 2022, an additional $10.0 million was funded (Tranche 4). To date, the Credit Agreement gives us the ability to access the following available credit facilities, an additional $20.0 million term aggregate principal amount of term loan facility subject to the satisfaction of applicable funding conditions which include minimum net revenue and compliance with financial covenants set forth in the Credit Agreement. If we are unable to satisfy these or other required conditions, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

For the nine months ended September 30, 2022, we recognized loss from operations of $57.6 million primarily due to higher operating and non-operating expenses, partly offset by our net product sales and collaboration revenues. We have historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for TAVALISSE. We expect to continue to incur losses from operations, at least in the next 12 months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of TAVALISSE, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of September 30, 2022, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, especially due to the ongoing COVID-19 pandemic, is highly uncertain.

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

An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. For example, in June 2022, we received a notice letter from Annora advising that it has filed an ANDA with the FDA for a generic version of TAVALISSE and asserting that certain patents related to TAVALISSE that are listed in the Orange Book will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. In July 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its subsidiaries for infringement of those US patents. In September 2022, Annora and its subsidiaries answered and counterclaimed for declaratory judgment of non-infringement and invalidity of those patents. We intend to vigorously enforce and defend our intellectual property rights related to TAVALISSE. Should Annora or any other third parties receive FDA approval of an ANDA for a generic version of fostamatinib or a 505(b)(2) NDA with respect to fostamatinib, and if our patents covering fostamatinib were held to be invalid (or if such competing generic versions of fostamatinib were found to not infringe our patents), then they could introduce generic versions of fostamatinib or other such 505(b)(2) products before our patents expire, and the resulting competition would negatively affect our business, financial condition and results of operations. Please also see the risk factor entitled, “If manufacturers obtain approval for generic versions of TAVALISSE, or of products with which we compete, our business may be harmed.”

Additional uncertainty may result because no consistent policy regarding the breadth of legal claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

Because the degree of future protection for our proprietary rights is uncertain, we cannot assure you that:

●	we were the first to make the inventions covered by each of our pending patent applications;
●	we were the first to file patent applications for these inventions;
●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
●	any of our pending patent applications will result in issued patents;
●	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;
●	we will develop additional proprietary technologies that are patentable;
●	we will obtain a supplemental protection certificate that will extend the protection afforded by the patent to the product with a marketing authorization; or
●	the patents of others will not have a negative effect on our ability to do business.

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

Our business requires us to generate meaningful revenue from royalties and licensing agreements. To date, we have not recognized material amount of revenue from royalties for the commercial sale of drugs, and we do not know when we will be able to generate such meaningful revenue in the future.

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

While we have a strong compliance effort in place to ensure we are complying with all requirements of law, our consulting or advisory contracts with our scientific consultants and advisors may be scrutinized under the Anti-Kickback Statute, the UK Bribery Act 2010, and other similar national and state-level legislation, which prohibit, among other things, companies from offering or paying anything of value as remuneration for ordering, purchasing, or recommending the ordering or purchasing of pharmaceutical and biological products that may be paid for, in whole or in part, by Medicare, Medicaid, or another federal healthcare program. Although there are several statutory exceptions and regulatory safe harbors that may protect these arrangements from prosecution or regulatory sanctions, our consulting and advising contracts may be subject to scrutiny if they do not fit squarely within an available exception or safe harbor.

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

In the US, the EU and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. In the US, there have been several recent Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer-sponsored patient assistance programs, and reform government program reimbursement methodologies for drugs. The former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection under the federal Anti-Kickback Statute for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The implementation of the rule has been delayed by ongoing litigation and a Congress-passed moratorium on implementation before January 1, 2026. The rule would create a new safe harbor for manufacturer price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between PBMs and manufacturers, the implementation of which have also been delayed until January 1, 2026. Most recently, on June 16, 2022, the Federal Trade Commission issued a policy statement stating its intension to increase enforcement scrutiny of “exclusionary rebates” to PBMs and other intermediaries that “foreclose competition.”

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which, among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. More recently, the temporary suspension of the 2% reduction in Medicare payments to providers that was instituted in the wake of the COVID-19 pandemic expired on July 1, 2022, with the 2% reduction set to remain in effect until 2031 unless additional Congressional action is taken. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other reforms, allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discounts obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D.

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

We may not be able to obtain an EUA for fostamatinib for the treatment of hospitalized patients with COVID-19, and, even if we do, absent supplemental NDA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.*

Based on the results of the NIH/NHLBI-sponsored Phase 2 trial, in May 2021, we filed an EUA for the use of fostamatinib for the treatment of hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 was insufficient for EUA. In July 2022, we completed enrollment with 280 patients in our pivotal Phase 3 clinical trial evaluating fostamatinib in high-risk patients hospitalized with COVID-19. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. On November 1, 2022, we announced the top-line results of the clinical trial. The trial approached but did not meet statistical significance in the primary efficacy endpoint. All prespecified secondary endpoints in the study numerically favored fostamatinib over placebo, including mortality, time to sustained recovery, change in ordinal scale assessment, and number of days in the ICU. We are evaluating the opportunity and next steps in collaboration with our partner, the US Department of Defense. Section 564 of the FDCA allows the FDA to authorize the shipment of drugs, biological products, or medical devices that either lack required approval, licensure, or clearance (unapproved products), or are approved but are to be used for unapproved ways to diagnose, treat, or prevent serious diseases or conditions in the event of an emergency declaration by the HHS Secretary.

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

We currently do not have the manufacturing capabilities or experience necessary to produce TAVALISSE or any product candidates for clinical trials, including fostamatinib in our ongoing clinical trials for certain indications, and for olutasidenib. We currently use one manufacturer of fostamatinib. We do not currently have, nor do we plan to acquire the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. Our ability to develop our product candidates, and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the APIs and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.

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

Apart from our internal discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant product candidates. In July 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. Forma has submitted an NDA for olutasidenib to the FDA and the PDUFA action date is February 15, 2023. If approved, olutasidenib has the opportunity to be our second commercial product and is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. The in-licensing and acquisition of product candidates is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms that would allow us to realize an appropriate return on our investment. If we are unable to develop suitable product candidates through internal discovery efforts, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, or if we are unable to successfully obtain rights to additional suitable product candidates, our business and prospects for growth could suffer. Even if we succeed in our efforts to obtain rights to suitable product candidates, the competitive business environment may result in higher acquisition or licensing costs, and our investment in these potential products will remain subject to the inherent risks associated with the development and commercialization of new medicines. In certain circumstances, we may also be reliant on the licensor for the continued development of the in-licensed technology and their efforts to safeguard their underlying intellectual property.

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

Market acceptance of fostamatinib will depend on a number of factors, including:

●	the timing of market introduction of the product as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;
●	impacts due to the evolving effects of the COVID-19 pandemic;
●	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies, if any;
●	the convenience of prescribing, administrating and initiating patients on the product and the length of time the patient is on the product;

●	the potential and perceived value and advantages of the product over alternative treatments;
●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
●	pricing and the availability of coverage and adequate reimbursement by third-party payors and government authorities;
●	a positive HTA assessment concluding that the product is cost-effective and the HTA bodies issuing a positive recommendation for the use of the product as a first or second line of treatment for the granted therapeutic indication;
●	the prevalence and severity of adverse side effects; and
●	the effectiveness of sales and marketing efforts.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed, which could delay market entry (or, if pricing is not approved, we may be unable to sell at all in a country where we have received regulatory approval for a product. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some countries, the proposed pricing for a drug must be approved before it may be lawfully marketed). In addition, authorities in some countries impose additional obligations, such as HTAs, which assess the performance of a drug in comparison with its cost. The outcome of HTA assessments is judged on a national basis and some payers may not reimburse the use of our products or may reduce the rate of reimbursement for our products and as a result, revenue from such products may decrease.

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

We have established our distribution, sales, marketing and market access capabilities, all of which will be necessary to successfully commercialize TAVALISSE. As a result, we will be required to expend significant time and resources to market, sell, and distribute TAVALISSE to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies we have developed, including our virtual strategies in response to the restrictions and limitations resulting from the COVID-19 pandemic, or the distribution, sales, marketing and market access capabilities that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of TAVALISSE. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed. In addition, we actively participate in medical conferences and exhibits, such as the ASCO and ASH Annual Meeting & Exposition that are significant opportunities for us to educate physicians and key opinion leaders about TAVALISSE. ASCO was held in Chicago, Illinois as well as virtually in June 2022, and ASH is scheduled to take place in New Orleans, Louisiana as well as virtually in December 2022, However, it is uncertain if in the future other key conferences will be held live, virtually, postponed or cancelled. Such disruptions may prevent us from effectively educating the prescribing physicians and key opinion leaders about TAVALISSE which would negatively impact utilization of TAVALISSE and our results of operations and growth prospects could be adversely affected.

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

Our clinical trials may fail to produce results satisfactory to the FDA or regulatory authorities in other jurisdictions. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or supplemental NDA and decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of fostamatinib for any individual, additional indications. For example, in June 2022, we announced that the top-line results from our Phase 3 study in wAIHA did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. While we conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA, in October 2022, we announced that we received guidance from the FDA’s of these findings. Based on this guidance, we do not expect to file an sNDA for wAIHA at this time.

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

In addition, Section 203 of the Delaware General Corporation Law (DGCL), which imposes certain restrictions relating to transactions with major stockholders, may discourage, delay or prevent a third party from acquiring us.

Our bylaws designate a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our current or former directors, officers, stockholders, or other employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us under Delaware law, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee of the Company to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation and bylaws (as either may be amended from time to time), (iv) any action asserting a claim against us governed by the internal affairs doctrine, or (v) any other action asserting an “internal corporate claim,” as defined under Section 115 of the DGCL. The forgoing provisions do not apply to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)
10.1#˄	License and Transition Services Agreement with Forma Therapeutics, Inc. dated July 27, 2022.
10.2#˄	Third Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated July 27, 2022.
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith

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

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.
(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on May 18, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on November 3, 2022, and incorporated herein by reference.
(4)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), filed on September 15, 2000, as amended, and incorporated herein by reference.

(5)	Filed as an exhibit to Rigel’s Current Report on Form 8-K filed on June 24, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2022

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	November 3, 2022