Form 10-K
period 2022-12-31
RIGEL PHARMACEUTICALS INC
filed 2023-03-07
CIK 1034842

kr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29889

RIGEL PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3248524 (IRS Employer Identification No.)
611 Gateway Boulevard, Suite 900, South San Francisco, California (Address of principal executive offices)	94080 (Zip Code)

(650) 624-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $.001 per share	RIGL	The Nasdaq Stock Market LLC

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

Large-accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on the Nasdaq Global Select on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $193.7 million. Shares of the registrant’s outstanding common stock held by each executive officer, director and affiliates of the registrant’s outstanding common stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 28, 2023, there were 173,653,353 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our expectations regarding the impact of the global COVID-19 pandemic; our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of our products in the United Stated (US) and outside the US; risks that the US Food and Drug Administration (FDA), European Medicines Agency (EMA) or other regulatory authorities may make adverse decisions regarding our products; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed in “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

●	Our prospects are highly dependent on our first commercial product, TAVALISSE® (fostamatinib disodium hexahydrate) and our recently launched second commercial product REZLIDHIA™ (olutasidenib). To the extent that the commercial success of our products in the US and respective territories outside of the US is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.
●	We may not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates. If the results of our clinical trials do not meet the primary efficacy endpoints, or if the top-line data from the results of our clinical trials may not ultimately meet the requirements for an NDA approval by the FDA and other national regulatory authorities, the commercial prospects of our business may be harmed, and our ability to generate product revenues may be delayed or eliminated.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize our products or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, unfavorable health technology assessments (HTA) assessment, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.

●	If we are unable to successfully market and distribute our products and retain experienced commercial personnel, our business will be substantially harmed.
●	Our business was adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the potential future impacts on our commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.
●	We are subject to stringent and evolving privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.
●	If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.
●	Unforeseen safety issues could emerge with our products that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
●	We rely and may continue to rely on third party distribution facilities for the sale of our products and potential sale of any of our product candidates. If any or all of them become subject to adverse findings from inspections or face other difficulties to operate, then the distribution of our products may be interrupted or otherwise adversely affected.
●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution, if any, of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities, partnering and commercialization activities.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

PART I

Item 1. Business

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel therapies that significantly improve the lives of patients with hematologic disorders and cancer. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms.

Our first product approved by the FDA is TAVALISSE (fostamatinib disodium hexahydrate) tablets, the only approved oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the United Kingdom (UK) (as TAVLESSE), and in Canada and Israel (as TAVALISSE) for the treatment of chronic ITP in adult patients.

Our second FDA approved product is REZLIDHIA (olutasidenib) capsules for the treatment of adult patients with relapsed or refractory (R/R) acute myeloid leukemia (AML) with a susceptible isocitrate dehydrogenase-1 (IDH1) mutation as detected by an FDA-approved test. We began our commercialization of REZLIDHIA (olutasidenib) in December 2022. We in-licensed olutasidenib from Forma Therapeutics, Inc. (Forma), with exclusive, worldwide rights for its development, manufacturing and commercialization

We conducted a Phase 3 clinical trial evaluating fostamatinib for the treatment of warm autoimmune hemolytic anemia (wAIHA) and announced that we did not file a supplemental New Drug Application (sNDA) for this indication considering the top-line data results and guidance received from the FDA. We announced the completion of the FOCUS Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. Fostamatinib is currently being studied in a National Institute of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI) sponsored Accelerating COVID-19 Therapeutic Inventions and Vaccines Phase 2/3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients.

Our other clinical programs include our interleukin receptor-associated kinase (IRAK) inhibitor program, and a receptor-interacting serine/threonine-protein kinase (RIPK1) inhibitor program in clinical development with partner Eli Lilly and Company (Lilly). In addition, we have product candidates in clinical development with partners BerGenBio ASA (BerGenBio) and Daiichi Sankyo (Daiichi).

Business Updates

TAVALISSE in ITP

In 2022, our net product sales of TAVALISSE were $75.8 million, a 20% increase compared to 2021. The increase in our net product sales was primarily driven by the increase in quantities sold as well as the increase in price per bottle of TAVALISSE. These increases were partially offset by the increase in revenue reserves mainly due to higher rebates on recent contracts entered with certain Pharmacy Benefits Managers (PBMs), and higher government program rebates. Our first quarter net sales are typically impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

We continue to deploy resources to enable our field-based employees to engage with health care providers, either in-person or virtually. These engagements have enabled our field team to cover existing prescribers, as well as develop relationships with new prescribers to appropriately market TAVALISSE. In the third quarter of 2021, we expanded our sales force by increasing our number of territories.

REZLIDHIA in R/R AML with mIDHI

On December 1, 2022, the FDA approved REZLIDHIA (olutasidenib) capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. The recommended dosage of REZLIDHIA is 150 mg taken orally twice daily until disease progression or unacceptable toxicity. We in-licensed olutasidenib from Forma with exclusive, worldwide rights for its development, manufacturing and commercialization. On December 22, 2022, we began the commercialization of REZLIDHIA in the US and made it available to patients. In 2022, we recorded net product sales of $0.9 million from sale of REZLIDHIA. REZLIDHIA is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. We incurred operating expenses in 2022 and will continue to incur such expenses in the future associated with our commercial launch activities for REZLIDHIA in the US. Specifically, our commercial efforts focus on targeting hematologists and hematologist-oncologists who manage patients with R/R AML. We also plan to enter partnerships with third parties to commercialize REZLIDHIA outside the US. For further discussions and other updates on REZLIDHIA (olutasidenib), refer to “Commercial Products – REZLIDHIA in R/R AML with mIDH1” section below.

Pursuant to the license and transition services agreement with Forma entered on July 27, 2022, Forma provided us an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mutated IDH1 (mIDH1), for any uses worldwide, including for the treatment of AML and other malignancies. On October 14, 2022, Novo Nordisk A/S (Novo Nordisk) announced the completion of the acquisition of Forma. Following this acquisition, Forma became a wholly owned subsidiary of Novo Nordisk.

In accordance with the terms of the license and transition services agreement, we paid Forma an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portions of our sublicensing revenue, subject to certain standard reductions and offsets. As of December 31, 2022, certain milestones were met which entitled Forma to receive a $17.5 million milestone payment, of which, $15.0 million was outstanding and included within accounts payable on our balance sheet. For further discussions of the license and transition services agreement with Forma, see “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

R289, an Oral IRAK1/4 Inhibitor for Autoimmune, Inflammatory and Hematology-Oncology Diseases

We continue to advance the development of our IRAK1/4 program, completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive safety results in 2021. In January 2022, we received clearance from the FDA on our clinical trial design to explore R289 in low-risk MDS. The open-label, Phase 1b trial will determine the tolerability and preliminary efficacy of R289 in patients with low-risk MDS who are refractory or resistant to prior therapies. In December 2022, we announced that we dosed the first patient in our Phase 1b trial of R289. The Phase 1b trial of R289 is expected to enroll approximately 22 patients. The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial, along with the safety and pharmacokinetic/pharmacodynamic data from the completed first-in-human study in heathy volunteers, are intended to be used to determine the recommended Phase 2 dose for future clinical development of R289 targeting lower-risk MDS.

Fostamatinib in Hospitalized COVID-19 patients

In April 2021, we reported positive top-line results from a multi-center, Phase 2 clinical trial sponsored by the NIH/NHLBI, evaluating the safety of fostamatinib, our oral SYK inhibitor, for the treatment of hospitalized patients with COVID-19. The trial met its primary endpoint of safety comparable to standard of care (SoC) and showed broad and consistent improvement in numerous efficacy endpoints, including mortality, ordinal scale assessment, and number of days in the intensive care unit (ICU). In May 2021, the trial data were submitted as part of a request for an Emergency Use Authorization (EUA) from the FDA for fostamatinib as a treatment for hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial were insufficient to support an EUA. In September 2021, the data from the NIH/NHLBI-sponsored Phase 2 trial was published in Clinical Infectious Diseases, an official publication of the Infectious Disease Society of America.

In July 2022, we completed the enrollment of our FOCUS Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors with 280 patients. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. On November 1, 2022, we announced the top-line results from the FOCUS trial. The trial approached but did not meet statistical significance (p=0.0603) in the primary efficacy endpoint of the number of days on oxygen through Day 29. All prespecified secondary endpoints in the study numerically favored fostamatinib over placebo, including mortality, time to sustained recovery, change in ordinal scale assessment, and number of days in the ICU. We are evaluating the opportunity and discussing next steps with the FDA and in collaboration with our partner, the US Department of Defense.

In June 2021, we announced that fostamatinib has been selected for the NIH ACTIV-4 Host Tissue Trial in hospitalized patients with COVID-19. The ACTIV-4 Host Tissue Trial, initiated and funded by NHLBI, is a randomized, placebo-controlled trial of therapies, including fostamatinib, targeting the host response to COVID-19 in hospitalized patients. The ACTIV-4 Host Tissue Trial is evaluating fostamatinib in a targeted population of approximately 600 hospitalized patients with COVID-19, 300 fostamatinib versus 300 placebo. An interim analysis of the trial was completed by the Data and Safety Monitoring Board with a recommendation for the trial to continue.

Fostamatinib in wAIHA

In June 2022, we announced top-line efficacy and safety data results from our FORWARD study, a Phase 3 pivotal trial of fostamatinib, an oral SYK inhibitor, in patients with wAIHA, which we initiated in March 2019. We completed the enrollment of our FORWARD study in November 2021 with 90 patients enrolled and completed the treatment period for the last patient under the study in April 2022. The results of the trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. For more detailed discussions of the results of the trial, refer to “Clinical Stage Programs” section below. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on the result of the trial and the guidance from the FDA, we did not file a supplemental New Drug Application (sNDA) for this indication.

Global Strategic Partnership with Lilly

We have a global exclusive license and collaboration agreement with Lilly (the Lilly Agreement) entered in February 2021, to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases. In addition, the collaboration is aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases. Pursuant to the terms of the license agreement, we granted to Lilly the exclusive rights to develop and commercialize R552 and related RIPK1 inhibitors in all indications worldwide.

We are responsible for 20% of the development costs for R552 in the US, Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt-out of co-funding the R552 development activities in the US, Europe and Japan at two different specified times. If we exercise our first opt-out right (no later than September 30, 2023), we are required to fund our share of the R552 development activities in the US, Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024. Through December 31, 2022, Lilly billed us $15.1 million of the funding development costs and the amounts were fully paid as of December 31, 2022. Under the Lilly Agreement, we were responsible for performing and funding initial discovery and identification of CNS disease development candidates, and following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates. In June 2022, Lilly provided notice of continuance pursuant to the terms of the Lilly Agreement, whereby Lilly elected its option to lead the identification and selection of CNS penetrant lead candidate.

Lilly is continuing to advance R552, with an initial Phase 2a trial in active rheumatoid arthritis. This initial Phase 2a trial in approximately 100 patients with moderately to severely active rheumatoid arthritis is anticipated to begin in the first half of 2023 and will involve global recruitment. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in Tumor Necrosis Factor signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and Amyotrophic Lateral Sclerosis. The Phase 2a trial analysis is expected by the end of 2024.

Patent Infringement Lawsuit

In June 2022, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by Annora Pharma Private Limited (Annora), requesting approval to market a generic version of TAVALISSE. On July 25, 2022, we filed a lawsuit in the United States District Court for the District of New Jersey against Annora and its subsidiaries for infringement of certain of our US patents. For a more detailed discussion of this litigation matter, see “Part I, Item 3, Legal Proceedings” of this Annual Report on Form 10-K.

Update on Current and Potential Future Impact of COVID-19 on our Business

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business and operations. The degree to which the COVID-19 pandemic may affect our business and operations in the future will depend on developments that are highly uncertain and beyond our knowledge or control. The ultimate potential future impact of the COVID-19 pandemic on our business and financial condition is highly uncertain and subject to change, and as such, we cannot ascertain the full extent of the impacts on our sales of our products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners and our clinical and regulatory activities. Periodic resurgence of COVID-19 cases negatively impacted and may continue to impact our ability to grow our product sales. When COVID-19 cases surged, we have observed reduced patient-doctor interactions and our representatives had fewer visits with health care providers.

We continue to monitor the effects of the COVID-19 pandemic and continues to undertake safety measures to keep our staff, patients, investigators and stockholders safe. We have a Crisis Management Team (CMT) that implements and monitors our business continuity plans to prevent or minimize business disruption and ensure the safety and well-being of our personnel. We also have a COVID-19 Headquarters Policy (Plan) in place to provide guidelines when working onsite. We continue to evaluate the workplace for compliance with the local, state and federal guidance and may modify or update at any time to ensure the safety of our employees, contractors and visitors. During the first quarter of 2022, we updated our Plan as we move towards a hybrid schedule, reinstituting more in-person interactions beginning April 2022. We endeavor to provide the safest and most effective work environment under the circumstances, but we cannot guarantee that employees who come to the office will not be exposed to COVID-19 while at the office. It will be the responsibility of all employees to participate and cooperate in safety and cleaning protocols. We expect all employees, contractors, and visitors to our facility to comply with the Plan. With respect to our supply chain, we did not experience significant disruptions in the supply chain for our commercial product.

See also “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10-K for additional information on risks and uncertainties related to the ongoing COVID-19 pandemic.

Strategy

Our goal is to establish ourselves as a successful commercial stage biopharmaceutical company with significant development capabilities. We aim to expand our commercial business in the US on our own and globally through partnerships. We expanded our hematology-oncology portfolio with our recently launched commercial product REZLIDHIA, which is highly synergistic with our existing hematology-oncology focused commercial infrastructure. We continue our research and development of novel therapies designed to significantly improve the lives of patients with hematological disorders and cancer. We continue to maintain a strong commercial team in the US to enable us to execute successfully on our commercialization strategy for TAVALISSE in chronic ITP and REZLIDHIA for treatment of R/R AML patients with a susceptible IDH1 mutation as detected by an FDA-approved test. We entered into partnerships for the expansion of fostamatinib outside of US, and will be focusing on the further development of the utility of fostamatinib and olutasidenib in other indications on our own or through our partners. We also aim to expand our development pipeline on our own and/or with partnerships with pharmaceuticals and biotechnology companies to further develop and market additional product candidates.

In particular, the key elements that we believe are value drivers, which we plan to continue to execute include:

●	growing sales of TAVALISSE in the estimated over $2.0 billion global ITP market;
●	expanding our hematology-oncology portfolio with REZLIDHIA for treatment of R/R AML patients with a susceptible IDH1 mutation, a well-identified patient population of approximately 1,000 patients, part of an AML market estimated to have an incidence of 20,000 cases in the US and estimated 120,000 cases globally; and
●	expanding our development pipeline on our own and/or with collaboration partner(s).

Our Product Portfolio

The following table summarizes our portfolio:

Commercial Products

TAVALISSE/Fostamatinib in ITP

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

In August 2016, we announced the results of the first FIT study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control (p=0.0261). In October 2016, we announced the results of the second FIT study, reporting that the response rate (16% in the treatment group, versus 4% in the placebo group) was consistent with the first study, although the difference was not statistically significant. In the ITP double-blind studies, the most commonly-reported adverse reactions occurring in at least 5% of patients treated with TAVALISSE were diarrhea, hypertension, nausea, dizziness, increased alanine aminotransferase, increased aspartate aminotransferase, respiratory infection, rash, abdominal pain, fatigue, chest pain, and neutropenia. Serious adverse drug reactions occurring in at least 1% of patients treated with TAVALISSE in the ITP double-blind studies were febrile neutropenia, diarrhea, pneumonia, and hypertensive crisis.

TAVALISSE was approved by the FDA in April 2018 for the treatment of ITP in adult patients who have had an insufficient response to a previous treatment, and successfully launched in the US in May 2018. In January 2020, the European Commission (EC) granted our Marketing Authorization Application (MAA) in Europe for fostamatinib (TAVLESSE) for the treatment of chronic ITP in adult patients who are refractory to other treatments. In February 2020, Kissei Pharmaceutical Co., Ltd. (Kissei) was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic idiopathic thrombocytopenic purpura for fostamatinib in chronic ITP. In December 2022, Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) approved the NDA for fostamatinib in chronic ITP.

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

Commercial activities, including sales and marketing

Our marketing and sales efforts are focused on hematologists and hematologist-oncologists in the US who manage chronic adult ITP patients. We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes our products in the US using customary pharmaceutical company practices, and we concentrate our efforts on hematologists and hematologists-oncologists. Our products are sold initially through third-party wholesale distribution and specialty pharmacy channels and group purchasing organizations before being ultimately prescribed to patients. To facilitate our commercial activities in the US, we also enter into arrangements with various third parties, including advertising agencies, market research firms and other sales-support-related services as needed. We believe that our commercial team and distribution practices are adequate to ensure that our marketing efforts reach relevant customers and deliver our products to patients in a timely and compliant fashion. Also, to help ensure that all eligible patients in the US have appropriate access to our products, we have established a reimbursement and patient support program called Rigel OneCare (ROC). Through ROC, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and also provide free product to uninsured or under-insured patients who meet certain established clinical and financial eligibility criteria. In addition, ROC is designed to provide reimbursement support, such as information related to prior authorizations, benefits investigations and appeals.

In addition, our collaborative partner Grifols has launched TAVLESSE in the UK and certain countries in Europe including Germany, France, Italy and Spain, and continues a phased rollout across the rest of Europe. Also, our collaborative partner Medison has launched TAVALISSE in Canada and Israel.

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

Other products in the US that are approved by the FDA to increase platelet production through binding to TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis International AG (Novartis)), Nplate® (Amgen, Inc.) and DOPTELET® (Swedish Orphan Biovitrum AB). In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic version of TAVALISSE that is the subject of an ANDA submitted to the FDA by Annora, which, if approved and allowed to enter the market, it could result in significant decreases in the revenue derived from sale of TAVALISSE and thereby materially harm our business and financial condition.

Fostamatinib in Global Markets

We have entered into various license agreements to commercialize fostamatinib globally. The following describes the arrangements we have in place with Grifols, Kissei, Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel, and together with Medison Canada, Medison), and Knight Therapeutics International SA (Knight). We retain the global rights to fostamatinib outside of the Grifols, Kissei, Medison and Knight territories.

Fostamatinib in Europe/Turkey

In January 2019, we entered into a commercialization license agreement with Grifols with exclusive rights to commercialize fostamatinib for human diseases, including chronic ITP and AIHA, and non-exclusive rights to develop, fostamatinib in their territory. Grifols territory includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States).

We are responsible for performing and funding certain development activities for fostamatinib for ITP and AIHA and Grifols is responsible for all other development activities for fostamatinib in such territories. We remain responsible for the manufacturing and supply of fostamatinib for all development and commercialization activities under the agreement. Under the terms of the agreement, we received an upfront cash payment of $30.0 million and will be eligible to receive regulatory and commercial milestones of up to $297.5 million. In January 2020, the EC granted a MA for fostamatinib for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, we received a $20.0 million non-refundable milestone payment, consisted of a $17.5 million payment due upon MAA approval by the EMA of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment due upon EMA approval of fostamatinib in the first indication. We will also receive tiered royalty payments ranging from the mid-teens to 30% of net sales of fostamatinib in the Grifols Territory.

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

In September 2019, Kissei initiated a Phase 3 trial in Japan of fostamatinib in adult patients with chronic ITP. The efficacy and safety of orally administered fostamatinib was assessed by comparing it with placebo in a randomized, double-blind study. Japan has the third highest prevalence of chronic ITP in the world behind the US and Europe. In February 2020, Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP. In December 2021, Kissei reported positive top-line results for a Phase 3 clinical trial of fostamatinib in adult Japanese patients with chronic ITP, meeting its primary endpoint. The Phase 3 clinical trial showed that patients receiving fostamatinib achieved a stable platelet response significantly higher than patients receiving a placebo control. A stable platelet response was defined as achieving greater than or equal to 50,000 platelets per microliter of blood on at least four of the last six scheduled visits between weeks 14 and 24 of treatment. Based on the positive Phase 3 results, in April 2022, Kissei submitted an NDA to Japan’s PMDA for fostamatinib in chronic ITP. With this milestone event, during the second quarter of 2022, we received $5.0 million non-refundable and non-creditable payment from Kissei based on the terms of our collaboration agreement, and such amount was recognized as revenue in the second quarter of 2022. In December 2022, Japan’s PMDA approved TAVALISSE for the treatment of chronic ITP. With this milestone event, we are entitled to receive $20.0 million non-refundable and non-creditable payment from Kissei based on the terms of our collaboration agreement, and such amount was recognized as revenue in the fourth quarter of 2022. The amount was subsequently collected in January 2023.

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

In November 2020, Health Canada approved the New Drug Submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. In August 2021, Medison Israel received the licenses for registrational approval from the Ministry of Health, which triggered the first milestone that is the regulatory approval of the product in Israel for the first indication, for a non-refundable payment of $0.1 million. In November 2022, Medison Israel made its first commercial sale of TAVALISSE.

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

REZLIDHIA in R/R AML with mIDH1

Disease background. mIDH1 alterations are seen in AML, glioma, chondrosarcoma, and intrahepatic cholangiocarcinoma. It is estimated that there are approximately 1,000 adult patients, a well-identified patient population, with mIDH1 R/R AML, part of an AML market estimated to have an incidence of 20,000 cases in the US and estimated 120,000 cases globally. Despite having approved treatment options for R/R AML patients who are mIDH1 positive, an unmet need remains. Olutasidenib may represent a treatment option with durable remissions, reduced QTc potential, and a stable pharmacokinetics profile that enables a consistent drug exposure over time.

In July 2022, we entered into a license and transition agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of R/R AML and other malignancies. Olutasidenib is an oral, small molecule drug designed to selectively bind to and inhibit mIDH1. This targeted agent has the potential to provide therapeutic benefit by reducing 2-hydroxyglutarate levels and restoring normal cellular differentiation. IDH1 is a natural enzyme that is part of the normal metabolism of all cells. When mutated, IDH1 activity can promote blood malignancies and solid tumors.

Orally-available olutasidenib program. REZLIDHIA (olutasidenib) is an oral, small molecule, inhibitor of mIDH1 designed to bind to and inhibit mIDH1 to reduce 2-hydroxyglutarate levels and restore normal cellular differentiation of myeloid cells. REZLIDHIA is a novel, non-intensive monotherapy treatment in the R/R AML setting demonstrating a CR+CRh rate of 35% in patients with over 90% of those responders in complete remission. The safety of REZLIDHIA 150 mg administered twice daily was evaluated in 153 adults with relapsed or refractory AML with an IDH1 mutation.

On December 1, 2022, the FDA has approved REZLIDHIA (olutasidenib) capsules for the treatment of adult patients with R/R AML with IDH1 mutation as detected by an FDA approved test. On December 22, 2022, we began the commercialization of REZLIDHIA and made it available to patients. The recommended dosage of REZLIDHIA is 150 mg taken orally twice daily until disease progression or unacceptable toxicity. The FDA approval was based on the NDA for olutasidenib for the treatment of m1DH1 R/R AML submitted by Forma, that had a PDUFA action date for the application of February 15, 2023. The NDA application was supported with Forma’s Phase 2 registrational trial for olutasidenib in mIDH1 R/R AML. Interim results from Forma’s Phase 2 registrational trial were reported at the American Society of Clinical Oncology (ASCO) annual meeting in June 2021. The interim results of this trial of 153 patients showed that olutasidenib demonstrated a favorable tolerability profile as a monotherapy in patients with R/R AML who have a susceptible mIDH1, and achieved a composite complete remission (CR), or CR plus CR with partial hematologic recovery (CRh) rate of 33.3% (30% CR and 3% CRh), the primary efficacy endpoint. While a median duration of CR/CRh was not yet reached, a sensitivity analysis (with a hematopoietic stem cell transplant, or HCST, as the end of a response) indicated the median duration of CR/CRh was 13.8 months. The overall response rate, comprised CR, CRh, CRi, partial response, and morphologic leukemia-free state (MLFS), was 46% and the median duration of ORR was 11.7 months. The median overall survival (OS) was 10.5 months. For patients with CR/CRh, the median OS was not reached, but the estimated 18-month survival was 87%. The most frequently reported treatment emergent adverse events were nausea, constipation, increased white blood cell count , decreased RBC count, pyrexia, febrile neutropenia, and fatigue. Subsequently, Forma presented the first Phase 2 results of olutasidenib used in combination with azacitidine, including safety/tolerability data, at the American Society of Hematology (ASH) Annual Meeting in December 2021. Olutasidenib was designated by the FDA as an orphan drug for the treatment of acute myeloid leukemia in April 2017.

On November 3, 2022, we announced the presentation of five posters highlighting data from our commercial and clinical hematology-oncology portfolio at the 64th ASH Annual Meeting and Exposition which was held in December 2022. An updated interim analysis from the Phase 2 registrational trial of olutasidenib in patients with R/R AML demonstrated robust efficacy and safety results. The registrational cohort of the Phase 2 trial enrolled 153 patients with mIDH1 R/R AML who received olutasidenib monotherapy 150 mg twice daily. The efficacy evaluable population was 147 patients who received their first dose at least six months prior to the interim analysis cutoff date of June 18, 2021. The primary endpoint was a CR/CRh defined as less than 5% blasts in the bone marrow, no evidence of disease, and partial recovery of peripheral blood counts (platelets >50,000/microliter and absolute neutrophil count >500/microliter). Overall response rate comprises CR, CRh, CR with incomplete blood count recovery, partial response and MLFS. The results from the updated interim analysis of patients with mIDH1 R/R AML demonstrated a 35% CR+CRh rate with a median duration of 25.9 months. Olutasidenib was effective in a broad range of patients including those with prior high-intensity chemotherapy and/or post-venetoclax. The abstract concluded that the observed activity is clinically meaningful and represents a therapeutic advance in the treatment of this patient population. In this pivotal cohort, olutasidenib was well tolerated with an adverse event profile largely characteristic of symptoms or conditions experienced by patients undergoing treatment for AML or of the underlying disease itself.

On November 10, 2022, we announced the publication of data in The Lancet Haematology, which summarizes the Phase 1 results of the Phase 1/2 trial of olutasidenib. The objectives of the first phase of the multi-center, open-label Phase 1/2 trial were to assess the safety, pharmacokinetic and pharmacodynamic profile, and clinical activity of olutasidenib, both as monotherapy and in combination with azacitidine, in patients with treatment-naïve or R/R AML or myelodysplastic syndrome (MDS) harboring IDH1 mutations. The published data suggest that olutasidenib, with or without azacitidine, was well-tolerated and was associated with improvements in clinical efficacy endpoints in patients with mIDH1 AML. This trial showed that olutasidenib has the potential to provide an additional treatment option for mIDH1 AML.

In January 2023, we announced that REZLIDHIA (olutasidenib) has been added by the National Comprehensive Cancer Network (NCCN) to the latest NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines) for AML. REZLIDHIA is now included as a recommended targeted therapy for adult patients with R/R AML with IDH1 mutation.

In February 2023, we announced peer-reviewed publication data in Blood Advances, which summarize clinical results from the Phase 2 registrational trial of REZLIDHIA (olutasidenib) in patients with mIDH1 R/R AML. The published data demonstrate that REZLIDHIA induced durable remissions and transfusion independence with a well-characterized safety profile. The observed efficacy is clinically meaningful and represents a therapeutic advance in this poor prognosis patient population with limited treatment options. REZLIDHIA demonstrated both a high rate of response and an extended median duration of complete response of 28.1 months, which is more than a year longer than what is reported with the SoC.

We plan to pursue strategic actions to further develop olutasidenib for the treatment of other malignancies and expansion of commercialization.

Commercial activities, including sales and marketing

REZLIDHIA is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. Our commercial efforts will focus on targeting hematologists and hematologist-oncologists who manage patients with R/R AML with mIDH1. We plan to enter collaborations with third parties to commercialize REZLIDHIA outside of US.

Competitive landscape for REZLIDHIA

There is currently one other product approved in the US for patients with IDH1 mutation. The FDA granted approval to TIBSOVO® (ivosidenib), an oral targeted IDH1 mutation inhibitor, (i) in July 2018, for adult patients with R/R AML with a susceptible IDH1 mutation, (ii) in May 2019, for newly diagnosed AML with a susceptible IDH1 mutation who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy, (iii) in August 2021, for adult patients with previously treated, locally advanced or metastatic cholangiocarcinoma with an IDH1 mutation as detected by an FDA-approved test, and (iv) in May 2022, in combination with azacitidine (azacitidine for injection) for newly diagnosed AML with a susceptible IDH1 mutation, as detected by an FDA-approved test in adults 75 years or older, or who have comorbidities that preclude use of intensive induction chemotherapy. In addition, some clinicians may utilize non-targeted treatments for patients with mIDH1 R/R AML, including use of venetoclax combinations, hypomethylating agents, other chemotherapy regimens, or investigational agents that may be available to them.

Clinical Stage Programs

R289, an Oral IRAK1/4 Inhibitor for Autoimmune, Inflammatory and Hematology-Oncology Diseases

Orally Available IRAK 1/4 Inhibitor Program. During the second quarter of 2018, we selected R835, the active metabolite of R289, a proprietary molecule from our IRAK 1/4 preclinical development program, for human clinical trials. This investigational candidate is an orally administered, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 receptor (IL-1R) family signaling. TLRs and IL-1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions including psoriasis, rheumatoid arthritis, inflammatory bowel disease and gout (among others). R835 prevents cytokine release in response to TLR and IL-1R activation in vitro. R835 is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release than inhibition of either one individually.

In October 2019, we announced results from a Phase 1 clinical trial of R835 in healthy subjects to assess safety, tolerability, pharmacokinetics (PK) and pharmacodynamics. The Phase 1 trial was a randomized, placebo-controlled, double-blind trial in 91 healthy subjects, ages 18 to 55. The Phase 1 trial showed positive tolerability and PK data as well as established proof-of-mechanism by demonstrating the inhibition of inflammatory cytokine production in response to a lipopolysaccharide (LPS) challenge.

We continue to advance the development of our IRAK1/4 program, completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive safety results in 2021. In January 2022, we received clearance from the FDA on our clinical trial design to explore R289 in low-risk MDS. The open-label, Phase 1b trial will determine the tolerability and preliminary efficacy of R289 in patients with low-risk MDS who are refractory or resistant to prior therapies. In December 2022, we announced that we dosed the first patient in our Phase 1b trial of R289. The Phase 1b trial of R289 is expected to enroll approximately 22 patients. The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial, along with the safety and pharmacokinetic/pharmacodynamic data from the completed first-in-human study in heathy volunteers, are intended to be used to determine the recommended Phase 2 dose for future clinical development of R289 targeting lower-risk MDS.

Fostamatinib in Hospitalized COVID-19 Patients

Disease background. COVID-19 is the infectious disease caused by Severe Acute Respiratory Syndrome Coronavirus-2 (SARS-CoV-2). SARS-CoV-2 primarily infects the upper and lower respiratory tract and can lead to acute respiratory distress syndrome (ARDS). Additionally, some patients develop other organ dysfunction including myocardial injury, acute kidney injury, shock resulting in endothelial dysfunction and subsequently micro and macrovascular thrombosis. Much of the underlying pathology of SARS-CoV-2 is thought to be secondary to a hyperinflammatory immune response associated with increased risk of thrombosis. SYK is involved in the intracellular signaling pathways of many different immune cells. Therefore, SYK inhibition may improve outcomes in patients with COVID-19 via inhibition of key Fc gamma receptor and c-type lectin receptor mediated drivers of pathology, such as inflammatory cytokine release by monocytes and macrophages, production of NETs by neutrophils, and platelet aggregation. Furthermore, SYK inhibition in neutrophils and platelets may lead to decreased thromboinflammation, alleviating organ dysfunction in critically ill patients with COVID-19.

Rigel-led Phase 3 Trial. In November 2020, we launched our FOCUS Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. In January 2021, we were awarded $16.5 million from the US Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) to support this Phase 3 clinical trial. This multi-center, double-blind, placebo-controlled, adaptive design study randomly assigns either fostamatinib plus SoC or matched placebo plus SoC (1:1) to targeted evaluable patients. Treatment is administered orally twice daily for 14 days with follow up to day 60. In December 2021, we expanded the inclusion criteria to include patients with more severe disease (NIAID Ordinal Scale 6) to more accurately reflect the clinically predominant patient population hospitalized with COVID-19 and help speed enrollment. In collaboration with the FDA and Department of Defense, we also updated the primary endpoint for the trial from progression to severe disease within 29 days, to the number of days on oxygen through day 29. This endpoint allows for closer comparison of the results with earlier results from the NIH/NHLBI Phase 2 clinical trial with fostamatinib and various other NIH-sponsored trials, such as the ACTIV-4 Host Tissue Trial, which uses a similar outcome measure as a primary endpoint. In July 2022, we completed enrollment with 280 patients. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. On November 1, 2022, we announced the top-line results of the FOCUS trial. The trial approached but did not meet statistical significance (p=0.0603) in the primary efficacy endpoint of the number of days on oxygen through Day 29. All prespecified secondary endpoints in the trial numerically favored fostamatinib over placebo, including mortality, time to sustained recovery, change in ordinal scale assessment, and number of days in the ICU. We are evaluating the opportunity and discussing next steps with the FDA and in collaboration with our partner, the US Department of Defense.

NIH/NHLBI-sponsored Phase 2 Trial. In September 2020, we announced a Phase 2 clinical trial sponsored by the NIH/NHLBI to evaluate the safety of fostamatinib for the treatment of hospitalized COVID-19 patients. This multi-center, double-blind, placebo-controlled trial randomly assigned fostamatinib or matched placebo (1:1) to 59 evaluable patients. Treatment was administered orally twice daily for 14 days, and a follow-up period to day 60. The primary endpoint of this trial was cumulative incidence of Serious Adverse Events (SAEs) through day 29. The trial also included multiple secondary endpoints designed to assess the early efficacy and clinically relevant endpoints of disease course.

The trial completed the enrollment in March 2021. In April 2021, we announced that the Phase 2 clinical trial met its primary endpoint of safety. Fostamatinib reduced the incidence of SAEs by half. By day 29, there were three SAEs in the fostamatinib plus SoC group of thirty patients compared to six SAEs in the placebo plus SoC group of twenty-nine patients (p=0.23). Of these, there was a reduction for the disease related SAE of hypoxia in the fostamatinib group compared to placebo (1 vs 3, respectively; p=0.29). The data from the NIH/NHLBI-Sponsored Phase 2 trial was published in Clinical Infectious Diseases, an official publication of the Infectious Disease Society of America in September 2021.

In May 2021, the NIH/NHLBI Phase 2 clinical data were submitted as part of a request for an EUA from the FDA for fostamatinib as a treatment for hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 was insufficient for an EUA.

ACTIV-4 Host Tissue Phase 2/3 Trial. In June 2021, we announced that fostamatinib had been selected for the NIH ACTIV-4 Host Tissue Trial in hospitalized patients with COVID-19. The ACTIV-4 Host Tissue Trial, initiated and funded by NHLBI, is a randomized, placebo-controlled trial of therapies, including fostamatinib, targeting the host response to COVID-19 in hospitalized patients. The master protocol for this trial was designed to be flexible in the number of study arms, the use of a single placebo group, and the stopping and adding of new therapies. Eligible participants include patients hospitalized for COVID-19 with laboratory-confirmed SARS-CoV-2 infection and a new need for oxygen therapy. The primary outcome is oxygen-free days through day 28. Secondary outcomes include 28-day hospital mortality, use of mechanical ventilation, and severity of disease as measured by World Health Organization (WHO) scale scores. The ACTIV-4 Host Tissue Trial is evaluating fostamatinib in a targeted population of approximately 600 hospitalized patients with COVID-19, 300 fostamatinib versus 300 placebo. An interim analysis of the trial was completed by the Data and Safety Monitoring Board with a recommendation for the trial to continue.

Imperial College of London Phase 2 Trial. In July 2020, we announced a Phase 2 clinical trial sponsored by Imperial College of London to evaluate the efficacy of fostamatinib for the treatment of COVID-19 pneumonia. This is a two-stage, open label, controlled clinical trial with patients randomized (1:1:1) to fostamatinib plus SoC, ruxolitinib plus SoC, or SoC alone. Treatment was administered twice daily for 14 days and patients receive a follow-up assessment at day 14 and day 28 after the first dose. The primary endpoint of this trial is progression from mild to severe COVID-19 pneumonia within 14 days in hospitalized patients (WHO COVID-19 Severity Scale 3-4). In April 2022, Imperial College of London completed a pre-planned interim analysis of the primary endpoint, patients progressing from mild or moderate (modified WHO COVID-19 scale 3-4) to severe disease (modified WHO COVID-19 scale ≥5) within 14 days, in the Phase 2 MATIS trial. The independent data monitoring committee determined that the fostamatinib plus SoC arm did not meet the prespecified criteria for continuation to the next stage of the trial. No safety concerns were identified. The trial remains blinded and Imperial College of London plans to share results with us and scientific community once the trial is complete.

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

In March 2019, we initiated our wAIHA pivotal Phase 3 clinical trial of fostamatinib, known as the FORWARD study. The clinical trial protocol calls for a placebo-controlled study of 90 patients with primary or secondary wAIHA who have failed at least one prior treatment. The primary endpoint is a durable Hgb response, defined as Hgb >10 g/dL and >2 g/dL increase from baseline and durability measure, with the response not being attributed to rescue therapy. In November 2020, we reached an agreement with the FDA on the durable response measure for the primary efficacy endpoint of the trial as well as the inclusion of additional secondary endpoints. In November 2021, we completed the enrollment of this study. In April 2022, we completed the treatment period for the last patient under the trial. In June 2022, we announced top-line efficacy and safety data from the FORWARD study with 90 patients. Patients were randomized 1:1 to receive fostamatinib or matching placebo twice daily for 24 weeks. The primary efficacy endpoint of Hgb response was defined as achieving a Hgb ≥10 g/dL with an increase from baseline ≥2 g/dL on three consecutive available visits during the 24-week treatment period. The trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. The trial also included key secondary endpoints, including hemoglobin response on at least one visit, change in Hgb from baseline of ≥2 g/dL, use of permitted rescue therapy after week 4, change in Hgb from baseline to end of treatment and change from baseline to week 24 in FACIT-F scale. Across the trial’s overall patient population, fostamatinib was generally well-tolerated. The safety profile of the product was consistent with prior clinical experience and no new safety issues were discovered. The most common adverse events (≥10%) with fostamatinib and placebo were diarrhea, hypertension, fatigue, pyrexia, nausea, and dyspnea. Treatment-related SAEs were 6.7% (3/45) for fostamatinib and 4.4% (2/45) for placebo. There were five deaths on the trial (2 with fostamatinib and 3 with placebo), all of which were determined to be unrelated to study drug. The safety results were consistent with the overall safety profile data collected to date, which includes more than 5,000 patients across multiple diseases. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on the result of the trial and the guidance from the FDA, we did not file an sNDA for this indication.

Of the 90 patients that completed the FORWARD study, 71 (79%) enrolled in the open-label extension study. We plan on closing this study in 2023.

Partnered Clinical Programs

BGB324 – BerGenBio

We have an exclusive, worldwide research, development and commercialization agreement with BerGenBio for our investigational AXL receptor tyrosine kinase inhibitor, BGB324/R428 (now referred to as bemcentinib). In October 2022, BerGenBio announced the initiation of a Phase 1b/2a trial evaluating bemcentinib in combination with the current SoC, checkpoint inhibitor pembrolizumab and doublet chemotheraphy, for the treatment of first line non-small cell lung cancer patients harboring serine/threonine kinase 11 mutations. In February 2023, BerGenBio also announced positive data from Phase 2 trial of bemcentinib in combination with pembrolizumab in patients with 2L+ non-small cell lung cancer (NSCLC). The treatment with bemcentinib in combination with pembrolizumab demonstrated long survival benefit and sustained disease control, particularly in patients with AXL TPS > 5, substantiating the relevance of AXL as a target and bemcentinib’s selective inhibition capabilities in NSCLC. The product is also being investigated in Phase 2 clinical trials in patients with AML and COVID-19. Bemcentinib is being studied in over 600 patients, demonstrating its safety as a monotherapy and in combination with chemotheraphy and immune checkpoint inhibition.

DS-3032 - Daiichi

DS-3032 is an investigational oral selective inhibitor of the murine double minute 2 (MDM2) protein investigated by Daiichi in three Phase 1 clinical trials for solid and hematological malignancies including AML, acute lymphocytic leukemia, chronic myeloid leukemia in blast phase, lymphoma and MDS. Preliminary safety and efficacy data from a Phase 1 trial of DS-3032 suggests that DS-3032 may be a promising treatment for hematological malignancies including R/R AML and high-risk MDS.

In September 2020, worldwide rights to DS-3032 (milademetan) were out-licensed from Daiichi to Rain Oncology Inc., formerly Rain Therapeutics Inc. (Rain). In July 2021, Rain announced that it initiated a Phase 3 trial to evaluate the efficacy and safety of milademetan (RAIN-32) for the treatment of well-differentiated/dedifferentiated liposarcoma, a rare cancer originating from fat cells located in the soft tissues of the body and in August 2022, Rain announced the completion of enrollment of its Phase 3 trial for milademetan in liposarcoma. In late 2021, Rain commenced its second clinical trial for RAIN-32 in patients with MDM2-amplified advance solid tumors, and in November 2022, Rain provided an interim analysis of the trial which showed that the drug safety profile of milademetan is preliminary consistent with its prior Phase 1 trial.

Research, Preclinical and Clinical Development Programs

We have retained a selected team of experts in drug discovery and preclinical development to leverage our existing proprietary collection of inhibitors, small-molecule compound libraries and large database of associated phenotypic and biochemical assay results of therapeutic interest. We maintain leading expertise on specific areas of operation such as inhibition of SYK, IRAK1/4 , RIPK1 and mIDH1 kinases to assist clinical development and commercial affairs, as well as to expand and explore additional opportunities for such inhibitors in the clinical space.  Our preclinical operations involve collaborations with clinical research organizations, leading investigators from universities and research organizations around the world, and strategic collaborations with other pharmaceutical companies.

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

Intellectual Property

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents and other proprietary rights are an essential element of our business. As of December 31, 2022, we owned or had exclusive license to 48 pending patent applications and 376 issued and active patents in the US, as well as corresponding pending foreign patent applications and issued foreign patents. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek US and international patent protection for a variety of technologies, including new screening methodologies and other research tools, target molecules that are associated with disease states identified in our screens, and lead compounds that can affect disease pathways. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development.

 We currently hold a number of issued patents in the US, as well as corresponding applications that allow us to pursue patents in other countries, some of which have been allowed and/or granted and others of which we expect to be granted. Specifically, in most cases where we hold a US issued patent, the subject matter is covered at least by an application filed under the Patent Cooperation Treaty (PCT), which is then used or has been used to pursue protection in certain countries that are members of the treaty. Our patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Some of these patents may be eligible for patent term extensions, depending on their subject matter and length of time required to conduct clinical trials. Our material patents relate to fostamatinib, an oral SYK inhibitor, that is the active pharmaceutical ingredient in TAVALISSE, and olutasidenib, an oral mIDH1 inhibitor that is the active pharmaceutical ingredient in REZLIDHIA. These patents will expire at various dates from 2026 to 2032 for fostamatinib and from 2035 to 2039 for olutasidenib.

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

Olutasidenib. Olutasidenib is covered as a composition of matter in a US issued patent that has an expected expiration date of December 2036, after taking into account patent term extension rules. Additional patents covering olutasidenib compositions of matter, methods for use, solid forms, methods for making and intermediates expire at various dates from 2035 to 2042. Several corresponding applications have been filed in foreign jurisdictions under the PCT and are at various stages of prosecution.

Competition

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting.

We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as from academic and research institutions and government agencies, both in the US and abroad. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions as our research programs. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small molecule and biologics pharmaceuticals. We also face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that are useful in compound screening, as the technologies used by us in our drug discovery efforts.

Competition may also arise from:

●	new or better methods of target identification or validation;
●	generic version of our products or of products with which we compete;
●	other drug development technologies and methods of preventing or reducing the incidence of disease;
●	new small molecules; or
●	other classes of therapeutic agents.

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

Our ability to compete successfully will depend, in part, on our ability to:

●	identify and validate targets;
●	discover candidate drug compounds that interact with the targets we identify;
●	attract and retain scientific and product development personnel;
●	obtain patent or other proprietary protection for our new drug compounds and technologies;
●	enter commercialization agreements for our new drug compounds; and
●	to obtain and maintain an appropriate reimbursement price and positive recommendations by HTA bodies.

ITP

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

The FDA can approve an ANDA for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data the FDA would expect to see for approval of a generic version of TAVALISSE. The earliest an ANDA may be filed by a generic company was April 17, 2022. The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe our patents.

Other approaches to treat ITP are varied in their mechanism of action, and there is no consensus about the sequence of their use. Options include splenectomy, TPO-Ras, and various immunosuppressants (such as rituximab). The response rate criteria of the above-mentioned options vary, precluding a comparison of response rates for individual therapies. According to the most recent ITP guideline from the ASH, there was a lack of evidence to support strong recommendations for various management approaches. In general, strategies that avoided medication side effects were favored. A large focus was placed on shared decision-making especially with regard to second-line therapy.

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

Other products in the US that are approved by the FDA to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA (Novartis), Nplate (Amgen, Inc.) and DOPTELET (Dova Pharmaceuticals).

AML with IDH1 Mutation

There is currently one other product approved in the US for patients with IDH1 mutation. TIBSOVO (ivosidenib), an oral targeted IDH1 mutation inhibitor, is an FDA approved drug for (i) adult patients with R/R AML with a susceptible IDH1 mutation, (ii) newly diagnosed AML with a susceptible IDH1 mutation who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy, (iii) for adult patients with previously treated, locally advanced or metastatic cholangiocarcinoma with an IDH1 mutation as detected by an FDA-approved test, and (iv) in combination with azacitidine (azacitidine for injection), for newly diagnosed AML with a susceptible IDH1 mutation, as detected by an FDA-approved test in adults 75 years or older, or who have comorbidities that preclude use of intensive induction chemotherapy. TIBSOVO is a registered trademark of Servier Pharmaceuticals LLC, a wholly owned, indirect subsidiary of Les Laboratoires Servier. In addition, some clinicians may utilize non-targeted treatments for patients with mIDH1 R/R AML, including use of venetoclax combinations, hypomethylating agents, other chemotherapy regimens, or investigational agents that may be available to them.

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

A drug product candidate must be approved by the FDA through the new drug application (NDA). An applicant seeking approval to market and distribute a new drug product in the US must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
●	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board (IRB) for each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug product for each indication;

●	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
●	review by an FDA advisory committee, if requested by the FDA;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices (cGMP), requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees and securing FDA approval of the NDA; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and potentially post-market requirement, or PMR, and commitment, or PMC, studies.

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

Review and Approval of Drugs in the EU and the UK

Similar rules governing clinical trials to those in place in the US apply in the European Union (EU) and the UK, with a clinical trial application (CTA) required to be submitted for each clinical trial to each EU Member State’s national competent authority (NCA) and an independent Ethics Committee. Following the UK’s exit from the EU, commonly referred to as Brexit, and the end of the transition period that was in place until the end of 2020, clinical trials that take place in the UK will be seen by the EMA as trials that have taken place in a “third country” and will only be considered during the course of a marketing authorization application if they are carried out on a basis that is in line with the regulations governing clinical trials in the EU. As of January 31, 2022, clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Regulation (EU) No 536/2014 (CTR) that has amended the system of approval for clinical trials in the EU. Under the CTR as of January 31, 2023, sponsors must apply for authorizations through the Clinical Trials Information System (CTIS), the new clinical trials portal and database that allows a coordinated and streamlined application and authorization process for clinical trials and ethical approvals throughout the EU. The UK has not applied the CTR, and is currently revising its own clinical trials framework, and therefore its regulatory framework on clinical trials is not aligned with the EU CTR. This may result in trials that take place in the UK potentially carrying less weight when applying for a marketing authorization in the EU.

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

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and submission to FDA of an sNDA, which may require FDA review and approval prior to implementation. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

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

Many jurisdictions, including the EU and the UK, require each marketing authorization holder, national competent authority and the EMA to operate a pharmacovigilance system to ensure that the safety of all medicines is monitored throughout their use. The overall EU pharmacovigilance system operates through cooperation between the EU Member States, EMA and the EC.

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

However, the general pharmaceutical legislative framework, as well as the framework applicable to orphan and pediatric medicinal products in the EU, is under review. The EC expects to publish its position on this in March 2023. Although the final proposals are not yet formally known, it is expected that there will be a reduction in applicable regulatory exclusivities which will significantly affect all medicinal products that will be authorized after the legislative changes have taken effect, including a reduction in the 10-year orphan market exclusivity, which will be modulated according to certain parameters.

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

In the EU and the UK, a six-month extension to a supplementary protection certificate may be granted, subject to certain circumstances, upon the completion of an agreed pediatric investigation plan (PIP). However, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and could be curtailed in future years.

Abbreviated New Drug Applications for generic drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme allowing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an ANDA to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (RLD).

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

FDA Emergency Use Authorization

Section 564 of the FDCA (21 U.S.C. § 360bbb-3) allows the FDA to authorize the shipment of drugs, biological products (including vaccines), or medical devices that either lack required approval, licensure, or clearance (unapproved products), or are approved but are to be used for unapproved ways to diagnose, treat, or prevent serious diseases or conditions in the event of an emergency declaration by the HHS Secretary.

On February 4, 2020, then-HHS Secretary Alex M. Azar II determined that a public health emergency exists for COVID-19 and declared that it justifies the authorization of emergency use of in vitro diagnostics for COVID-19, pursuant to Section 564 of the FDCA. On March 2, 2020, March 24, 2020, and March 27, 2020, Secretary Azar issued corresponding declarations for personal respiratory protective devices; for medical devices, including alternative products used as medical devices; and, for drugs and biological products. The determination and these declarations were published in the Federal Register on February 7, 2020, March 10, 2020, March 27, 2020, and April 1, 2020, respectively.

While the emergency determination and declaration are effective, the FDA may authorize the use of an unapproved product or an unapproved use of an approved product if it concludes that:

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

It is difficult to predict when the determination and declaration will be revoked or ended, which will impact the marketing of products under existing EUAs and the availability of new EUAs based on the determination and declaration. For example, in January 2023, Congress proposed legislation that would end other COVID-19-related emergency declarations, if passed, and the White House has issued a statement that those declarations will end on May 11, 2023. FDA officials have stated that this will not impact FDA’s ability to authorize treatments for emergency use, such that existing EUAs will remain in effect and the agency may continue to issue new EUAs going forward when criteria for issuance are met. This is nonetheless subject to change.

Pharmaceutical Coverage, Pricing and Reimbursement

In the US and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Third-party payors include federal and state government health programs such as Medicare and Medicaid, commercial health insurers, managed care organizations, and other organizations. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. For example, in the US, there have been several recent US Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. This includes the Consolidated Appropriations Act of 2021, which addressed several drug price reporting and transparency measures, such as a new requirement for prescription drug plan sponsors and Medicare Advantage organizations to develop tools to display Medicare Part D prescription drug benefit information in real time and for insurance companies and employer-based health plans to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the provision in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the Affordable Care Act) that capped pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program (MDRP). Under the Affordable Care Act, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS). On February 9, 2023, CMS issued guidance that further clarified the scope of the Medicare Part B and Part D inflationary rebates, including a detailed discussion of which Part B and Part D products are eligible for such rebates and how the rebates are calculated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including limitations on reimbursement, discounts, restrictions on certain product access and marketing, cost disclosure, including disclosures for certain price increases or launches of costly drugs, and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for the product. It is likely that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for a pharmaceutical manufacturer’s products or additional pricing pressure.

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

Healthcare and Privacy Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable federal and state fraud and abuse laws, anti-kickback laws, false claims laws, laws requiring reporting of payments to physicians and teaching physicians and other healthcare providers, patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable healthcare laws and regulations, include the following:

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

from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $13,508 to $27,018 per false claim or statement for penalties assessed after January 30, 2023, with respect to violations occurring after November 2, 2015. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose HIPAA-covered entities and their business associates obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, accesibility and transmission of individually identifiable health information, including protected health information (PHI). While the vast majority of HIPAA obligations do not apply to pharmaceutical companies, the requirements inform privacy and security practices across the industry and may impact interactions with health care providers. Moerver, HITECH created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

●	the federal payment transparency tracking and reporting requirements known as the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies, among others, to report annually to CMS, within the US Department of Health and Human Services (HHS), information related to payments and other transfers of value made by that entity to US-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope than analogous federal laws and may apply to sales or marketing arrangements and claims involving healthcare items or services regardless of payor.

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

Healthcare Reform

The US and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the US Congress enacted the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while containing overall healthcare costs. There have been numerous judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. For example, Congress has considered legislation that would repeal, or repeal and replace, all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Consolidated Appropriations Act of 2020 fully repealed the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA) amended the Affordable Care Act to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Under the IRA, this coverage gap will be eliminated beginning January 1, 2025. The IRA also requires pharmaceutical manufacturers to pay 10% of the negotiated price of brands, biologics, and biosimilar products, when Medicare Part D beneficiaries are in the initial coverage phase, and 20% of the negotiated price during the catastrophic phase of Medicare Part D coverage. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On June 17, 2021, the US Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the law. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the US since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect into 2031, unless additional Congressional action is taken (with the exception of a temporary suspension instituted during the COVID-19 pandemic that expired on July 1, 2022). To offset the temporary suspension during the COVID-19 pandemic, in 2030, reductions in Medicare payments will be 2.25% for the first half of the year, and 3% in the second half of the year. The sequestration was temporarily halted from May 1, 2020 to March 31, 2022 as a result of various legislation, and later reduced to 1% from April 2022 to until July 1, 2022. In January

2013, former President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there has been heightened governmental scrutiny in the US of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. The Biden administration has also taken executive actions to address drug pricing and other healthcare policy changes. For example, in response to a July 9, 2021 Executive Order from President Biden that included several prescription drug initiatives, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Additionally, on September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation. The Order noted several methods through which the Biden Administration would support the advancement of biotechnology and biomanufacturing in healthcare, and instructed the Department of Health and Human Service to submit, within 180 days of the Order, a report assessing how to use biotechnology and biomanufacturing to achieve medical breakthroughs, reduce the overall burden of disease, and improve health outcomes. In August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. On October 14, 2022 President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. The Executive Order further directed the Secretary of the Department of Health and Human Services to submit, within 90 days after the date of the Executive Order, a report regarding any models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. On February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022, Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

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

Manufacturing and Raw Materials

We currently do not have the manufacturing capabilities or experience necessary to produce our products or any product candidates for clinical trials. We currently use one active pharmaceutical ingredient manufacturer and one finished goods manufacturer for each of our products. We do not own or operate manufacturing or distribution facilities or resources for clinical or commercial production and distribution of our product for commercial use or for preclinical and clinical trials. We assign internal personnel to manage and oversee third parties working on our behalf under contract. These third parties manufacture raw materials, the active pharmaceutical ingredients and finished drug product for commercial distribution and for use in clinical studies. We currently rely on and will continue to rely on these third-party contract manufacturers to produce sufficient quantities of our products.

Human Capital Resources

As of December 31, 2022, we have 155 full-time employees. Of these employees, 84 were engaged in commercial activities, 40 were engaged in research and development activities, and 31 were engaged in general and administrative activities. We also engage temporary employees and consultants. In November 2021, we announced our plan to exit early-stage research and focus resources on our mid to late-stage development programs and commercial efforts which resulted in elimination of positions primarily in research organization. In October 2022, we announced a reduction in our workforce primarily in our development and administration groups.

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

Corporate Information

Our principal executive office is currently located at 611 Gateway Boulevard, Suite 900, South San Francisco, CA 94080. Prior to expiration of our previous lease agreement in January 2023, our principal executive office was in 1180 Veterans Boulevard, South San Francisco, California 94080. Our telephone number is (650) 624-1100.

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

Risks Related to Our Business and Our Industry

If the market opportunities for our products and product candidates are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer.

Certain of the diseases that our products and our other product candidates being developed to address are in underserved and underdiagnosed populations. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who will seek treatment utilizing our products or product candidates, may not be accurate. If our estimates of the prevalence or number of patients potentially on therapy prove to be inaccurate, the market opportunities for fostamatinib and our other product candidates may be smaller than what we believe they are, our prospects for generating expected revenue may be adversely affected and our business may suffer.

We may need to continue to increase the size of our organization and we may encounter difficulties with managing our growth, which could adversely affect our business and results of operations.

While we have substantially increased the size of our organization particularly in our sales force in the third quarter of 2021, we also implemented two separate reductions in workforce in November 2021 and October 2022, and may need to add additional qualified personnel and resources to support our commercial activities and expected growth. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including commercialization of our products and development of our other product candidates.

Our future financial performance and our ability to sustain successful commercialization of our products and our ability to commercialize other product candidates that may receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we continue to commercialize our products, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:

●	manage our development efforts effectively;
●	integrate additional management, administrative and manufacturing personnel;
●	further develop our marketing and sales organization; and
●	maintain sufficient administrative, accounting and management information systems and controls.

We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals, including as a result of business or other interruptions resulting from the potential future impacts of the COVID-19 pandemic, if any, could adversely affect our business and operations.

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

Because of the uncertainty of whether the accumulated preclinical evidence (PK, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. For example, we initiated our FORWARD study, a Phase 3 pivotal trial of fostamatinib in patients with wAIHA in March 2019, completed the enrollment in November 2021 and completed the treatment period for the last patient under the trial in April 2022. In June 2022, we announced top-line efficacy and safety data results of our FORWARD study, and the results of the trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on the result of the trial and the guidance from the FDA, we did not file an sNDA for this indication. Further, we have our Phase 3 clinical trial to evaluate safety and efficacy of fostamatinib in hospitalized COVID-19 patients which we launched in November 2020. In July 2022, we completed the enrollment on this trial, and on November 1, 2022, we announced the top-line results of the clinical trial. The trial approached but did not meet statistical significance in the primary efficacy endpoint. All prespecified secondary endpoints in the trial numerically favored fostamatinib over placebo, including mortality, time to sustained recovery, change in ordinal scale assessment, and number of days in the ICU. We are evaluating the opportunity and discussing next steps with the FDA and in collaboration with our partner, the US Department of Defense.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, contract research organizations (CROs), commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Part I, Item 1, Business – Government Regulation – Healthcare and Privacy Law and Regulation and Healthcare Reform” of this Annual Report on Form 10-K, for more information on the healthcare laws and regulations that may affect our ability to operate.

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

European data protection laws, including the EU GDPR, generally also restrict the transfer of personal information from Europe to the US and most other countries that are not recognized as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing US companies to import personal information from Europe has been certification to the EU-US Privacy Shield and Swiss-US Privacy Shield frameworks administered by the US Department of Commerce. However, the Court of Justice of the European Union (CJEU) issued a decision in July 2020 invalidating the EU-US Privacy Shield framework as a data transfer mechanism (Schrems II) and imposing further restrictions on the use of standard contractual clauses (SCCs), including a requirement for companies to carry out a transfer privacy impact assessment, which, among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in Europe. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-US Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) and the Swiss-US Privacy Shield has not been officially invalidated). Further, the EC published new EU SCCs in June 2022, which place onerous obligations on the contracting parties. At present, there are few, if any, viable alternatives to the SCCs. However, on October 7, 2022, the US President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework which will act as a successor to the invalidated Privacy Shield. On December 13, 2022, the EC also published its draft adequacy decision to reflect its view that the new executive order and Trans-Atlantic Data Privacy Framework, is able to meet the concerns raised in Schrems II. If the draft adequacy decision is approved and implemented, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards to data transfer mechanisms (including EU SCCs and Binding Corporate Rules) for companies transferring personal data from the EU to the US. However, before parties rely on the new framework, there are still legislative and regulatory steps that must be undertaken both in the US and in the EU. As such, any transfers by us or our third-party vendors, collaborators or others of personal information from Europe to the US or elsewhere may not comply with European data protection laws, may increase our exposure to European data protection laws’ heightened sanctions for cross-border data transfer restrictions may restrict our clinical trial activities in Europe and may limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Following the UK’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but that process personal information either in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR, the requirements of which are (at this time) largely aligned with those under the EU GDPR, and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Government published its own form of EU SCCs, known as the International Data Transfer Agreement (IDTA) and International Data Transfer Addendum (UK Addendum) to the new EU SCCs. The UK Information Commissioner’s Office (ICO) has also published its version of the transfer impact assessment and revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and US, it is understood that the UK and the US are negotiating an adequacy agreement.

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

On May 3, 2022, the EC published a proposal for a regulation on the European Health Data Space (EHDS), which aims to further enable exchange of electronic health data both for primary use (among national EU healthcare systems for patient care) and secondary use (among private companies and regulators to enable scientific research). Whilst the regulation is currently under discussions among the EU legislators, the text is expected to be finalized by the end of 2023 and for the EHDS to become applicable in 2025. This will impose new obligations, but also create opportunities, for entities engaged in health-related research to share and access health data on a scale much larger than what is foreseen under current applicable transparency provisions.

Our business could be materially and adversely affected by pandemics as a result of their potential impacts on our sales force and commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.

Pandemics may result in extended travel and other restrictions in order to reduce the spread of diseases. Government measures taken in response to pandemics could have a significant impact, both direct and indirect, on our business and commerce, as significant reductions in business related activities may occur, supply chains may be disrupted, and manufacturing and clinical development activities may be curtailed or suspended.

For example, since the COVID-19 pandemic was declared, we have observed reduced patient-doctor interactions and our representatives have had fewer visits with health care providers, which has negatively affected our product sales and may continue to negatively affect our product sales in the future. Physicians with practices severely impacted by the COVID-19 pandemic, and who currently prescribe our products, may eventually decide to close their independent practices and join a larger medical organization with a practice that does not prescribe our products. Additionally, commercial-related activities, such as our marketing programs, speaker bureaus, and market access initiatives were conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. We had to deploy resources to enable our field-based employees to continue to engage with health care providers in hybrid virtual and in-person interactions.

With respect to clinical development, in response to the COVID-19 pandemic, we have taken, and may continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible and working with our investigators for appropriate care of these patients in a safe manner. We have a number of ongoing clinical trials, including our clinical studies in COVID and IRAK 1/4 inhibitor program. A number of our clinical trial investigators have paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled. Although some sites have resumed patient screening, the progress is slow, and we continue to experience delays in new patient enrollment. We are continuing to make decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to resuming enrollment/screening, considering the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drugs, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. We experienced slower than anticipated enrollment in some of our clinical trials, and in the future, we may experience adverse impact that the COVID-19 pandemic may have on our clinical trials, including the timing thereof, or our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drugs and obtain complete data points in accordance with study protocol.

Pandemics may cause significant disruption in the supply chain for our commercial products. We currently rely on third parties to, among other things, manufacture and ship our commercial product, raw materials and product supply for our clinical trials, perform quality testing and supply other goods and services to help manage our commercial activities, our clinical trials and our operations in the ordinary course of business. While we have engaged actively with various elements of our supply chain and distribution channel, including our customers, contract manufacturers, and logistics and transportation provider to meet demand for our products and to remain informed of any challenges within our supply chain, we may face disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products. Such supply disruptions would adversely impact our ability to generate sales of and revenues from our products and our business, financial condition, results of operations and growth prospects could be adversely affected.

Pandemics may affect our collaboration and licensing partners for the commercialization of fostamatinib globally, as well as our ability to advance our various clinical stage programs. We cannot predict the impact of such disruptions on our partners’ ability to advance commercialization of fostamatinib in the market and the timing of enrollment and completion of various clinical trials being conducted by our collaboration partners.

Health regulatory agencies globally may experience prolonged disruptions in their operations as a result of pandemics. For example, in response to the COVID-19 pandemic, the FDA delayed inspections and evaluations of certain drug manufacturing facilities and clinical research sites We cannot predict whether, and when, health regulatory agencies will decide to pause or resume inspections due to pandemics. Any de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the completion of our clinical trials.

In addition, as seen in the COVID-19 pandemic, pandemics could result in a significant disruption of global financial markets. We could experience an inability to access additional capital or an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments, or we may not be able to meet the requirements under our Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) in order for us to access the funds remaining under such Credit Agreement. While we expect pandemics to adversely affect our business, financial condition, results of operations and growth prospects in the future periods, the extent of the impact on our ability to generate sales of and revenues from our approved products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future circumstances that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of pandemics, travel restrictions, quarantines, social distancing and business closure requirements in the US and other countries, and the effectiveness of actions taken globally to contain and treat diseases. To the extent pandemics adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.

Under the FDCA, the FDA can approve an ANDA for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form and route of administration and that it is bioequivalent to the branded product. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data FDA would expect to see for approval of a generic version of our products.

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

The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. If this were to occur with respect to our products or products with which it competes, our business would be harmed. We have a number of patents listed in the Orange Book, the last of which is expected to expire in July 2032.

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. The notice letter included a Paragraph IV certification with respect to our US Patent Nos. 7,449,458; 8,263,122; 8,652,492; 8,771,648 and 8,951,504, which are listed in the Orange Book. The notice letter asserts that these patents will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. Annora’s notice letter does not provide a Paragraph IV certification against our other patents listed in the Orange Book. On July 25, 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its affiliates, Hetero Labs Ltd., and Hetero USA, Inc., for infringement of our US patents identified in Annora’s Paragraph IV certification. On September 21, 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of the ’458, ’122, ’492, ’648, and ’504 patents. We filed an answer to Annora’s counterclaims on October 12, 2022. We intend to vigorously enforce and defend our intellectual property related to TAVALISSE. We cannot be assured that such lawsuit will prevent the introduction of a generic version of TAVALISSE for any particular length of time, or at all. If an ANDA from Annora or any other generic manufacturer is approved, and a generic version of TAVALISSE is introduced, whether following the expiration of our patents, the invalidation of our patents as a result of any litigation, or the determination that the proposed generic product does not infringe on our patents, our sales of TAVALISSE would be adversely affected. In addition, we cannot predict what additional ANDAs could be filed by Annora or other potential generic competitors requesting approval to market generic forms of fostamatinib, which would require us to incur significant additional expense and result in distraction for our management team, and if approved, result in significant decreases in the revenue derived from sales of our marketed products and thereby materially harm our business and financial condition.

Unforeseen safety issues could emerge with our products that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.

Discovery of unforeseen safety problems or increased focus on a known problem could impact our ability to commercialize our products and could result in restrictions on its permissible uses, including withdrawal of the medicine from the market.

If we or others identify additional undesirable side effects caused by our products after approval:

●	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, or field alerts to physicians and pharmacies;
●	regulatory authorities may withdraw their approval of the product and require us to take our approved drugs off the market;
●	we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy, or REMS;
●	we may have limitations on how we promote our drugs;
●	third-party payers may limit coverage or reimbursement for our products;
●	sales of our products may decrease significantly;
●	we may be subject to litigation or product liability claims; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our products and could substantially increase our operating costs and expenses, which in turn could delay or prevent us from generating significant revenue from sale of our products.

Side effects and toxicities associated with our products, as well as the warnings, precautions and requirements listed in the prescribing information for our products, could affect the willingness of physicians to prescribe, and patients to utilize, our products and thus harm commercial sales of our products. The FDA approved label for REZLIDHIA contains a boxed warning describing the risk of differentiation syndrome, which can be fatal, in patients receiving REZLIDHIA. This and other restrictions could limit the commercial success of REZLIDHIA.

If a safety issue emerges post-approval, we may become subject to costly product liability litigation by our customers, their patients or payers. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. If we cannot successfully defend ourselves against claims that our products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We participate in the Medicaid Drug Rebate Program, as administered by the CMS, the 340B Drug Pricing Program, and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

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

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and for the commercialization of our products. We may seek another collaborator or licensee in the future for further clinical development and commercialization of fostamatinib, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of our products through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercialization of our products, and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. While we intend to opportunistically seek access to additional funds through public or private equity offerings or debt financings, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the US and worldwide resulting from the COVID-19 pandemic and the conflict in the Ukraine. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from the exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our credit facility with MidCap includes certain covenants that may restrict our business, and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

We have indebtedness in the form of a term loan pursuant to the Credit Agreement (as defined below) with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.

We entered into the Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, and July 27, 2022. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 9 – Debt” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

The Credit Agreement provides for a $60.0 million term loan credit facility. As of December 31, 2022, the outstanding principal balance of the loan was $40.0 million, and the facility gives us the ability to access an additional $20.0 million aggregate principal amount of term loan at our option through March 31, 2023, subject to the satisfaction of applicable funding conditions which include minimum net revenue and compliance with financial covenants set forth in the Credit Agreement. If we are unable to satisfy these or other required conditions, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

We rely and may continue to rely on two distribution facilities for the sale of our products and potential sale of any of our product candidates.

Our distribution operations for the sale of our products are currently concentrated in two distribution centers owned by a third-party logistics provider. Additionally, our distribution operations, if and when we launch any of our product candidates in the future, may also be concentrated in such distribution centers owned by a third-party logistics provider. Any errors in inventory level management and unforeseen inventory shortage could adversely affect our business. In addition, any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventories and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations. If we encounter difficulties with any of our distribution facilities, whether due to the potential future impacts of the COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have an adverse effect on our business. In addition, growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

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

Our business planning requires us to forecast or make assumptions regarding product demand and revenues for any of our product candidates if they are approved despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators or other third parties to conduct commercial activities in certain geographies and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

●	the efficacy and safety of any of our product candidates, including as relative to marketed products and product candidates in development by third parties;
●	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;
●	the rate of adoption in the particular market, including fluctuations in demand for various reasons;
●	potential future impacts, if any, due to the COVID-19 pandemic;
●	lack of patient and physician familiarity with the drug;
●	lack of patient use and physician prescribing history;
●	lack of commercialization experience with the drug;
●	actual sales to patients may significantly differ from expectations based on sales to wholesalers; and
●	uncertainty relating to when the drug may become commercially available to patients and rate of adoption in other territories.

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

We do not and will not have access to all information regarding fostamatinib and product candidates we licensed to Lilly, Kissei, Grifols, Medison and Knight.

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

Our future funding requirements will depend on many uncertain factors.

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

●	the costs to commercialize our products in the US, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;
●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	potential future impacts, if any, of the evolving COVID-19 pandemic;
●	the costs and timing of regulatory filings and approvals by us and our collaborators;
●	the progress of research and development programs carried out by us and our collaborative partners;
●	any changes in the breadth of our research and development programs;
●	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;
●	our ability to acquire or license other technologies or compounds that we may seek to pursue;
●	our ability to manage our growth;
●	competing technological and market developments;
●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
●	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

For the year ended December 31, 2022, we recognized loss from operations of $55.6 million primarily due to higher operating and non-operating expenses, partly offset by our net product sales and collaboration revenues. We have historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for our products. We expect to continue to incur losses from operations, at least in the next 12 months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of our products, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of December 31, 2022, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, especially due to the COVID-19 pandemic, is highly uncertain.

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

An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. For example, in June 2022, we received a notice letter from Annora advising that it has filed an ANDA with the FDA for a generic version of TAVALISSE and asserting that certain patents related to TAVALISSE that are listed in the Orange Book will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. In July 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its subsidiaries for infringement of those US patents. In September 2022, Annora and its subsidiaries answered and counterclaimed for declaratory judgment of non-infringement and invalidity of those patents. We filed an answer to Annora’s counterclaims on October 12, 2022. We intend to vigorously enforce and defend our intellectual property rights related to TAVALISSE. Should Annora or any other third parties receive FDA approval of an ANDA for a generic version of fostamatinib or a 505(b)(2) NDA with respect to fostamatinib, and if our patents covering fostamatinib were held to be invalid (or if such competing generic versions of fostamatinib were found to not infringe our patents), then they could introduce generic versions of fostamatinib or other such 505(b)(2) products before our patents expire, and the resulting competition would negatively affect our business, financial condition and results of operations. Please also see the risk factor entitled, “If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.”

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

If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities, partnering and commercialization activities.

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

Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. Federal NOLs generated prior to 2018 will continue to be governed by the NOL carryforward rules as they existed prior to the adoption of the Tax Cuts and Jobs Act (Tax Act), which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. Under A.B. 85, our California NOL carryforwards are suspended for tax years 2020, 2021, and 2022, but the period to use these carryovers was extended. Further, the Tax Act requires the taxpayers to capitalize Research and Experimental (R&E) expenditures under Section 174 of the Internal Revenue Code, as amended (Code), effective for taxable years beginning after December 31, 2021, which will reduce our NOLs beginning in 2022. R&E expenditures attributable to US-based research must be amortized over a period of 5 years and R&E expenditures attributable to research conducted outside of the US must be amortized over a period of 15 years.

In addition, utilization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions, which may result in the expiration of NOLs before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-

change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOLs and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities. Moreover, our ability to utilize our NOLs is conditioned upon us achieving profitability and generating US federal taxable income.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, the commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to our products in which there are existing therapies and drug candidates in development for the treatment of hematologic disorders and cancer that may be alternative therapies to our products. Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise commercializing approved products than we do. Also, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payers. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as from academic and research institutions and government agencies, both in the US and abroad. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions as our research programs. Our competitors including fully integrated pharmaceutical companies have extensive drug discovery efforts and are developing novel small-molecule pharmaceuticals. We also face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that are useful in compound screening, as the technologies used by us in our drug discovery efforts.

Competition may also arise from:

●	new or better methods of target identification or validation;
●	generic versions of our products or of products with which we compete;
●	other drug development technologies and methods of preventing or reducing the incidence of disease;
●	new small molecules; or
●	other classes of therapeutic agents.

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

Our ability to compete successfully will depend, in part, on our ability to:

●	identify and validate targets;
●	discover candidate drug compounds that interact with the targets we identify in a safe and efficacious way;
●	attract and retain scientific and product development personnel;
●	recruit subjects into our clinical trials;
●	obtain and maintain required regulatory approvals;
●	obtain patent or other proprietary protection for our new drug compounds and technologies;
●	enter commercialization agreements for our new drug compounds; and
●	obtain and maintain appropriate reimbursement price and positive recommendations by HTA bodies.

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

The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	our ability to continue to sell our products in the US;
●	our ability to enter into partnering opportunities across our pipeline;
●	the receipt or failure to receive the additional funding necessary to conduct our business;
●	selling of our common stock by large stockholders;

●	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	the announcement of regulatory applications, such as Annora’s ANDA, seeking approval of generic versions of our marketed products;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	publicity regarding actual or potential medical results relating to products under development by our competitors or us;
●	regulatory developments in the US and foreign countries;
●	changes in the structure of healthcare payment systems;
●	litigation or arbitration;
●	economic and other external factors or other disaster or crisis; and
●	period-to-period fluctuations in financial results.

If we fail to continue to meet the listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Global Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock (the “Bid Price Requirement”). If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future.

On November 22, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying us that, for the last 30 consecutive business days, the bid price for our common stock closed below the Bid Price Requirement.

We were provided a period of 180 calendar days, or until May 22, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. On January 5, 2023, we received notification from the Listing Qualifications Department of the Nasdaq Stock Market LLC that we have regained compliance with the Bid Price Requirement because the closing bid price of our common stock closed at $1.00 or more for over 10 consecutive business days from December 13, 2022 to January 4, 2023.

While we have regained compliance, the Nasdaq Stock Market LLC may in the future initiate the delisting process with a notification letter if we were to again fall out of compliance. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

While we have a strong compliance process in place to ensure we are complying with all requirements of law, our consulting or advisory contracts with our scientific consultants and advisors may be scrutinized under the Anti-Kickback Statute, the UK Bribery Act 2010, and other similar national and state-level legislation, which prohibit, among other things, companies from offering or paying anything of value as remuneration for ordering, purchasing, or recommending the ordering or purchasing of pharmaceutical and biological products that may be paid for, in whole or in part, by Medicare, Medicaid, or another federal healthcare program. Although there are several statutory exceptions and regulatory safe harbors that may protect these arrangements from prosecution or regulatory sanctions, our consulting and advising contracts may be subject to scrutiny if they do not fit squarely within an available exception or safe harbor.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. As the cyber-threat landscape evolves, these threats are likely growing in frequency, sophistication and intensity and are increasingly difficult to detect. The costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing. Cyber threats may be generic, or they may be targeted against our information systems. Our network and storage applications and those of our contract manufacturing organizations, collaborators, contractors, CROs or vendors may be subject to unauthorized access or processing by hackers or breached due to operator or other human error, theft, malfeasance or other system disruptions. We may be unable to anticipate or immediately detect information security incidents and the damage caused by such incidents. These data breaches and any unauthorized access, processing or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Such attacks, such as in the case of a ransomware attack, also may interfere with our ability to continue to operate and may result in delays and shortcomings due to an attack that may encrypt our or our service providers’ or partners’ systems unusable. Additionally, because our services involve the processing of personal information and other sensitive information about individuals we are subject to various laws, regulations, industry standards, and contractual requirements related to such processing. Any event that leads to unauthorized access, processing or disclosure of personal information, including personal information regarding our clinical trial participants or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws, regulations or contracts that protect the privacy and security of personal information, which could disrupt our business, damage our reputation with our stakeholders, result in increased costs or loss of revenue, lead to negative publicity or result in significant financial exposure. The CCPA, in particular, includes a private right of action for California consumers whose personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures, and hence may result in civil litigation in the event of a security breach impacting such information. In addition, legislators and regulators in the US have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in response to increasing broad-based cyberattacks, including the CCPA and New York SHIELD Act. New data security laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data.

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

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, on August 3, 2021, a new automatic shelf registration statement was filed by us, as a well-known seasoned issuer (WKSI). The automatic shelf registration statement was filed to register, among other securities, the sale of up to a maximum aggregate offering price of $100.0 million of shares of our common stock that may be issued and sold from time to time under our Open Market Sale Agreement with Jefferies LLC. (Jefferies), and a base prospectus which covers the offering, issuance, and sale by us of the securities identified above from time to time in one or more offerings. On March 1, 2022, we filed a post-effective amendment to the automatic shelf registration statement immediately after filing our Annual Report Form 10-K for the year ended December 31, 2021 because we no longer qualified as a WKSI upon filing of such Annual Report. The post-effective amendment was declared effective on May 3, 2022. The post-effective amendment registers, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which, among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. Additionally, the temporary suspension of the 2% reduction in Medicare payments to providers that was instituted in the wake of the COVID-19 pandemic expired on July 1, 2022, with the 2% reduction set to remain in effect until 2031 unless additional Congressional action is taken. Moreover, on June 16, 2022, the Federal Trade Commission issued a policy statement stating its intension to increase enforcement scrutiny of “exclusionary rebates” to PBMs and other intermediaries that “foreclose competition.” On August 16, 2022, President Biden signed into law the IRA, which, among other reforms, allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discounts obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D.

The Biden administration has also taken executive action to address drug pricing and other healthcare policy changes. For example, in response to a July 9, 2021 Executive Order from President Biden that included several prescription drug initiatives, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Additionally, on September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation. The Order noted several methods through which the Biden Administration would support the advancement of biotechnology and biomanufacturing in healthcare, and instructed the Department of Health and Human Service to submit, within 180 days of the Order, a report assessing how to use biotechnology and biomanufacturing to achieve medical breakthroughs, reduce the overall burden of disease, and improve health outcomes. On October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs.  The Executive Order further directed the Secretary of the Department of Health and Human Services to submit, within 90 days after the date of the Executive Order, a report regarding any models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. On February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022, Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center.  Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.  It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Specifically, several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. In addition, several recently passed state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

See “Part I, Item 1 – Business – Government Regulation – Healthcare Reform” of this Annual Report on Form 10-K for the year ended December 31, 2022.

Regulatory approval for any approved product is limited by the FDA, the EC and other regulators to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may incur significant liability if it is determined that we are promoting the “off-label” use of our products or any of our future product candidates if approved.

Any regulatory approval is limited to those specific diseases, indications and patient populations for which a product is deemed to be safe and effective by the FDA, the EC and other regulators. For example, the FDA-approved label for TAVALISSE is only approved for use in adults with ITP who have had an insufficient response to other treatments and for REZLIDHIA is only approved for use in adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications and patient populations that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. We have implemented compliance and monitoring policies and procedures, including a process for internal review of promotional materials, to deter the promotion of our products for off-label uses. We cannot guarantee that these compliance activities will prevent or timely detect off-label promotion by sales representatives or other personnel in their communications with health care professionals, patients and others, particularly if these activities are concealed from us. Regulatory authorities in the US generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with the FDA’s or other competent national authority’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these regulatory authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines, which could result in the disgorgement of money, operating restrictions, injunctions or civil or criminal enforcement, and other consequences, any of which could harm our business.

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

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities, whether due to the impacts of the COVID-19 pandemic, the Russian-Ukrainian conflict or otherwise. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays from scaling up of a study, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third-party organizations to meet their obligations, whether due to the potential future impacts of the COVID-19 pandemic, the Russian-Ukrainian conflict or otherwise, could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. For example, any number of those issues could arise with our clinical trials causing a delay. Delays of this sort could occur for the reasons identified above or other reasons. If we have delays in conducting the clinical trials or obtaining regulatory approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.

Due to the evolving effects of the COVID-19 pandemic, for several of our development programs, we had experienced and may continue to experience disruption or delay in our ability to enroll and assess patients, maintain patient enrollment, supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in employee resources or otherwise. In addition, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 may adversely impact our clinical trial operations. In light of the evolving effects of the COVID-19 pandemic, we had taken measures to implement remote and virtual approaches to clinical development, including remote patient monitoring where possible, and if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

We may not be able to obtain an EUA for fostamatinib for the treatment of hospitalized patients with COVID-19, and, even if we do, absent sNDA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.

Based on the results of the NIH/NHLBI-sponsored Phase 2 trial, in May 2021, we filed an EUA for the use of fostamatinib for the treatment of hospitalized patients with COVID-19. In August 2021, the FDA informed us that the clinical data submitted from the NIH/NHLBI-sponsored Phase 2 trial of fostamatinib to treat hospitalized patients suffering from COVID-19 was insufficient for EUA. In July 2022, we completed enrollment with 280 patients in our pivotal FOCUS Phase 3 clinical trial evaluating fostamatinib in high-risk patients hospitalized with COVID-19. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. On November 1, 2022, we announced the top-line results of the clinical trial. The trial approached but did not meet statistical significance in the primary efficacy endpoint. All prespecified secondary endpoints in the trial numerically favored fostamatinib over placebo, including mortality, time to sustained recovery, change in ordinal scale assessment, and number of days in the ICU. We are evaluating the opportunity and discussing next steps with the FDA and in collaboration with our partner, the US Department of Defense.

Section 564 of the FDCA (21 U.S.C. § 360bbb-3) allows the FDA to authorize the shipment of drugs, biological products, or medical devices that either lack required approval, licensure, or clearance (unapproved products), or are approved but are to be used for unapproved ways to diagnose, treat, or prevent serious diseases or conditions in the event of an emergency declaration by the HHS Secretary.

On February 4, 2020, then-HHS Secretary Alex M. Azar II determined that a public health emergency exists for COVID-19 and declared that it justifies the authorization of emergency use of in vitro diagnostics for COVID-19, pursuant to Section 564 of the FDCA. On March 2, 2020, March 24, 2020, and March 27, 2020, Secretary Azar issued corresponding declarations for personal respiratory protective devices; for medical devices, including alternative products used as medical devices; and, for drugs and biological products. The determination and these declarations were published in the Federal

Register on February 7, 2020, March 10, 2020, March 27, 2020, and April 1, 2020, respectively.

While the emergency determination and declarations are effective, the FDA may authorize the use of an unapproved product or an unapproved use of an approved product if it concludes that:

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

It is difficult to predict when the determination and declaration will be revoked or ended, which will impact the marketing of products under existing EUAs and the availability of new EUAs based on the determination and declaration. For example, in January 2023, Congress proposed legislation that would end other COVID-19-related emergency declarations, if passed, and the White House has issued a statement that those declarations will end on May 11, 2023. FDA officials have stated that this will not impact FDA’s ability to authorize treatments for emergency use, such that existing EUAs will remain in effect and the agency may continue to issue new EUAs going forward when criteria for issuance are met. This is nonetheless subject to change.

We cannot predict with certainty whether the result of our trial will be sufficient for submission of a second application for an EUA for fostamatinib, and we cannot predict whether FDA will grant an EUA for fostamatinib based on the trial data. We also cannot predict how long, if ever, an EUA would remain in place.

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

We currently do not have the manufacturing capabilities or experience necessary to produce our products or any product candidates for clinical trials, including fostamatinib in our ongoing clinical trials for certain indications. We currently use one active pharmaceutical ingredient manufacturer and one finished goods manufacturer for each of our products. We do not currently have, nor do we plan to acquire the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. Our ability to develop our product candidates, and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the active pharmaceutical ingredients and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.

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

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis, which could have an adverse effect on sales, results of operations and financial condition. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer, if any. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel, including due to the impacts of the COVID-19 pandemic. Our third-party manufacturers import certain materials from China to produce our products. The tensions between the US and China have led to a series of tariffs and sanctions being imposed by the US on imports from China mainland, as well as other business restrictions. Such tensions could adversely impact us and our third-party manufacturers. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our IND applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, the European Medicines Agency, national competent authorities in the EU and UK and other federal and state government and regulatory agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to comply with applicable regulations, whether due to the impacts of the

COVID-19 pandemic or otherwise, could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, warning or similar letters or civil, criminal or administrative sanctions against us, any of which could adversely affect our business.

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

In April 2018, the FDA approved TAVALISSE for the treatment of adult patients with chronic ITP who have had insufficient response to previous treatment. In December 2022, the FDA approved REZLIDHIA for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We commercialize TAVALISSE and REZLIDHIA in the US and we have entered into commercialization agreements with third parties to commercialize fostamatinib outside the US. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping. If we or our suppliers encounter manufacturing, quality or compliance difficulties with respect to our products or any of our product candidates, when and if approved, whether due to the impacts of the COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial conditions, results of operations and growth prospects.

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

Our business is focused on the development and commercialization of novel therapies that significantly improve the lives of patients with hematologic disorders and cancer. In this regard, we are pursuing internal drug discovery efforts with the goal of identifying new product candidates to advance into clinical trials. Internal discovery efforts to identify new product candidates require substantial technical, financial and human resources. These internal discovery efforts may initially show promise in identifying potential product candidates, yet ultimately fail to yield product candidates for clinical development for a number of reasons. For example, potential product candidates may, on later stage clinical trial, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profiles or other characteristics suggesting that they are unlikely to be commercially viable products.

Apart from our internal discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant product candidates. In July 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. Forma submitted an NDA for olutasidenib to the FDA with PDUFA action date for the application of February 15, 2023. On December 1, 2022, the FDA approved REZLIDHIA (olutasidenib) capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutations as detected by and FDA-approved test. REZLIDHIA is our second commercial product and is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. The in-licensing and acquisition of product candidates is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms that would allow us to realize an appropriate return on our investment. If we are unable to develop suitable product candidates through internal discovery efforts, whether due to the impacts of the COVID-19 pandemic or otherwise, or if we are unable to successfully obtain rights to additional suitable product candidates, our business and prospects for growth could suffer. Even if we succeed in our efforts to obtain rights to suitable product candidates, the competitive business environment may result in higher acquisition or licensing costs, and our investment in these potential products will remain subject to the inherent risks associated with the development and commercialization of new medicines. In certain circumstances, we may also be reliant on the licensor for the continued development of the in-licensed technology and their efforts to safeguard their underlying intellectual property.

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

Risks Related to Commercialization

Our prospects are highly dependent on our commercial products. To the extent that the commercial success of our products in the US is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.

TAVALISSE is our first drug that has been approved for sale in the US and Europe for patients with chronic ITP. REZLIDHIA is our second drug product which was recently approved by the FDA for the treatment of adult patients with R/R AML with susceptible IDH1 mutations as detected by an FDA-approved test, and began its commercialization in December 2022. We are focusing a significant portion of our activities and resources on our products, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to sustain successful commercialization of our products in the US. We have also entered into exclusive commercialization agreements with third parties to commercialize fostamatinib outside the US, and we plan to further enter partnership with existing or other third parties to commercialize fostamatinib and olutasidenib outside the

US in the future.

Sustained successful commercialization of our products is subject to many risks and uncertainties, including the impact of the COVID-19 pandemic on the successful commercialization in the US, as well as the successful commercialization efforts for our products through our collaborative partners. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

As we continue to build out our commercial team, there are many factors that could cause the commercialization of our products to be unsuccessful, including a number of factors that are outside our control. The commercial success of our products depends on the extent to which patients and physicians accept and adopt our products to treat the related diseases. We also do not know how physicians, patients and payors will respond to our future price increases of our products. Physicians may not prescribe our products and patients may be unwilling to use our products if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Our products compete, and may in the future compete, with currently existing therapies, including generic drugs, and products currently under development. Our competitors, particularly large pharmaceutical companies, may deploy more resources to market, sell and distribute their products. If our efforts are not appropriately resourced to adequately promote our products, the commercial potential of our sales may be diminished. Additionally, any negative development for fostamatinib in clinical development in additional indications, such as in the clinical trials of fostamatinib in COVID-19 patients, may adversely impact the commercial results and potential of fostamatinib. Thus, significant uncertainty remains regarding the commercial potential of fostamatinib.

Market acceptance of fostamatinib will depend on a number of factors, including:

●	the timing of market introduction of the product as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;
●	potential future impacts, if any, due to the evolving effects of the COVID-19 pandemic and the Russian-Ukrainian conflict;
●	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies, if any;
●	the convenience of prescribing, administrating and initiating patients on the product and the length of time the patient is on the product;
●	the potential and perceived value and advantages of the product over alternative treatments;
●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
●	pricing and the availability of coverage and adequate reimbursement by third-party payors and government authorities;
●	a positive HTA assessment concluding that the product is cost-effective and the HTA bodies issuing a positive recommendation for the use of the product as a first or second line of treatment for the granted therapeutic indication;
●	the prevalence and severity of adverse side effects; and
●	the effectiveness of sales and marketing efforts.

If we are unable to sustain anticipated level of sales growth from our products, or if we fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a negative impact on our business, financial condition and results of operations. For example, during 2021, we experienced lower than anticipated sales of our products due to continuing impacts of physician and patient access issues created by the COVID-19 pandemic. From time to time, our net product sales are negatively impacted by the decrease in level of inventories remaining at our distribution channels.

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

Furthermore, foreign sales of fostamatinib by our partners could be adversely affected by the imposition of governmental controls, political and economic instability, outbreaks of pandemic diseases, such as the COVID-19 pandemic, trade restrictions or barriers and changes in tariffs and escalating global trade and political tensions. For example, the COVID-19 pandemic has resulted in increased travel restrictions and extended shutdowns of certain businesses in the US and around the world. If our collaborators are unable to successfully complete clinical trials, delay commercialization of fostamatinib or do not invest the resources necessary to successfully commercialize fostamatinib in international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these license agreements, resulting in harm to our business and operations. If we do not establish and maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Even if we, or any of our collaborative partners, are able to continue to commercialize our products or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.

The commercial success of any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future will depend substantially on the extent to which the costs of our product or product candidates are or will be paid by third-party payors, including government health care programs and private health insurers. There is a significant trend in the health care industry by public and private payers to contain or reduce their costs, including by taking the following steps, among others: decreasing the portion of costs payers will cover, ceasing to provide full payment for certain products depending on outcomes, and/or not covering certain products at all. If payers implement any of the foregoing with respect to our products, it would have an adverse impact on our revenue and results of operations. If coverage is not available, or reimbursement is limited, we, or any of our collaborative partners, may not be able to successfully commercialize our products or any of our product candidates in some jurisdictions. Even if coverage is provided, the approved reimbursement amount may not be at a rate that covers our costs, including research, development, manufacture, sale and distribution. In the US, no uniform policy of coverage and reimbursement for products exists among third-party payors; therefore, coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific, clinical or other support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any of our collaborative partners, to successfully commercialize our products or any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors.

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

If we are unable to successfully market and distribute our products and retain experienced commercial personnel, our business will be substantially harmed.

We currently have limited experience in marketing and selling pharmaceutical products. As a result, we will be required to expend significant time and resources to maintain a sales force that is credible and compliant with applicable laws in marketing our products. In addition, we must continually train our sales force to ensure that an appropriate and compliant message about our products is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate health care providers regarding the potential benefits and proper administration of our products, our efforts to successfully commercialize our products could be put in jeopardy, which would negatively impact our ability to generate product revenues.

We have established our distribution, sales, marketing and market access capabilities, all of which will be necessary to successfully commercialize our products. As a result, we will be required to expend significant time and resources to market, sell, and distribute our products to hematologists and hematologists-oncologists. There is no guarantee that the marketing strategies we have developed, or the distribution, sales, marketing and market access capabilities that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of our products. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed. In addition, we actively participate in medical conferences and exhibits, such as the ASCO and ASH Annual Meeting & Exposition that are significant opportunities for us to educate physicians and key opinion leaders about our products. ASCO was held in Chicago, Illinois as well as virtually in June 2022, and ASH was held in New Orleans, Louisiana as well as virtually in December 2022. In the future, other key conferences may be held live, virtually, postponed or cancelled. Such disruptions may prevent us from effectively educating the prescribing physicians and key opinion leaders about our products which would negatively impact utilization of our products and our results of operations and growth prospects could be adversely affected.

Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with managing our commercial team, including our potential inability to successfully train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are also competing for talent with numerous commercial and pre-commercial-stage oncology-focused biotechnology companies seeking to build out their commercial organizations, as well as other large pharmaceutical organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. If we cannot maintain effective sales, marketing, market access and product distribution capabilities, whether as a result of the COVID-19 pandemic or otherwise, we may be unable to realize the commercial potential of our products. Also, to the extent that the commercial opportunities for our products grow over time, we may not properly judge the requisite size and experience of our current commercialization teams or the level of distribution necessary to market and sell our products, which could have an adverse impact on our business, financial condition and results of operations.

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

Our clinical trials may fail to produce results satisfactory to the FDA or regulatory authorities in other jurisdictions. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or sNDA and decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of fostamatinib for any individual, additional indications. For example, in June 2022, we announced that the top-line results from our Phase 3 trial in wAIHA did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. While we conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA, in October 2022, we announced that we received guidance from the FDA’s of these findings. Based on the result of the trial and the guidance from the FDA, we did not file an sNDA for wAIHA.

Due to the evolving effects of COVID-19 pandemic, it is also possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19 or other public health emergencies, which could delay or limit our ability to make planned regulatory submissions or develop and commercialize our product candidates on anticipated timelines.

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

In connection with clinical trials of our product candidates, we may face the following risks among others:

●	the product candidate may not prove to be effective;
●	the product candidate may cause harmful side effects;
●	the clinical results may not replicate the results of earlier, smaller trials;
●	we or third parties with whom we collaborate, may be significantly impacted by the evolving impacts of the COVID-19 pandemic;
●	we, or the FDA or similar foreign regulatory authorities, may delay, terminate or suspend the trials;
●	our results may not be statistically significant;
●	patient recruitment and enrollment may be slower than expected;
●	patients may drop out of the trials or otherwise not enroll; and
●	regulatory and clinical trial requirements, interpretations or guidance may change.

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

Publicly traded companies have increasingly become subject to campaigns by our stakeholders, including investors, and more recently regulatory organizations advocating corporate actions such as actions related to environment, social and governance (ESG) matters, impacts of climate change, financial restructuring, increased borrowing, dividends, share repurchases and even sales of assets or the entire company. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

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

We and our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable laws, regulations and national and EU codes of conduct, there is risk that the unauthorized use of social media by us or our employees to communicate about our products or business, sharing of publications in unintended audiences in other jurisdictions, or any inadvertent promotional activity or disclosure of material, nonpublic information through these means, may cause us to be found in violation of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse impact on our business, financial condition and results of operations. Furthermore, negative posts or comments about us or our products on social media could seriously damage our reputation, brand image and goodwill.

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

The transition away from the London Interbank Offered Rate (LIBOR) could affect the value of certain short-term investments.

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

We have certain short-term investments which include financial instruments subject to LIBOR. Our debt facility with MidCap was subject to LIBOR prior to the Third Amendment to the Credit Agreement entered in July 2022, whereby the interest rate benchmark was changed from LIBOR to Secured Overnight Financing Rate (SOFR) (as defined in the amended Credit Agreement). There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on certain instruments into which we may enter in the future are not known. The transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, result in expenses, difficulties, complications or delays in connection with future financing efforts, which could have an adverse impact on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In October 2022, we entered into a sublease agreement with Atara Biotherapeutics, Inc. (Atara) to sublease approximately 13,670 rentable square feet of office space located at 611 Gateway Boulevard, Suite 900, South San Francisco, California, which lease commenced in November 2022 and shall expire in May 2025. This new leased facility is currently held as our new Headquarters following the expiration of our previous lease in January 2023. We believe that this new leased facility is in good operating condition and is adequate for all our present and near term uses.

We previously leased a facility consisting of approximately 147,000 square feet of research and office space located at 1180 Veterans Boulevard, South San Francisco, California, which expired in January 2023. We subleased approximately 66,000 square feet of this leased facility to an unrelated third party which also expired in January 2023.

Item 3. Legal Proceedings

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. The notice letter included a Paragraph IV certification with respect to our US Patent Nos. 7,449,458; 8,263,122; 8,652,492; 8,771,648 and 8,951,504, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The notice letter asserts that these patents will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. Annora’s notice letter does not provide a Paragraph IV certification against our other patents listed in the Orange Book. On July 25, 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its affiliates, Hetero Labs Ltd., and Hetero USA, Inc., for infringement of our US patents identified in Annora’s Paragraph IV certification. On September 21, 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of the ’458, ’122, ’492, ’648, and ’504 patents. We filed an answer to Annora’s counterclaims on October 12, 2022. Annora served invalidity and non-infringment contentions on December 31, 2022.We intend to vigorously enforce and defend our intellectual property related to TAVALISSE.

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

Holders

As of February 28, 2023, there were approximately 90 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2017 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified-capitalization weighted index that includes securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

*	$100 invested on 12/31/17 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our “Notes to Financial Statements” contained in Part II, Item 8 of this Form 10-K. This section of this Form 10-K discusses 2022 and 2021 items and 2022 and 2021 year-to-year comparisons. This section does not discuss 2020 items and 2021 to 2020 year-to-year comparisons. Discussions of 2020 items and 2021 to 2020 year-to-year comparisons can be found in the “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel therapies that significantly improve the lives of patients with hematologic disorders and cancer. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms.

Our first product approved by the FDA is TAVALISSE (fostamatinib disodium hexahydrate) tablets, the only approved oral SYK inhibitor, for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and UK (as TAVLESSE), and in Canada and Israel (as TAVALISSE) for the treatment of chronic ITP in adult patients.

Our second FDA approved product is REZLIDHIA (olutasidenib) capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We began our commercialization of REZLIDHIA (olutasidenib) in December 2022. We in-licensed olutasidenib from Forma with exclusive, worldwide rights for its development, manufacturing and commercialization.

We conducted a Phase 3 clinical trial evaluating fostamatinib for the treatment of wAIHA and announced that we did not file an sNDA for this indication considering the top-line data results and guidance received from the FDA. We announced the completion of the FOCUS Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. Fostamatinib is currently being studied in an NIH/NHLBI sponsored Phase 2/3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients.

For discussions of recent business updates, please refer to “Part I, Item 1, Business – Business Updates” of this Annual Report on Form 10-K.

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

Product Sales Allowances and Discounts

Our revenues from product sales are recognized at net sales price when our customers, the specialty distributors, obtain control of our product, which occurs at a point in time, upon delivery to such specialty distributors. Under the revenue recognition guidance, we are required to estimate the transaction price, including variable consideration that is subject to a constraint, in our contracts with our customers. Variable considerations are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue from product sales is recorded net of certain variable considerations which includes estimated government-mandated rebates and chargebacks, PBM rebates, distribution fees, estimated product returns and other deductions.

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

Recent Accounting Pronouncements

Recently issued accounting guidance is either not applicable or did not have, or is not expected to have, a material impact on us.

Results of Operations

Revenues

	Year Ended December 31,			Aggregate Change
	2022	2021	2020	2022 from 2021	2021 from 2020

	(in thousands)
Product sales, net	$76,718	$63,010	$61,696	$13,708	$1,314
Contract revenues from collaborations	39,024	75,726	46,925	(36,702)	28,801
Government contract	4,500	10,500	—	(6,000)	10,500
Total revenues	$120,242	$149,236	$108,621	$(28,994)	$40,615

The following table summarizes revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Year Ended December 31,
	2022	2021	2020
McKesson Specialty Care Distribution Corporation	31%	20%	23%
Kissei	24%	*	—
Cardinal Healthcare	19%	*	*
ASD Healthcare and Oncology Supply	17%	17%	30%
Lilly	*	48%	—
Grifols	*	*	41%

Net product sales pertained to sales of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. The increase in our net product sales in 2022 compared to 2021 was primarily driven by the increase in quantities sold of TAVALISSE mainly due to the recent sales force expansion and increased in-person engagements, as well as the increase in price per bottle. These increases were partially offset by the increase in revenue reserves mainly due to higher rebates on contracts we entered with certain PBMs, and higher government program rebates. Following the approval by the FDA in December 2022, we commenced the commercialization of REZLIDHIA in the US and recorded net product sales of $0.9 million in 2022.

Following table summarizes our revenues by collaborative partners for the periods presented:

	Year Ended December 31,			Aggregate Change
	2022	2021	2020	2022 from 2021	2021 from 2020

	(in thousands)
Kissei	$27,569	$341	$—	$27,228	$341
Medison	5,726	75	—	5,651	75
Grifols	2,989	2,955	44,825	34	(41,870)
Knight	2,000	—	—	2,000	—
Lilly	740	66,555	—	(65,815)	66,555
Daiichi	—	1,800	2,100	(1,800)	(300)
Other third party	—	4,000	—	(4,000)	4,000
Total revenues from collaborations	$39,024	$75,726	$46,925	$(36,702)	$28,801

In 2022, contract revenues from collaborations consisted of $27.6 million in revenue from Kissei primarily related to the $25.0 million regulatory milestones associated with the NDA application and approval of fostamatinib for the treatment of patients with chronic ITP in Japan, and delivery of fostamatinib supplies, $5.7 million in revenue from Medison related to the release of outstanding financing liability associated with the buy-back option, $3.0 million in revenue from Grifols related to the delivery of fostamatinib supplies, royalty revenue and research and development services, $2.0 million in revenue related to our license agreement with Knight, and $0.7 million in revenue related to our license agreement with Lilly. In 2021, contract revenues from collaborations consisted of $66.6 million revenue related to our license agreement with Lilly, $4.0 million revenue related to grant of non-exclusive license of a certain patent to an unrelated third-party company, $1.8 million in revenue related to the achievement of milestone under our collaboration agreement with Daiichi, $3.0 million related to our performance of research and development services and delivery of drug supply under our collaboration agreement with Grifols, $0.3 million related delivery of drug supply to Kissei, and $0.1 million milestone payment under our commercial and license agreement with Medison.

Government contract revenue was related to the income we recognized from the $16.5 million government award granted to us, pursuant to the agreement we entered in January 2021 with the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Through December 31, 2022, we recognized $15.0 million of revenue from this award, and we expect to receive the remaining award of $1.5 million, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

Our potential future revenues may include product sales, payments from our collaboration partners and from new collaboration partners with whom we enter into agreements in the future, if any, and from existing government grants and any future grants we may be entitled to, if any, the timing and amount of which is unknown at this time. We cannot currently fully forecast the extent of the impacts that the COVID-19 pandemic may have on our revenues. Our net product sales may be impacted by changes to the government program rebates and new private payer rebate contracts we entered or may enter in the future. As of December 31, 2022, we had deferred revenues of $1.4 million, which we will recognize as revenue upon satisfaction of our remaining performance obligations under our respective collaboration agreements.

Cost of Product Sales

	December 31,			Aggregate Change
	2022	2021	2020	2022 from 2021	2021 from 2020

	(in thousands)
Cost of product sales	$1,749	$1,083	$895	$666	$188

The cost of product sales includes the cost of inventories sold to specialty distributors and to our collaborative partners. Inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. We expect to continue to have a lower cost of product sales as we sell inventory quantities that were acquired or produced prior to the FDA approval of the product, until we sell inventory quantities reflecting the full cost. We expect that this will be the case in the near term, and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we acquire or produce more FDA approved inventory quantities in the future, our inventory cost in the balance sheet and cost of product sales will increase, reflecting the full cost of acquiring or producing such products. Further, following the approval of REZLIDHIA, we recognize the amortization expense of capitalized intangible asset and royalty on REZLIDHIA sales, within cost of sales.

The increase in cost of product sales in 2022 compared to 2021 was primarily due to increased inventory quantities sold to our specialty distributors and delivery of drug supply pursuant to our supply agreements with our collaborative partners, Grifols and Kissei. In addition, cost of product sales in 2022 increased due to the amortization of capitalized intangible asset and royalty expense associated with REZLIDHIA amounting to $0.2 million.

Research and Development Expenses

	Year Ended December 31,			Aggregate Change
	2022	2021	2020	2022 from 2021	2021 from 2020

	(in thousands)
Research and development expense	$60,272	$65,237	$60,101	$(4,965)	$5,136
Stock-based compensation expense included in research and development expense	$2,168	$1,700	$2,072	$468	$(372)

The decrease in research and development expense in 2022 compared to 2021 was mainly due to the decrease in personnel-related costs of $3.5 million and decrease in various research and development expenses including allocated facilities and laboratory costs of $3.9 million, primarily as a result of the restructuring of our early-stage research department in November 2021 and certain development personnel in October 2022. Further, research and development costs decreased by $4.3 million on our COVID-19 study, and $3.5 million on our AIHA study, primarily due to timing of activities related to such studies. These decreases were partially offset by the increase of research and development of $5.8 million in our IRAK 1/4 inhibitor program, and the $4.5 million upfront and pre-regulatory approval milestone payments to Forma recorded as research and development expense in 2022.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, allocated facility costs, and upfront payment related to our in-licensed agreement with Forma. We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including our IRAK 1/4 inhibitor program. In July 2022, we completed the enrollment of the FOCUS Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19 and on November 1, 2022, we announced the top-line results did not meet statistical significance in the primary efficacy endpoint. We are evaluating the opportunity and discussing next steps with the FDA and in collaboration with our partner, the US Department of Defense. Our Phase 3 clinical trial for hospitalized COVID-19 patients is partially funded by the award granted to us by the US Department of Defense as discussed above. Our Phase 3 wAIHA study completed enrollment in November 2021 and in June 2022, we announced that the top-line results did not demonstrate statistical significance in the primary efficacy endpoint. In October 2022, we announced that we received guidance from the FDA’s further review of these findings. Based on the result of the trial and the guidance from FDA, we did not file an sNDA for this indication.

Following our agreement with Forma to acquire exclusive license to develop, manufacture and commercialize olutasidenib, we recorded the upfront payment of $2.0 million as in-process research and development (IPR&D), and included such amount within research and development expense in 2022. As specified in the agreement, Forma is entitled to receive future potential development and regulatory milestones. Milestone payment obligations incurred at development stage or prior to a regulatory approval are recorded as research and development expenses. In 2022, we also recorded $2.5 million development milestone incurred prior to regulatory approval of the product as research and development expense. For further discussions, see “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Further, we may incur research and development costs as we continue to pursue strategic actions to further develop olutasidenib for the treatment of other malignancies.

In November 2021, we exited our early-stage research to focus our resources on our mid to late-stage development programs and our commercialization efforts. In October 2022, we announced further reduction in our workforce resulting to elimination of certain positions primarily in development as well as administration group. We continue to expect cost savings on our research and development costs because of this reduction in workforce. We believe that this strategy strengthens our ability to execute on near-term value drivers, such as growing ITP sales, expanding the addressable market for fostamatinib and olutasidenib, and advancing our other clinical trials.

Currently, we cannot fully forecast the scope of the evolving effects that the COVID-19 pandemic may have on our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on, and timing of, clinical trial results.

We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on three categories: research, development, and other. Our research team is focused on identifying and evaluating product candidates in our focused range of therapeutic indications that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, costs related to our regulatory filings, lab supplies and fees to third party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock-based compensation expense relating to personnel in research and development groups. “Other” expenses also include the upfront payment to Forma and pre-regulatory approval milestone recorded as research and development expense in 2022.

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

The following table presents our total research and development expenses by category:

	Year Ended December 31,			From January 1, 2007*
	2022	2021	2020	to December 31, 2022
Categories:
Research	$3,051	$8,195	$9,307	$267,283
Development	45,501	49,557	42,758	542,820
Other	11,720	7,485	8,036	274,156
	$60,272	$65,237	$60,101	$1,084,259
*	We started tracking research and development expenses by category on January 1, 2007.

“Other” expenses in 2022, 2021 and 2020 consisted of allocated facilities costs of $5.0 million, $5.8 million and $6.0 million, respectively, and allocated stock-based compensation expense of $2.2 million, $1.7 million and $2.1 million, respectively. “Other” expenses in 2022 also included upfront payment and pre-regulatory approval milestone amounting to $4.5 million related to our in-license agreement with Forma. In 2022 and 2021, a major portion of our total research and development expense was associated with our COVID-19, AIHA and IRAK programs, personnel-related costs of our research and development personnel and allocated facilities costs.

Selling, General and Administrative Expense

	Year Ended December 31,			Aggregate Change
	2022	2021	2020	2022 from 2021	2021 from 2020

	(in thousands)
Selling, general and administrative expense	$112,451	$91,891	$76,598	$20,560	$15,293
Stock-based compensation expense included in selling, general and administrative expense	$10,217	$7,337	$5,223	$2,880	$2,114

Stock-based compensation expense recorded within selling, general and administrative expense in 2022 include incremental charges of approximately $1.4 million due to stock option modifications related to the extension of exercise period of the of the outstanding vested stock options of two former members of our Board of Directors whose terms expired in May 2022, and acceleration of vesting and extension of exercise period of outstanding vested stock options of a former officer whose employment ended in October 2022.

The increase in selling, general and administrative expense in 2022 compared to 2021 was mainly due to the increase in personnel-related costs of $8.0 million, increase in costs of commercial activities of $5.7 million, increase in trainings, conferences and travel related costs of $3.4 million, and increase in other various sales, general and administrative costs of $0.6 million, primarily as a result of our commercial expansion. In addition, stock-based compensation expense increased by $2.9 million primarily due to incremental charges from stock option modifications as discussed above, and higher stock-based compensation expense due to timing of achievement of our performance-based stock option awards.

We expect our selling, general and administrative expenses to increase as we continue to expand our commercial activities on TAVALISSE, as well as commercialization of REZLIDHIA. As discussed above, in October 2022, we announced a reduction in our workforce resulting to elimination of certain positions in our administrative group. We expect some cost savings on our general and administrative costs in the future because of such reduction in workforce. In response to the limitations on in-person office visits due to evolving effects of COVID-19 pandemic, we may continue to deploy resources to enable our field-based employees to continue to engage virtually with healthcare providers as needed. The virtual engagements have enabled our field team to support existing prescribers as well as partner with new prescribers to identify appropriate patients for our product. However, we are not currently able to fully forecast the scope of impacts that the COVID-19 pandemic may have on our commercial activities and sales of our product.

Restructuring charges

	Year Ended December 31,			Aggregate Change
	2022	2021	2020	2022 from 2021	2021 from 2020

	(in thousands)
Restructuring charges	$1,320	$3,521	$—	$(2,201)	$3,521
Stock-based compensation expense included in restructuring charges	$—	$449	$—	$(449)	$449

In October 2022, we announced a reduction in our workforce primarily in our development and administration groups. We recorded restructuring charges of $1.3 million in the statements of operations for the year ended December 31, 2022, comprised cash severance, bonus and related employee benefits and taxes of affected employees.

In November 2021, we announced a reduction in our workforce resulting in the elimination of positions primarily in the research organization. We recorded restructuring charges of $3.5 million in the statements of operations in 2021, comprised $2.9 million cash severance, bonus and related taxes of affected employees, $0.4 million of stock-based compensation expense related to modification of stock options and $0.1 million impairment of certain property and equipment which was recorded within depreciation expense14.

Interest Income and Expense

	Year Ended December 31,			Aggregate Change
	2022	2021	2020	2022 from 2021	2021 from 2020

	(in thousands)
Interest income	$684	$47	$582	$637	$(535)
Interest expense	$(3,707)	$(4,860)	$(1,353)	$1,153	$(3,507)

Interest income consists primarily of interest earned from our interest-bearing cash equivalents and short-term investments. The increase in interest income in 2022 compared to 2021 was primarily due to increased interest rates on our investments.

Interest expense in 2022 and 2021 were consisted of interest on outstanding balance on our term loan from Midcap and interest on the financing liability from our collaboration agreements. The decrease in interest expense in 2022 compared to 2021 was mainly due to higher interest expense associated with the financing liability from our collaboration partners of $2.5 million in 2021, partially offset by the increase in interest expense in 2022 on our term loan with MidCap of $1.3 million primarily due to the increase in the outstanding term loan balance, as well as higher interest rate. In February 2022, we accessed additional $10.0 million term loan (Tranche 3), and in July 2022, we accessed additional $10.0 million term loan (Tranche 4) from our credit facility with MidCap.

Provision for Income Taxes

	Year Ended December 31,			Aggregate Change
	2022	2021	2020	2022 from 2021	2021 from 2020

	(in thousands)
Provision for income taxes	$—	$605	$—	$(605)	$605

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

Liquidity and Capital Resources

Liquidity

As of December 31, 2022, we had $58.2 million in cash, cash equivalents and short-term investments, as compared to $125.0 million as of December 31, 2021. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(73,758)	$5,878	$(52,185)
Investing activities	72,777	(80,036)	47,466
Financing activities	6,550	62,675	12,571
Net increase (decrease) in cash and cash equivalents	$5,569	$(11,483)	$7,852

Net cash used in operating activities in 2022 was primarily related to payments for our research and development programs and other operating expenses, partially offset by the proceeds from sales of our products, and the timing of cash receipt from our collaboration partners and cash grant from the US Department of Defense. Net cash provided by operating activities in 2021 was primarily due to the cash received from Lilly for the portion allocated as net transaction price of $67.1 million, proceeds from sales of our product, and timing of cash receipt from our collaboration partners and cash grant from the US Department of Defense. These increases were partially offset by payments of our research and development programs and other operating expenses.

Net cash provided by investing activities in 2022 comprises net maturities of short-term investments of $72.3 million and proceeds from disposal of assets of $0.9 million, partially offset by capital expenditures of $0.5 million. Net cash used in investing activities in 2021 comprises net purchases of short-term investments of $79.4 million and capital expenditures of $0.6 million.

Net cash provided by financing activities in 2022 was primarily due to the net cash proceeds from term loan financing (Tranche 3 and 4) of $19.5 million and proceeds from exercises of stock options and participation in the Purchase Plan of $2.1 million, partially offset by our cost share payments to Lilly of $15.1 million. Net cash provided by financing activities in 2021 was primarily due to the cash received from Lilly for the portion allocated as financing component amounting to $57.9 million and proceeds from exercise of stock options and participation in the Purchase Plan of $4.8 million.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of our products, through at least the next 12 months from the date of issuance of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercializing a product, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities, debt financing, from sales of our products, and contract payments under our collaboration agreements.

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of December 31, 2022, total future contingent payments to us under our existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. In December 2022, a regulatory milestone with Kissei was met which entitled us to receive a $20.0 million milestone payment, and such amount was received in January 2023. See further discussion in

“Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In January 2021, we were awarded $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Under the agreement with the US Department of Defense, we are entitled to receive such award based on the agreed-upon payment schedule, subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. Through December 31, 2022, we recognized $15.0 million in revenue from this award and expect to receive the remaining awards of $1.5 million, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

In August 2020, we entered into an Open Market Sale Agreement with Jefferies, as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. In April 2021, the registration statement registering the sale of shares under the Open Market Sale Agreement expired. From the time of implementation of the Open Market Sale Agreement through expiration of the registration statement, no sales of shares occurred. On August 3, 2021, we filed a new automatic shelf registration statement as a qualified WKSI, such term as defined in Rule 405 of the Securities Act. The automatic shelf registration statement was filed to register, among other securities, the sale of up to a maximum aggregate offering price of $100.0 million of shares of our common stock that may be issued and sold from time to time under the Open Market Sale Agreement; and a base prospectus which covers the offering, issuance, and sale by us of the securities identified from time to time in one or more offerings. On March 1, 2022, we filed a post-effective amendment to the automatic shelf registration statement immediately after filing our Annual Report on Form 10-K for the year ended December 31, 2021, because we no longer qualified as a WKSI upon filing of such Annual Report. The post-effective amendment was declared effective on May 3, 2022. The post-effective amendment registers, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement.

We have a Credit Agreement with MidCap entered in September 2019, and subsequently amended in March 2021, February 2022 and July 27, 2022. The Credit Agreement provides for $60.0 million term loan credit facility. As of December 31, 2022, the outstanding principal balance of the loan was $40.0 million, and the facility gives us the ability to access an additional $20.0 million aggregate principal amount of term loan at our option through March 31, 2023, subject to the achievement of certain customary conditions.

We had a sublease agreement originally entered in December 2014, and subsequently amended in February 2017 and July 2017, with an unrelated third party to occupy a portion of our research and office space which expired in January 2023. As of December 31, 2022, the remaining future sublease income (excluding our subtenant’s share of facility’s operating expenses) amounted to $0.4 million.

Our operations will require significant additional funding in the foreseeable future. Unless and until we can generate sufficient cash from our operating activities, we may choose to raise additional funds through public and/or private offerings of equity securities, debt financings, or from other sources. However, certain external factors such as COVID-19, conflicts in Russia and Ukraine, political and economic legislations, and other factors may continue to rapidly evolve which could significantly disrupt the global financial markets. Our ability to raise additional funds may be adversely impacted by potential worsening of global economic conditions and volatility in the credit and financial markets in the US and worldwide. We could experience an inability to access additional funds, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make important, opportunistic investments. To the extent that we raise additional funds through the sale of equity, our shareholders’ ownership interest may experience substantial dilution. Our current credit facility with MidCap and any debt financing that we can obtain in the future may involve operating covenants that may restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend upon many factors, including, but not limited to:

●	the ongoing costs to commercialize our products, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;
●	our ability to generate expected revenue from our commercialization efforts;
●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	our ability to meet operating covenants under our current and future credit facilities, if any;
●	our ability to enter into partnering opportunities across our pipeline within and outside the US;
●	the costs and timing of regulatory filings and approvals by us and our collaborators;
●	the progress of research and development programs carried out by us and our collaborative partners;
●	any changes in the breadth of our research and development programs;
●	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;
●	our ability to acquire or license other technologies or compounds that we may seek to pursue;
●	our ability to manage our growth;
●	competing technological and market developments;
●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
●	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

Material Cash Requirements

We conduct our commercial activities and research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CROs and universities. We have contractual arrangements with these parties, however our contracts with them are cancelable generally on reasonable notice within one year and our obligations under these contracts are primarily based on services performed. We do not have any purchase commitments under any collaboration arrangements.

We have agreements with certain clinical research organizations to conduct our clinical trials and with third parties relative to our commercialization of our products. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trial and various activities related to commercial launch. We expect we will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercialization of our products. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties.

As discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, pursuant to our global exclusive license agreement and strategic collaboration agreement with Lilly, we are responsible for funding the development costs for R552 in the US, Europe, and Japan, up to $65.0 million through April 1, 2024. Through December 31, 2022, Lilly billed us $15.1 million of the funding development costs and the amounts were fully paid as of December 31, 2022. We have the right to opt-out of co-funding of development costs at two different specified times. If we decide not to exercise our opt-out rights, we will be required to share in global development costs up to certain amounts at a specified cap, as set forth in the agreement.

Additionally, as discussed in detail in “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, in July 2022, we entered into a license and transition services agreement with Forma. Pursuant to such agreement, we paid Forma an upfront fee of $2.0 million, with potential for an additional development and regulatory milestone payments of up to $67.5 million, commercial milestone payments of up to $165.5 million, and tiered royalty payments. As of December 31, 2022, certain milestones were met which entitled Forma to receive a $17.5 million milestone payment, of which, $15.0 million was outstanding and included within accounts payable in our balance sheet.

As of December 31, 2022, we have a contractual commitment related to our facilities leased facilities of $2.6 million, with approximately $1.5 million is payable within 12 months. See “Note 11 – Leases” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussions of our leases.

As discussed above, we have a contractual commitment with respect to our credit facility with MidCap. Under the amended Credit Agreement, the term loans mature on September 1, 2026, and the interest-only period is through October 1, 2024. The interest rate applicable to the term loans under the amended Credit Agreement is the sum of one-month SOFR, plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%. A final payment fee of 2.5% of principal is due at maturity date of the term loans. As of December 31, 2022, the outstanding principal amount of the loan was $40.0 million, and no principal payments are due within 12 months. We are also obligated to pay annual administrative fees. As of December 31, 2022, future interest calculated using the base interest rate as per the Credit Agreement, and the final fee payments associated with the credit facility amounted to $8.9 million, with approximately $3.0 million payable within 12 months.

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

The outstanding principal balance of our loan from Midcap bears interest at an annual rate of one-month SOFR, plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%. Accordingly, our interest expense under the MidCap Credit Agreement is subject to changes in SOFR. Fluctuations in SOFR above the contractual floor rate may have a material effect on our interest payment obligations in the future.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Rigel Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2023 expressed an unqualified opinion thereon.

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

Product Sales Allowances and Discounts
Description of the Matter

As described in Note 1 to the financial statements, revenue from product sales is recorded net of adjustments for estimated government-mandated and/or privately-negotiated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Provisions for these adjustments are recorded in the period in which the related revenue is recorded and are presented either as a reduction of accounts receivable or as an accrued liability in the Company’s balance sheet. As of December 31, 2022, the Company has recorded net liabilities for product sales allowances and discounts of $12.1 million.

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

To test the Company’s provisions for allowances and discounts, our audit procedures included, among others, evaluating the methodologies and assumptions used and the underlying data used by the Company. We evaluated the assumptions used by management against historical trends, evaluated the change in estimated accruals from prior periods, and assessed the historical accuracy of the Company’s estimates against actual results. We performed substantive analytical procedures on material ending accrual balances by assessing whether the accrued balance is reasonable relative to historical payment lag and sales activity.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.
San Francisco, California
March 7, 2023

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$24,459	$18,890
Short-term investments	33,747	106,077
Accounts receivable, net	40,320	15,472
Inventories	9,118	6,616
Prepaid and other current assets	8,259	7,412
Total current assets	115,903	154,467
Property and equipment, net	857	2,184
Intangible asset, net	14,949	—
Operating lease right-of-use assets	1,930	9,703
Other assets	640	974
Total assets	$134,279	$167,328
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$22,508	$3,795
Accrued compensation	8,866	10,690
Accrued research and development	7,708	10,384
Revenue reserves and refund liability	12,145	7,915
Other accrued liabilities	6,485	4,776
Lease liabilities, current portion	1,133	9,892
Deferred revenue	1,369	2,596
Other long-term liabilities, current portion	4,997	13,506
Total current liabilities	65,211	63,554
Long-term portion of lease liabilities	972	759
Loans payable, net of discount	39,448	19,914
Other long-term liabilities	42,264	52,727
Total liabilities	147,895	136,954

Commitments

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 173,398,645 and 171,602,226 shares issued and outstanding as of December 31, 2022 and 2021, respectively	174	172
Additional paid-in capital	1,368,822	1,354,190
Accumulated other comprehensive loss	(153)	(102)
Accumulated deficit	(1,382,459)	(1,323,886)
Total stockholders’ (deficit) equity	(13,616)	30,374
Total liabilities and stockholders’ (deficit) equity	$134,279	$167,328

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product sales, net	$76,718	$63,010	$61,696
Contract revenues from collaborations	39,024	75,726	46,925
Government contract	4,500	10,500	—
Total revenues	120,242	149,236	108,621

Costs and expenses:
Cost of product sales	1,749	1,083	895
Research and development	60,272	65,237	60,101
Selling, general and administrative	112,451	91,891	76,598
Restructuring charges	1,320	3,521	—
Total costs and expenses	175,792	161,732	137,594

Loss from operations	(55,550)	(12,496)	(28,973)
Interest income	684	47	582
Interest expense	(3,707)	(4,860)	(1,353)
Loss before income taxes	(58,573)	(17,309)	(29,744)
Provision for income taxes	—	605	—
Net loss	$(58,573)	$(17,914)	$(29,744)

Net loss per share, basic and diluted	$(0.34)	$(0.11)	$(0.18)

Weighted average shares used in computing net loss per share, basic and diluted	172,406	170,492	168,754

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(58,573)	$(17,914)	$(29,744)
Other comprehensive loss:
Net unrealized loss on short-term investments	(51)	(98)	(27)
Comprehensive loss	$(58,624)	$(18,012)	$(29,771)

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except number of shares)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2020	167,987,850	$168	$1,329,852	$23	$(1,276,228)	$53,815
Net loss	—	—	—	—	(29,744)	(29,744)
Net change in unrealized loss on short-term investments	—	—	—	(27)	—	(27)
Issuance of common stock upon exercise of options and participation in Purchase Plan	1,328,932	1	2,595	—	—	2,596
Stock-based compensation expense	—	—	7,386	—	—	7,386
Balance as of December 31, 2020	169,316,782	169	1,339,833	(4)	(1,305,972)	34,026
Net loss	—	—	—	—	(17,914)	(17,914)
Net change in unrealized loss on short-term investments	—	—	—	(98)	—	(98)
Issuance of common stock upon exercise of options and participation in Purchase Plan	2,285,444	3	4,772	—	—	4,775
Stock-based compensation expense	—	—	9,585	—	—	9,585
Balance as of December 31, 2021	171,602,226	172	1,354,190	(102)	(1,323,886)	30,374
Net loss	—	—	—	—	(58,573)	(58,573)
Net change in unrealized loss on short-term investments	—	—	—	(51)	—	(51)
Issuance of common stock upon exercise of options and participation in Purchase Plan	1,580,169	2	2,122	—	—	2,124
Issuance of common stock upon vesting of restricted stock units (RSUs)	216,250	—	—	—	—	—
Stock-based compensation expense	—	—	12,510	—	—	12,510
Balance as of December 31, 2022	173,398,645	$174	$1,368,822	$(153)	$(1,382,459)	$(13,616)

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(58,573)	$(17,914)	$(29,744)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	12,385	9,486	7,297
Net gain on sale and write-down of property and equipment	(138)	—	—
Depreciation and amortization	998	1,162	706
Non-cash interest expense	682	3,139	—
Net amortization and accretion of discount on short-term investments and term loan	(63)	287	(122)
Changes in assets and liabilities:
Accounts receivable, net	(24,848)	501	(5,862)
Inventories	(2,377)	(4,875)	(126)
Prepaid and other current assets	(847)	6,633	(4,583)
Other assets	334	(150)	(128)
Right-of-use assets	7,773	8,192	7,814
Accounts payable	3,788	41	(331)
Accrued compensation	(1,824)	1,098	773
Accrued research and development	(2,676)	5,495	(1,071)
Revenue reserves and refund liability	4,230	1,850	2,733
Other accrued liabilities	1,709	(24)	1,318
Lease liability	(8,546)	(8,621)	(7,230)
Deferred revenue	(1,227)	(422)	(23,629)
Other current and long-term liabilities	(4,538)	—	—
Net cash (used in) provided by operating activities	(73,758)	5,878	(52,185)
Investing activities
Purchases of short-term investments	(28,894)	(141,459)	(81,706)
Maturities of short-term investments	101,228	62,050	130,434
Proceeds from sale of property and equipment	893	—	—
Purchases of property and equipment	(450)	(627)	(1,262)
Net cash provided by (used in) investing activities	72,777	(80,036)	47,466
Financing activities
Cost share advance from a collaboration partner	—	57,900	—
Cost share payments to a collaboration partner	(15,116)	—	—
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	2,124	4,775	2,596
Net proceeds from term loan financing	19,542	—	9,975
Net cash provided by financing activities	6,550	62,675	12,571
Net increase (decrease) in cash and cash equivalents	5,569	(11,483)	7,852
Cash and cash equivalents at beginning of period	18,890	30,373	22,521
Cash and cash equivalents at end of period	$24,459	$18,890	$30,373
Supplemental disclosure of cash flow information
Interest paid	$2,495	$1,500	$1,180
Purchases of intangible asset included within accounts payable	$15,000	$—	$—

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc. and “common stock” refers to Rigel’s common stock, par value $0.001 per share.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a biotechnology company dedicated to discovering, developing and providing novel theraphies that significantly improve the lives of patients with hematologic disorders and cancer. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms.

Our first product approved by the FDA is TAVALISSE (fostamatinib disodium hexahydrate) tablets, the only approved oral SYK inhibitor, for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and UK (as TAVLESSE), and in Canada and Israel (as TAVALISSE) for the treatment of chronic ITP in adult patients.

Our second FDA approved product is REZLIDHIA (olutasidenib) capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We began our commercialization of REZLIDHIA (olutasidenib) in December 2022. We in-licensed olutasidenib from Forma with exclusive, worldwide rights for its development, manufacturing and commercialization.

We conducted a Phase 3 clinical trial evaluating fostamatinib for the treatment of wAIHA and announced that we did not file an sNDA for this indication considering the top-line data results and guidance received from the FDA. We announced the completion of the FOCUS Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. Fostamatinib is currently being studied in an NIH/NHLBI sponsored Phase 2/3 trial (ACTIV-4 Host Tissue Trial) for the treatment of COVID-19 in hospitalized patients.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP). Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative US GAAP included in the Accounting Standards Codification (ASC), and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB). We manage our operations as one business segment for purposes of assessing performance, making operating decisions, and allocating resources.

Liquidity

As of December 31, 2022, we had approximately $58.2 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing arrangement, contract payments under our collaboration agreements and from product sales. Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our expenses and capital expenditure requirements through at least the next 12 months from the date of issuance of this Annual Report on Form 10-K.

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

Reclassifications

We presented revenue reserves and refund liability on the face of balance sheets, which was previously classified within other accrued liabilities. The prior period financial information has been reclassified to conform with the current period presentation.

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

Product Sales

Revenues from product sales are recognized when the specialty distributors, who are our customers, obtain control of our product, which occurs at a point in time, upon delivery to such specialty distributors. These specialty distributors subsequently resell our products to specialty pharmacy providers, health care providers, hospitals and clinics. In addition to distribution agreements with our specialty distributors, we also have arrangements with certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products.

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

Product Returns. We offer our specialty distributors a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Product return allowances are estimated and recorded at the time of sale.

Government and Private Payor Rebates: We are subject to discount obligations under the state Medicaid programs and Medicare prescription drug coverage gap program. We estimate our Medicaid and Medicare prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. We also have rebate program agreements with certain PBMs for certain product, pursuant to which rebates will be paid in accordance with the respective agreements. The rebate reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and related liability is recorded as revenue reserves within other accrued liabilities in the balance sheet. Our liability for these rebates consists primarily of estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Chargebacks and Discounts: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities at prices lower than the list prices charged to our specialty distributors who directly purchase the product from us. These specialty distributors charge us for the difference between what they pay for the product and our contracted selling price to these specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue. Actual chargeback amounts are generally determined at the time of resale to the specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities by our specialty distributors. The estimated obligations arising from these chargebacks and discounts are recorded as revenue reserves within other accrued liabilities in the balance sheet.

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

The fair value of the RSU grant is based on the market price of our common stock on the date of grant.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts and any allowance for doubtful accounts. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We will reserve against our accounts receivable for estimated losses that may arise from a customer’s inability to pay. We have historically not experienced significant credit losses and no amounts were reserved for estimated losses as of the balance sheet dates presented.

The following table summarizes the activity of our customer allowances for prompt payment discounts for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$106	$171	$109
Provision for prompt payment discount	557	609	807
Reduction in prompt payment discount	(527)	(674)	(745)
Balance at end of the year	$136	$106	$171

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash, investment in debt securities and accounts receivable. All of our cash and investment in debt securities are maintained with financial institutions that management believes are creditworthy. By policy, we limit the concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. Due to the short-term nature of these investments, we believe we do not have a material exposure to credit risk arising from our investments. We have not historically experienced any significant credit losses related to these financial instruments and do not believe that we are exposed to any significant credit risk related to these instruments.

Concentration of credit risk with respect to our accounts receivable is limited due to our small number of customers. Our accounts receivable consists mostly of outstanding invoices from our sale of our product to our specialty distributors. Accounts receivable may also include outstanding invoice or invoices from our collaboration partners with respect to the related sponsored research and license agreements, as well as outstanding invoice or invoices from the US Government with respect to the related government contract. Our outstanding receivable as of December 31, 2022 includes $20.0 million of regulatory milestone due from Kissei which was collected in January 2023. As of December 31, 2022, 49% of our accounts receivable are outstanding invoices from our specialty distributors, and the remaining 51% are outstanding invoices from other collaboration partners, mainly Kissei and Grifols. As of December 31, 2021, 85% of our accounts receivable consisted of outstanding invoices from our specialty distributors, and the remaining 15% are outstanding invoices from the US Government and from other collaboration partners, mainly Grifols and Kissei.

See “Note 3 - Revenues” for summary of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations.

Cash, Cash Equivalents and Short-Term Investments

Our investment in debt securities consists of money market funds, US treasury bills, government- sponsored enterprise securities, and corporate bonds and commercial paper. All of our investment in debt securities are available-for-sale and are classified based on their maturities. We consider all highly liquid investments in debt securities with maturity of 90 days or less from the date of purchase to be cash equivalents. All other investments with maturity greater than 90 days from the date of purchase are classified as short-term investments. Unrealized gains (losses) are reported within the statements of stockholders’ equity (deficit) and comprehensive income (loss). The cost of securities sold is based on the specific identification method.

We periodically evaluate our available-for-sale marketable debt securities for impairment. When the fair value of a marketable debt security is below its amortized cost, the amortized cost is reduced to its fair value if it is more likely than not that we are required to sell the impaired security before recovery of our amortized cost basis, or we have the intention to sell the security. If neither of these conditions are met, we determine whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income (expense), net on the statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

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

Inventories and Cost of Product Sales

Inventories are stated at the lower-of-cost or estimated net realizable value. We determine the cost of inventories using the standard cost method, which approximates actual cost, and is valued using the first-in, first-out method. Inventory costs primarily consist of active pharmaceutical ingredients, third-party manufacturing costs and allocated internal overhead costs. We capitalize inventory costs when the product is approved by the FDA, or when based on management’s judgment, future commercialization was considered probable, and the future economic benefits are expected to be realized.

Prior to FDA approval of a product, costs to purchase active pharmaceutical ingredients including costs to manufacture a product are charged to research and development expense when incurred. Our physical inventories as of balance sheet dates include inventory quantities where costs have been previously charged to research and development expenses since such costs were incurred prior to FDA approval of the product.

We provide reserves for potential excess, dated or obsolete inventories based upon assumptions about future demand and market conditions, as well as product shelf life.

Cost of product sales primarily includes cost of inventories sold, and product shipping and handling costs. Further, following the approval of REZLIDHIA, we recognize the amortization expense of capitalized intangible asset and royalty expense incurred pursuant to our license agreement with Forma, within cost of sales.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in statements of operations in the period realized.

Research and Development Expenses

Research and development expenses include costs for scientific personnel, supplies, equipment, consultants, research sponsored by us, allocated facility costs, costs related to pre-clinical and clinical trials, including raw materials, and stock-based compensation expense. All such costs are charged to research and development expenses as incurred and at the time raw materials are purchased.

We have various contracts with third parties related to our research and development activities. Costs that are incurred but not billed to us as of the end of the period are accrued. We make estimates of the amounts incurred in each period based on the information available to us and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity. Expenses related to other research and development contracts, such as research contracts, toxicology study contracts and manufacturing contracts are estimated to be incurred generally on a straight-line basis over the duration of the contracts. Raw materials and study materials not related to our approved drug are charged to research and development expenses at the time of purchase.

Research and development expenses also include milestone payment obligations incurred prior to regulatory approval of the product, which are accrued when the event requiring payment of the milestone occurs. See related discussions below.

Advertising Expense

Advertising costs are expensed as incurred and are included within selling general and administrative expenses in the statements of operations. Advertising costs for the years ended December 31, 2022, 2021 and 2020 amounted to $2.7 million, $2.3 million, and $1.7 million, respectively.

IPR&D/Intangible Asset

In July 2022, we entered into a license and transition services agreement with Forma. The transaction was accounted for as an acquisition of asset under ASC 730, Research and Development. In accordance with the guidance, in a transaction accounted for as an asset acquisition, any acquired IPR&D that does not have alternative future use is charged to expense at the acquisition date. Further, we account for milestone payment obligations incurred at development stage and prior to a regulatory approval of an indication associated with the acquired licensed asset as research and development expenses when the event requiring payment of the milestone occurs. Milestone payment obligations incurred upon and after a regulatory approval of an indication associated with the acquired licensed asset, and at the commercial stage, will be recorded as intangible asset when the event requiring payment of the milestones occurs. The amount recorded as an intangible asset is amortized over the estimated useful life of the acquired licensed asset. See “Note 4 – Sponsored Research and License Agreements and Government Contract” for further discussion.

Leases

We account for leases in accordance with ASU No. 2016-02, Leases (Topic 842). Topic 842 requires a lessee to determine if an arrangement is a lease or contains a lease at contract inception. Right-of-use lease assets represent the right to use the underlying asset for the lease term and the lease liability represents the obligation to make the lease payments arising from the lease. Right-of-use lease assets and lease liability are recognized at the commencement date based on the present value of future minimum lease payments over the term of the lease. The operating right-of-use lease asset may also include initial direct costs and prepaid lease payments less lease incentives. In measuring the present value of the future minimum lease payments, we generally use our incremental borrowing rate as our lease agreement do not provide an implicit borrowing rate and we deemed that our incremental borrowing rate would be the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term of the lease payments in a similar economic environment. If a lease includes options to extend the lease term, we do not assume the option will be exercised in the initial lease term assessment unless there is reasonable certainty that we will renew based on an assessment of economic factors present as of the lease commencement date. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for our operating leases is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred.

For our sublease agreement wherein we were the lessor, we recognized sublease income on a straight-line basis over the term of the related sublease agreement.

Restructuring

Restructuring costs comprised severance, other termination benefit costs, stock-based compensation expense for stock award and stock option modifications related to workforce reductions and accelerated depreciation. We recognize restructuring charges when the liability is probable, and the amount is estimable. Employee termination benefits are accrued at the date management has committed to a plan of termination and affected employees have been notified of their termination date and expected severance benefits.

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

Recent Accounting Pronouncements

Recently issued accounting guidance is either not applicable or did not have, or is not expected to have, a material impact on us.

2. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include stock options, RSUs and shares issuable under our Purchase Plan. The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Outstanding stock options	34,696	30,009	27,260
RSUs	1,104	226	—
Total	35,800	30,235	27,260

3. REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Product sales:
Gross product sales	$108,523	$81,186	$76,470
Discounts and allowances	(31,805)	(18,176)	(14,774)
Total product sales, net	76,718	63,010	61,696
Revenues from collaborations:
License revenues	7,932	70,553	40,358
Development milestones	25,000	1,875	2,100
Research and development services and others	6,092	3,298	4,467
Total revenues from collaborations	39,024	75,726	46,925
Government contract	4,500	10,500	—
Total revenues	$120,242	$149,236	$108,621

Revenue from product sales is primarily related to sales of our first commercial product, TAVALISSE. In December 2022, following the FDA approval of our second commercial product, REZLIDHIA, we delivered product quantities to our customers and recognized $0.9 million of net revenue included within net product sales for the year ended December 31, 2022. Our net product sales include sale of products to our specialty distributors, net of chargebacks, discounts and fees, government and other rebates and returns. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within other accrued liabilities, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2022	$3,404	$2,494	$2,017	$7,915
Provision related to current period sales	23,488	5,901	1,514	30,903
Credit or payments made during the period	(20,679)	(5,759)	(235)	(26,673)
Balance as of December 31, 2022	$6,213	$2,636	$3,296	$12,145

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2021	$2,461	$2,115	$1,489	$6,065
Provision related to current period sales	10,731	5,036	1,021	16,788
Credit or payments made during the period	(9,788)	(4,657)	(493)	(14,938)
Balance as of December 31, 2021	$3,404	$2,494	$2,017	$7,915

Of the $31.8 million discounts and allowances from gross product sales for the year ended December 31, 2022, $30.9 million was accounted for as additions to revenue reserves and refund liability and $0.9 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the balance sheet.

Of the $18.2 million discounts and allowances from gross product sales for the year ended December 31, 2021, $16.8 million was accounted for as additions to revenue reserves and refund liability and $1.4 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the balance sheet.

For detailed discussions of our revenues from collaboration and government contract, see “Note 4 – Sponsored Research and License Agreements and Government Contract” below.

The following table summarizes revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Year Ended December 31,
	2022	2021	2020
McKesson Specialty Care Distribution Corporation	31%	20%	23%
Kissei	24%	*	—
Cardinal Healthcare	19%	*	*
ASD Healthcare and Oncology Supply	17%	17%	30%
Lilly	*	48%	—
Grifols	*	*	41%

4. SPONSORED RESEARCH AND LICENSE AGREEMENTS AND GOVERNMENT CONTRACT

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of December 31, 2022, we are a party to collaboration agreements with Lilly to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-CNS diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of CNS diseases; with Grifols to commercialize fostamatinib for human diseases in all indications, including chronic ITP and AIHA, in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States); with Kissei to develop and commercialize fostamatinib in Kissei territory which includes Japan, China, Taiwan and the Republic of Korea; with Medison to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Medison territory which includes Canada and Israel; and with Knight to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean.

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio for the development and commercialization of AXL inhibitors in oncology, and with Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of December 31, 2022, total future contingent payments to us under all of above existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. Of this amount, $279.5 million relates to the achievement of development events, $263.1 million relates to the achievement of regulatory events and $796.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Global Exclusive License Agreement with Lilly

On February 18, 2021, we entered into a global exclusive license and collaboration agreement with Lilly (Lilly Agreement), which became effective on March 27, 2021, upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, to develop and commercialize R552 for the treatment of non-CNS diseases. In addition, the collaboration is aimed at developing additional RIPK1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the license agreement, we granted to Lilly exclusive rights to develop and commercialize R552 and related RIPK1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

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

Under the terms of the license agreement, we were entitled to receive a non-refundable and non-creditable upfront cash payment amounting to $125.0 million, which we received in April 2021. We are also entitled to additional milestone payments for non-CNS disease products consisting of up to $330.0 million milestone payments upon the achievement of specified development and regulatory milestones, and up to $100.0 million in sales milestone payments on a product-by-product basis. In addition, depending on the extent of our co-funding of R552 development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We are also eligible to receive milestone payments for CNS disease products consisting of up to $255.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones, and up to $150.0 million in sales milestone payments on a product-by-product basis. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

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

Under the Lilly Agreement, we are required to share 20% of the development costs for R552 in the US, Europe and Japan up to a specified cap. Given our rights to opt- out from the development of R552, we believe at the minimum, we have a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense is being accreted on such liability over the expected commitment period and adjusted for timing of expected cost share payments. Interest expense accreted during the year ended December 31, 2022 and 2021 was $0.7 million and $2.8 million, respectively. Through December 31, 2022, Lilly billed us $15.1 million for our share of development costs under this agreement, the amount was fully paid as of December 31, 2022. As of December 31, 2022 and 2021, the outstanding financing liability to Lilly was $46.2 million and $60.7 million, respectively, and included within other long-term liabilities, current portion, and other long-term liabilities in the balance sheet.

We allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. We concluded that the license rights over the non-CNS penetrant IP represents functional IP that is not expected to change over time, and we have no ongoing or undelivered obligations relative to such IP that Lilly will benefit from the use of such IP on the delivery date. As such, the transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue in the year ended December 31, 2021 upon delivery of the non-CNS penetrant IP to Lilly in March 2021. For the delivery of license rights over the CNS penetrant IP, we are obligated to perform additional research and development efforts before Lilly can accept the license. The allocated transaction price to the CNS penetrant IP of $6.7 million is being recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly using the input method. In June 2022, Lilly provided notice of continuance pursuant to the terms of the Lilly Agreement, whereby Lilly elected its option to lead the identification and selection of CNS penetrant lead candidate, and as such, we recognized the remaining outstanding deferred revenue related to delivery of the CNS penetrant IP. For the year ended December 31, 2022 and 2021, we recognized revenue of $0.5 million and $6.2 million, respectively, relative to the delivery of CNS penetrant IP. Further, we recognized $0.2 million of revenue related to the delivery of CNS compound to Lilly during the year ended December 31, 2022.

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

Grifols License Agreement

In January 2019, we entered into a commercialization license agreement with Grifols with exclusive rights to commercialize fostamatinib for human diseases, including chronic ITP and AIHA, and non-exclusive rights to develop, fostamatinib in Grifols territory. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. The agreement also required us to continue to conduct our long-term open-label extension study on patients with ITP through EMA approval of ITP in Europe or until the study ends as well as conduct the Phase 3 trial of fostamatinib in AIHA.

In January 2020, the EC granted a centralized Marketing Authorization for fostamatinib valid throughout the EU and in the UK after the departure of the UK from the EU for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, in February 2020, we received $20.0 million non-refundable payment, consisted of a $17.5 million payment due upon MAA approval by the EMA of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. The above milestone payment was allocated to the distinct performance obligations in the collaboration agreement with

Grifols.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our ongoing long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 trial in AIHA. In October 2020, we entered into a commercial supply agreement for the licensed territories. We concluded each of these performance obligations is distinct. We based our assessment on the following: (i) our assessment that Grifols can benefit from the license on its own by developing and commercializing the underlying product using its own resources, and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Upon execution of our agreement with Grifols, we determined that the upfront fee of $5.0 million, which is the non-refundable portion of the $30.0 million upfront fee, represented the transaction price. In the first quarter of 2020, we revised the transaction price to include the $25.0 million of the upfront payment that is no longer refundable under our agreement and the $20.0 million payment received that is no longer constrained. We allocated the updated transaction price to the distinct performance obligations in our collaboration agreement based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; and (b) for the research and regulatory services, we estimated the standalone selling price using the cost plus expected margin approach. As a result of the adjusted transaction price, adjustments are recorded on a cumulative catch-up basis, and recorded as part of contract revenues from collaborations in 2020.

For the years ended December 31, 2022, 2021 and 2020, we recognized revenue associated with the research and development services of $0.7 million, $0.9 million and $3.8 million, respectively. For the year ended December 31, 2020, we also recognized revenue of $39.9 million related to licensed rights and $0.5 million related to the exercise of options to include additional territories.

For the year ended December 31, 2022, we recognized $0.7 million of royalty revenue from Grifols, and such amount was included within contract revenues from collaboration. No such revenue was recognized for the years ended December 31, 2021 and 2020.

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

We entered into a Commercial Supply Agreement with Grifols in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols shall order from us pursuant to and in accordance with the agreement. Prior to the Commercial Supply Agreement, we had a Drug Product Purchase Agreement with Grifols entered in December 2019. For the years ended December 31, 2022, 2021, and 2020, we recognized revenue of $1.6 million, $2.0 million and $0.7 million, respectively, related to delivery of drug supply to Grifols for its commercialization.

Kissei License Agreement

In October 2018, we entered into an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Kissei territory. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. We received an upfront cash payment of $33.0 million, with the potential for up to an additional $147.0 million in development, regulatory and commercial milestone payments, and will receive mid- to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights to fostamatinib in Kissei territory and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) supply of fostamatinib for clinical use and (c) material right associated with discounted fostamatinib that are supplied for use other than clinical or commercial. In addition, we will provide commercial product supply if the product is approved in the licensed territory. We concluded that each of these performance obligations is distinct. We based our assessment on the following: (i) our assessment that Kissei can benefit from the license on its own by developing and commercializing the underlying product using its own resources and (ii) the fact that the manufacturing services are not highly specialized in nature and can be performed by other vendors. Moreover, we determined that the upfront fee of $33.0 million represented the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price as follows: (a) for the license, we estimated the standalone selling price using the adjusted market assessment approach to estimate its standalone selling price in the licensed territories; (b) for the supply of fostamatinib and the material right associated with discounted fostamatinib, we estimated the standalone selling price using the cost plus expected margin approach. Variable consideration of $147.0 million related to future development and regulatory milestones was fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. We recognize revenues related to the supply of fostamatinib and material right upon delivery of fostamatinib to Kissei. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

In April 2022, Kissei announced that an NDA was submitted to Japan’s PMDA for fostamatinib in chronic ITP. With this milestone event, we received $5.0 million non-refundable and non-creditable payment from Kissei pursuant to the terms of our collaboration agreement, and such amount was recognized as revenue for the year ended December 31, 2022. In December 2022, Kissei announced that Japan’s PMDA approved the NDA for fostamatinib in chronic ITP. With this milestone event, we were entitled to receive $20.0 million non-refundable and non-creditable payment from Kissei pursuant to the terms of our collaboration agreement, which we recognized as revenue for the year ended December 31, 2022. The amount was subsequently collected in January 2023.

As of December 31, 2022 and 2021, the remaining deferred revenue was $1.4 million related to the material right associated with discounted fostamatinib supply. For the years ended December 31, 2022, 2021 and 2020, there were no material revenues recognized associated with such outstanding deferred revenue.

For the years ended December 31, 2022, 2021, and 2020, we recognized revenue of $2.6 million, $0.3 million and no revenue, respectively, related to delivery of drug products to Kissei.

Medison Commercial and License Agreements

In October 2019, we entered into two exclusive commercial and license agreements with Medison for the commercialization of fostamatinib for chronic ITP in Medison territory, pursuant to which we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for the agreement made with an upfront payment under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believe that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such this arrangement is accounted for as a financing arrangement. Interest expense was accreted on such liability over the expected buyback period. No interest was accreted during the year ended December 31, 2022 and 2020. During the year ended December 31, 2021, we accreted $0.4 million of interest related to this financing arrangement. We also billed Medison for the delivery of fostamatinib supplies for clinical use which we deferred and included within the outstanding financing liability considering the buy-back provision.

The decision to exercise the buyback option is dependent of many factors including management’s cost and benefit assessments and the success of obtaining regulatory approval for the treatment of AIHA in Canada. In June 2022, we reported the top-line results from our Phase 3 trial of fostamatinib in wAIHA which showed that the trial did not demonstrate statistical significance in the primary efficacy endpoint in the overall study population. We also announced in early October 2022 that we do not expect to file an sNDA for wAIHA indication considering the top-line data results and the guidance received from the FDA. With these recent developments, we assessed our options path forward, including our buyback option right with regards to the Medison license agreement. Based on management’s assessment, it is highly remote that we will exercise our buyback option right. As such, we relieved the outstanding financing liability to Medison amounting to $5.7 million in the fourth quarter of 2022 and recognized such amount as collaboration revenue in accordance with ASC 606 in the year ended December 31, 2022. As of December 31, 2022, no outstanding financing liability to Medison. The outstanding financing liability to Medison as of December 31, 2021 amounting to $5.6 million was included within other long-term liabilities in the balance sheet.

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

Daiichi Collaboration Agreement

Pursuant to the Amended Collaboration Agreement dated April 20, 2005 with Daiichi, during the years ended December 31, 2021 and 2020, we recognized $1.8 million and $2.1 million, respectively, of revenue related to the achievement of certain milestones. All deliverables under the agreement had been previously delivered, and as such the above had been recognized as revenue in the corresponding periods such milestones were achieved.

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

Government Contract - US Department of Defense’s JPEO-CBRND

In January 2021, we were awarded up to $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. The amount of award we will receive from the US Department of Defense is subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. We determined that this government award should be accounted for under IAS 2, Accounting for Government Grants and Disclosure of Government Assistance, which is outside of the scope of Topic 606, as the US Department of Defense is not receiving reciprocal value for their contributions. We record government contract revenue in the statement of operations in the period when it is probable that we will receive the award, which is when we comply with the conditions associated with the award and obtain approval from the US Department of Defense that such conditions have been met. For the years ended December 31, 2022 and 2021, we recognized $4.5 million and $10.5 million, respectively, related to this grant. Through December 31, 2022, we recognized $15.0 million revenue, and we expect to receive the remaining award of $1.5 million, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

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

The transaction was accounted for as an acquisition of asset under ASC 730, Research and Development. In accordance with the guidance, in a transaction accounted for as an asset acquisition, any acquired IPR&D that does not have alternative future use is charged to expense at the acquisition date. At the acquisition date, the acquired license asset was accounted for as IPR&D, and we do not anticipate any economic benefit to be derived from such acquired licensed asset other than the primary indications. As such, we accounted for the upfront fee of $2.0 million paid to Forma as IPR&D and recorded such cost within research and development expenses in the statements of operations for the year ended December 31, 2022.

Under the accounting guidance, contingent cash payments will be accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. We will account for milestone payment obligations incurred at development stage and prior to a regulatory approval of an indication associated with the acquired licensed asset as research and development expenses when the event requiring payment of the milestone occurs. Milestone payment obligations incurred upon and after a regulatory approval of an indication associated with the acquired licensed asset, and at the commercial stage, will be recorded as intangible asset when the event requiring payment of the milestones occurs. The amount recorded as intangible asset will be amortized over the estimated useful life of the acquired licensed asset. Royalty payments related to the acquired licensed asset will be recorded as cost of sales when incurred. During the fourth quarter of 2022 prior to the approval of FDA on December 1, 2022, a near-term regulatory milestone was met which entitled Forma to receive a $2.5 million milestone payment. Since such milestone payment obligation was incurred prior to a regulatory approval of an indication associated with the acquired licensed asset, we recorded such amount as research and development expense in the year ended December 31, 2022. On December 1, 2022, the FDA approved REZLIDHIA (olutasidenib) capsules for the treatment of adult patients with R/R AML with susceptible IDH1 mutations as detected by an FDA-approved test. Following the FDA approval, we launched REZLIDHIA and made first shipments of the product to our customers. With this FDA approval and first commercial sale of the product, Forma was entitled to receive a total of $15.0 million milestone payments. Since such milestone payment obligations were incurred upon and after regulatory approval of the product, we recorded such amount as intangible asset on the balance sheet. As of December 31, 2022, outstanding milestone payable to Forma of $15.0 million was recorded within accounts payable in our balance sheet.

5. STOCK-BASED COMPENSATION

Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Selling, general and administrative	$10,217	$7,337	$5,223
Research and development	2,168	1,700	2,072
Restructuring charges	—	449	—
Total stock-based compensation expense	$12,385	$9,486	$7,295

Stock-based compensation expense for the years ended December 31, 2022 and 2021 include incremental charges of $1.4 million and $0.4 million, respectively, related to stock option modifications. In November 2021, we announced a reduction of workforce, primarily in the research organization and entered in severance agreements with certain affected employees, which provided, among others, extension of the date through which certain affected employees can exercise their vested options. In March 2022, our Board of Directors approved to extend the exercise period of stock option grants made to our two former Board of Directors whose terms expired in May 2022. In October 2022, our Board of Directors approved to accelerate the vesting and extend the exercise period of certain stock option grants made to a former officer who retired in October 2022. The incremental compensation expenses were computed based on the fair values of the modified awards on the modification date. As a result of these stock option modifications, we recorded the incremental stock-based compensation expense for each of the respective periods. The incremental stock-based compensation expense related to the modification of stock options of our two former Board of Directors and former officer were recorded within sales, general and administrative expense, and the modification of stock options of certain affected employees due to workforce reduction were recorded within restructuring charges.

Equity Incentive Plans

On May 16, 2018, our stockholders approved the adoption of our 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan is the successor plan to the 2011 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Employee Directors’ Stock Option Plan. We have two active equity plans, our 2018 Plan and the Rigel’s Inducement Plan, as amended (Inducement Plan, and together with 2018 Plan, the Equity Incentive Plans). The 2018 Plan provides for granting of stock awards to our officers, directors, all other employees and consultants. The Inducement Plan, which is a non-stockholder approved stock plan, is intended mainly to provide an inducement material by granting awards for certain individuals to enter into employment with us. Awards granted under our Equity Incentive Plans expire no later than 10 years from the date of grant. Awards may be granted with different vesting terms from time to time. To date, we granted stock options and RSUs under our Equity Incentive Plans.

In March 2022 and August 2022, we filed Registration Statements to register additional 1,709,000 shares and 626,000 shares, respectively, of common stock reserved for issuance under our Inducement Plan. In May 2022, our stockholders approved to amend our 2018 Plan, among other items, added an additional 5,000,000 shares to the number of shares of common stock authorized for issuance under our 2018 Plan, and such shares were registered in the Registration Statement filed in August 2022. Further, in December 2022, our Board of Directors approved to increase the number of common stock reserved for issuance under our Inducement Plan by 375,000 shares.

Stock Options and RSUs

The following table summarizes stock options and RSUs activity, and shares available for grant under our Equity Incentive Plans for the periods presented:

		Stock Options			RSUs
			Weighted	Weighted		Weighted Average
	Shares Available	Number of	Average	Intrinsic Value	Number of	Grant Date
	For Grant	Shares	Exercise Price	(in thousands)	Shares	Fair Value
Outstanding as of December 31, 2021	10,715,312	30,008,665	$3.13	$6,812	226,250	$3.67
Authorized for grant	7,080,000
Granted	(9,880,277)	8,179,113	$1.96		1,181,362	$2.36
Exercised/Released	—	(433,318)	$2.23		(216,250)	$3.59
Cancelled and forfeited	2,697,583	(3,058,187)	$4.54		(87,709)	$2.42
Outstanding as of December 31, 2022	10,612,618	34,696,273	$2.74	$1,605	1,103,653	$2.39
Vested and Expected to Vest as of December 31, 2022		32,473,773	$2.73	$1,493
Exercisable as of December 31, 2022		22,669,120	$2.91	$2

Of the total stock options outstanding as of December 31, 2022, 2,222,500 shares outstanding are performance-based stock options wherein the achievements of the corresponding corporate-based milestones were not probable. Accordingly, the related grant date fair value for these performance-based stock options of $4.3 million has not been recognized as stock-based compensation expense as of December 31, 2022.

For the years ended December 31, 2022, 2021 and 2020, stock options vested were 5,280,235 shares, 4,765,814 shares and 4,386,910 shares, respectively, with weighted-average exercise price of $2.60 per share, $2.67 per share, and $2.41 per share, respectively.

The aggregate intrinsic values of stock options outstanding, vested and expected to vest, and exercisable represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, the aggregate intrinsic values of stock option exercises were approximately $0.2 million, $2.1 million and $0.5 million, respectively, representing the difference between the fair value of our common stock at the date of exercise and the exercise price paid.

For the years ended December 31, 2022, 2021 and 2020, we granted options to purchase 8,179,113 shares, 6,997,981 shares and 8,462,090 shares, respectively, of common stock, with weighted-average grant date fair value of $1.29 per share, $2.34 per share and $1.42 per share, respectively.

The following table summarizes the weighted-average assumptions relating to stock options granted during the periods presented:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.6%	1.0%	1.2%
Expected term (in years)	6.3	6.4	6.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	74.8%	70.5%	66.1%

As of December 31, 2022, there was approximately $14.1 million of unrecognized stock-based compensation cost which is expected to be recognized over the remaining weighted-average period of 2.55 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones was considered as probable, and RSUs.

Details of our stock options by exercise price are as follows as of December 31, 2022:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number of	Remaining Contractual	Weighted-Average	Number of	Weighted-Average
Exercise Price	Shares	Life (in years)	Exercise Price	Shares	Exercise Price
$0.90 - $2.00	7,143,200	7.54	$1.55	4,222,496	$1.95
$2.01 - $2.34	5,979,493	4.78	$2.20	5,143,388	$2.18
$2.37 - $2.40	495,000	4.90	$2.39	457,500	$2.39
$2.42 - $2.42	6,189,723	8.14	$2.42	2,502,752	$2.42
$2.44 - $3.52	4,982,149	5.56	$2.94	3,339,194	$2.92
$3.54 - $3.68	5,864,451	6.28	$3.60	3,108,284	$3.62
$3.71 - $6.51	4,042,257	4.09	$4.69	3,895,506	$4.70
$0.90 - $6.51	34,696,273	6.24	$2.74	22,669,120	$2.91

Employee Stock Purchase Plan

Our Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Our Purchase Plan provides for a 24-month offering period comprised four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period.

Our previous 24-month offering period under our Purchase Plan ended on June 30, 2022, and a new 24-month offering period started on July 1, 2022. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods.

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

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	3.1%	*	1.0%
Expected term (in years)	1.3	*	1.6
Dividend yield	0.0%	*	0.0%
Expected volatility	121.0%	*	62.3%

* Not a measurement period since the last two-year offering period started on January 1, 2020, and there was no reset in 2021.

The weighted average fair value of awards under our Purchase Plan at the measurement period during the year ended December 31, 2022 and 2020 was $0.78 per share and $0.87 per share, respectively. As of December 31, 2022, unrecognized stock-based compensation cost related to our Purchase Plan amounted to $0.9 million, which is expected to be recognized over the remaining weighted average period of 0.99 years.

For the years ended December 31, 2022, 2021 and 2020, there were 1,146,851 shares, 932,018 shares and 567,391 shares, respectively, of common stock purchased under the Purchase Plan, at an average price of $1.01 per share, $1.51 per share and $1.54 per share, respectively. As of December 31, 2022, there were 3,437,633 shares reserved for future issuance under the Purchase Plan.

6. INVENTORIES

The following table summarizes inventories, net (in thousands):

	As of December 31,
	2022	2021
Raw materials	$4,555	$5,142
Work in process	2,659	162
Finished goods	1,904	1,312
Total	$9,118	$6,616

As of December 31, 2022, finished goods inventories include inventory quantities acquired from Forma, pursuant to the terms of the license and transition agreement. As of December 31, 2022, we have $0.8 million in advance payments to the manufacturer of our raw materials, which was included within prepaid and other current assets in the balance sheet.

7. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	As of December 31,
	2022	2021
Cash	$6,264	$6,249
Money market funds	4,155	6,842
US treasury bills	5,225	35,366
Government-sponsored enterprise securities	15,796	14,678
Corporate bonds and commercial paper	26,766	61,832
	$58,206	$124,967
Reported as:
Cash and cash equivalents	$24,459	$18,890
Short-term investments	33,747	106,077
	$58,206	$124,967

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
US treasury bills	$5,251	$—	$(26)	$5,225
Government-sponsored enterprise securities	15,882	1	(87)	15,796
Corporate bonds and commercial paper	26,807	—	(41)	26,766
Total	$47,940	$1	$(154)	$47,787

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2021	Cost	Gains	Losses	Fair Value
US treasury bills	$35,416	$—	$(50)	$35,366
Government-sponsored enterprise securities	14,705	—	(27)	14,678
Corporate bonds and commercial paper	61,857	2	(27)	61,832
Total	$111,978	$2	$(104)	$111,876

As of December 31, 2022 and 2021, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 89 days and 96 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our balance sheets as they are available for use in the current operations. As of December 31, 2022, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of December 31, 2022, a total of 36 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses, we have not recognized any credit losses on these securities as of December 31, 2022 and 2021.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

As of December 31, 2022	Fair Value	Unrealized Losses
US treasury bills	$5,225	$(26)
Government-sponsored enterprise securities	14,322	(87)
Corporate bonds and commercial paper	26,766	(41)
Total	$46,313	$(154)

8. FAIR VALUE

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$4,155	$—	$—	$4,155
US treasury bills	—	5,225	—	5,225
Government-sponsored enterprise securities	—	15,796	—	15,796
Corporate bonds and commercial paper	—	26,766	—	26,766
Total	$4,155	$47,787	$—	$51,942

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$6,842	$—	$—	$6,842
US treasury bills	—	35,366	—	35,366
Government-sponsored enterprise securities	—	14,678	—	14,678
Corporate bonds and commercial paper	—	61,832	—	61,832
Total	$6,842	$111,876	$—	$118,718

9. OTHER BALANCE SHEET COMPONENTS

Property and equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2022	2021
Laboratory equipment	$7,435	$12,154
Computer and software	2,048	1,783
Furniture and equipment	2,107	2,107
Fixed assets in progress	74	691
Total property and equipment	11,664	16,735
Less accumulated depreciation and amortization	(10,807)	(14,551)
Property and equipment, net	$857	$2,184

Total depreciation and amortization expense was $0.9 million, $1.2 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, we wrote down certain property and equipment amounting to $0.7 million associated with our leased facility which expired in January 2023, and recognized such amount within selling, general and administrative expense.

Intangible asset

Intangible asset pertain to amortized cost of capitalized milestone payment obligations to Forma, incurred upon and after regulatory approval of an acquired product. See “Note 4 - Sponsored Research and License Agreements and Government Contract” for related discussions. Such costs are being amortized on a straight-line basis over the estimated useful life of approximately 14 years. For the year ended December 31, 2022, we recorded amortization expense of approximately $0.1 million, which was included within cost of sales in the statements of operations.

The following table presents the estimated future amortization expense of intangible asset (in thousands):

For the year ending December 31,
2023	$1,071
2024	1,071
2025	1,071
2026	1,071
2027	1,071
Thereafter	9,594
$14,949

Other accrued liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Accrued commercial expenses	$3,144	$1,949
Accrued other expenses	3,341	2,827
Total other accrued liabilities	$6,485	$4,776

10. DEBT

We have a Credit Agreement with MidCap entered on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment) and July 27, 2022 (Third Amendment). The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1), in May 2020, an additional $10.0 million term funded (Tranche 2), at the Second Amendment, an additional $10.0 million was funded (Tranche 3), and at the Third Amendment, an additional $10.0 million was funded (Tranche 4). As of December 31, 2022, the outstanding principal balance of the loan was $40.0 million, and the facility gives us the ability to access an additional $20.0 million aggregate principal amount of term loan at our option through March 31, 2023 (Tranche 5).

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

Prior to the Third Amendment, the outstanding principal balance of the loan bore interest at an annual rate of one-month LIBOR, or a comparable applicable index rate determined pursuant to the Credit Agreement if the LIBOR is no longer available, plus applicable margin of 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears. Further, the Credit Agreement provided for an interest-only payment period of 24 months from October 1, 2019, followed by 36 months of amortization payments. The interest-only period can be extended to 36 months (first interest-only extension) and again to 48 months (second interest-only extension) upon the satisfaction of certain conditions set forth in the Credit Agreement. In June 2021 and June 2022, we satisfied the first and second interest-only extension conditions, respectively, which effectively extended the interest-only period through October 1, 2023. All unpaid principal and accrued interest are due and payable no later than September 1, 2024. A final payment fee of 2.5% of principal is due on the final payment of the term loan.

Following the Third Amendment, the maturity date for the term loans was extended to September 1, 2026, and the interest-only period was extended to October 1, 2024. Further, the interest rate benchmark was changed from LIBOR to SOFR. The interest rate applicable to the term loans under the amended Credit Agreement is the sum of one-month SOFR, plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%. A final payment fee of 2.5% of principal is due at maturity date of the term loans.

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

The amendment to the Credit Agreement was accounted for as debt modification. As such, fees paid to Midcap of $0.4 million were recorded as additional debt discount and added to the unamortized debt discount that are being amortized as interest expense through maturity using the effective interest rate method. Debt issuance costs are recorded as a direct deduction from the outstanding principal balance of the term loan. As December 31, 2022 and 2021, the unamortized issuance costs and debt discounts amounted to $0.6 million and $0.1 million, respectively. As of December 31, 2022 and 2021, the outstanding balance of the loan, net of unamortized debt discount was classified as long-term liability in the accompanying balance sheet.

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the years ended December 31, 2022, 2021 and 2020 were $3.0 million, $1.7 million and $1.4 million, respectively. Accrued interest of $0.8 million was included within other accrued liabilities in the balance sheet as of December 31, 2022.

The following table presents the future minimum principal payments of the outstanding loan as of December 31, 2022 (in thousands):

For the year ending December 31,
2023	$—
2024	5,000
2025	20,000
2026	15,000
Principal amount (Tranches 1, 2, 3 and 4)	$40,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of December 31, 2022, we were not in violation of any covenants.

11. LEASES

We had a lease agreement with a landlord, Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), to occupy approximately 147,000 square feet of research and office space located in South San Francisco, California, wherein the lease expired in January 2023. We also had a sublease agreement with an unrelated third-party to sublet a portion of the leased facility of approximately 66,000 square feet, wherein the sublease expired in January 2023.

On October 28, 2022, we entered into a sublease agreement with Atara to sublease approximately 13,670 rentable square feet of office space located in South San Francisco, California. Subject to the terms of the sublease agreement, the lease term commenced in November 2022 and shall expire in May 2025. This new leased facility is currently held as our new Headquarters following the expiration of our previous leased facility. In accordance with ASC 842, Leases, at lease measurement date, we recognized the operating lease right-of-use asset and lease liability of approximately $1.3 million. The amount recognized as operating right-of-use lease asset and lease liability represents the present value of the future minimum lease payments over the term of the lease, measured using our incremental borrowing rate.

As of December 31, 2022, we recorded $0.7 million of lease incentives from our previous leased facility and $0.2 million from our sublease with Atara, which we recorded as reductions to the operating lease right-of-use assets. The weighted average remaining term of our leases as of December 31, 2022 was 2.50 years.

The components of our operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Fixed operating lease expense	$5,470	$5,360	$5,360
Variable operating lease expense	818	910	926
Total operating lease expense	$6,288	$6,270	$6,286

Supplemental information related to our operating lease expense was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash payments included in the measurement of operating lease liabilities	$10,485	$10,082	$9,694

Supplemental information related to our operating sublease was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Fixed sublease expense	$4,381	$4,381	$4,381
Variable sublease expense	911	917	962
Sublease income	(5,292)	(5,298)	(5,343)
Net	$—	$—	$—

The following table presents the future minimum lease payments of our operating lease liabilities as of December 31, 2022 (in thousands):

	Operating Lease	Sublease Receipts	Net
For year ending December 31,
2023	$1,534	$(394)	$1,140
2024	739	—	739
2025	301	—	301
Total minimum payments required	$2,574	$(394)	$2,180

12. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2022 and 2021, there were no issued and outstanding shares of preferred stock. Our board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

Common Stock

Our Certificate of Incorporation as amended and restate in May 2018, authorizes us to issue 400,000,000 shares of common stock.

Open Market Sale Agreement

In August 2020, we entered into an Open Market Sale Agreement with Jefferies, as our sole sales agent pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. In April 2021, the registration statement registering the sale of shares under the Open Market Sale Agreement expired. From the time of implementation of the Open Market Sale Agreement through expiration of the registration statement, no sales of shares occurred. On August 3, 2021, we filed a new automatic shelf registration statement as a qualified WKSI, such term as defined in Rule 405 of the Securities Act. The automatic shelf registration statement was filed to register, among other securities, the sale of up to a maximum aggregate offering price of $100.0 million of shares of our common stock that may be issued and sold from time to time under the Open Market Sale Agreement; and a base prospectus which covers the offering, issuance, and sale by us of the securities identified from time to time in one or more offerings. On March 1, 2022, we filed a post-effective amendment to the automatic shelf registration statement immediately after filing our Annual Report on Form 10-K for the year ended December 31, 2021, because we no longer qualified as a WKSI upon filing of such Annual Report. The post-effective amendment was declared effective on May 3, 2022. The post-effective amendment registers, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of December 31, 2022, no shares had been sold under the Open Market Sale Agreement.

13. INCOME TAXES

For the years ended December 31, 2022 and 2020, we did not recognize provision for income taxes due to our pre-tax book losses and a full valuation allowance was recorded against our deferred tax assets. For the year ended December 31, 2021, we recorded provision for income tax of $0.6 million. This provision for income tax was related to the state tax liability primarily due to revenue recognized for the Lilly Agreement. We did not have federal income taxes due to the sufficient NOL carryforwards that were generated prior to the enactment of the Tax Act, as well as significant research and development credit carryforwards. We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$230,373	$229,364
Orphan drug and research and development credits	68,646	66,616
Capitalized research and development credits	15,680	150
Deferred revenue	11,234	16,297
Deferred compensation	9,620	8,819
Other, net	2,494	1,523
Lease liabilities	504	2,564
Deferred tax liabilities
Operating lease right-of-use asset	(461)	(2,335)
Others	(439)	(607)
Total net deferred tax assets	337,651	322,391
Less: valuation allowance	(337,651)	(322,391)
Deferred tax assets, net of allowance	$—	$—

The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory tax rate	(21.0)%	(21.0)%	(21.0)%
State, net of federal benefit	0.0%	2.8%	0.1%
Valuation allowance	20.2%	27.5%	24.4%
Stock compensation	2.5%	5.6%	4.7%
Orphan drug and research and development credits	(2.6)%	(14.0)%	(12.7)%
Other, net	1.0%	2.7%	4.6%
Effective tax rate	0.1%	3.6%	0.1%

In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change NOL carryovers and tax credits to offset future taxable income. Our existing NOL carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our NOL carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2022. We did not experience any significant changes in ownership in the periods presented. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

As of December 31, 2022, we had NOL carryforwards for federal income tax purposes of approximately $976.4 million. Of the federal NOL carryforward, $837.9 million, which expire beginning in the year 2025 and the remaining NOL carryforwards can be carried forward indefinitely, subject to annual limitation of 80% of taxable income. We also had state NOL carryforwards of approximately $379.4 million, which expire beginning in the year 2028.

We have general business credits of approximately $52.4 million, which will expire beginning in 2023, if not utilized, and is consisted of research and development credits and orphan drug credits. We also have state research and development tax credits of approximately $31.3 million, which have no expiration date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, our deferred tax assets have been fully offset by valuation allowance considering our cumulative losses in prior years and forecasted losses in the future. The valuation allowance increased by approximately $15.3 million, $6.6 million and $4.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$9,186	$8,901	$8,358
Increase related to current year tax positions	240	285	543
Balance at the end of the year	$9,426	$9,186	$8,901

During the years ended December 2022, 2021 and 2020, the amount of unrecognized tax benefits increased due to additional research and development and orphan drug credits generated during those years. The reversal of the uncertain tax benefits would not affect our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets.

We are subject to federal income tax and various state taxes. Because of NOL and research credit carryovers, substantially all of our tax years remain open to examination.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We currently have no tax positions that would be subject to interest or penalties.

14. RESTRUCTURING CHARGES

In October 2022, we announced a reduction in our workforce primarily in our development and administration groups. We recorded restructuring charges of $1.3 million in the statements of operations for the year ended December 31, 2022, comprised cash severance, bonus and related employee benefits and taxes of affected employees. As of December 31, 2022, we had approximately $0.5 million outstanding unpaid cash severance, bonus and related employee benefits and taxes included within accrued compensation in the balance sheet, which we expect to be paid out by the first quarter of 2023.

In November 2021, we announced a reduction in our workforce primarily in the research organization. We recorded restructuring charges of $3.5 million in the statements of operations for the year ended December 31, 2021, comprised $2.9 million cash severance, bonus and related employee benefits and taxes of affected employees, $0.4 million of stock-based compensation expense related to option modification and $0.1 million impairment of certain property and equipment which was recorded within depreciation expense14. As of December 31, 2021, we had approximately $2.2 million outstanding unpaid cash severance, bonus and related employee benefits and taxes included within accrued compensation in the balance sheet, which were paid in the first quarter of 2022.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rigel Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2022 and 2021, the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated March 7, 2023 expressed an unqualified opinion thereon.

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
March 7, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions “Election of Directors” and “Management—Executive Officers” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022. Such information, if any, is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

Information regarding our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are being filed as part of this Annual Report on Form 10-K:

1.	Financial Statements—Index to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.	See Exhibit Index at the end of this Annual Report, which is incorporated herein by reference. The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8- K dated June 24, 2003 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated November 3, 2022 and incorporated herein by reference).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 29, 2012 and incorporated herein by reference).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 18, 2018 and incorporated herein by reference).
4.1	Description of Capital Stock (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 27, 2020 and incorporated herein by reference).
4.2	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S-1, filed on September 15, 2000, as amended and incorporated herein by reference).
4.3	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8-K dated June 24, 2003 and incorporated herein by reference).
4.4

Warrant issued to HCP BTC, LLC for the purchase of shares of common stock (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.1+	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended and incorporated herein by reference).
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

10.18

Amendment No. Five to Build-to-Suit Lease between Rigel Pharmaceuticals, Inc. and HCP BTC, LLC, dated July 24, 2017 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 6, 2018 and incorporated herein by reference).

10.19+	Executive Severance Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 1, 2018 and incorporated herein by reference).
10.20+	Executive Severance Plan (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 5, 2020 and incorporated herein by reference).
10.21+	2018 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 2, 2022 and incorporated herein by reference).
10.22+ ˄

Offer Letter from Rigel Pharmaceuticals, Inc. to Dean Schorno, dated May 22, 2018 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 and incorporated herein by reference).

10.23 ˄

Collaboration and License Agreements with Kissei Pharmaceutical Co., Ltd., dated October 29, 2018 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019 and incorporated herein by reference).

10.24 ˄

Supply Agreements with Kissei Pharmaceutical Co., Ltd., dated October 29, 2018 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019 and incorporated herein by reference).

10.25 ˄

Credit and Security Agreement, dated as of September 27, 2019, among Rigel Pharmaceuticals, Inc. MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 5, 2019 and incorporated herein by reference).

10.26 ˄

Exclusive Commercialization License Agreement with Grifols Worldwide Operations Limited, dated January 22, 2019 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 7, 2019 and incorporated herein by reference).

10.27+	2020 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K filed on November 22, 2019 and incorporated herein by reference).
10.28+	2021 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K filed on February 3, 2021 and incorporated herein by reference).
10.29+˄

Offer Letter from Rigel Pharmaceuticals, Inc. to David Santos, dated July 13, 2020 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 5, 2020 and incorporated herein by reference).

10.30 ˄

License and Collaboration Agreement between Rigel and Eli Lilly and Company, dated February 28, 2021 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 5, 2021 and incorporated herein by reference).

10.31+

Non-Employee Director Compensation Policy, as amended (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022 and incorporated herein by reference).

10.32+	2022 Cash Incentive Plan (filed as an exhibit to Rigel’s Current Report on Form 8-K filed on January 28, 2022 and incorporated herein by reference).
10.33 ˄

First Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated March 29, 2021 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022 and incorporated herein by reference).

10.34 ˄

Second Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated February 11, 2022 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022 and incorporated herein by reference).

10.35 ˄

Amendment No. Six to Build-to-Suit Lease between Rigel Pharmaceuticals, Inc. and HCP BTC, LLC, dated March 21, 2022 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 3, 2022 and incorporated herein by reference).

10.36 ˄

License and Transition Services Agreement with Forma Therapeutics, Inc. dated July 27, 2022 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 3, 2022 and incorporated herein by reference).

10.37 ˄

Third Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated July 27, 2022 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 3, 2022 and incorporated herein by reference).

10.38+#	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended.
10.39˄#	Sublease Agreement with Atara Biotherapheutics, Inc., dated October 28, 2022.
10.40+ ˄ #	Offer Letter from Rigel Pharmaceuticals, Inc. to Raymond Furey, dated November 17, 2022.
23.1#	Consent of Independent Registered Public Accounting Firm.
24.1#	Power of Attorney (included on signature page).
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+	Indicates a management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 7, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Raul R. Rodriguez	Chief Executive Officer and Director	March 7, 2023
Raul R. Rodriguez	(Principal Executive Officer)

/s/ Dean L. Schorno	Chief Financial Officer	March 7, 2023
Dean L. Schorno	(Principal Financial Officer)

/s/ Gregg Lapointe	Chairman of the Board	March 7, 2023
Gregg Lapointe

/s/ Kamil Ali-Jackson	Director	March 7, 2023
Kamil Ali-Jackson

/s/ Alison L. Hannah	Director	March 7, 2023
Alison L. Hannah

/s/ Brian L. Kotzin	Director	March 7, 2023
Brian L. Kotzin

/s/ Gary A. Lyons	Director	March 7, 2023
Gary A. Lyons

/s/ Walter H. Moos	Director	March 7, 2023
Walter H. Moos

/s/ Jane Wasman	Director	March 7, 2023
Jane Wasman