Form 10-Q
period 2023-03-31
RIGEL PHARMACEUTICALS INC
filed 2023-05-02
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

Commission File Number 0-29889

Rigel Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3248524
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

611 Gateway Boulevard, Suite 900,
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

As of April 27, 2023, there were 173,666,805 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of
	March 31, 2023	December 31, 2022 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,285	$24,459
Short-term investments	18,377	33,747
Accounts receivable, net	29,366	40,320
Inventories	11,077	9,118
Prepaid and other current assets	7,867	8,259
Total current assets	106,972	115,903
Property and equipment, net	294	857
Intangible asset, net	14,681	14,949
Operating lease right-of-use assets	1,123	1,930
Other assets	542	640
Total assets	$123,612	$134,279
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,295	$22,508
Accrued compensation	5,661	8,866
Accrued research and development	6,940	7,708
Revenue reserves and refund liability	14,088	12,145
Other accrued liabilities	5,096	6,485
Lease liabilities, current portion	449	1,133
Deferred revenue	1,369	1,369
Other long-term liabilities, current portion	5,620	4,997
Total current liabilities	45,518	65,211
Long-term portion of lease liabilities	802	972
Loans payable, net of discount	59,484	39,448
Other long-term liabilities	42,065	42,264
Total liabilities	147,869	147,895

Commitments

Stockholders’ deficit:
Preferred stock	—	—
Common stock	174	174
Additional paid-in capital	1,371,591	1,368,822
Accumulated other comprehensive loss	(27)	(153)
Accumulated deficit	(1,395,995)	(1,382,459)
Total stockholders’ deficit	(24,257)	(13,616)
Total liabilities and stockholders’ deficit	$123,612	$134,279
(1)	The balance sheet as of December 31, 2022 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 7, 2023.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product sales, net	$23,745	$16,197
Contract revenues from collaborations	2,325	538
Total revenues	26,070	16,735

Costs and expenses:
Cost of product sales	977	121
Research and development	10,089	15,474
Selling, general and administrative	27,729	27,401
Total costs and expenses	38,795	42,996

Loss from operations	(12,725)	(26,261)
Interest income	393	21
Interest expense	(1,204)	(1,205)
Net loss	$(13,536)	$(27,445)

Net loss per share, basic and diluted	$(0.08)	$(0.16)

Weighted average shares used in computing net loss per share, basic and diluted	173,568	171,774

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(13,536)	$(27,445)
Other comprehensive gain (loss):
Net unrealized gain (loss) on short-term investments	126	(314)
Comprehensive loss	$(13,410)	$(27,759)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 1, 2023	173,398,645	$174	$1,368,822	$(153)	$(1,382,459)	$(13,616)
Net loss	—	—	—	—	(13,536)	(13,536)
Net change in unrealized gain on short-term investments	—	—	—	126	—	126
Issuance of common stock upon exercise of options	952	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units (RSUs)	266,256	—	—	—	—	—
Stock-based compensation expense	—	—	2,768	—	—	2,768
Balance as of March 31, 2023	173,665,853	174	$1,371,591	$(27)	$(1,395,995)	$(24,257)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	171,602,226	$172	$1,354,190	$(102)	$(1,323,886)	$30,374
Net loss	—	—	—	—	(27,445)	(27,445)
Net unrealized loss on short-term investments	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of options	420,521	—	940	—	—	940
Issuance of common stock upon vesting of RSUs	22,500	—	—	—	—	—
Stock-based compensation expense	—	—	3,243	—	—	3,243
Balance as of March 31, 2022	172,045,247	$172	$1,358,373	$(416)	$(1,351,331)	$6,798

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(13,536)	(27,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,758	3,207
Loss on sale and disposal of fixed assets	347	—
Depreciation and amortization	357	237
Non-cash interest expense	—	682
Net amortization and accretion of discount on short-term investments and term loan	(68)	28
Changes in assets and liabilities:
Accounts receivable, net	10,954	232
Inventories	(1,949)	(112)
Prepaid and other current assets	392	(2,003)
Other assets	98	510
Right-of-use assets	807	2,171
Accounts payable	(1,213)	850
Accrued compensation	(3,205)	(4,062)
Accrued research and development	(768)	(892)
Revenue reserves and refund liability	1,943	1,540
Other accrued liabilities	(1,389)	2,274
Lease liability	(854)	(2,355)
Deferred revenue	—	(499)
Other current and long-term liabilities	1,252	—
Net cash used in operating activities	(4,074)	(25,637)
Investing activities
Purchases of short-term investments	—	(6,997)
Maturities of short-term investments	15,650	29,850
Purchases of intangible asset	(15,000)	—
Proceeds from sale of property and equipment	127	—
Purchases of property and equipment	—	(224)
Net cash provided by investing activities	777	22,629
Financing activities
Cost share payments to a collaboration partner	(828)	(2,118)
Net proceeds from issuances of common stock upon exercise of options	1	940
Net proceeds from term loan financing	19,950	9,975
Net cash provided by financing activities	19,123	8,797
Net increase in cash and cash equivalents	15,826	5,789
Cash and cash equivalents at beginning of period	24,459	18,890
Cash and cash equivalents at end of period	$40,285	$24,679
Supplemental disclosure of cash flow information
Interest paid	$1,011	$393

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

Our first product approved by the US Food and Drug Administration (FDA) is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only approved oral spleen tyrosine kinase (SYK) inhibitor, for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the United Kingdom (UK) (as TAVLESSE), and in Canada, Israel and Japan (as TAVALISSE) for the treatment of chronic ITP in adult patients.

Our second FDA approved product is REZLIDHIA® (olutasidenib) capsules for the treatment of adult patients with relapsed or refractory (R/R) acute myeloid leukemia (AML) with a susceptible isocitrate dehydrogenase-1 (IDH1) mutation as detected by an FDA-approved test. We began our commercialization of REZLIDHIA in December 2022. We in-licensed olutasidenib from Forma Therapeutics, Inc. (Forma), with exclusive, worldwide rights for its development, manufacturing and commercialization.

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

Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all the information and notes required by US GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet as of December 31, 2022 has been derived from audited financial statements at that date but does not include all disclosures required by US GAAP for complete financial statements. Because certain disclosures required by US GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023.

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

Significant Accounting Policies

Our significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these accounting policies.

Liquidity

As of March 31, 2023, we had approximately $58.7 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing, contract payments under our collaboration agreements and from product sales.

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

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period and the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include stock options, RSUs and shares issuable under our Employee Stock Purchase Plan (Purchase Plan). The dilutive effect of these potentially dilutive securities is reflected in diluted earnings per share using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	35,909	32,639
RSUs	1,988	1,206
Purchase Plan	345	312
Total	38,242	34,157

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Product sales:
Gross product sales	$33,198	$22,618
Discounts and allowances	(9,453)	(6,421)
Total product sales, net	23,745	16,197
Revenues from collaborations:
License revenues	—	208
Royalty, delivery of drug supplies and others	2,325	330
Total revenues from collaborations	2,325	538
Government contract	—	—
Total revenues	$26,070	$16,735

Revenue from product sales are related to sales of our commercial products, TAVALISSE and REZLIDHIA, to our specialty distributors. For detailed discussions of our revenues from collaboration and government contract, see “Note 4 – Sponsored Research and License Agreements and Government Contract”.

Our net product sales include gross product sales, net of chargebacks, discounts and fees, government and other rebates and returns. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within revenue reserves and refund liability, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2023	$6,213	$2,636	$3,296	$12,145
Provision related to current period sales	7,231	1,795	197	9,223
Credit or payments made during the period	(5,777)	(1,422)	(81)	(7,280)
Balance as of March 31, 2023	$7,667	$3,009	$3,412	$14,088

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2022	$3,404	$2,494	$2,017	$7,915
Provision related to current period sales	4,345	1,397	378	6,120
Credit or payments made during the period	(3,322)	(1,227)	(31)	(4,580)
Balance as of March 31, 2022	$4,427	$2,664	$2,364	$9,455

Of the $9.5 million discounts and allowances from gross product sales for the three months ended March 31, 2023, $9.2 million was accounted for as additions to revenue reserves and refund liability and $0.3 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the condensed balance sheet.

Of the $6.4 million discounts and allowances from gross product sales for the three months ended March 31, 2022, $6.1 million was accounted for as additions to revenue reserves and refund liability and $0.3 million as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fess that were prepaid) in the condensed balance sheet.

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended March 31,
	2023	2022
McKesson Specialty Care Distribution Corporation	45%	38%
Cardinal Healthcare	24%	28%
ASD Healthcare and Oncology Supply	22%	31%

4.	Sponsored Research and License Agreements and Government Contract

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of March 31, 2023, we are a party to collaboration agreements with Lilly to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications, including chronic ITP and autoimmune hemolytic anemia (AIHA), in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States); with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Kissei territory which includes Japan, China, Taiwan and the Republic of Korea; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Medison territory which includes Canada and Israel; and with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean (Knight territory).

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio for the development and commercialization of AXL receptor tyrosine kinase (AXL) inhibitors in oncology, and with Daiichi to pursue research related to murine double minute 2 (MDM2) inhibitors, a novel class of drug targets called ligases.

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of March 31, 2023, total future contingent payments to us under all of above existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. Of this amount, $279.5 million relates to the achievement of development events, $263.1 million relates to the achievement of regulatory events and $796.0 million relates to the achievement of certain commercial events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Global Exclusive License Agreement with Lilly

We have a global exclusive license agreement and strategic collaboration with Lilly (Lilly Agreement) entered in February 2021, which became effective on March 27, 2021, upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, to develop and commercialize R552 for the treatment of non-CNS diseases. In addition, the collaboration is aimed at developing additional RIPK1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the license agreement, we granted to Lilly exclusive rights to develop and commercialize R552 and related RIPK1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

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

Under the terms of the Lilly Agreement, we were entitled to receive a non-refundable and non-creditable upfront cash payment amounting to $125.0 million, which we received in April 2021. We are also entitled to additional milestone payments for non-CNS disease products consisting of up to $330.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones, and up to $100.0 million in sales milestone payments on a product-by-product basis. In addition, depending on the extent of our co-funding of R552 development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We are also eligible to receive milestone payments for CNS disease products consisting of up to $255.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones, and up to $150.0 million in sales milestone payments on a product-by-product basis. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

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

Under the Lilly Agreement, we are required to share 20% of the development costs for R552 in the US, Europe and Japan up to a specified cap. Given our rights to opt-out from the development of R552, we believe at the minimum, we have a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense is accreted on such liability over the expected commitment period, adjusted for timing of expected cost share payments. No interest was accreted during the three months ended March 31, 2023 and $0.7 million of interest was accreted during the three months ended March 31, 2022. Through March 31, 2023, Lilly billed us $15.9 million for our share of development costs under this agreement, and the amount was fully paid as of March 31, 2023. As of March 31, 2023 and December 31, 2022, the outstanding financing liability to Lilly was $45.4 million and $46.2 million, respectively, and included within other long-term liabilities, current portion, and other long-term liabilities in the condensed balance sheet.

We allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. We concluded that the license rights over the non-CNS penetrant IP represents functional IP that is not expected to change over time, and we have no ongoing or undelivered obligations relative to such IP that Lilly will benefit from the use of such IP on the delivery date. As such, the transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue during the first quarter of 2021 upon delivery of the non-CNS penetrant IP to Lilly in March 2021. For the delivery of license rights over the CNS penetrant IP, we were obligated to perform additional research and development efforts before Lilly can accept the license. The allocated transaction price to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly using the input method. In June 2022, Lilly provided notice of continuance pursuant to the terms of the Lilly Agreement, whereby

Lilly elected its option to lead the identification and selection of CNS penetrant lead candidate. As such, we recognized the remaining outstanding deferred revenue related to delivery of the CNS penetrant IP in the second quarter of 2022. For the three months ended March 31, 2022, we recognized $0.2 million of revenue associated with the delivery of CNS penetrant IP. No such revenue was recognized in the three months ended March 31, 2023.

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

Grifols License Agreement

We have an exclusive commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, including chronic ITP and AIHA, and non-exclusive rights to develop fostamatinib in Grifols territory. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. The agreement also required us to continue to conduct our long-term open-label extension study on patients with ITP through European Medicines Agency (EMA) approval of ITP in Europe or until the study ends as well as conduct the Phase 3 trial of fostamatinib in AIHA.

In January 2020, the European Commission (EC) granted a centralized Marketing Authorization (MA) for fostamatinib valid throughout the European Union (EU) and in the UK after the departure of the UK from the EU for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, in February 2020, we received $20.0 million non-refundable payment, composed of a $17.5 million payment due upon Marketing Authorization Application (MAA) approval by the EMA of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. The above milestone payment was allocated to the distinct performance obligations in the collaboration agreement with Grifols.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 study in AIHA. We allocated the transaction price to the distinct performance obligations in our collaboration agreement based on our best estimate of the relative standalone selling price, and recognized the corresponding revenue in the periods we satisfied the performance obligations. During the three months ended March 31, 2023 and 2022, no revenue and $0.3 million of revenue, respectively, was recognized associated with the remaining performance obligation to perform research services.

The remaining variable consideration related to future regulatory and commercial milestones were fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. We are recognizing revenues related to the research and regulatory services throughout the term of the respective clinical programs using the input method. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We entered into a Commercial Supply Agreement with Grifols in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols order from us pursuant to and in accordance with the agreement. Prior to the Commercial Supply Agreement, we had a Drug Product Purchase Agreement with Grifols entered in December 2019. For the three months ended March 31, 2023, we recognized revenue of $1.6 million related to delivery of drug supply to Grifols for its commercialization. No such revenue was recognized during the three months ended March 31, 2022.

We began recognizing royalty revenue from Grifols beginning in the third quarter of 2022. For the three months ended March 31, 2023, we recognized $0.7 million of royalty revenue from Grifols, and such amount was included within contract revenues from collaboration. No such revenue was recognized for the three months ended March 31, 2022.

Kissei License Agreement

We have an exclusive license and supply agreement with Kissei entered in October 2018, to develop and commercialize fostamatinib in all current and potential indications in Kissei’s territory. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. We received an upfront cash payment of $33.0 million, with the potential for up to an additional $147.0 million in development, regulatory and commercial milestone payments, and will receive mid- to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights to fostamatinib in Kissei’s territory and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement.

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) supply of fostamatinib for clinical use and (c) material right associated with discounted fostamatinib that is supplied for use other than clinical or commercial. In addition, we will provide commercial product supply if the product is approved in the licensed territory. We concluded that each of these performance obligations is distinct. We determined that the upfront fee of $33.0 million represented the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price and recognized the corresponding revenue in the period we satisfied the performance obligations. As of March 31, 2023 and December 31, 2022, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million.

In April 2022, Kissei announced that an NDA was submitted to Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) for fostamatinib in chronic ITP. With this milestone event, we received $5.0 million non-refundable and non-creditable payment from Kissei pursuant to the terms of our collaboration agreement, and such amount was recognized as revenue in the second quarter of 2022. In December 2022, Kissei announced that Japan’s PMDA approved the NDA for fostamatinib in chronic ITP. With this milestone event, we were entitled to receive $20.0 million non-refundable and non-creditable payment from Kissei pursuant to the terms of our collaboration agreement, which we recognized as revenue in the fourth quarter of 2022. The amount was subsequently collected in January 2023.

The remaining variable consideration related to future development and regulatory milestones was fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based milestones and tiered, escalated net sales-based payments for the supply of fostamatinib, we determined that the license is the predominant item to which the sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the allocated costs for the tiered, escalated net sales-based payments has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Medison Commercial and License Agreements

We have two exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory, pursuant to which, we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for this agreement under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believed that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such, this arrangement was accounted for as a financing arrangement. Interest expense was accreted on such liability over the expected buyback period. We also billed Medison for the delivery of fostamatinib supplies for clinical use which we previously deferred and included within the outstanding financing liability considering the buy-back provision.

The decision to exercise the buyback option is dependent of many factors including management’s cost and benefit assessments and the success of obtaining regulatory approval for the treatment of AIHA in Canada. In June 2022, we reported the top-line results from our Phase 3 trial of fostamatinib in wAIHA which showed that the trial did not demonstrate statistical significance in the primary efficacy endpoint in the overall study population. We also announced in early October 2022 that we will not file an sNDA for wAIHA indication considering the top-line data results and the guidance received from the FDA. With these developments, we assessed our options path forward, including our buyback option right with regards to the Medison license agreement. Based on management’s assessment, the likelihood of exercising the buy-back option right was remote. As such, during the fourth quarter of 2022, we relieved the outstanding financing liability to Medison amounting to $5.7 million and recognized such amount as collaboration revenue in accordance with ASC 606. There was no outstanding financing liability to Medison as of March 31, 2023 and December 31, 2022.

Knight Commercial License and Supply Agreement

We have a commercial license and supply agreements with Knight entered in May 2022 for the commercialization of fostamatinib for approved indications in Knight territory. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We accounted for this agreement under ASC 606 and identified that the upfront payment was a consideration for granting Knight the license to commercialize fostamatinib for approved indication in the Knight territory, and no further material deliverables associated to such upfront payment. As such, we recognized the upfront payment as revenue during the second quarter of 2022. Variable consideration related to future regulatory milestones was fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under agreement.

Government Contract - US Department of Defense’s JPEO-CBRND

In January 2021, we were awarded up to $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. The amount of award we will receive from the US Department of Defense is subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. We record government contract revenue in the statement of operations in the period when it is probable that we will receive the award, which is when we comply with the conditions associated with the award and obtain approval from the US Department of Defense that such conditions have been met. No revenue was recognized during the three months ended March 31, 2023 and 2022. Through March 31, 2023, we received $15.0 million of the awards which we recognized as revenue in the respective periods, with remaining $1.5 million awards available, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

License and Transition Services Agreement with Forma

We have a license and transition services agreement with Forma entered in July 2022, for an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mutated IDH1 (mIDH1), for any uses worldwide, including for the treatment of AML and other malignancies. Forma became a wholly owned subsidiary of Novo Nordisk A/S following the closing of the acquisition of Forma in October 2022. Pursuant to the terms of the license and transition services agreement, we paid Forma an upfront fee of $2.0 million, with the potential to pay up to $67.5 million of additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million of additional payments upon achievement of certain commercial milestones. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portion of our sublicensing revenue, subject to certain standard reductions and offsets.

The transaction was accounted for as an acquisition of asset under ASC 730, Research and Development. In accordance with the guidance, in a transaction accounted for as an asset acquisition, any acquired IPR&D that does not have alternative future use is charged to expense at the acquisition date. At the acquisition date, the acquired license asset was accounted for as IPR&D, and we do not anticipate any economic benefit to be derived from such acquired licensed asset other than the primary indications. As such, we accounted for the upfront fee of $2.0 million paid to Forma as IPR&D and recorded such cost within research and development expenses in the condensed statements of operations in the third quarter of 2022.

Under the accounting guidance, we account for contingent cash payments when it is probable that a liability has been incurred and the amount can be reasonably estimated. We account for milestone payment obligations incurred at development stage and prior to a regulatory approval of an indication associated with the acquired licensed asset as research and development expenses when the event requiring payment of the milestone occurs. Milestone payment obligations incurred upon and after a regulatory approval of an indication associated with the acquired licensed asset, and at the commercial stage, are recorded as intangible asset when the event requiring payment of the milestones occurs. The amount recorded as intangible asset is amortized over the estimated useful life of the acquired licensed asset. Royalty payments related to the acquired licensed asset is recorded as cost of sales when incurred. During the fourth quarter of 2022 prior to the approval of FDA on December 1, 2022, a near-term regulatory milestone was met which entitled Forma to receive a $2.5 million milestone payment. Since such milestone payment obligation was incurred prior to a regulatory approval of an indication associated with the acquired licensed asset, we recorded such amount as research and development expense in the fourth quarter of 2022. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with susceptible IDH1 mutations as detected by an FDA-approved test. Following the FDA approval, we launched REZLIDHIA and made first shipments of the product to our customers in December 2022. With this FDA approval and first commercial sale of the product, Forma were entitled to receive a total of $15.0 million milestone payments. Since such milestone payment obligations were incurred upon and after regulatory approval of the product, we recorded such amount as intangible asset on our condensed balance sheet in the fourth quarter of 2022. The $15.0 million milestone payment obligation was outstanding as of December 31, 2022 and included within accounts payable in our condensed balance sheet. Such amount was paid in the first quarter of 2023.

During the three months ended March 31, 2023, we recognized $0.3 million of amortization of intangible asset and $0.2 million of royalty expense related to Forma as discussed above. Such costs were included within cost of sales in our condensed statements of operations. No such expenses were recognized during the three months ended March 31, 2022.

5.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative	$1,735	$2,739
Research and development	1,023	468
Total stock-based compensation expense	$2,758	$3,207

Stock-based compensation expense included within research and development in the three months ended March 31, 2023 include an incremental charge of approximately $0.5 million from stock option modifications related to the acceleration of vesting and extension of exercise period of vested stock option grants made to a former officer whose employment ended in March 2023. Stock-based compensation expense included within selling, general and administrative in the three months ended March 31, 2022 include an incremental charge of approximately $0.8 million from stock option modifications to extend the exercise period of the stock option grants made to our two former Board of Directors whose terms expired in May 2022.

During the three months ended March 31, 2023, we granted stock options to purchase 2,620,000 shares of common stock with weighted-average grant-date fair value of $1.42 per share, and 952 stock options were exercised. As of March 31, 2023, there were 35,909,499 stock options outstanding, of which, 2,870,000 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were not considered probable as of March 31, 2023. Accordingly, none of the $5.3 million grant date fair value for these awards has been recognized as stock-based compensation expense as of March 31, 2023.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our Equity Incentive Plans (2018 Equity Incentive Plan and Inducement Plan) for the periods presented:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.7%	1.7%
Expected term (in years)	7.0	6.4
Dividend yield	0.0%	0.0%
Expected volatility	82.8%	70.0%

During the three months ended March 31, 2023, we granted 1,207,600 RSUs with a grant-date weighted-average fair value of $1.87 per share, and 266,256 RSUs were released. The RSUs granted generally vest over 4 years. As of March 31, 2023, there were 1,988,498 RSUs outstanding.

As of March 31, 2023, there was approximately $16.5 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 2.65 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones was considered as probable, and RSUs.

As of March 31, 2023, there were 7,646,459 shares of common stock available for future grant under our Equity Incentive Plans.

Employee Stock Purchase Plan

Our Purchase Plan provides for a 24-month offering period comprises four six-month purchase periods with a look-back option. A look-back option is a provision in our Purchase Plan under which eligible employees can purchase shares of our common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. Our Purchase Plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a “reset.” Participants are automatically enrolled in the new offering period.

Our previous twenty-four-month offering period under our Purchase Plan ended on June 30, 2022, and a new twenty-four-month offering period started on July 1, 2022. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of March 31, 2023, unrecognized stock-based compensation cost related to our Purchase Plan amounted to $0.7 million, which is expected to be recognized over the remaining weighted average period of 0.74 years.

As of March 31, 2023, there were 3,437,633 shares reserved for future issuance under the Purchase Plan.

6.	Inventories

Inventories for the periods presented consist of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Raw materials	$6,910	$4,555
Work in process	2,048	2,659
Finished goods	2,119	1,904
Total	$11,077	$9,118

Inventories as of March 31, 2023 and December 31, 2022 include inventories acquired from Forma pursuant to the license and transition agreement. As of March 31, 2023 and December 31, 2022, we have $0.7 million and $0.8 million, respectively, in advance payments to the manufacturer of our raw materials, which was included within prepaid and other current assets in the condensed balance sheet.

7.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments for the periods presented consist of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Cash	$3,120	$6,264
Money market funds	17,174	4,155
US treasury bills	—	5,225
Government-sponsored enterprise securities	25,442	15,796
Corporate bonds and commercial paper	12,926	26,766
	$58,662	$58,206
Reported as:
Cash and cash equivalents	$40,285	$24,459
Short-term investments	18,377	33,747
	$58,662	$58,206

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2023	Cost	Gains	Losses	Fair Value
Government-sponsored enterprise securities	$25,456	$5	$(19)	$25,442
Corporate bonds and commercial paper	12,939	—	(13)	12,926
Total	$38,395	$5	$(32)	$38,368

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
US treasury bills	$5,251	$—	$(26)	$5,225
Government-sponsored enterprise securities	15,882	1	(87)	15,796
Corporate bonds and commercial paper	26,807	—	(41)	26,766
Total	$47,940	$1	$(154)	$47,787

We maintain a depository relationship with Silicon Valley Bank (SVB). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. On March 27, 2023, First Citizens BancShares, Inc. (FCB) announced that it entered into an agreement with FDIC to purchase all of the asset and liabilities of SVB. Customers of SVB automatically become customers of FCB following the acquisition. To date and as of March 31, 2023, the amount of our cash held on deposit with SVB/FCB was not material with respect our total cash, cash equivalents and short-term investments. All of our cash deposits with SVB/FCB are accessible to us, and we do not anticipate any losses with respect to such funds.

As of March 31, 2023 and December 31, 2022, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 58 days and 89 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of March 31, 2023, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of March 31, 2023, a total of 16 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses, we have not recognized any credit losses on these securities as of March 31, 2023 and December 31, 2022.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

As of March 31, 2023	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$9,942	$(19)
Corporate bonds and commercial paper	7,929	(13)
Total	$17,871	$(32)

8.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$17,174	$—	$—	$17,174
Government-sponsored enterprise securities	—	25,442	—	25,442
Corporate bonds and commercial paper	—	12,926	—	12,926
Total	$17,174	$38,368	$—	$55,542

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$4,155	$—	$—	$4,155
US treasury bills	—	5,225	—	5,225
Government-sponsored enterprise securities	—	15,796	—	15,796
Corporate bonds and commercial paper	—	26,766	—	26,766
Total	$4,155	$47,787	$—	$51,942

9.Debt

We have a Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment) and July 27, 2022 (Third Amendment). The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1), in May 2020, an additional $10.0 million was funded (Tranche 2), at the Second Amendment, an additional $10.0 million was funded (Tranche 3), at the Third Amendment, an additional $10.0 million was funded (Tranche 4), and on March 28, 2023, an additional $20.0 million was funded (Tranche 5). As of March 31, 2023, the outstanding principal balance of the loan was $60.0 million, and no remaining funds are available for draw under the term loan credit facility.

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

Following the Third Amendment, the maturity date for the term loans is on September 1, 2026, and the interest-only period is through October 1, 2024. The interest rate applicable to the term loans under the amended Credit Agreement is the sum of one-month Secured Overnight Financing Rate (SOFR), plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%. A final payment fee of 2.5% of principal is due at maturity date of the term loans. Prior to the Third Amendment, the outstanding principal balance of the loan bore interest at an annual rate of one-month London Interbank Offered Rate (LIBOR), or a comparable applicable index rate, plus applicable margin of 5.65%, subject to a LIBOR floor of 1.50% and is payable monthly in arrears.

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

Debt issuance costs are recorded as a direct deduction from the outstanding principal balance of the term loan. As of March 31, 2023 and December 31, 2022, the unamortized issuance costs and debt discounts amounted to $0.5 million and $0.6 million, respectively.

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended March 31, 2023 and 2022 was $1.2 million and $0.5 million, respectively. Accrued interest of $0.9 million was included within other accrued liabilities in the condensed balance sheet as of March 31, 2023.

The following table presents the future minimum principal payments of the outstanding loan as of March 31, 2023 (in thousands):

Remainder of 2023	$—
2024	7,500
2025	30,000
2026	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$60,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of March 31, 2023, we were not in violation of any covenants.

10.Leases

We have a sublease agreement with Atara Biotherapeutics, Inc. (Atara) entered in October 2022 to sublease an office space located in South San Francisco, California. Subject to the terms of the sublease agreement, the lease term commenced in November 2022 and shall expire in May 2025. This leased facility is currently held as our new headquarters following the expiration of our previously leased facility in January 2023. At lease measurement date in the fourth quarter of 2022, we recognized the operating lease right-of-use asset and lease liability of approximately $1.3 million. As of March 31, 2023, we recorded $0.2 million of lease incentives from our sublease with Atara, which we recorded as a reduction to operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred. The weighted average remaining term of our leases as of March 31, 2023 was 2.17 years.

We had a lease agreement with Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), to occupy research and office space located in South San Francisco, California and a sublease agreement with an unrelated third-party to sublet a portion of the leased facility. Both leases expired in January 2023.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed operating lease expense	$612	$1,340
Variable operating lease expense	72	266
Total operating lease expense	$684	$1,606

Supplemental information related to our operating lease were as follow (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash payments included in the measurement of operating lease liabilities	$996	$2,596

Supplemental information related to our operating sublease was as follow (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed sublease expense	$365	$1,095
Variable sublease expense	77	244
Sublease income	(442)	(1,339)
Net	$—	$—

The following table presents the future lease payments as of March 31, 2023 (in thousands):

Remainder of 2023	$539
2024	739
2025	301
Total minimum payments required	$1,579

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023. Our financial results for the three months ended March 31, 2023 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our expectations regarding the impact of the global COVID-19 pandemic; our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of our products in the US and outside the US; risks that the FDA, EMA or other regulatory authorities may make adverse decisions regarding our products; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel therapies that significantly improve the lives of patients with hematologic disorders and cancer. Our pioneering research focuses on signaling pathways that are critical to disease mechanisms.

Our first product approved by the FDA is TAVALISSE (fostamatinib disodium hexahydrate) tablets, the only approved oral SYK inhibitor, for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and UK (as TAVLESSE), and in Canada, Israel and Japan (as TAVALISSE) for the treatment of chronic ITP in adult patients.

Our second FDA approved product is REZLIDHIA (olutasidenib) capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We began our commercialization of REZLIDHIA in December 2022. We in-licensed olutasidenib from Forma with exclusive, worldwide rights for its development, manufacturing and commercialization.

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

Business Updates

TAVALISSE IN ITP

For the three months ended March 31, 2023, net product sales of TAVALISSE were $22.3 million, a 38% increase compared to the same period in 2022. The increase in our net product sales was primarily driven by the increase in quantities sold as well as the increase in price per bottle of TAVALISSE. These increases were partially offset by the increase in revenue reserves mainly due to higher government and private party rebates. Our first quarter net sales are typically impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

REZLIDHIA in R/R AML with mIDHI

For the three months ended March 31, 2023, we recognized $1.5 million of net product sales of REZLIDHIA. We began the commercialization of REZLIDHIA in December 2022 following the FDA approval. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test.

We in-licensed olutasidenib from Forma with exclusive, worldwide rights for its development, manufacturing and commercialization. Pursuant to the license and transition services agreement with Forma entered in July 2022, Forma provided us an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. In accordance with the terms of the license and transition services agreement, we paid Forma an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portions of our sublicensing revenue, subject to certain standard reductions and offsets. During the year ended December 31, 2022, certain milestones were met which entitled Forma to receive a $17.5 million milestone payments. No new milestone was met during the three months ended March 31, 2023. For further discussions of the license and transition services agreement with Forma, see “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

R289, an Oral IRAK1/4 Inhibitor for Hematology-Oncology, Autoimmune, and Inflammatory Diseases

We continue to advance the development of our IRAK1/4 program, completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive safety results in 2021. In January 2022, we received clearance from the FDA on our clinical trial design to explore R289 in low-risk myelodysplastic syndrome (MDS). The open-label, Phase 1b trial will determine the tolerability and preliminary efficacy of R289 in patients with low-risk MDS who are refractory or resistant to prior therapies. In December 2022, we announced that we dosed the first patient in our Phase 1b trial of R289. The Phase 1b trial of R289 is expected to enroll approximately 22 patients. The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial, along with the safety and pharmacokinetic/pharmacodynamic data from the completed first-in-human study in heathy volunteers, are intended to be used to determine the recommended Phase 2 dose for future clinical development of R289 targeting lower-risk MDS. To date, we completed enrollment of the first cohort of the trial and enrollment of the second cohort is underway.

Global Strategic Partnership with Lilly

Lilly is continuing to advance R552, with an initial Phase 2a trial in active rheumatoid arthritis. This initial Phase 2a trial in approximately 100 patients with moderately to severely active rheumatoid arthritis is anticipated to begin in the second quarter of 2023 and will involve global recruitment. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in Tumor Necrosis Factor signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-

penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and Amyotrophic Lateral Sclerosis. The Phase 2a trial analysis is expected by the end of 2024.

Under the Lilly Agreement, we are responsible for 20% of the development costs for R552 in the US, Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. We have the right to opt-out of co-funding the R552 development activities in the US, Europe and Japan at two different specified times. If we exercise our first opt-out right (no later than September 30, 2023), we are required to fund our share of the R552 development activities in the US, Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024. Through March 31, 2023, Lilly billed us $15.9 million of the funding development costs and the amounts were fully paid as of March 31, 2023. Under the Lilly Agreement, we were responsible for performing and funding initial discovery and identification of CNS disease development candidates, and following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates. In June 2022, Lilly provided notice of continuance pursuant to the terms of the Lilly Agreement, whereby Lilly elected its option to lead the identification and selection of CNS penetrant lead candidate.

Fostamatinib in Hospitalized COVID-19 patients

In November 2022, we announced the top-line results from the FOCUS Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors with 280 patients. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. The trial approached but did not meet statistical significance (p=0.0603) in the primary efficacy endpoint of the number of days on oxygen through Day 29. All prespecified secondary endpoints in the study numerically favored fostamatinib over placebo, including mortality, time to sustained recovery, change in ordinal scale assessment, and number of days in the ICU. We are evaluating the opportunity and discussing next steps with the FDA and in collaboration with our partner, the US Department of Defense.

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

Update on Current and Potential Future Impact of COVID-19 on our Business

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business and operations. The degree to which the COVID-19 pandemic may affect our business and operations and financial condition in the future will depend on developments that are highly uncertain and beyond our knowledge or control. As such, we cannot ascertain the full extent of the future impacts it may have on our business. We continue to monitor the effects of the COVID-19 pandemic and continues to undertake safety measures to keep our staff, patients, investigators and stockholders safe.

See also “Part I, Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q for additional information on risks and uncertainties related to the ongoing COVID-19 pandemic.

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

TAVALISSE was approved by the FDA in April 2018 for the treatment of ITP in adult patients who have had an insufficient response to a previous treatment, and successfully launched in the US in May 2018. The FDA granted orphan drug designation for fostamatinib for the treatment of ITP in August 2015.

In January 2020, the EC granted our MAA in Europe for fostamatinib (TAVLESSE) for the treatment of chronic ITP in adult patients who are refractory to other treatments. In December 2022, Japan’s PMDA approved the NDA for fostamatinib in chronic ITP.

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

Other products in the US that are approved by the FDA to increase platelet production through binding to TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis International AG (Novartis)), Nplate® (Amgen, Inc.) and DOPTELET® (Swedish Orphan Biovitrum AB). In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic version of TAVALISSE that is the subject of an Abbreviated New Drug Application (ANDA) submitted to the FDA by Annora Pharma Private Limited (Annora), which, if approved and allowed to enter the market, it could result in significant decreases in the revenue derived from sale of TAVALISSE and thereby materially harm our business and financial condition.

Commercial activities, including sales and marketing

Our marketing and sales efforts are focused on hematologists and hematologist-oncologists in the US who manage chronic adult ITP patients. We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes our products in the US using customary pharmaceutical company practices, and we concentrate our efforts on hematologists and hematologist-oncologists. Our products are sold initially through third-party wholesale distribution and specialty pharmacy channels and group purchasing organizations before being ultimately prescribed to patients. To facilitate our commercial activities in the US, we also enter into arrangements with various third parties, including advertising agencies, market research firms and other sales-support-related services as needed. We believe that our commercial team and distribution practices are adequate to ensure that our marketing efforts reach relevant customers and deliver our products to patients in a timely and compliant fashion. Also, to help ensure that all eligible patients in the US have appropriate access to our products, we have established a reimbursement and patient support program called Rigel OneCare (ROC). Through ROC, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and also provide free product to uninsured or under-insured patients who meet certain established clinical and financial eligibility criteria. In addition, ROC is designed to provide reimbursement support, such as information related to prior authorizations, benefits investigations and appeals.

In addition, our collaborative partner Grifols has launched TAVLESSE in the UK and certain countries in Europe including Germany, France, Italy and Spain, and continues a phased rollout across the rest of Europe. Our collaborative partner Medison has also launched TAVALISSE in Canada and Israel. Further, our collaborative partner Kissei has also recently launched TAVALISSE in Japan.

Fostamatinib in Global Markets

We have entered into various license agreements to commercialize fostamatinib globally. The following describes the arrangements we have in place with Grifols, Kissei, Medison, and Knight. We retain the global rights to fostamatinib outside of the Grifols, Kissei, Medison and Knight territories.

Fostamatinib in Europe/Turkey

We have a commercialization license agreement with Grifols entered in January 2019, for an exclusive rights to commercialize fostamatinib for human diseases, including chronic ITP and AIHA, and non-exclusive rights to develop, fostamatinib in their territory. Grifols territory includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States).

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

Fostamatinib in Japan/Asia

We have an exclusive license and supply agreement with Kissei entered in October 2018, to develop and commercialize fostamatinib in all current and potential indications in Kissei’s territory which includes Japan, China, Taiwan and the Republic of Korea. Kissei is a Japan-based pharmaceutical company addressing patients’ unmet medical needs through its research, development and commercialization efforts, as well as through collaborations with partners.

Under the terms of the agreement, we received an upfront cash payment of $33.0 million, with the potential for an additional $147.0 million in development and commercial milestone payments, and will receive product transfer price payments in the mid to upper twenty percent range based on tiered net sales for the exclusive supply of fostamatinib. Kissei receives exclusive rights to fostamatinib in ITP and all future indications in Kissei’s territory.

In September 2019, Kissei initiated a Phase 3 trial in Japan of fostamatinib in adult Japanese patients with chronic ITP. The efficacy and safety of orally administered fostamatinib was assessed by comparing it with placebo in a randomized, double-blind study. Japan has the third highest prevalence of chronic ITP in the world behind the US and

Europe. In February 2020, Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP. In December 2021, Kissei reported positive top-line results for a Phase 3 clinical trial, meeting its primary endpoint. The Phase 3 clinical trial showed that patients receiving fostamatinib achieved a stable platelet response significantly higher than patients receiving a placebo control. Based on the positive Phase 3 results, in April 2022, Kissei submitted an NDA to Japan’s PMDA for fostamatinib in chronic ITP. With this milestone event, we received $5.0 million non-refundable and non-creditable payment from Kissei and recognized the amount as revenue in the second quarter of 2022. In December 2022, Japan’s PMDA approved TAVALISSE for the treatment of chronic ITP. With this milestone event, we were entitled to receive $20.0 million non-refundable and non-creditable payment from Kissei based on the terms of our collaboration agreement, and such amount was recognized as revenue in the fourth quarter of 2022. The amount was subsequently collected in January 2023. In April 2023, Kissei announced the commercial launch of TAVALISSE for chronic ITP in Japan.

 Fostamatinib in Canada/Israel

We have an exclusive commercial and license agreements with Medison entered in October 2019, to commercialize fostamatinib in all potential indications in Canada and Israel. Under the terms of the agreements, we received an upfront payment of $5.0 million with the potential for approximately $35.0 million in regulatory and commercial milestones. In addition, we will receive royalty payments beginning at 30% of net sales. Under our agreement with Medison for the Canada territory, we have the option to buy back all rights to the product upon regulatory approval in Canada for the indication of AIHA. The buyback provision, if exercised, would require both parties to mutually agree on commercially reasonable terms for us to purchase back the rights, taking into account Medison’s investment and the value of the rights, among others. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison.

In November 2020, Health Canada approved the New Drug Submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. In August 2021, Medison Israel received the licenses for registrational approval from the Ministry of Health, which event entitled us to receive $0.1 million of non-refundable milestone payment. In November 2022, Medison Israel made its first commercial sale of TAVALISSE.

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

Orally available olutasidenib program. REZLIDHIA (olutasidenib) is an oral, small molecule, inhibitor of mIDH1 designed to bind to and inhibit mIDH1 to reduce 2-hydroxyglutarate levels and restore normal cellular differentiation of myeloid cells. REZLIDHIA is a novel, non-intensive monotherapy treatment in the R/R AML setting demonstrating a CR+CRh rate of 35% in patients with over 90% of those responders in complete remission. The safety of REZLIDHIA 150 mg administered twice daily was evaluated in 153 adults with relapsed or refractory AML with an IDH1 mutation.

On December 1, 2022, the FDA has approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with IDH1 mutation as detected by an FDA approved test. On December 22, 2022, we began the commercialization of REZLIDHIA and made it available to patients. The recommended dosage of REZLIDHIA is 150 mg taken orally twice daily until disease progression or unacceptable toxicity. The FDA approval was based on the NDA for olutasidenib for the treatment of m1DH1 R/R AML submitted by Forma, that had a PDUFA action date for the application of February 15, 2023. The NDA application was supported with Forma’s Phase 2 registrational trial for olutasidenib in mIDH1 R/R AML. Interim results from Forma’s Phase 2 registrational trial were reported at the American Society of Clinical Oncology (ASCO) annual meeting in June 2021. The interim results of this trial of 153 patients showed that olutasidenib demonstrated a favorable tolerability profile as a monotherapy in patients with R/R AML who have a susceptible mIDH1, and achieved a composite complete remission (CR), or CR plus CR with partial hematologic recovery (CRh) rate of 33.3% (30% CR and 3% CRh), the primary efficacy endpoint. While a median duration of CR/CRh was not yet reached, a sensitivity analysis (with a hematopoietic stem cell transplant, or HCST, as the end of a response) indicated the median duration of CR/CRh was 13.8 months. The overall response rate, comprised CR, CRh, CRi, partial response, and morphologic leukemia-free state (MLFS), was 46% and the median duration of ORR was 11.7 months. The median overall survival was 10.5 months. For patients with CR/CRh, the median overall survival was not reached, but the estimated 18-month survival was 87%. The most frequently reported treatment emergent adverse events were nausea, constipation, increased white blood cell count, decreased RBC count, pyrexia, febrile neutropenia, and fatigue. Subsequently, Forma presented the first Phase 2 results of olutasidenib used in combination with azacitidine, including safety/tolerability data, at the American Society of Hematology (ASH) Annual Meeting in December 2021. Olutasidenib was designated by the FDA as an orphan drug for the treatment of acute myeloid leukemia in April 2017.

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

In January 2023, we announced that REZLIDHIA has been added by the National Comprehensive Cancer Network (NCCN) to the latest NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines) for AML. REZLIDHIA is now included as a recommended targeted therapy for adult patients with R/R AML with IDH1 mutation.

In February 2023, we announced peer-reviewed publication data in Blood Advances, which summarize clinical results from the Phase 2 registrational trial of REZLIDHIA in patients with mIDH1 R/R AML. The published data demonstrate that REZLIDHIA induced durable remissions and transfusion independence with a well-characterized safety profile. The observed efficacy is clinically meaningful and represents a therapeutic advance in this poor prognosis patient population with limited treatment options. REZLIDHIA demonstrated both a high rate of response and an extended median duration of complete response of 28.1 months, which is more than a year longer than what is reported with the Standard of Care (SoC).

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

Clinical Stage Programs

R289, an Oral IRAK1/4 Inhibitor for Hematology-Oncology, Autoimmune, and Inflammatory Diseases

Orally Available IRAK 1/4 Inhibitor Program. During the second quarter of 2018, we selected R835, the active metabolite of R289, a proprietary molecule from our IRAK 1/4 preclinical development program, for human clinical trials. This investigational candidate is an orally administered, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 receptor (IL-1R) family signaling. TLRs and IL-1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions. R835 prevents cytokine release in response to TLR and IL-1R activation in vitro. R835 is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release than inhibition of either one individually.

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

We continue to advance the development of our IRAK1/4 program, completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive safety results in 2021. In January 2022, we received clearance from the FDA on our clinical trial design to explore R289 in low-risk MDS. The open-label, Phase 1b trial will determine the tolerability and preliminary efficacy of R289 in patients with low-risk MDS who are refractory or resistant to prior therapies. In December 2022, we announced that we dosed the first patient in our Phase 1b trial of R289. The Phase 1b trial of R289 is expected to enroll approximately 22 patients. The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial, along with the safety and pharmacokinetic/pharmacodynamic data from the completed first-in-human study in heathy volunteers, are intended to be used to determine the recommended Phase 2 dose for future clinical development of R289 targeting lower-risk MDS. To date, we completed enrollment of the first cohort of the trial and enrollment of the second cohort is underway.

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

Orally available fostamatinib program. We completed our Phase 2 clinical trial, also known as the SOAR study, in patients with wAIHA. This trial was an open-label, multi-center, two-stage study that evaluated the efficacy and safety of fostamatinib in patients with wAIHA who had previously received treatment for the disorder but have relapsed. The primary efficacy endpoint of this study was to achieve increased hemoglobin levels by week 12 of greater than 10 g/dL, and greater than or equal to 2 g/dL higher than baseline. In November 2019, we announced updated data that in a Phase 2 open-label study of fostamatinib in patients with wAIHA, data showed that 44% (11/25) of evaluable patients met the primary efficacy endpoint of a hemoglobin level >10 g/dL with an increase of ≥2 g/dL from baseline by week 24. Including one late responder at week 30, the overall response rate was 48% (12/25). Adverse events were manageable and consistent with those previously reported with fostamatinib. In February 2022, the American Journal of Hematology published the data from our Phase 2 clinical trial of fostamatinib in adults with wAIHA who have failed at least one prior treatment. The published data demonstrate that fostamatinib rapidly and durably increased hemoglobin levels, with clinically meaningful hemoglobin responses observed in nearly half of the patients, and a safety and tolerability profile consistent with the existing fostamatinib safety database of patients across multiple disease programs studied.

In January 2021, we announced that the FDA had granted Fast Track designation to fostamatinib for the treatment of wAIHA. The FDA granted orphan drug designation for fostamatinib for the treatment of wAIHA in January 2018.

In March 2019, we initiated our wAIHA pivotal Phase 3 clinical trial of fostamatinib, known as the FORWARD study. The clinical trial protocol calls for a placebo-controlled study of 90 patients with primary or secondary wAIHA who have failed at least one prior treatment. The primary endpoint is a durable hemoglobin response, defined as hemoglobin >10 g/dL and >2 g/dL increase from baseline and durability measure, with the response not being attributed to rescue therapy. In November 2020, we reached an agreement with the FDA on the durable response measure for the primary efficacy endpoint of the trial as well as the inclusion of additional secondary endpoints. In November 2021, we completed the enrollment of this study. In April 2022, we completed the treatment period for the last patient under the trial. In June 2022, we announced top-line efficacy and safety data from the FORWARD study with 90 patients. Patients were randomized 1:1 to receive fostamatinib or matching placebo twice daily for 24 weeks. The primary efficacy endpoint of hemoglobin response was defined as achieving a hemoglobin ≥10 g/dL with an increase from baseline ≥2 g/dL on three consecutive available visits during the 24-week treatment period. The trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. The trial also included key secondary endpoints, including hemoglobin response on at least one visit, change in hemoglobin from baseline of ≥2 g/dL, use of permitted rescue therapy after week 4, change in hemoglobin from baseline to end of treatment and change from baseline to week 24 in Functional Assessment of Chronic Illness

Therapy – Fatigue scale. Across the trial’s overall patient population, fostamatinib was generally well-tolerated. The safety profile of the product was consistent with prior clinical experience and no new safety issues were discovered. The most common adverse events (≥10%) with fostamatinib and placebo were diarrhea, hypertension, fatigue, pyrexia, nausea, and dyspnea. Treatment-related SAEs were 6.7% (3/45) for fostamatinib and 4.4% (2/45) for placebo. There were five deaths on the trial (2 with fostamatinib and 3 with placebo), all of which were determined to be unrelated to study drug. The safety results were consistent with the overall safety profile data collected to date, which includes more than 5,000 patients across multiple diseases. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on the result of the trial and the guidance from the FDA, we did not file an sNDA for this indication.

Of the 90 patients that completed the FORWARD study, 71 (79%) enrolled in the open-label extension study. We plan on closing this study in 2023.

Partnered Clinical Programs

BGB324 – BerGenBio

We have an exclusive, worldwide research, development and commercialization agreement with BerGenBio for our investigational AXL receptor tyrosine kinase inhibitor, BGB324/R428 (now referred to as bemcentinib). In October 2022, BerGenBio announced the initiation of a Phase 1b/2a trial evaluating bemcentinib in combination with the current SoC, checkpoint inhibitor pembrolizumab and doublet chemotheraphy, for the treatment of first line non-small cell lung cancer (NSCLC) patients harboring serine/threonine kinase 11 mutations. In February 2023, BerGenBio also announced positive data from Phase 2 trial of bemcentinib in combination with pembrolizumab in patients with second-line NSCLC. The treatment with bemcentinib in combination with pembrolizumab demonstrated long survival benefit and sustained disease control, particularly in patients with AXL TPS > 5, substantiating the relevance of AXL as a target and bemcentinib’s selective inhibition capabilities in NSCLC. In March 2023, BerGenBio announced its first patient dosed in Phase 1B/2A trial evaluating bemcentinib in first-line NSCLC patients harboring STK11 mutations. The product is also being investigated in Phase 2 clinical trials in patients with AML and COVID-19. Bemcentinib is being studied in over 600 patients, demonstrating its safety as a monotherapy and in combination with chemotheraphy and immune checkpoint inhibition.

DS-3032 - Daiichi

DS-3032 is an investigational oral selective inhibitor of the MDM2 protein investigated by Daiichi in three Phase 1 clinical trials for solid and hematological malignancies including AML, acute lymphocytic leukemia, chronic myeloid leukemia in blast phase, lymphoma and MDS. Preliminary safety and efficacy data from a Phase 1 trial of DS-3032 suggests that DS-3032 may be a promising treatment for hematological malignancies including R/R AML and high-risk MDS.

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

Research, Preclinical and Clinical Development Programs

We have retained a selected team of experts in drug discovery and preclinical development to leverage our existing proprietary collection of inhibitors, small-molecule compound libraries and large database of associated phenotypic and biochemical assay results of therapeutic interest. We maintain leading expertise on specific areas of operation such as inhibition of SYK, IRAK1/4, RIPK1 and mIDH1 kinases to assist clinical development and commercial affairs, as well as to expand and explore additional opportunities for such inhibitors in the clinical space.  Our preclinical operations involve collaborations with clinical research organizations, leading investigators from universities and research organizations around the world, and strategic collaborations with other pharmaceutical companies.

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

Results of Operations

Revenues

	Three Months Ended March 31,		Aggregate
	2023	2022	Change
		(in thousands)
Product sales, net	$23,745	$16,197	$7,548
Contract revenues from collaborations	2,325	538	1,787
Government contract	—	—	—
Total revenues	$26,070	$16,735	$9,335

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended March 31,
	2023	2022
McKesson Specialty Care Distribution Corporation	45%	38%
Cardinal Healthcare	24%	28%
ASD Healthcare and Oncology Supply	22%	31%

Net product sales pertained to sales of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. For the three months ended March 31, 2023, net product sales increased by 47% compared to the same period in 2022. The increase was primarily driven by increased TAVALISSE net product sales and the current period net product sales from REZLIDHIA. TAVALISSE net product sales increased by $6.1 million or 38% in the three months ended March 31, 2023 compared to the same period in 2022, primarily as a result of increased quantities sold and higher price per bottle, partially offset by increased revenue reserves mainly due to higher government and private payer rebates. In the three months ended March 31, 2023, we recognized $1.5 million of net product sales from REZLIDHA. We began our commercialization of REZLIDHIA in December 2022. Our first quarter net sales are typically impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

Contract revenues from collaborations in the three months ended March 31, 2023 consisted primarily of revenue from Grifols related to the delivery of drug supplies of $1.6 million and royalty revenue of $0.7 million. Contract revenues from collaborations in the three months ended March 31, 2022 consisted primarily of $0.2 million in revenue related to our license agreement with Lilly, and $0.3 million in revenue related to the research and development services with Grifols.

No government contract revenue was recognized in the three months ended March 31, 2023 and 2022. Government contract revenue is primarily derived from income we recognize from the $16.5 million government award granted to us, pursuant to the agreement we entered in January 2021 with the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Through March 31, 2023, we received $15.0 million of the awards which we recognized as revenue in the respective periods, with remaining $1.5 million awards available, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

Our potential future revenues may include product sales, payments from our collaboration partners and from new collaboration partners with whom we enter into agreements in the future, if any, and from existing government grants and any future grants we may be entitled to, if any, the timing and amount of which is unknown at this time. Our net product sales may be impacted by changes to the government program rebates and new private payer rebate contracts we entered or may enter in the future. As of March 31, 2023, we had deferred revenues of $1.4 million, which we will recognize as revenue upon satisfaction of our remaining performance obligations under our respective collaboration agreements.

Cost of Product Sales

	Three Months Ended March 31,		Aggregate
	2023	2022	Change
		(in thousands)
Cost of product sales	$977	$121	$856

The cost of product sales includes the cost of inventories sold to specialty distributors and to our collaborative partners. Inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. We expect to continue to have a lower cost of product sales as we sell inventory quantities that were acquired or produced prior to the FDA approval of the product, until we sell inventory quantities reflecting the full cost. We expect that this will be the case in the near term, and as a result, our cost of product sales will be less than we anticipate it will be in future periods. As we acquire or produce more FDA approved inventory quantities in the future, our inventory cost in the balance sheet and cost of product sales will increase, reflecting the full cost of acquiring or producing such products. Further, following the approval of REZLIDHIA, we recognize amortization expense from capitalized intangible asset and royalty expense on REZLIDHIA sales within cost of sales.

The increase in cost of product sales in the three months ended March 31, 2023 compared to the same period in 2022 was partly due to amortization of capitalized intangible asset of $0.3 million and royalty expense of $0.2 million recorded within cost of sales in the three months ended March 31, 2023. No such expenses were incurred in the same period in 2022. Incrementally, cost of sales increased due to the increase in inventory quantities sold to our specialty distributors and delivery of drug supplies pursuant to our supply agreements with our collaborative partners.

Research and Development Expense

	Three Months Ended March 31,		Aggregate
	2023	2022	Change
		(in thousands)
Research and development expense	$10,089	$15,474	$(5,385)
Stock-based compensation expense included in research and development expense	$1,023	$468	$555

Stock-based compensation expense included within research and development in the three months ended March 31, 2023 include an incremental charge of approximately $0.5 million from stock option modifications related to the acceleration of vesting and extension of exercise period of vested stock option grants made to a former officer whose employment ended in March 2023.

The decrease in research and development expense in three months ended March 31, 2023 compared to the same period in 2022 was mainly due to the winding down of activities related to our two Phase 3 clinical trials of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19 of $2.5 million and evaluating fostamatinib for the treatment of wAIHA of $1.3 million, as well as timing of activities related to our IRAK 1/4 inhibitor program of $1.4 million. In addition, personnel-related costs decreased by $0.4 million, and other research and development expenses including allocated facilities and laboratory costs decreased by $0.4 million. These decreases were partially offset by higher stock-based compensation expense of $0.6 million primarily due to stock option modifications as discussed above.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, allocated facility costs, and upfront payment related to our in-licensed agreement with Forma. We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including our IRAK 1/4 inhibitor program. In July 2022, we completed the enrollment of the FOCUS Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19 and on November 1, 2022, we announced the top-line results did not meet statistical significance in the primary efficacy endpoint. We are evaluating the opportunity and discussing next steps with the FDA and in collaboration with our partner, the US Department of Defense. Our Phase 3 clinical trial for hospitalized COVID-19 patients is partially funded by the award granted to us by the US Department of Defense as discussed above. Our Phase 3 wAIHA study completed enrollment in November 2021, and in June 2022, we announced that the top-line results did not demonstrate statistical significance in the primary efficacy endpoint. In October 2022, we announced that we received guidance from the FDA’s further review of these findings. Based on the result of the trial and the guidance from FDA, we did not file an sNDA for this indication.

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

We do not have reliable estimates regarding the timing of our clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2 and 3 clinical trials in humans. Significant delays in clinical testing could materially impact our product development costs and timing of completion of the clinical trials. We do not know whether planned clinical trials will begin on time, will need to be halted or revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, delays from scale up, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a clinical trial at a prospective clinical site or delays in recruiting subjects to participate in a clinical trial. Further, the evolving effects of COVID-19 pandemic may affect our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drug, obtain complete data points in accordance with the study protocol, and overall impact on, and timing of, clinical trial results.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended March 31,		From January 1, 2007*
	2023	2022	to March 31, 2023
Categories:
Research	$503	$1,034	$267,786
Development	7,940	12,715	550,760
Other	1,646	1,725	275,802
	$10,089	$15,474	$1,094,348

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses for the three months ended March 31, 2023 and 2022 consisted of allocated facilities costs of $0.6 million and $1.3 million, respectively, and stock-based compensation expense of $1.0 million and $0.5 million, respectively. For the three months ended March 31, 2023, a major portion of our total research and development expense was associated with our IRAK program. For the three months ended March 31, 2022, a major portion of our total research and development expense was associated with our COVID-19, AIHA and IRAK programs.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Aggregate
	2023	2022	Change
		(in thousands)
Selling, general and administrative expense	$27,729	$27,401	$328
Stock-based compensation expense included in selling, general and administrative expense	$1,735	$2,739	$(1,004)

Stock-based compensation expense included within selling, general and administrative in the three months ended March 31, 2022 include an incremental charge of approximately $0.8 million from stock option modifications to extend the exercise period of the stock option grants made to our two former Board of Directors whose terms expired in May 2022.

The increase in selling, general and administrative expense in the three months ended March 31, 2023 compared to the same period in 2022 was mainly due to increased expenses on consulting and third party services of $1.7 million, partially offset by lower stock-based compensation expense of $1.0 million primarily due to the stock option modifications as discussed above, and decreased other various sales, general and administrative costs of $0.4 million.

We expect our selling, general and administrative expenses to increase as we continue to expand our commercial activities of our products. We expect some cost savings on our general and administrative costs in the future because of reduction in workforce in our administrative group in October 2022. We continue to deploy resources to enable our field-based employees to engage with healthcare providers. These engagements have enabled our field team to cover existing prescribers, as well as develop relationships with new prescribers to identify appropriate patients for our products. However, due to the evolving effects of COVID-19 pandemic, we may not be able to fully forecast the scope of impacts it may have on our commercial activities and sales of our product.

Interest Income and Interest Expense

	Three Months Ended March 31,		Aggregate
	2023	2022	Change
		(in thousands)
Interest income	$393	$21	$372
Interest expense	$(1,204)	$(1,205)	$1

Interest income is related to our interest-bearing cash and investment balances.

Interest expense for the periods presented comprised primarily of interest on the outstanding term loan with MidCap. Interest expense on our term loan with Midcap increased by approximately $0.7 million in the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the increase in the outstanding term loan balance, as well as higher interest rate. This increase was offset by the interest expense recognized in the three months ended March 31, 2022 related to the accretion of financing liability with Lilly amounting to $0.7 million.

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

Our significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these accounting policies.

Recent Accounting Pronouncements

No new accounting guidance was adopted during the period. Recently issued accounting guidance is not applicable or did not have, or is not expected to have, a material impact to us.

Liquidity and Capital Resources

Liquidity

As of March 31, 2023 and December 31, 2022, we had approximately $58.7 million and $58.2 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

We maintain a depository relationship with SVB. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. On March 27, 2023, FCB announced that it entered into an agreement with FDIC to purchase all of the asset and liabilities of SVB. Customers of SVB automatically become customers of FCB following the acquisition. To date and as of March 31, 2023, the amount of our cash held on deposit with SVB/FVB was not material with respect our total cash, cash equivalents and short-term investments. All of our cash deposits with SVB/FCB are accessible to us, and we do not anticipate any losses with respect to such funds.

Following summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,074)	$(25,637)
Investing activities	777	22,629
Financing activities	19,123	8,797
Net increase in cash and cash equivalents	$15,826	$5,789

Net cash used in operating activities for the three months ended March 31, 2023 was primarily related to payments for our operating expenses, partially offset by the proceeds from sales of our products (TAVALISSE and REZLIDHIA), and the timing of cash receipt from our collaboration partners, including the $20.0 million regulatory milestone payment from Kissei received in January 2023. Net cash used in operating activities for the three months ended March 31, 2022 was primarily related to payments for our operating expenses, partially offset by the proceeds from sales of our product (TAVALISSE), cash received from collaboration partners, and cash received from the award granted by the US Department of Defense.

Net cash provided by investing activities for the three months ended March 31, 2023 comprises maturities of short-term investments of $15.7 million and proceeds from sale of property and equipment of $0.1 million, partially offset by the payment of milestone obligations to Forma recorded as intangible assets of $15.0 million. Net cash provided by investing activities for the three months ended March 31, 2022 comprises net maturities of short-term investments of $22.9 million, partially offset by purchases of property and equipment of $0.2 million.

Net cash provided by financing activities for the three months ended March 31, 2023 was primarily due to the net cash proceeds from term loan financing (Tranche 5) of $20.0 million, partially offset by our cost share payments to Lilly of $0.8 million. Net cash provided by financing activities for the three months ended March 31, 2022 was primarily due to the net cash proceeds from term loan financing (Tranche 3) of $10.0 million and proceeds from exercise of stock options of $0.9 million, partially offset by our payment of cost share to Lilly of $2.1 million.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of our products, through at least the next 12 months from the Form 10-Q filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercializing a product, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Capital Resources

Since inception, we have financed our operations primarily through sales of equity securities, debt financing, from sales of our products, and contract payments under our collaboration agreements.

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of March 31, 2023, total future contingent payments to us under our existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In January 2021, we were awarded $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Under the agreement with the US Department of Defense, we are entitled to receive such award based on the agreed-upon payment schedule, subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. Through March 31, 2023, we received $15.0 million of the awards which we recognized as revenue in the respective periods, with remaining $1.5 million awards available, subject to us meeting certain clinical trial events or milestones and approval by the US Department of Defense as specified in the agreement.

In August 2020, we entered into an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have a shelf registration statement filed with the SEC that was declared effective on May 3, 2022, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of March 31, 2023, we have not sold any shares of common stock under such Open Market Sale Agreement.

We have a Credit Agreement with MidCap entered in September 2019, and subsequently amended in March 2021 (First Amendment), in February 2022 (Second Amendment) and in July 2022 (Third Amendment). The Credit Agreement provides for $60.0 million term loan credit facility, which was fully funded as of March 31, 2023. To date, no remaining funds are available for draw under the term loan credit facility with Midcap.

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

Material Cash Requirements

We conduct our commercial activities and research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, contract research organizations (CROs) and universities. We have contractual arrangements with these parties, however our contracts with them are cancelable generally on reasonable notice within one year and our obligations under these contracts are primarily based on services performed. We do not have any purchase commitments under any collaboration arrangements.

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

As discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our global exclusive license agreement and strategic collaboration agreement with Lilly, we are responsible for funding the development costs for R552 in the US, Europe, and Japan, up to $65.0 million through April 1, 2024. Through March 31, 2023, Lilly billed us $15.9 million of the funding development costs and the amounts were fully paid as of March 31, 2023. We have the right to opt-out of co-funding of development costs at two different specified times. If we decide not to exercise our opt-out rights, we will be required to share in global development costs up to certain amounts at a specified cap, as set forth in the agreement.

Additionally, as discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our license and transition services agreement with Forma entered in July 2022, Forma is entitled to potential development and regulatory milestone payments of up to $67.5 million, commercial milestone payments of up to $165.5 million, and tiered royalty payments. As of December 31, 2022, certain milestones were met which entitled Forma to receive $17.5 million milestone payments, of which, $2.5 million was paid in the fourth quarter of 2022 and $15.0 million was paid in the first quarter of 2023. No new milestone was met during the three months ended March 31, 2023.

As of March 31, 2023, we have a contractual commitment related to our leased facilities of $1.6 million, with approximately $0.7 million payable within 12 months. See “Note 10 – Leases” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussions of our leases.

As discussed above, we have a contractual commitment with respect to our credit facility with MidCap. Under the amended Credit Agreement, the term loans mature on September 1, 2026, and the interest-only period is through October 1, 2024. The interest rate applicable to the term loans under the amended Credit Agreement is the sum of one-month SOFR, plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%. A final payment fee of 2.5% of principal is due at maturity date of the term loans. As of March 31, 2023, the outstanding principal amount of the loan was $60.0 million, and no principal payments are due within 12 months. We are also obligated to pay annual administrative fees. As of March 31, 2023, future interest calculated using the base interest rate as per the Credit Agreement, and the final fee payments associated with the credit facility amounted to $12.8 million, with approximately $4.4 million payable within 12 months.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments and outstanding loans. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the three months ended March 31, 2023 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be a party or subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings that we may be involved in the future, are claims that are subject to substantial uncertainties and unascertainable damages or other remedies.

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. In July 2022, we filed a lawsuit in the United States District Court for the District of New Jersey against Annora and its subsidiaries for infringement of certain of our US patents. In September 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of certain patents. We filed an answer to Annora’s counterclaims in October 2022. Annora served invalidity and non-infringement contentions in December 2022. We filed an answer to Annora’s invalidity and non-infringement contentions in March 2023. We intend to vigorously enforce and defend our intellectual property related to TAVALISSE. For a more detailed discussion of this litigation matter, see Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K as of December 31, 2022.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023, if any.

Risk Factor Summary

●	Our prospects are highly dependent on our first commercial product, TAVALISSE® (fostamatinib disodium hexahydrate) and our recently launched second commercial product, REZLIDHIA™ (olutasidenib). To the extent that the commercial success of our products in the US and respective territories outside of the US is diminished or is not commercially successful, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.
●	We may not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates. If the results of our clinical trials do not meet the primary efficacy endpoints, or if the top-line data from the results of our clinical trials may not ultimately meet the requirements for an NDA approval by the FDA and other national regulatory authorities, the commercial prospects of our business may be harmed, and our ability to generate product revenues may be delayed or eliminated.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize our products or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, unfavorable health technology assessments (HTA) assessment, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
●	If we are unable to successfully market and distribute our products and retain experienced commercial personnel, our business will be substantially harmed.
●	Our business was adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the potential future impacts on our commercialization efforts, supply chain, regulatory, clinical development and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.
●	We are subject to stringent and evolving privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.
●	If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.
●	Unforeseen safety issues could emerge with our products that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
●	We rely and may continue to rely on third party distribution facilities for the sale of our products and potential sale of any of our product candidates. If any or all of them become subject to adverse findings from inspections or face other difficulties to operate, then the distribution of our products may be interrupted or otherwise adversely affected.
●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution, if any, of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities, partnering and commercialization activities.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

We are subject to federal and state healthcare fraud and abuse laws, false claims laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Part I, Item 1, Business – Government Regulation – Healthcare and Privacy Law and Regulation and Healthcare Reform” of our Annual Report on Form 10-K for the year ended December 31, 2022, for more information on the healthcare laws and regulations that may affect our ability to operate.

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

In the US, these obligations include various federal, state, and local statutes, rules, and regulations relating to privacy and data security. The Federal Trade Commission (FTC) has authority under Section 5 of the FTC Act to regulate unfair or deceptive or practices, and has used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The US federal government has also enacted statutes to address privacy and information security issues impacting particular industries or activities, including the following laws and regulations: the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and other laws and regulations. In addition, state legislatures have enacted statutes to address privacy and information security issues, including the California Consumer Privacy Act of 2018 (the CCPA), and similar state laws such as Virginia’s Consumer Data Protection Act and the Colorado Privacy Act. For example, the CCPA establishes a privacy framework applicable to for-profit entities that are doing business in California, including an expansive definition of personal information and data privacy rights for California residents, and authorizes potentially severe statutory damages and creates a private right of action for certain data security breaches. The CCPA also requires businesses subject to the law to provide new disclosures to California residents and to provide them with expanded rights with respect to their personal information, including the right to opt out of the sale of such information. Although there are limited exemptions for clinical trial and other research-related data under the CCPA, the CCPA and other similar laws could impact our business depending on how it will be interpreted by the new California Privacy Protection Agency. As we expand our operations, the CCPA may increase our compliance costs and potential liability. In addition, California voters approved the California Privacy Rights Act of 2020 (CPRA), which goes into effect on January 1, 2023. The CPRA will, among other things, give California residents the ability to limit the use of their sensitive information, opt out of certain types of profiling and automated processing activities, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Additionally, Colorado and Virginia both signed privacy legislation, each of which go into effect in 2023, and multiple other states and the federal government are considering enacting similar legislation. Many states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. New privacy laws add additional complexity, requirements, restrictions and potential legal risk. Accordingly, compliance programs may require additional investment in resources, and could impact availability of previously useful data.

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

For example, due to the effects of the COVID-19 pandemic, we have observed reduced patient-doctor interactions and our representatives have had fewer visits with health care providers, which has negatively affected our product sales and may continue to negatively affect our product sales in the future. Physicians with practices severely impacted by the COVID-19 pandemic, and who currently prescribe our products, may eventually decide to close their independent practices and join a larger medical organization with a practice that does not prescribe our products. Additionally, commercial-related activities, such as our marketing programs, speaker bureaus, and market access initiatives were conducted virtually, delayed or cancelled as a result of the COVID-19 pandemic. We had to deploy resources to enable our field-based employees to continue to engage with health care providers in hybrid virtual and in-person interactions.

With respect to clinical development, in response to the COVID-19 pandemic, we have taken, and may continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible and working with our investigators for appropriate care of these patients in a safe manner. Due to the effects of COVID-19 pandemic, we experienced a number of our clinical trial investigators have paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled. Although some sites have resumed patient screening, and we may continue to experience delays in new patient enrollment in the future. We are continuing to make decisions country-by-country to minimize risk to the patients and clinical trial sites. We also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to resuming enrollment/screening, considering the ability of sites to ensure patient safety or data integrity. Patients already enrolled in our studies continue to receive study drugs, and we remain focused on supporting our sites in providing care for these patients and providing continued investigational drug supply. We experienced slower than anticipated enrollment in some of our clinical trials, and in the future, we may experience adverse impact that the COVID-19 pandemic may have on our clinical trials, including the timing thereof, or our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drugs and obtain complete data points in accordance with study protocol.

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

In addition, as seen in the COVID-19 pandemic, pandemics could result in a significant disruption of global financial markets. We could experience an inability to access additional capital or an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments, or we may not be able to meet the requirements under our Credit Agreement with MidCap. While we expect pandemics to adversely affect our business, financial condition, results of operations and growth prospects in the future periods, the extent of the impact on our ability to generate sales of and revenues from our approved products, our ability to continue to secure new collaborations and support existing collaboration efforts with our partners, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future circumstances that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of pandemics, travel restrictions, quarantines, social distancing and business closure requirements in the US and other countries, and the effectiveness of actions taken globally to contain and treat diseases. To the extent pandemics adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

Enhanced governmental and public scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs may require us to modify our programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

To help patients afford our products, we have a manufacturer-sponsored patient assistance program that helps financially needy patients. This type of program has become the subject of enforcement scrutiny in recent years. For example, some pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. In addition, certain state and federal enforcement authorities have pursued investigations and settlements and members of Congress have initiated inquiries about manufacturer-sponsored patient support programs, including, for example, manufacturer-sponsored patient assistance programs, co-payment assistance programs, and manufacturer contributions to independent charitable patient assistance programs. Moreover, the Department of Health and Human Services, Office of the Inspector General continues to publish advisory opinions and other agency guidance on the topic of patient assistance, which reflects the government’s continued scrutiny of manufacturer sponsored or supported patient assistance programs. Numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient support programs and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may be proposed that would establish requirements or restrictions with respect to these programs and/or support that would affect pharmaceutical manufacturers.

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

The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”) or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon notice of a paragraph IV challenge, a patent owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-month stay period, the stay is lifted, and the FDA may thereafter approve the application based on the standards for approval of ANDAs. Once an ANDA is approved by the FDA, the generic manufacturer may market and sell the generic form of the branded drug in competition with the branded medicine.

The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. If this were to occur with respect to our products or products with which it competes, our business would be harmed. We have a number of patents listed in the Orange Book, the last of which is expected to expire in July 2032.

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. The notice letter included a Paragraph IV certification with respect to our US Patent Nos. 7,449,458; 8,263,122; 8,652,492; 8,771,648 and 8,951,504, which are listed in the Orange Book. The notice letter asserts that these patents will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. Annora’s notice letter does not provide a Paragraph IV certification against our other patents listed in the Orange Book. On July 25, 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its affiliates, Hetero Labs Ltd., and Hetero USA, Inc., for infringement of our US patents identified in Annora’s Paragraph IV certification. On September 21, 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of the ’458, ’122, ’492, ’648, and ’504 patents. We filed an answer to Annora’s counterclaims on October 12, 2022. Annora served invalidity and non-infringement contentions on December 31, 2022. We filed an answer to Annora’s invalidity and non-infringement contentions in March 2023. We intend to vigorously enforce and defend our intellectual property related to TAVALISSE. We cannot be assured that such lawsuit will prevent the introduction of a generic version of TAVALISSE for any particular length of time, or at all. If an ANDA from Annora or any other generic manufacturer is approved, and a generic version of TAVALISSE is introduced, whether following the expiration of our patents, the invalidation of our patents as a result of any litigation, or the determination that the proposed generic product does not infringe on our patents, our sales of TAVALISSE would be adversely affected. In addition, we cannot predict what additional ANDAs could be filed by Annora or other potential generic competitors requesting approval to market generic forms of fostamatinib, which would require us to incur significant additional expense and result in distraction for our management team, and if approved, result in significant decreases in the revenue derived from sales of our marketed products and thereby materially harm our business and financial condition.

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

If we or others identify additional undesirable side effects caused by our products after approval:

●	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, or field alerts to physicians and pharmacies;
●	regulatory authorities may withdraw their approval of the product and require us to take our approved drugs off the market;
●	we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy (REMS);
●	we may have limitations on how we promote our drugs;
●	third-party payors may limit coverage or reimbursement for our products;
●	sales of our products may decrease significantly;
●	we may be subject to litigation or product liability claims; and
●	our reputation may suffer.

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

If a safety issue emerges post-approval, we may become subject to costly product liability litigation by our customers, their patients or payors. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. If we cannot successfully defend ourselves against claims that our products caused injuries, we will incur substantial liabilities.

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

We participate in the Medicaid Drug Rebate Program, as administered by the Centers for Medicare and Medicaid Services (CMS), the 340B Drug Pricing Program, and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

In addition, the Office of Inspector General of Human and Health Services (HHS) and other Congressional enforcement and administrative bodies have increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price and best price for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the federal False Claims Act and other laws and regulations. Any required refunds to the US government or response to a government investigation or enforcement action would be expensive and time consuming and could have an adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid for our covered outpatient drugs or under Medicare Part B for any of our products that may be reimbursed under Part B.

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

Efforts to educate the physicians, patients, healthcare payors and others in the medical community on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates are approved, but do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable on a sustained basis.

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

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercialization of our products, and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. While we intend to opportunistically seek access to additional funds through public or private equity offerings or debt financings, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the US and worldwide resulting from the COVID-19 pandemic and the conflict in Russia and Ukraine. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from the exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our credit facility with MidCap includes certain covenants that may restrict our business, and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

We have indebtedness in the form of a term loan pursuant to the Credit Agreement (as defined below) with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.*

We entered into the Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, and July 27, 2022. The Credit Agreement provides for a $60.0 million term loan credit facility. As of March 31, 2023, the outstanding principal balance of the loan was $60.0 million, and no remaining funds available under the term loan credit facility. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 9 – Debt” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

Forecasting potential sales for any of our product candidates will be difficult, and if our projections are inaccurate, our business may be harmed, and our stock price may be adversely affected.*

Our business planning requires us to forecast or make assumptions regarding product demand and revenues for any of our product candidates if they are approved despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators or other third parties to conduct commercial activities in certain geographies and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

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

We expect that our revenues from sales of any of our products will continue to be based in part on estimates, judgment and accounting policies. Any incorrect estimates or disagreements with regulators or others regarding such estimates or accounting policies may result in changes to our guidance, projections or previously reported results. We make estimates for provisions for sales discounts, returns and allowances. Our estimates are based on available customer and payer data receceived from the specialty pharmacies and distributors, as well as third party market research data. In part, our estimates are dependent on our distribution channel and payer mix. If actual results in the future vary from our estimates, we adjust these estimates, which would affect our net product revenue and earnings in the period such variances become known. Expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

For the three months ended March 31, 2023, we recognized loss from operations of $12.7 million primarily due to higher operating and non-operating expenses, partly offset by our net product sales and collaboration revenues. We have historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for our products. We expect to continue to incur losses from operations, at least in the next 12 months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of our products, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of March 31, 2023, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, especially due to the COVID-19 pandemic, is highly uncertain.

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

An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. For example, in June 2022, we received a notice letter from Annora advising that it has filed an ANDA with the FDA for a generic version of TAVALISSE and asserting that certain patents related to TAVALISSE that are listed in the Orange Book will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. In July 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its subsidiaries for infringement of those US patents. In September 2022, Annora and its subsidiaries answered and counterclaimed for declaratory judgment of non-infringement and invalidity of those patents. We filed an answer to Annora’s counterclaims on October 12, 2022. Annora served invalidity and non-infringement contentions on December 31, 2022. We intend to vigorously enforce and defend our intellectual property rights related to TAVALISSE. Should Annora or any other third parties receive FDA approval of an ANDA for a generic version of fostamatinib or a 505(b)(2) NDA with respect to fostamatinib, and if our patents covering fostamatinib were held to be invalid (or if such competing generic versions of fostamatinib were found to not infringe our patents), then they could introduce generic versions of fostamatinib or other such 505(b)(2) products before our patents expire, and the resulting competition would negatively affect our business, financial condition and results of operations. Please also see the risk factor entitled, “If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.”

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

To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our current collaborations including Lilly, Grifols, Kissei, Medison, Knight, BerGenBio, and Daiichi. Under several agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until sometime well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

Our common stock is currently listed on the Nasdaq Global Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock (the “Bid Price Requirement”). If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq listing standards. There can be no assurance that we will continue to meet the Bid Price Requirement, or any other requirement in the future.

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

The withdrawal of the UK from the EU may adversely impact our ability to obtain regulatory approvals of our product candidates in the UK and the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the UK and the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the UK and the EU.*

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement (Trade Agreement) that outlines the future trading relationship between the UK and the EU was agreed to in December 2020 and has been approved by each EU member state and the UK.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. Great Britain (made up of England, Scotland, and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by such procedures). The UK Government and the EU recently adopted a new agreement, the “Windsor Framework” which will replace the Northern Ireland Protocol. Once the Windsor Framework becomes law, the Medicines and Healthcare Products Regulatory Agency (MHRA) rather than the EMA will approve all medicines placed on the market in Northern Ireland.

A separate marketing authorization will be required to market drugs in Great Britain. It is currently unclear whether the MHRA in the UK is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals would delay or prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

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

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, on August 3, 2021, a new automatic shelf registration statement was filed by us as well-known seasoned issuer (WKSI). The automatic shelf registration statement was filed to register, among other securities, the sale of up to a maximum aggregate offering price of $100.0 million of shares of our common stock that may be issued and sold from time to time under our Open Market Sale Agreement with Jefferies, and a base prospectus which covers the offering, issuance, and sale by us of the securities identified above from time to time in one or more offerings. On March 1, 2022, we filed a post-effective amendment to the automatic shelf registration statement immediately after filing our Annual Report Form 10-K for the year ended December 31, 2021 because we no longer qualified as a WKSI upon filing of such Annual Report. The post-effective amendment was declared effective on May 3, 2022. The post-effective amendment registers, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the US and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell TAVALISSE, REZLIDHIA, or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Affordable Care Act (ACA) was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the US pharmaceutical industry. On June 17, 2021, the US Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the law. Prior to the Supreme Court’s decision, President Biden issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce the costs of healthcare and/or impose price controls may adversely affect, for example:

●	the demand for TAVALISSE, REZLIDHIA, or our product candidates, if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;

●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

In the US, the EU and other potentially significant markets for our current and future products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. In the US, there have been several Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer-sponsored patient assistance programs, and reform government program reimbursement methodologies for drugs.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which, among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 (IRA) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. Additionally, beginning in April 2013, the Budget Control Act of 2011 created an automatic reduction of Medicare payments to providers of up to 2%. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 until June 30, 2022. The 2% reduction was then reinstated and has been in effect since June 30, 2022, and will remain in effect (with additional reductions of 2.25% in the first half of 2030 and 3% in the second half of 2030 to offset the COVID-19 suspension) until 2031, unless additional Congressional action is taken. Moreover, on June 16, 2022, the Federal Trade Commission issued a policy statement stating its intension to increase enforcement scrutiny of “exclusionary rebates” to PBMs and other intermediaries that “foreclose competition.” On August 16, 2022, President Biden signed into law the IRA, which, among other reforms, allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discounts obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Specifically, several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Several state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost”. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

See “Part I, Item 1 – Business – Government Regulation – Healthcare Reform” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications and patient populations that are specifically approved by the FDA. These “off-

label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. We have implemented compliance and monitoring policies and procedures, including a process for internal review of promotional materials, to deter the promotion of our products for off-label uses. We cannot guarantee that these compliance activities will prevent or timely detect off-label promotion by sales representatives or other personnel in their communications with health care professionals, patients and others, particularly if these activities are concealed from us. Regulatory authorities in the US generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with the FDA’s or other competent national authority’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these regulatory authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines, which could result in the disgorgement of money, operating restrictions, injunctions or civil or criminal enforcement, and other consequences, any of which could harm our business.

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

In addition, the FDA may include various requirements in an EUA as a matter of discretion as deemed necessary to protect the public health, including restrictions on which entities may distribute the product, and how to perform distribution (including requiring that distribution be limited to government entities), restrictions on who may administer the product, requirements for collection and analysis of safety and effectiveness data, waivers of current good manufacturing practices (cGMP), and restrictions applicable to prescription drugs or restricted devices (including advertising and promotion restrictions).

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

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis, which could have an adverse effect on sales, results of operations and financial condition. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer, if any. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel, including due to the impacts of the COVID-19 pandemic. Our third-party manufacturers import certain materials from China to produce our products. The tensions between the US and China have led to a series of tariffs and sanctions being imposed by the US on imports from China mainland, as well as other business restrictions. Such tensions could adversely impact us and our third-party manufacturers. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our investigational new drug (IND) applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.

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

In April 2018, the FDA approved TAVALISSE for the treatment of adult patients with chronic ITP who have had insufficient response to previous treatment. In December 2022, the FDA approved REZLIDHIA for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We commercialize TAVALISSE and REZLIDHIA in the US and we have entered into commercialization agreements with third parties to commercialize fostamatinib outside the US. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping. If we or our suppliers encounter manufacturing, quality or compliance difficulties with respect to our products or any of our product candidates, when and if approved, whether due to the impacts of the COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial conditions, results of operations and growth prospects.

Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, the FDA often requires post-marketing testing and surveillance to monitor the effects of products. The FDA, the EMA and other comparable international regulatory agencies may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient. Additionally, the FDA may require REMS to help ensure that the benefits of the drug outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to ensure the safe use of the drug.

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

Apart from our internal discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant product candidates. In July 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, Forma’s proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. Forma submitted an NDA for olutasidenib to the FDA with PDUFA action date for the application of February 15, 2023. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutations as detected by and FDA-approved test. REZLIDHIA is our second commercial product and is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. The in-licensing and acquisition of product candidates is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms that would allow us to realize an appropriate return on our investment. If we are unable to develop suitable product candidates through internal discovery efforts, whether due to the impacts of the COVID-19 pandemic or otherwise, or if we are unable to successfully obtain rights to additional suitable product candidates, our business and prospects for growth could suffer. Even if we succeed in our efforts to obtain rights to suitable product candidates, the competitive business environment may result in higher acquisition or licensing costs, and our investment in these potential products will remain subject to the inherent risks associated with the development and commercialization of new medicines. In certain circumstances, we may also be reliant on the licensor for the continued development of the in-licensed technology and their efforts to safeguard their underlying intellectual property.

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

The commercial success of any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future will depend substantially on the extent to which the costs of our product or product candidates are or will be paid by third-party payors, including government health care programs and private health insurers. There is a significant trend in the health care industry by public and private payors to contain or reduce their costs, including by taking the following steps, among others: decreasing the portion of costs payors will cover, ceasing to provide full payment for certain products depending on outcomes, and/or not covering certain products at all. If payors implement any of the foregoing with respect to our products, it would have an adverse impact on our revenue and results of operations. If coverage is not available, or reimbursement is limited, we, or any of our collaborative partners, may not be able to successfully commercialize our products or any of our product candidates in some jurisdictions. Even if coverage is provided, the approved reimbursement amount may not be at a rate that covers our costs, including research, development, manufacture, sale and distribution. In the US, no uniform policy of coverage and reimbursement for products exists among third-party payors; therefore, coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific, clinical or other support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed, which could delay market entry (or, if pricing is not approved, we may be unable to sell at all in a country where we have received regulatory approval for a product. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some countries, the proposed pricing for a drug must be approved before it may be lawfully marketed). In addition, authorities in some countries impose additional obligations, such as HTAs, which assess the performance of a drug in comparison with its cost. The outcome of HTA assessments is judged on a national basis and some payors may not reimburse the use of our products or may reduce the rate of reimbursement for our products and as a result, revenue from such products may decrease.

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

We have established our distribution, sales, marketing and market access capabilities, all of which will be necessary to successfully commercialize our products. As a result, we will be required to expend significant time and resources to market, sell, and distribute our products to hematologists and hematologist-oncologists. There is no guarantee that the marketing strategies we have developed, or the distribution, sales, marketing and market access capabilities that we have developed will be successful. Particularly, we are dependent on third-party logistics, specialty pharmacies and distribution partners in the distribution of our products. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business may be harmed. In addition, we actively participate in medical conferences and exhibits, such as the ASCO and ASH Annual Meeting & Exposition that are significant opportunities for us to educate physicians and key opinion leaders about our products. ASCO was held in Chicago, Illinois as well as virtually in June 2022, and ASH was held in New Orleans, Louisiana as well as virtually in December 2022. In the future, other key conferences may be held live, virtually, postponed or cancelled. Such disruptions may prevent us from effectively educating the prescribing physicians and key opinion leaders about our products which would negatively impact utilization of our products and our results of operations and growth prospects could be adversely affected.

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

General Risk Factors

Global economic conditions could adversely impact our business.*

Deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. More recently, the closures of SVB and Signature Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. On March 27, 2023, FCB announced that it has entered into an agreement with FDIC to purchase all of the asset and liabilities of SVB. Customers of SVB automatically become customers of FCB following the acquisition. We maintain a depository relationship with SVB/FCB. To date and as of March 31, 2023, the amount of our cash held on deposit with SVB/FCB was not material with respect our total cash, cash equivalents and short-term investments. All of our cash deposits with SVB/FCB are accessible to us, and we do not anticipate any losses with respect to such funds. Since the March 2023 financial institution failure, there has been a heightened risk and greater focus on the potential failures of other banks in the future. If these banks fail in the future, we may not be able to immediately (or ever) recover our cash in excess of the FDIC insured limits which would adversely impact our operating liquidity and could negatively impact our operations, results of operations and financial performance. Although we believe our exposure is limited, if in the future any of the financial institutions that we maintain depository or lending relationships were to be placed into receivership, we may be unable to access such funds to meet our working capital requirements. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impacted by factors that affect us, the financial institutions with which we credit agreement or arrangements directly, or the financial services industry or economy in general.

In addition, any further deterioration in the US economy would likely affect the operation of our business and ability to raise capital. In addition, US debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the US. Although US lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the US. The impact of this or any further downgrades to the US government’s sovereign credit rating or its perceived creditworthiness could adversely affect the US and global financial markets and economic conditions.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the US and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith

* The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act.

(1)	Filed as an exhibit to Rigel’s Current Report on Form 8-K dated June 24, 2003, and incorporated herein by reference.
(2)	Filed as an exhibit to Rigel’s Current Report on Form 8-K dated November 3, 2022, and incorporated herein by reference.
(3)	Filed as an exhibit to Rigel’s Current Report on Form 8-K dated May 18, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to Rigel’s Registration Statement on Form S-1 (No. 333-45864), filed on September 15, 2000, as amended, and incorporated herein by reference.
(5)	Filed as an exhibit to Rigel’s Current Report on Form 10-K dated June 24, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2023

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2023