Form 10-Q
period 2023-06-30
RIGEL PHARMACEUTICALS INC
filed 2023-08-01
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of July 27, 2023, there were 174,364,286 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of
	June 30, 2023	December 31, 2022 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,812	$24,459
Short-term investments	15,545	33,747
Accounts receivable, net	20,819	40,320
Inventories	10,782	9,118
Prepaid and other current assets	4,967	8,259
Total current assets	100,925	115,903
Property and equipment, net	215	857
Intangible asset, net	14,413	14,949
Operating lease right-of-use assets	997	1,930
Other assets	541	640
Total assets	$117,091	$134,279
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,240	$22,508
Accrued compensation	6,739	8,866
Accrued research and development	5,826	7,708
Revenue reserves and refund liability	13,684	12,145
Other accrued liabilities	5,013	6,485
Lease liabilities, current portion	466	1,133
Deferred revenue	1,355	1,369
Other long-term liabilities, current portion	5,700	4,997
Total current liabilities	44,023	65,211
Long-term portion of lease liabilities	628	972
Loans payable, net of discount	59,574	39,448
Other long-term liabilities	40,981	42,264
Total liabilities	145,206	147,895

Commitments

Stockholders’ deficit:
Preferred stock	—	—
Common stock	175	174
Additional paid-in capital	1,374,330	1,368,822
Accumulated other comprehensive loss	(25)	(153)
Accumulated deficit	(1,402,595)	(1,382,459)
Total stockholders’ deficit	(28,115)	(13,616)
Total liabilities and stockholders’ deficit	$117,091	$134,279
(1)	The balance sheet as of December 31, 2022 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 7, 2023.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$23,881	$18,550	$47,626	$34,747
Contract revenues from collaborations	2,005	11,269	4,330	11,807
Government contract	1,000	—	1,000	—
Total revenues	26,886	29,819	52,956	46,554
Costs and expenses:
Cost of product sales	1,075	1,036	2,052	1,157
Research and development	4,772	14,767	14,861	30,241
Selling, general and administrative	26,306	26,981	54,035	54,382
Total costs and expenses	32,153	42,784	70,948	85,780
Loss from operations	(5,267)	(12,965)	(17,992)	(39,226)
Interest income	529	42	922	63
Interest expense	(1,862)	(569)	(3,066)	(1,774)
Net loss	$(6,600)	$(13,492)	$(20,136)	$(40,937)

Net loss per share, basic and diluted	$(0.04)	$(0.08)	$(0.12)	$(0.24)

Weighted average shares used in computing net loss per share, basic and diluted	173,748	172,147	173,659	171,961

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(6,600)	$(13,492)	$(20,136)	$(40,937)
Other comprehensive gain (loss):
Net unrealized gain (loss) on short-term investments	2	(22)	128	(336)
Comprehensive loss	$(6,598)	$(13,514)	$(20,008)	$(41,273)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 1, 2023	173,398,645	$174	$1,368,822	$(153)	$(1,382,459)	$(13,616)
Net loss	—	—	—	—	(13,536)	(13,536)
Net change in unrealized gain on short-term investments	—	—	—	126	—	126
Issuance of common stock upon exercise of options	952	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units (RSUs)	266,256	—	—	—	—	—
Stock-based compensation expense	—	—	2,768	—	—	2,768
Balance as of March 31, 2023	173,665,853	174	1,371,591	(27)	(1,395,995)	(24,257)
Net loss	—	—	—	—	(6,600)	(6,600)
Net change in unrealized gain on short-term investments	—	—	—	2	—	2
Issuance of common stock upon exercise of options and participation in Purchase Plan	523,795	1	553	—	—	554
Issuance of common stock upon vesting of RSUs	168,750	—	—	—	—	—
Stock-based compensation expense	—	—	2,186	—	—	2,186
Balance as of June 30, 2023	174,358,398	$175	$1,374,330	$(25)	$(1,402,595)	$(28,115)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of January 1, 2022	171,602,226	$172	$1,354,190	$(102)	$(1,323,886)	$30,374
Net loss	—	—	—	—	(27,445)	(27,445)
Net unrealized loss on short-term investments	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of options	420,521	—	940	—	—	940
Issuance of common stock upon vesting of RSUs	22,500	—	—	—	—	—
Stock-based compensation expense	—	—	3,243	—	—	3,243
Balance as of March 31, 2022	172,045,247	172	1,358,373	(416)	(1,351,331)	6,798
Net loss	—	—	—	—	(13,492)	(13,492)
Net unrealized loss on short-term investments	—	—	—	(22)	—	(22)
Issuance of common stock upon exercise of options and participation in Purchase Plan	609,839	1	598	—	—	599
Issuance of common stock upon vesting of RSUs	181,250	—	—	—	—	—
Stock-based compensation expense	—	—	2,440	—	—	2,440
Balance as of June 30, 2022	172,836,336	$173	$1,361,411	$(438)	$(1,364,823)	$(3,677)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(20,136)	$(40,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,930	5,598
Loss (gain) on sale and disposal of fixed assets	398	(253)
Depreciation and amortization	653	474
Non-cash interest expense	—	682
Net amortization and accretion of discount on short-term investments and term loan	(114)	107
Changes in assets and liabilities:
Accounts receivable, net	19,501	(1,726)
Inventories	(1,640)	483
Prepaid and other current assets	3,292	(527)
Other assets	99	571
Right-of-use assets	933	4,458
Accounts payable	(2,268)	(1,585)
Accrued compensation	(2,127)	(3,165)
Accrued research and development	(1,882)	(1,171)
Revenue reserves and refund liability	1,539	2,316
Other accrued liabilities	(1,472)	1,878
Lease liability	(1,011)	(4,840)
Deferred revenue	(14)	(1,053)
Other current and long-term liabilities	1,175	142
Net cash provided by (used in) operating activities	1,856	(38,548)
Investing activities
Purchases of short-term investments	(8,780)	(6,997)
Maturities of short-term investments	27,400	50,645
Purchases of intangible asset	(15,000)	—
Proceeds from sale of property and equipment	127	264
Purchases of property and equipment	—	(188)
Net cash provided by investing activities	3,747	43,724
Financing activities
Cost share payments to a collaboration partner	(1,754)	(8,346)
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	554	1,539
Net proceeds from term loan financing	19,950	9,942
Net cash provided by financing activities	18,750	3,135
Net increase in cash and cash equivalents	24,353	8,311
Cash and cash equivalents at beginning of period	24,459	18,890
Cash and cash equivalents at end of period	$48,812	$27,201
Supplemental disclosure of cash flow information
Interest paid	$2,485	$951

See Accompanying Notes to Condensed Financial Statements

Rigel Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In this report, “Rigel,” “we,” “us” and “our” refer to Rigel Pharmaceuticals, Inc.

1.	Organization and Summary of Significant Accounting Policies

Description of Business

We are a biotechnology company dedicated to discovering, developing and providing novel therapies that significantly improve the lives of patients with hematologic disorders and cancer. We focus on products that address signaling pathways that are critical to disease mechanisms.

Our first product approved by the US Food and Drug Administration (FDA) is TAVALISSE® (fostamatinib disodium hexahydrate) tablets, the only approved oral spleen tyrosine kinase (SYK) inhibitor for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the United Kingdom (UK) (as TAVLESSE), and in Canada, Israel and Japan (as TAVALISSE) for the treatment of chronic ITP in adult patients.

Our second FDA approved product is REZLIDHIA® (olutasidenib) capsules for the treatment of adult patients with relapsed or refractory (R/R) acute myeloid leukemia (AML) with a susceptible isocitrate dehydrogenase-1 (IDH1) mutation as detected by an FDA-approved test. We began our commercialization of REZLIDHIA in December 2022. We in-licensed olutasidenib from Forma Therapeutics, Inc. (now Novo Nordisk), with exclusive, worldwide rights for its development, manufacturing and commercialization.

We continue to advance the development of our interleukin receptor-associated kinase (IRAK) 1/4 inhibitor program, in an open-label, Phase 1b trial to determine the tolerability and preliminary efficacy of the drug in patients with lower-risk myelodysplastic syndrome (MDS) who are refractory or resistant to prior therapies.

Our other ongoing clinical programs include a fostamatinib Phase 2/3 trial, the Accelerating COVID-19 Therapeutic Inventions and Vaccines Phase 2/3 trial (ACTIV-4 Host Tissue Trial), for the treatment of hospitalized high-risk patients with COVID-19 being conducted and sponsored by the National Institute of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI), and a receptor-interacting serine/threonine-protein kinase 1 (RIPK1) inhibitor program in clinical development with our partner Eli Lilly and Company (Lilly). We also have product candidates in clinical development with partners BerGenBio ASA (BerGenBio) and Daiichi Sankyo (Daiichi).

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

Liquidity

As of June 30, 2023, we had approximately $64.4 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing, contract payments under our collaboration agreements and from product sales.

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

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options	35,244	33,081	35,244	33,081
RSUs	1,963	1,191	1,963	1,191
Total	37,207	34,272	37,207	34,272

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales:
Gross product sales	$33,456	$26,427	$66,654	49,045
Discounts and allowances	(9,575)	(7,877)	(19,028)	(14,298)
Total product sales, net	23,881	18,550	47,626	34,747
Revenues from collaborations:
License revenues	—	2,337	—	2,545
Development milestones	—	5,000	—	5,000
Royalty, delivery of drug supplies and others	2,005	3,932	4,330	4,262
Total revenues from collaborations	2,005	11,269	4,330	11,807
Government contract	1,000	—	1,000	—
Total revenues	$26,886	$29,819	$52,956	$46,554

Revenue from product sales are related to sales of our commercial products, TAVALISSE and REZLIDHIA, to our specialty distributors. For detailed discussions of our revenues from collaboration and government contract, see “Note 4 – Sponsored Research and License Agreements and Government Contract”.

Our net product sales include gross product sales, net of chargebacks, discounts and fees, government and other rebates and returns. Of the total discounts and allowances from gross product sales for the six months ended June 30, 2023 and 2022, $18.6 million and $13.0 million, respectively, was accounted for as additions to revenue reserves and refund liability, and $0.4 million and $1.3 million, respectively, as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the condensed balance sheet. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within revenue reserves and refund liability, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2023	$6,213	$2,636	$3,296	$12,145
Provision related to current period sales	14,439	3,725	395	18,559
Credit or payments made during the period	(13,139)	(3,765)	(116)	(17,020)
Balance as of June 30, 2023	$7,513	$2,596	$3,575	$13,684

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2022	$3,404	$2,494	$2,017	$7,915
Provision related to current period sales	9,680	2,711	613	13,004
Credit or payments made during the period	(7,748)	(2,901)	(39)	(10,688)
Balance as of June 30, 2022	$5,336	$2,304	$2,591	$10,231

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
McKesson Specialty Care Distribution Corporation	44%	34%	45%	36%
Cardinal Healthcare	28%	16%	26%	20%
ASD Healthcare and Oncology Supply	19%	12%	21%	19%
Kissei	—	25%	—	16%

4.	Sponsored Research and License Agreements and Government Contract

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of June 30, 2023, we are a party to collaboration agreements with Lilly to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications, including chronic ITP and autoimmune hemolytic anemia (AIHA), in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States); with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Kissei territory which includes Japan, China, Taiwan and the Republic of Korea; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Medison territory which includes Canada and Israel; and with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean (Knight territory).

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio for the development and commercialization of AXL receptor tyrosine kinase (AXL) inhibitors in oncology, and with Daiichi to pursue research related to murine double minute 2 (MDM2) inhibitors, a novel class of drug targets called ligases.

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of June 30, 2023, total future contingent payments to us under all of the above existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. Of this amount, $279.5 million relates to the achievement of development events, $263.1 million relates to the achievement of regulatory events and $796.0 million relates to the achievement of certain commercial events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

Under the Lilly Agreement, we are responsible for 20% of development costs for R552 in the US, Europe, and Japan, up to a specified cap, and Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. Pursuant to the terms of the Lilly Agreement, we have the right to opt-out of co-funding the R552 development activities at two different specified times. If we exercise our first opt-out right (no later than September 30, 2023), we are required to fund our share of the R552 development activities up to a maximum funding commitment of $65.0 million through April 1, 2024. If we decide not to exercise our opt-out rights, we will be required to share in global development costs of up to certain amounts at a specified cap, as provided for in the Lilly Agreement. Given our rights to opt-out from the development of R552, we believe at the minimum, we have a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense is accreted on such liability over the expected commitment period, adjusted for timing of expected cost share payments. No interest was accreted during the six months ended June 30, 2023, and $0.7 million of interest was accreted during the six months ended June 30, 2022. Through June 30, 2023, Lilly billed us $16.9 million for our share of development costs under this agreement, and the amount was fully paid as of June 30, 2023. As of June 30, 2023 and December 31, 2022, the outstanding financing liability to Lilly was $44.5 million and $46.2 million, respectively, and included within other long-term liabilities, current portion, and other long-term liabilities in the condensed balance sheet.

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

We allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. The transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue upon delivery of the non-CNS penetrant IP to Lilly during the first quarter of 2021. The transaction price allocated to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly using the input method, since we were required to perform additional research and development efforts before the final acceptance of the license by Lilly. In June 2022, Lilly provided notice of continuance pursuant to the terms of the Lilly Agreement, whereby Lilly elected its option to lead the identification and selection of CNS penetrant lead candidate. As such, we recognized the remaining outstanding deferred revenue in the second quarter of 2022. For the three and six months ended June 30, 2022, we recognized $0.3 million and $0.5 million, respectively, of revenue associated with the delivery of CNS penetrant IP. No such revenue was recognized in the three and six months ended June 30, 2023.

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

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 study in AIHA. We allocated the transaction price to the distinct performance obligations in our collaboration agreement based on our best estimate of the relative standalone selling price, and recognized the corresponding revenue in the periods we satisfied the performance obligations. During the three and six months ended June 30, 2022, we recognized $0.2 million and $0.5 million, respectively, of revenue associated with the remaining performance obligation to perform research services. No such revenue was recognized during the three and six months ended June 30, 2023.

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

We entered into a Commercial Supply Agreement with Grifols in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols order from us pursuant to and in accordance with the agreement. Prior to the Commercial Supply Agreement, we had a Drug Product Purchase Agreement with Grifols entered in December 2019. During the three and six months ended June 30, 2023, we recognized $1.2 million and $2.8 million, respectively, of revenue related to delivery of drug supply to Grifols. During the three and six months ended June 30, 2022, we recognized $1.2 million of revenue related to delivery of drug supply to Grifols.

We began recognizing royalty revenue from Grifols beginning in the third quarter of 2022. For the three and six months ended June 30, 2023, we recognized $0.8 million and $1.5 million, respectively, of royalty revenue from Grifols, and such amount was included within contract revenues from collaboration. No such revenue was recognized for the three and six months ended June 30, 2022.

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

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) supply of fostamatinib for clinical use and (c) material right associated with discounted fostamatinib that is supplied for use other than clinical or commercial. In addition, we will provide commercial product supply if the product is approved in the licensed territory. We concluded that each of these performance obligations is distinct. We determined that the upfront fee of $33.0 million represented the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price and recognized the corresponding revenue in the period we satisfied the performance obligations. As of June 30, 2023 and December 31, 2022, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million.

For the three and six months ended June 30, 2022, we recognized $2.5 million and $2.6 million, respectively, of revenue related to the delivery of fostamatinib supply to Kissei mainly for commercial use. No such revenue was recognized during the three and six months ended June 30, 2023.

In April 2022, Kissei announced that an NDA was submitted to Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) for fostamatinib in chronic ITP. With this milestone event, we received $5.0 million non-refundable and non-creditable payment from Kissei pursuant to the terms of our collaboration agreement, and such amount was recognized as revenue in the three and six months ended June 30, 2022. In December 2022, Kissei announced that Japan’s PMDA approved the NDA for fostamatinib in chronic ITP. With this milestone event, we were entitled to receive $20.0 million non-refundable and non-creditable payment from Kissei pursuant to the terms of our collaboration agreement, which we recognized as revenue in the fourth quarter of 2022. The amount was subsequently collected in January 2023.

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

The decision to exercise the buyback option is dependent of many factors including management’s cost and benefit assessments and the success of obtaining regulatory approval for the treatment of AIHA in Canada. In June 2022, we reported the top-line results from our Phase 3 trial of fostamatinib in warm autoimmune hemolytic anemia (wAIHA) which showed that the trial did not demonstrate statistical significance in the primary efficacy endpoint in the overall study population. We also announced in early October 2022 that we will not file a supplemental new drug application (sNDA) for wAIHA indication considering the top-line data results and the guidance received from the FDA. With these developments, we assessed our options path forward, including our buyback option right with regards to the Medison license agreement. Based on management’s assessment, the likelihood of exercising the buy-back option right was remote. As such, during the fourth quarter of 2022, we relieved the outstanding financing liability to Medison amounting to $5.7 million and recognized such amount as collaboration revenue in accordance with ASC 606. There was no outstanding financing liability to Medison as of June 30, 2023 and December 31, 2022.

Knight Commercial License and Supply Agreement

We have a commercial license and supply agreements with Knight entered in May 2022 for the commercialization of fostamatinib for approved indications in Knight territory. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We accounted for this agreement under ASC 606 and identified that the upfront payment was a consideration for granting Knight the license to commercialize fostamatinib for approved indication in the Knight territory, and no further material deliverables associated to such upfront payment. As such, we recognized the upfront payment as revenue during the three and six months ended June 30, 2022. Variable consideration related to future regulatory milestones was fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under agreement.

Government Contract - US Department of Defense’s JPEO-CBRND

In January 2021, we were awarded up to $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. The amount of award we will receive from the US Department of Defense is subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. We record government contract revenue in the statement of operations in the period when it is probable that we will receive the award, which is when we comply with the conditions associated with the award and obtain approval from the US Department of Defense that such conditions have been met. For the three and six months ended June 30, 2023, we recognized $1.0 million of revenue related to this grant upon achievement of certain milestones. Through June 30, 2023, we received $16.0 million of the awards which we recognized as revenue in the respective periods, with remaining $0.5 million available, subject to us meeting certain milestone and approval by the US Department of Defense that such milestone has been met, as specified in the agreement.

License and Transition Services Agreement with Forma (now Novo Nordisk)

We have a license and transition services agreement with Forma (now Novo Nordisk) entered in July 2022, for an exclusive license to develop, manufacture and commercialize olutasidenib, a proprietary inhibitor of mutated IDH1 (mIDH1), for any uses worldwide, including for the treatment of AML and other malignancies. Forma became a wholly owned subsidiary of Novo Nordisk following the closing of its acquisition by Novo Nordisk in October 2022. Pursuant to the terms of the license and transition services agreement, we paid an upfront fee of $2.0 million, with the potential to pay up to $67.5 million of additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million of additional payments upon achievement of certain commercial milestones. In addition, subject to the terms and conditions of the license and transition services agreement, Forma (now Novo Nordisk) would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portion of our sublicensing revenue, subject to certain standard reductions and offsets.

The transaction was accounted for as an acquisition of asset under ASC 730, Research and Development. In accordance with the guidance, in a transaction accounted for as an asset acquisition, any acquired IPR&D that does not have alternative future use is charged to expense at the acquisition date. At the acquisition date, the acquired license asset was accounted for as IPR&D, and we anticipated no other economic benefit to be derived from such acquired licensed asset other than the primary indications. As such, we accounted for the upfront fee of $2.0 million as IPR&D and recorded such cost within research and development expense in the condensed statements of operations in the third quarter of 2022.

Under the accounting guidance, we account for contingent cash payments when it is probable that a liability is incurred and the amount can be reasonably estimated. We account for milestone payment obligations incurred at development stage and prior to a regulatory approval of an indication associated with the acquired licensed asset as research and development expense when the event requiring payment of the milestone occurs. Milestone payment obligations incurred upon and after a regulatory approval of an indication associated with the acquired licensed asset, and at the commercial stage, are recorded as intangible asset when the event requiring payment of the milestones occurs. The amount recorded as intangible asset is amortized over the estimated useful life of the acquired licensed asset. Royalty payments related to the acquired licensed asset is recorded as cost of sales when incurred. Prior to the FDA approval of REZLIDHIA in December 2022, we achieved certain regulatory milestone which entitled Forma (now Novo Nordisk) to receive a $2.5 million milestone payment. Because such milestone payment obligation was incurred prior to a regulatory approval of an indication associated with the acquired licensed asset, we recorded such amount as research and development expense in the fourth quarter of 2022. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with susceptible IDH1 mutations as detected by an FDA-approved test. Following the FDA approval, we launched REZLIDHIA and made first shipments of the product to our customers in December 2022. With this FDA approval and first commercial sale of the product, Forma (now Novo Nordisk) was entitled to receive a total of $15.0 million milestone payments. Since such milestone payment obligations were incurred upon and after regulatory approval of the product, we recorded such amount as intangible asset on our condensed balance sheet in the fourth quarter of 2022. The $15.0 million milestone payment obligation was outstanding as of December 31, 2022 and included within accounts payable in our condensed balance sheet. Such amount was paid in the first quarter of 2023.

During the three and six months ended June 30, 2023, we recognized $0.3 million and $0.5 million, respectively, of amortization of intangible asset, and $0.4 million and $0.6 million, respectively, of royalty expense related to the license and transition services agreement as discussed above. Such costs were included within cost of sales in our condensed statements of operations. No such expenses were recognized during the three and six months ended June 30, 2022.

5.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative	$1,796	$1,933	$3,531	$4,672
Research and development	376	458	1,399	926
Total stock-based compensation expense	$2,172	$2,391	$4,930	$5,598

Stock-based compensation expense within research and development in the six months ended June 30, 2023 include an incremental charge of approximately $0.5 million from stock option modifications recorded in the first quarter of 2023 related to the acceleration of vesting and extension of exercise period of vested stock option grants made to a former officer whose employment ended in March 2023. Stock-based compensation expense within selling, general and administrative in the six months ended June 30, 2022 include an incremental charge of approximately $0.8 million from stock option modifications recorded in the first quarter of 2022 related to the extension of the exercise period of the stock option grants made to our two former Board of Directors whose terms expired in May 2022.

During the six months ended June 30, 2023, we granted stock options to purchase 2,938,600 shares of common stock with weighted-average grant-date fair value of $1.37 per share, and 15,557 stock options were exercised. As of June 30, 2023, there were 35,244,121 stock options outstanding, of which, 2,870,000 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were not considered probable as of June 30, 2023. Accordingly, none of the $5.3 million grant date fair value for these awards has been recognized as stock-based compensation expense as of June 30, 2023.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our Equity Incentive Plans (2018 Equity Incentive Plan and Inducement Plan) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.7%	2.9%	3.7%	1.9%
Expected term (in years)	6.7	6.5	7.0	6.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	86.0%	70.3%	83.1%	70.0%

During the six months ended June 30, 2023, we granted 1,387,600 RSUs with a grant-date weighted-average fair value of $1.80 per share, and 435,006 RSUs were released. The RSUs granted generally vest over 4 years. As of June 30, 2023, there were 1,963,487 RSUs outstanding.

As of June 30, 2023, there was approximately $14.6 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 2.68 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones was considered as probable, and RSUs.

In April 2023, our Board of Directors approved additional 108,600 shares of common stock reserved for issuance under our Inducement Plan. In May 2023, our stockholders approved an amendment to our 2018 Plan, to, among other items, add an additional 4,000,000 shares to the number of shares of common stock authorized for issuance under our 2018 Plan. As of June 30, 2023, there were 12,186,098 shares of common stock available for future grant under our Equity Incentive Plans.

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

Our previous 24-month offering period under our Purchase Plan ended on June 30, 2022, and a new twenty-four-month offering period started on July 1, 2022. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of June 30, 2023, unrecognized stock-based compensation cost related to our Purchase Plan amounted to $0.4 million, which is expected to be recognized over the remaining weighted average period of 0.74 years.

During the six months ended June 30, 2023, there were 509,190 shares purchased under the Purchase Plan. As of June 30, 2023, there were 2,928,443 shares reserved for future issuance under the Purchase Plan.

6.	Inventories

Inventories for the periods presented consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Raw materials	$6,878	$4,555
Work in process	2,046	2,659
Finished goods	1,858	1,904
Total	$10,782	$9,118

Inventories as of June 30, 2023 and December 31, 2022 include inventories acquired from Forma (now Novo Nordisk) pursuant to the license and transition agreement. As of June 30, 2023 and December 31, 2022, we have $0.7 million and $0.8 million, respectively, in advance payments to the manufacturer of our raw materials, which were included within prepaid and other current assets in the condensed balance sheet.

7.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments for the periods presented consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Cash	$8,794	$6,264
Money market funds	21,109	4,155
US treasury bills	8,953	5,225
Government-sponsored enterprise securities	15,584	15,796
Corporate bonds and commercial paper	9,917	26,766
	$64,357	$58,206
Reported as:
Cash and cash equivalents	$48,812	$24,459
Short-term investments	15,545	33,747
	$64,357	$58,206

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2023	Cost	Gains	Losses	Fair Value
US treasury bills	$8,951	$2	$—	$8,953
Government-sponsored enterprise securities	15,607	2	(25)	$15,584
Corporate bonds and commercial paper	9,921	—	(4)	9,917
Total	$34,479	$4	$(29)	$34,454

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
US treasury bills	$5,251	$—	$(26)	$5,225
Government-sponsored enterprise securities	15,882	1	(87)	15,796
Corporate bonds and commercial paper	26,807	—	(41)	26,766
Total	$47,940	$1	$(154)	$47,787

As of June 30, 2023 and December 31, 2022, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 72 days and 89 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of June 30, 2023, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of June 30, 2023, a total of 19 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses, we have not recognized any credit losses on these securities as of June 30, 2023 and December 31, 2022.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

As of June 30, 2023	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$10,576	$(26)
Corporate bonds and commercial paper	7,950	(3)
Total	$18,526	$(29)

8.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$21,109	$—	$—	$21,109
US treasury bills	—	8,953	—	8,953
Government-sponsored enterprise securities	—	15,584	—	15,584
Corporate bonds and commercial paper	—	9,917	—	9,917
Total	$21,109	$34,454	$—	$55,563

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$4,155	$—	$—	$4,155
US treasury bills	—	5,225	—	5,225
Government-sponsored enterprise securities	—	15,796	—	15,796
Corporate bonds and commercial paper	—	26,766	—	26,766
Total	$4,155	$47,787	$—	$51,942

9.Debt

We have a Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment) and July 27, 2022 (Third Amendment). The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1), in May 2020, an additional $10.0 million was funded (Tranche 2), at the Second Amendment, an additional $10.0 million was funded (Tranche 3), at the Third Amendment, an additional $10.0 million was funded (Tranche 4), and in March 2023, an additional $20.0 million was funded (Tranche 5). As of June 30, 2023, the outstanding principal balance of the loan was $60.0 million, and no remaining funds are available for draw under the term loan credit facility.

The First Amendment to the Credit Agreement extended the period through which Tranche 3 was available to us. The Second Amendment to the Credit Agreement, among other things, amended the applicable funding conditions, applicable commitments and certain other terms relating to available credit facilities (Tranches 3 and 4), added additional term loan credit facility (Tranche 5), and revised certain terms related to the financial covenants.

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

Debt issuance costs are recorded as a direct deduction from the outstanding principal balance of the term loan. As of June 30, 2023 and December 31, 2022, the unamortized issuance costs and debt discounts amounted to $0.4 million and $0.6 million, respectively.

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended June 30, 2023 and 2022 was $1.9 million and $0.6 million, respectively, and for the six months ended June 30, 2023 and 2022 was $3.1 million and $1.1 million, respectively. Accrued interest of $1.2 million was included within other accrued liabilities in the condensed balance sheet as of June 30, 2023.

The following table presents the future minimum principal payments of the outstanding loan as of June 30, 2023 (in thousands):

Remainder of 2023	$—
2024	7,500
2025	30,000
2026	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$60,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of June 30, 2023, we were not in violation of any covenants.

10.Leases

We have a sublease agreement with Atara Biotherapeutics, Inc. (Atara) entered in October 2022 to sublease an office space located in South San Francisco, California. Subject to the terms of the sublease agreement, the lease term commenced in November 2022 and shall expire in May 2025. This leased facility is currently held as our new headquarters following the expiration of our previously leased facility in January 2023. At lease measurement date in the fourth quarter of 2022, we recognized the operating lease right-of-use asset and lease liability of approximately $1.3 million. As of June 30, 2023, we recorded $0.2 million of lease incentives from our sublease with Atara, which we recorded as a reduction to operating lease right-of-use asset and lease liability until the lease ends and the asset is transferred. The weighted average remaining term of our leases as of June 30, 2023 was 1.92 years.

We had a lease agreement with Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), to occupy research and office space located in South San Francisco, California and a sublease agreement with an unrelated third-party to sublet a portion of the leased facility. Both leases expired in January 2023.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed operating lease expense	$166	$1,340	$778	$2,680
Variable operating lease expense (net credit)	(42)	125	30	391
Total operating lease expense	$124	$1,465	$808	$3,071

Supplemental information related to our operating lease were as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash payments included in the measurement of operating lease liabilities	$178	$2,630	$1,174	$5,226

Supplemental information related to our operating sublease was as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed sublease expense	$—	$1,095	$365	$2,190
Variable sublease expense	—	206	77	450
Sublease income	—	(1,301)	(442)	(2,640)
Net	$—	$—	$—	$—

The following table presents the future lease payments as of June 30, 2023 (in thousands):

Remainder of 2023	$360
2024	739
2025	301
Total minimum payments required	$1,400

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023. Our financial results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our expectations regarding the impact of the global pandemic; our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of our products in the US and outside the US; risks that the FDA, EMA or other regulatory authorities may make adverse decisions regarding our products; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expense; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a biotechnology company dedicated to discovering, developing and providing novel therapies that significantly improve the lives of patients with hematologic disorders and cancer. We focus on products that address signaling pathways that are critical to disease mechanisms.

Our first product approved by the FDA is TAVALISSE (fostamatinib disodium hexahydrate) tablets, the only approved oral SYK inhibitor for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the UK (as TAVLESSE), and in Canada, Israel and Japan (as TAVALISSE) for the treatment of chronic ITP in adult patients.

Our second FDA approved product is REZLIDHIA (olutasidenib) capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We began our commercialization of REZLIDHIA in December 2022. We in-licensed olutasidenib from Forma (now Novo Nordisk), with exclusive, worldwide rights for its development, manufacturing and commercialization.

We continue to advance the development of our IRAK 1/4 inhibitor program, in an open-label, Phase 1b trial to determine the tolerability and preliminary efficacy of the drug in patients with lower-risk MDS who are refractory or resistant to prior therapies.

Our other ongoing clinical programs include a fostamatinib Phase 2/3 trial, the ACTIV-4 Host Tissue Trial, for the treatment of hospitalized high-risk patients with COVID-19 being conducted and sponsored by the NIH/ NHLBI, and a RIPK1 inhibitor program in clinical development with our partner Lilly. We also have product candidates in clinical development with partners BerGenBio and Daiichi.

Business Updates

TAVALISSE IN ITP

For the six months ended June 30, 2023, net product sales of TAVALISSE were $43.6 million, a 26% increase compared to the same period in 2022. The increase in our net product sales was primarily driven by the increase in quantities sold as well as the increase in price per bottle of TAVALISSE. Our first quarter net sales are typically impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

REZLIDHIA in R/R AML with mIDHI

For the six months ended June 30, 2023, we recognized $4.0 million of net product sales of REZLIDHIA. We began the commercialization of REZLIDHIA in December 2022 following the FDA approval. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. Our commercial efforts focus on targeting healthcare professionals (HCPs) who manage patients with R/R AML. For further discussions and other updates including recent publications on REZLIDHIA, refer to “Commercial Products – REZLIDHIA in R/R AML with mIDH1” section below.

We in-licensed olutasidenib from Forma (now Novo Nordisk), with exclusive, worldwide rights for development, manufacturing and commercialization of olutasidenib for any uses, including for the treatment of AML and other malignancies. In accordance with the terms of the license and transition services agreement, we paid an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. In addition, subject to the terms and conditions of the license and transition services agreement, Forma (now Novo Nordisk) would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portions of our sublicensing revenue, subject to certain standard reductions and offsets. During the year ended December 31, 2022, certain milestones were met which entitled Forma (now Novo Nordisk) to receive a $17.5 million milestone payments. No new milestone was met during the six months ended June 30, 2023. For further discussions, see “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

R289, an Oral IRAK1/4 Inhibitor for Hematology-Oncology, Autoimmune, and Inflammatory Diseases

We continue to advance the development of our IRAK 1/4 inhibitor program, completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive safety results in 2021. In January 2022, we received clearance from the FDA on our clinical trial design to explore R289 in lower-risk MDS. The open-label, Phase 1b trial will determine the tolerability and preliminary efficacy of R289 in patients with lower-risk MDS who are refractory or resistant to prior therapies. In December 2022, we announced that we dosed the first patient in our Phase 1b trial of R289. The Phase 1b trial of R289 is expected to enroll approximately 22 patients. The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial, along with the safety and pharmacokinetic/pharmacodynamic data from the completed first-in-human study in heathy volunteers, are intended to be used to determine the recommended Phase 2 dose for future clinical development of R289 targeting lower-risk MDS. To date, target enrollment in the second cohort of the trial has been completed and we expect to begin enrollment in the third cohort in the near future.

Global Strategic Partnership with Lilly

Lilly is continuing to advance R552, an investigational, potent and selective RIPK1 inhibitor. Lilly has initiated the Phase 2a trial studying R552 in adult patients with moderately to severely active rheumatoid arthritis. The trial plans to enroll 100 patients globally. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and amyotrophic lateral sclerosis.

Under the Lilly Agreement, we are responsible for 20% of the development costs for R552 in the US, Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. Under the Lilly Agreement, we have the right to opt-out of co-funding the R552 development activities in the US, Europe and Japan at two different specified times. If we exercise our first opt-out right (no later than September 30, 2023), we are required to fund our share of the R552 development activities in the US, Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024. Through June 30, 2023, Lilly billed us $16.9 million of the funding development costs and the amounts were fully paid as of June 30, 2023.

Fostamatinib in Hospitalized COVID-19 patients

We previously announced in November 2022 the top-line results from the FOCUS Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors did not meet statistical significance in the primary efficacy endpoint of the number of days on oxygen through Day 29. Upon further analysis, we discovered an error by the contract research organization (CRO) in the application of a statistical stratification factor. The contracted programming CRO misinterpreted receipt of prior COVID-19 treatment of interest 14 days before randomization (regardless of continuation post randomization), as those medications taken 14 days before the date of randomization and ended prior to the day of randomization. After correcting for this statistical error, the primary endpoint of the study was met; those who received fostamatinib had lower mean days on oxygen than those who received placebo (4.8 vs. 7.6 days, p=0.0136). Further, fostamatinib showed significance or trend towards significance in all secondary endpoints of reducing mortality and morbidity compared to placebo after correcting for the error. These results, which we intend to publish, have been accepted for oral presentation at IDWeek 2023. During our continued analysis regarding fostamatinib in hospitalized COVID-19 patients, we provided the updated analysis to the FDA and our partner, the US Department of Defense. Given the end of the federal COVID-19 Public Health Emergency (PHE) in May 2023, and based on feedback from the FDA, US Department of Defense and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an Emergency Use Authorization (EUA) or sNDA.

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

Update on Current and Potential Future Impact of COVID-19 on our Business

The COVID-19 pandemic has adversely impacted our business and operations. Although the World Health Organization declared end of COVID-19 global public health emergency in May 2023, the degree to which another global pandemic may affect our business and operations and financial condition in the future will depend on developments that are highly uncertain and beyond our knowledge or control. As such, we cannot ascertain the full extent of the future impacts it may have on our business. See also “Part I, Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q for additional information on risks and uncertainties related to the COVID-19 pandemic.

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

Our Fostamatinib for Immune Thrombocytopenia (FIT) Phase 3 clinical program had a total of 150 ITP patients which were randomized into two identical multi-center, double-blind, placebo-controlled clinical trials. The patients were diagnosed with persistent or chronic ITP, and had blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects received fostamatinib orally at 100 mg twice daily (bid) and the other third received placebo on the same schedule. Subjects were expected to remain on treatment for up to 24 weeks. At week four of treatment, subjects who failed to meet certain platelet counts and met certain tolerability thresholds could have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program was a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2016, we announced the results of the first FIT study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control. In October 2016, we announced the results of the second FIT study, reporting that the response rate (16% in the treatment group, versus 4% in the placebo group) was consistent with the first study, although the difference was not statistically significant. In the ITP double-blind studies, the most commonly reported adverse reactions occurring in at least 5% of patients treated with TAVALISSE were diarrhea, hypertension, nausea, dizziness, increased alanine aminotransferase, increased aspartate aminotransferase, respiratory infection, rash, abdominal pain, fatigue, chest pain, and neutropenia. Serious adverse drug reactions occurring in at least 1% of patients treated with TAVALISSE in the ITP double-blind studies were febrile neutropenia, diarrhea, pneumonia, and hypertensive crisis. A post-hoc analysis from our Phase 3 clinical program in adult patients with chronic ITP, highlighting the potential benefit of using TAVALISSE in earlier lines of therapy, was published in the British Journal of Haematology in July 2020. In addition, a report describing the long-term safety and durable efficacy of TAVALISSE with up to 5 years of treatment was published in Therapeutic Advances in Hematology in 2021.

TAVALISSE was approved by the FDA in April 2018 for the treatment of ITP in adult patients who have had an insufficient response to a previous treatment, and successfully launched in the US in May 2018. The FDA granted orphan drug designation for fostamatinib for the treatment of ITP in August 2015.

In January 2020, the EC granted a centralized MA for fostamatinib (TAVLESSE) valid throughout the European Union (EU) and in the UK after the departure of the UK from the EU for the treatment of chronic ITP in adult patients who are refractory to other treatments. In December 2022, Japan’s PMDA approved the NDA for fostamatinib in chronic ITP.

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

Currently, corticosteroids remain the most common first line therapy for ITP, occasionally in conjunction with intravenous immunoglobulin (IVIg) or anti-Rh(D) to help further augment platelet count recovery, particularly in emergency situations. However, it has been estimated that frontline agents lead to durable remissions in only a small percentage of newly diagnosed adults with ITP. Moreover, concerns with steroid-related side effects often restrict therapy to approximately four weeks. As such, many patients progress to persistent or chronic ITP, requiring other forms of therapeutic intervention. In long-term treatment of chronic ITP, patients are often cycled through several therapies over time in order to maintain a sufficient response to the disease.

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

Commercial activities, including sales and marketing

Our marketing and sales efforts are focused on hematologists and hematologist-oncologists in the US who manage chronic adult ITP patients. We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes our products in the US using customary pharmaceutical company practices, and we concentrate our efforts on hematologists and hematologist-oncologists. Our products are sold initially through third-party wholesale distribution and specialty pharmacy channels and group purchasing organizations before being ultimately prescribed to patients. To facilitate our commercial activities in the US, we also enter into arrangements with various third parties, including advertising agencies, market research firms and other sales-support-related services as needed. We believe that our commercial team and distribution practices are adequate to ensure that our marketing efforts reach relevant customers and deliver our products to patients in a timely and compliant fashion. Also, to help ensure that all eligible patients in the US have appropriate access to our products, we have established a reimbursement and patient support program called Rigel OneCare (ROC). Through ROC, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free product to uninsured or under-insured patients who meet certain established clinical and financial eligibility criteria. In addition, ROC is designed to provide reimbursement support, such as information related to prior authorizations, benefits investigations and appeals.

We have entered into various license and commercial agreements to commercialize fostamatinib globally, but we retain the global rights to fostamatinib outside of the respective territories under such license and commercial agreements. Our collaborative partner Grifols has launched TAVLESSE in the UK and certain countries in Europe including Germany, France, Italy and Spain, and continues a phased rollout across the rest of Europe. Our collaborative partner Medison has also launched TAVALISSE in Canada and Israel. Further, our collaborative partner Kissei has also recently launched TAVALISSE in Japan.

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

 Fostamatinib in Canada/Israel

We have two exclusive commercial and license agreements with Medison entered in October 2019, to commercialize fostamatinib in all potential indications in Canada and Israel. Under the terms of the agreements, we received an upfront payment of $5.0 million with the potential for approximately $35.0 million in regulatory and commercial milestones. In addition, we will receive royalty payments beginning at 30% of net sales. Under our agreement with Medison for the Canada territory, we have the option to buy back all rights to the product upon regulatory approval in Canada for the indication of AIHA. The buyback provision, if exercised, would require both parties to mutually agree on commercially reasonable terms for us to purchase back the rights, taking into account Medison’s investment and the value of the rights, among others. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison.

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

REZLIDHIA (olutasidenib) is an oral, small molecule, inhibitor of mIDH1 designed to bind to and inhibit mIDH1 to reduce 2-hydroxyglutarate levels and restore normal cellular differentiation of myeloid cells. REZLIDHIA is a novel, non-intensive monotherapy treatment in the R/R AML setting demonstrating a CR+CRh rate of 35% in patients with over 90% of those responders in complete remission. The safety of REZLIDHIA 150 mg administered twice daily was evaluated in 153 adults with relapsed or refractory AML with an IDH1 mutation. Olutasidenib was designated by the FDA as an orphan drug for the treatment of AML, which provides orphan drug market exclusivity from the time of marketing approval on December 1, 2022.

On December 1, 2022, the FDA has approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with IDH1 mutation as detected by an FDA approved test. On December 22, 2022, we began the commercialization of REZLIDHIA and made it available to patients. The recommended dosage of REZLIDHIA is 150 mg taken orally twice daily until disease progression or unacceptable toxicity. The FDA approval was based on the NDA for olutasidenib for the treatment of m1DH1 R/R AML submitted by Forma (now Novo Nordisk), that had a PDUFA action date for the application of February 15, 2023. The NDA application was supported with a Phase 2 registrational trial for olutasidenib in mIDH1 R/R AML. Interim results from the Phase 2 registrational trial were reported at the American Society of Clinical Oncology (ASCO) annual meeting in June 2021. The interim results of this trial of 153 patients showed that olutasidenib demonstrated a favorable tolerability profile as a monotherapy in patients with R/R AML who have a susceptible mIDH1, and achieved a complete remission (CR) plus CR with partial hematologic recovery (CRh) rate of 33.3% (30% CR and 3% CRh), the primary efficacy endpoint. While a median duration of CR/CRh was not yet reached, a sensitivity analysis (with a hematopoietic stem cell transplant, or HCST, as the end of a response) indicated the median duration of CR/CRh was 13.8 months. The overall response rate, comprised CR, CRh, CRi, partial response, and morphologic leukemia-free state (MLFS), was 46% and the median duration of overall response rate (ORR) was 11.7 months. The median overall survival was 10.5 months. For patients with CR/CRh, the median overall survival was not reached, but the estimated 18-month survival was 87%. The most frequently reported treatment emergent adverse events were nausea, constipation, increased white blood cell count, decreased RBC count, pyrexia, febrile neutropenia, and fatigue.

In November 2022, we announced the presentation of five posters highlighting data from our commercial and clinical hematology-oncology portfolio at the 64th American Society of Hematology (ASH) Annual Meeting and Exposition which was held in December 2022. An updated interim analysis from the Phase 2 registrational trial of olutasidenib in patients with R/R AML demonstrated robust efficacy and safety results. The registrational cohort of the Phase 2 trial enrolled 153 patients with mIDH1 R/R AML who received olutasidenib monotherapy 150 mg twice daily. The efficacy evaluable population was 147 patients who received their first dose at least six months prior to the interim analysis cutoff date of June 18, 2021. The primary endpoint was a CR/CRh defined as less than 5% blasts in the bone marrow, no evidence of disease, and partial recovery of peripheral blood counts (platelets >50,000/microliter and absolute neutrophil count >500/microliter). The results from the updated interim analysis of patients with mIDH1 R/R AML demonstrated a 35% CR+CRh rate with a median duration of 25.9 months. The ORR a secondary end point, was 48%, and was defined as the rate of CR, CRh, CR with incomplete blood count recovery (CRi), partial remission (which required recovery of neutrophil and platelet counts consistent with a CR), or MLFS. Olutasidenib was effective in a broad range of patients including those with prior high-intensity chemotherapy and/or post-venetoclax. The abstract concluded that the observed activity is clinically meaningful and represents a therapeutic advance in the treatment of this patient population. In this pivotal cohort, olutasidenib was well tolerated with an adverse event profile largely characteristic of symptoms or conditions experienced by patients undergoing treatment for AML or of the underlying disease itself.

In November 2022, we announced the publication of data in The Lancet Haematology, which summarizes the Phase 1 results of the Phase 1/2 trial of olutasidenib. The objectives of the first phase of the multi-center, open-label Phase 1/2 trial were to assess the safety, pharmacokinetic and pharmacodynamic profile, and clinical activity of olutasidenib, both as monotherapy and in combination with azacitidine, in patients with treatment-naïve or R/R AML or MDS harboring IDH1 mutations. The published data suggest that olutasidenib, with or without azacitidine, was well-tolerated and was associated with improvements in clinical efficacy endpoints in patients with mIDH1 AML. This trial showed that olutasidenib has the potential to provide an additional treatment option for mIDH1 AML.

In January 2023, we announced that REZLIDHIA has been added by the National Comprehensive Cancer Network (NCCN) to the latest NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines) for AML. REZLIDHIA is now included as a recommended targeted therapy for adult patients with R/R AML with IDH1 mutation.

In February 2023, we announced peer-reviewed publication data in Blood Advances, which summarize clinical results from the Phase 2 registrational trial of REZLIDHIA in patients with mIDH1 R/R AML. The published data demonstrate that REZLIDHIA induced durable remissions and transfusion independence with a well-characterized safety profile. The observed efficacy is clinically meaningful and represents a therapeutic advance in this poor prognosis patient population with limited treatment options. REZLIDHIA demonstrated both a high rate of response and an extended median duration of complete response of 28.1 months, which is more than a year longer than what is reported with the Standard of Care (SoC). In June 2023, we announced the second REZLIDHIA publication in Blood Advances, a review article examining the preclinical and clinical development, and the positioning of olutasidenib in the mIDH1 AML treatment landscape. The review concluded that the approval of REZLIDHIA is a critical addition to the mIDH1 AML treatment landscape. Further, the available data support the use of REZLIDHIA as monotheraphy in R/R AML patients who have failed intensive chemotheraphy or venetoclax plus hypomethylating agents (HMA) combination therapy.

In June 2023, we announced presentation of data from an analysis from the Phase 2 study of REZLIDHIA in 17 patients with mIDH1 AML who were previously treated with venetoclax. Data was featured in a poster presentation at the European Hematology Association 2023 Hybrid Congress. The data support olutasidenib induced durable remissions in patients with mIDH1 AML in this poor-prognosis patient population who were relapsed or refractory to venetoclax-based treatment.

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

Commercial activities, including sales and marketing

REZLIDHIA is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. Our commercial efforts will focus on targeting HCPs who manage patients with R/R AML with mIDH1. We plan to enter collaborations with third parties to commercialize REZLIDHIA outside of US.

Clinical Stage Programs

R289, an Oral IRAK 1/4 Inhibitor for Hematology-Oncology, Autoimmune, and Inflammatory Diseases

During the second quarter of 2018, we selected R835, the active metabolite of R289, a proprietary molecule from our IRAK 1/4 inhibitor program for human clinical trials. This investigational candidate is an orally administered, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 receptor (IL-1R) family signaling. TLRs and IL-1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions. R835 prevents cytokine release in response to TLR and IL-1R activation in vitro. R835 is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release than inhibition of either one individually.

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

We continue to advance the development of our IRAK 1/4 inhibitor program, completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive safety results in 2021. In January 2022, we received clearance from the FDA on our clinical trial design to explore R289 in lower-risk MDS. The open-label, Phase 1b trial will determine the tolerability and preliminary efficacy of R289 in patients with lower-risk MDS who are refractory or resistant to prior therapies. In December 2022, we announced that we dosed the first patient in our Phase 1b trial of R289. The Phase 1b trial of R289 is expected to enroll approximately 22 patients. The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial, along with the safety and pharmacokinetic/pharmacodynamic data from the completed first-in-human study in heathy volunteers, are intended to be used to determine the recommended Phase 2 dose for future clinical development of R289 targeting lower-risk MDS. To date, target enrollment in the second cohort of the trial has been completed and we expect to begin enrollment in the third cohort in the near future.

Fostamatinib in Hospitalized COVID-19 Patients

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

Rigel-led Phase 3 Trial. In November 2020, we launched our FOCUS Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. In January 2021, we were awarded $16.5 million from the US Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) to support this Phase 3 clinical trial. This multi-center, double-blind, placebo-controlled, adaptive design study randomly assigns either fostamatinib plus SoC or matched placebo plus SoC (1:1) to targeted evaluable patients. Treatment is administered orally twice daily for 14 days with follow up to day 60. In December 2021, we expanded the inclusion criteria to include patients with more severe disease (NIAID Ordinal Scale 6) to more accurately reflect the clinically predominant patient population hospitalized with COVID-19 and help speed enrollment. In collaboration with the FDA and Department of Defense, we also updated the primary endpoint for the trial from progression to severe disease within 29 days, to the number of days on oxygen through day 29. This endpoint allows for closer comparison of the results with earlier results from the NIH/NHLBI Phase 2 clinical trial with fostamatinib and various other NIH-sponsored trials, such as the ACTIV-4 Host Tissue Trial, which uses a similar outcome measure as a primary endpoint. In July 2022, we completed enrollment with 280 patients. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. We previously announced in November 2022 the top-line results from the FOCUS Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors did not meet statistical significance in the primary efficacy endpoint of the number of days on oxygen through Day 29. Upon further analysis, we discovered an error by the CRO in the application of a statistical stratification factor. The contracted programming CRO misinterpreted receipt of prior COVID-19 treatment of interest 14 days before randomization (regardless of continuation post randomization), as those medications taken 14 days before the date of randomization and ended prior to the day of randomization. After correcting for this statistical error, the primary endpoint of the study was met; those who received fostamatinib had lower mean days on oxygen than those who received placebo (4.8 vs. 7.6 days, p=0.0136). Further, fostamatinib showed significance or trend towards significance in all secondary endpoints of reducing mortality and morbidity compared to placebo after correcting for the error. These results, which we intend to publish, have been accepted for oral presentation at IDWeek 2023. During our continued analysis regarding fostamatinib in hospitalized COVID-19 patients, we provided the updated analysis to the FDA and our partner, the US Department of Defense. Given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, US Department of Defense and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an EUA or sNDA.

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

In July 2021, Rain announced that it initiated a Phase 3 trial to evaluate the efficacy and safety of milademetan

(RAIN-32) for the treatment of patients with unresectable or metastatic dedifferentiated liposarcoma, a rare cancer originating from fat cells located in the soft tissues of the body, and announced the completion of enrollment in August 2022. In May 2023, Rain announced that the trial did not meet its primary endpoint of progression free survival by blinded independent central review compared to the standard of care. Based on the topline results, Rain does not expect to pursue further development of milademetan in dedifferentiated liposarcoma.

In late 2021, Rain commenced its second clinical trial of milademetan in patients with MDM2-amplified solid tumors. In November 2022, Rain provided an interim analysis of the trial which showed that the drug safety profile of milademetan is preliminarily consistent with its prior Phase 1 trial. In May 2023, Rain announced its plan to suspend the enrollment of its Phase 2 trial of milademetan in patients with MDM2-amplified solid tumors, and terminate its plans to initiate the Phase 1/2 study evaluating the safety and efficacy of milademetan in patients with CDKN2A loss/ TP53 wild type advanced solid tumors.

Research, Preclinical and Clinical Development Programs

We have retained a selected team of experts in drug discovery and preclinical development to leverage our existing proprietary collection of inhibitors, small-molecule compound libraries and large database of associated phenotypic and biochemical assay results of therapeutic interest. We maintain leading expertise on specific areas of operation such as inhibition of SYK, IRAK 1/4, RIPK1 and mIDH1 kinases to assist clinical development and commercial affairs, as well as to expand and explore additional opportunities for such inhibitors in the clinical space.  Our preclinical operations involve collaborations with clinical research organizations, leading investigators from universities and research organizations around the world, and strategic collaborations with other pharmaceutical companies.

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

Results of Operations

Revenues

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2023	2022	Change	2023	2022	Change
		(in thousands)			(in thousands)
Product sales, net	$23,881	$18,550	$5,331	$47,626	$34,747	$12,879
Contract revenues from collaborations	2,005	11,269	(9,264)	4,330	11,807	(7,477)
Government contract	1,000	—	1,000	1,000	—	1,000
Total revenues	$26,886	$29,819	$(2,933)	$52,956	$46,554	$6,402

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
McKesson Specialty Care Distribution Corporation	44%	34%	45%	36%
Cardinal Healthcare	28%	16%	26%	20%
ASD Healthcare and Oncology Supply	19%	12%	21%	19%
Kissei	—	25%	—	16%

Net product sales pertained to sales of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. For the three and six months ended June 30, 2023, net product sales increased by 29% and 37%, respectively, compared to the same periods in 2022. The increase was primarily driven by increased TAVALISSE net product sales and the current period net product sales from REZLIDHIA. TAVALISSE net product sales increased by $2.8 million or 15% in the three months ended June 30, 2023, and $8.9 million or 26% in the six months ended June 30, 2023, compared to the same periods in 2022, primarily as a result of increased quantities sold and higher price per bottle. In the three and six months ended June 30, 2023, we recognized $2.6 million and $4.0 million, respectively, of net product sales from REZLIDHA. We began our commercialization of REZLIDHIA in December 2022.

Contract revenues from collaborations in the three and six months ended June 30, 2023 consisted primarily of revenue from Grifols related to the delivery of drug supplies of $1.2 million and $2.8 million, respectively, and royalty revenue of $0.8 million and $1.5 million, respectively. Contract revenues from collaborations in the three and six months ended June 30, 2022 were consisted primarily of $7.5 million and $7.6 million, respectively, in revenue from Kissei related to a milestone payment and delivery of fostamatinib supply, $2.0 million for each of the periods in revenue related to our license agreement with Knight, $1.4 million and $1.7 million, respectively, in revenue from Grifols related delivery of fostamatinib supply and research and development services, and $0.3 million and $0.5 million, respectively, in revenue from Lilly related to delivery of CNS penetrant IP.

Government contract revenue in the three and six months ended June 30, 2023 was related to the income we recognized upon achievement of certain milestones from the $16.5 million government award granted to us, pursuant to the agreement we entered in January 2021 with the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Through June 30, 2023, we received $16.0 million of the awards which we recognized as revenue in the respective periods, with remaining $0.5 million available, subject to us meeting certain milestone and approval by the US Department of Defense as specified in the agreement.

Our potential future revenues may include product sales, payments from our collaboration partners and from new collaboration partners with whom we enter into agreements in the future, if any, and from existing government grants and any future grants we may be entitled to, if any, the timing and amount of which is unknown at this time. Our net product sales may be impacted by changes to the government program rebates and new private payer rebate contracts we entered or may enter in the future. As of June 30, 2023, we had deferred revenues of $1.4 million, which we will recognize as revenue upon satisfaction of our remaining performance obligations under our collaboration agreement with Kissei.

Cost of Product Sales

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2023	2022	Change	2023	2022	Change
		(in thousands)			(in thousands)
Cost of product sales	$1,075	$1,036	$39	$2,052	$1,157	$895

The cost of product sales includes the cost of inventories sold to specialty distributors and to our collaborative partners. Inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. As such, we recognize lower cost of product sales in the periods where we sell inventory quantities acquired or produced prior to the FDA approval of the product. As we acquire or produce more FDA approved inventory quantities in the future, our inventory cost in the balance sheet and cost of product sales will reflect the full cost of acquiring or producing such products. Further, following the approval of REZLIDHIA, we recognize amortization expense from capitalized intangible asset and royalty expense on REZLIDHIA sales within cost of sales.

Cost of product sales in the three and six months ended June 30, 2023 increased compared to the same periods in 2022 primarily due to amortization of capitalized intangible asset recorded in the three and six months ended June 30, 2023 of $0.3 million and $0.5 million, respectively, and royalty expense of $0.4 million and $0.6 million, respectively. No such expenses were incurred in the same periods in 2022. These increases were partly offset by the decrease in cost of product sales due to the timing of delivery of drug supplies pursuant to our supply agreements with our collaborative partners.

Research and Development Expense

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2023	2022	Change	2023	2022	Change
		(in thousands)			(in thousands)
Research and development expense	$4,772	$14,767	$(9,995)	$14,861	$30,241	$(15,380)
Stock-based compensation expense included in research and development expense	$376	$458	$(82)	$1,399	$926	$473

Stock-based compensation expense in the six months ended June 30, 2023 above include an incremental charge of approximately $0.5 million from stock option modifications recorded in the first quarter of 2023 related to the acceleration of vesting and extension of exercise period of vested stock option grants made to a former officer whose employment ended in March 2023.

The decrease in research and development expense in three months ended June 30, 2023 compared to the same period in 2022 was mainly due to timing of activities related to our IRAK 1/4 inhibitor program of $2.6 million, and timing of trial completion activities of our Phase 3 clinical trials of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19 of $1.3 million and for the treatment of wAIHA of $1.8 million. In addition, personnel-related costs decreased by $0.7 million, consultants and third party services decreased by $0.7 million, and other research and development expense including allocated facilities and laboratory costs decreased by $2.9 million.

The decrease in research and development expense in six months ended June 30, 2023 compared to the same period in 2022 was mainly due to timing of activities related to our IRAK 1/4 inhibitor program of $4.0 million, and timing of trial completion activities of our Phase 3 clinical trials of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19 of $3.7 million and for the treatment of wAIHA of $3.1 million. In addition, personnel-related costs decreased by $1.1 million, consultants and third party services decreased by $0.7 million, and other research and development expense including allocated facilities and laboratory costs decreased by $3.3 million. These decreases were partially offset by the increase in stock-based compensation expense of $0.5 million mainly due to stock option modification as discussed above.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, allocated facility costs, and upfront payment related to our in-licensed agreement with Forma (now Novo Nordisk). We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including our IRAK 1/4 inhibitor program and any other clinical programs we may pursue in the future. In July 2022, we completed the enrollment of the FOCUS Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. We previously announced in November 2022 the top-line results did not meet statistical significance in the primary efficacy endpoint of the number of days on oxygen through Day 29. Upon further analysis, we discovered an error by the CRO in the application of a statistical stratification factor. After correcting for this statistical error, the primary endpoint of the study was met. Given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, US Department of Defense and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an EUA or sNDA. Our Phase 3 clinical trial for hospitalized COVID-19 patients is partially funded by the award granted to us by the US Department of Defense as discussed above. Our Phase 3 wAIHA study completed enrollment in November 2021, and in June 2022, we announced that the top-line results did not demonstrate statistical significance in the primary efficacy endpoint. In October 2022, we announced that we received guidance from the FDA’s further review of these findings. Based on the result of the trial and the guidance from FDA, we did not file an sNDA for this indication.

We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expense by focusing on three categories: research, development, and other. Our research team is focused on identifying and evaluating product candidates in our focused range of therapeutic indications that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, costs related to our regulatory filings, lab supplies and fees to third party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock-based compensation expense relating to personnel in research and development groups. “Other” expenses also include the upfront payment to Forma (now Novo Nordisk) and pre-regulatory approval milestone recorded as research and development expense in 2022.

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

The following table presents our total research and development expense by category (In thousands).

	Three Months Ended June 30,		Six Months Ended		From January 1, 2007*
	2023	2022	2023	2022	to June 30, 2023
Categories:
Research	$454	$881	$957	1,915	$268,240
Development	3,823	12,413	11,763	25,128	554,583
Other	495	1,473	2,141	3,198	276,297
	$4,772	$14,767	$14,861	$30,241	$1,099,120

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses for the three months ended June 30, 2023 and 2022 consisted of allocated facilities costs of $0.1 million and $1.0 million, respectively, and stock-based compensation expense of $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2023 and 2022, allocated facilities costs was $0.8 million and $2.3 million, respectively, and allocated stock-based compensation expense was $1.4 million and $0.9 million, respectively. For the three and six months ended June 30, 2023, a major portion of our total research and development expense was associated with our IRAK 1/4 program. For the three and six months ended June 30, 2022, a major portion of our total research and development expense was associated with our COVID-19, AIHA and IRAK 1/4 inhibitor program.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2023	2022	Change	2023	2022	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$26,306	$26,981	$(675)	$54,035	$54,382	$(347)
Stock-based compensation expense included in selling, general and administrative expense	$1,796	$1,933	$(137)	$3,531	$4,672	$(1,141)

Stock-based compensation expense in the six months ended June 30, 2022 above include an incremental charge of approximately $0.8 million from stock option modifications recorded in the first quarter of 2022 related to the extension of the exercise period of the stock option grants made to our two former Board of Directors whose terms expired in May 2022.

The decrease in selling, general and administrative expense in the three months ended June 30, 2023 compared to the same period in 2022 was mainly due to decreased expenses on consulting and third party services of $1.5 million, partially offset by increased commercial related expenses of $0.7 million and increased other various sales, general and administrative costs of $0.1 million.

The decrease in selling, general and administrative expense in the six months ended June 30, 2023 compared to the same period in 2022 was mainly due to decreased stock-based compensation expense of $1.1 million, partly due to stock option modification as discussed above, and decreased other various sales, general and administrative costs of $0.3 million. These decreases we partially offset by the increase in commercial related expenses of $1.0 million.

We expect to incur significant selling, general and administrative expenses, as we expect our commercial related expenses to increase as we continue to expand our commercial activities of our products. We expect some cost savings on our general and administrative costs in the future because of reduction in workforce in our administrative group in October 2022. We continue to deploy resources to enable our field-based employees to engage with healthcare providers. These engagements have enabled our field team to cover existing prescribers, as well as develop relationships with new prescribers to identify appropriate patients for our products.

Interest Income and Interest Expense

	Three Months Ended June 30,		Aggregate	June 30,		Aggregate
	2023	2022	Change	2023	2022	Change
		(in thousands)			(in thousands)
Interest income	$529	$42	$487	$922	$63	$859
Interest expense	$(1,862)	$(569)	$(1,293)	$(3,066)	$(1,774)	$(1,292)

Interest income is related to our interest-bearing cash and investment balances. The increase interest income in the three and six months ended June 30, 2023, compared to the same periods in 2022, was primarily driven by higher interest rates.

Interest expense comprised primarily of interest on the outstanding term loan with MidCap. The increase in interest expense in the three and six months ended June 30, 2023, compared to the same periods in 2022, was primarily due to higher interest expense on our term loan with Midcap of $1.3 million and $2.0 million, respectively, driven by higher outstanding term loan balance, as well as higher interest rates. The increase interest expense in the six months ended June 30, 2023 compared to the same period of 2022 was partly offset by the interest expense recognized in first quarter of 2022 related to the accretion of financing liability with Lilly of $0.7 million.

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

Liquidity and Capital Resources

Liquidity

As of June 30, 2023 and December 31, 2022, we had approximately $64.4 million and $58.2 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$1,856	$(38,548)
Investing activities	3,747	43,724
Financing activities	18,750	3,135
Net increase in cash and cash equivalents	$24,353	$8,311

Net cash provided in operating activities for the six months ended June 30, 2023 was primarily due the proceeds from sales of our products (TAVALISSE and REZLIDHIA), cash receipt from our collaboration partners, including the $20.0 million regulatory milestone payment from Kissei received in January 2023, and cash received from the awards granted by the US Department of Defense, partially offset by the payments of our operating expenses. Net cash used in operating activities for the six months ended June 30, 2022 was primarily due to payments for our operating expenses, partially offset by the proceeds from sales of our product (TAVALISSE), and cash received from collaboration partners.

Net cash provided by investing activities for the six months ended June 30, 2023 comprises net maturities of short-term investments of $18.6 million and proceeds from sale of property and equipment of $0.1 million, partially offset by the payment of milestone obligations to Forma (now Novo Nordisk) recorded as intangible assets of $15.0 million. Net cash provided by investing activities for the six months ended June 30, 2022 comprises net maturities of short-term investments of $43.6 million and proceeds from sale of property and equipment of $0.3 million, partially offset by purchases of property and equipment of $0.2 million.

Net cash provided by financing activities for the six months ended June 30, 2023 was primarily due to the net cash proceeds from term loan financing (Tranche 5) of $20.0 million and proceeds from exercise of stock options and participation in the Purchase Plan of $0.6 million, partially offset by our cost share payments to Lilly of $1.8 million. Net cash provided by financing activities for the six months ended June 30, 2022 was primarily due to the net cash proceeds from term loan financing (Tranche 3) of $9.9 million and proceeds from exercise of stock options and participation in the Purchase Plan of $1.5 million, partially offset by our payment of cost share to Lilly of $8.3 million.

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

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of June 30, 2023, total future contingent payments to us under our existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 – Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In January 2021, we were awarded $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Under the agreement with the US Department of Defense, we are entitled to receive such award based on the agreed-upon payment schedule, subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. Through June 30, 2023, we received $16.0 million of the awards which we recognized as revenue in the respective periods, with remaining $0.5 million available, subject to us meeting certain milestone and approval by the US Department of Defense that such milestone has been met, as specified in the agreement.

In August 2020, we entered into an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have a shelf registration statement filed with the SEC that was declared effective on May 3, 2022, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of June 30, 2023, we have not sold any shares of common stock under such Open Market Sale Agreement.

We have a Credit Agreement with MidCap entered in September 2019, and subsequently amended in March 2021 (First Amendment), in February 2022 (Second Amendment) and in July 2022 (Third Amendment). The Credit Agreement provides for $60.0 million term loan credit facility, which was fully funded as of June 30, 2023. To date, no remaining funds are available for draw under the term loan credit facility with Midcap.

Our operations will require significant additional funding in the foreseeable future. Unless and until we can generate sufficient cash from our operating activities, we may choose to raise additional funds through public and/or private offerings of equity securities, debt financings, or from other sources. However, certain external factors such as global pandemics, conflicts in Russia and Ukraine, political and economic legislations, and other factors may continue to rapidly evolve which could significantly disrupt the global financial markets. Our ability to raise additional funds may be adversely impacted by potential worsening of global economic conditions and volatility in the credit and financial markets in the US and worldwide. We could experience an inability to access additional funds, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make important, opportunistic investments. To the extent that we raise additional funds through the sale of equity, our shareholders’ ownership interest may experience substantial dilution. Our current credit facility with MidCap and any debt financing that we can obtain in the future may involve operating covenants that may restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend upon many factors, including, but not limited to:

●	the ongoing costs to commercialize our products, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;
●	our ability to generate expected revenue from our commercialization efforts;
●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	our ability to meet operating covenants under our current and future credit facilities, if any;
●	our ability to enter into partnering opportunities across our pipeline within and outside the US;
●	the costs and timing of regulatory filings and approvals by us and our collaborators;
●	the progress of research and development programs carried out by us and our collaborative partners;
●	any changes in the breadth of our research and development programs;
●	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;
●	our ability to acquire or license other technologies or compounds that we may seek to pursue;
●	our ability to manage our growth;
●	competing technological and market developments;
●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights, including regulatory rights such as regulatory data exclusivities; and
●	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

As discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our global exclusive license agreement and strategic collaboration agreement with Lilly, we are responsible for funding the development costs for R552 in the US, Europe, and Japan, up to $65.0 million through April 1, 2024. Through June 30, 2023, Lilly billed us $16.9 million of the funding development costs and the amounts were fully paid as of June 30, 2023. We have the right to opt-out of co-funding of development costs at two different specified times. If we decide not to exercise our opt-out rights, we will be required to share in global development costs up to certain amounts at a specified cap, as set forth in the agreement.

Additionally, as discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our license and transition services agreement, Forma (now Novo Nordisk) is entitled to potential development and regulatory milestone payments of up to $67.5 million, commercial milestone payments of up to $165.5 million, and tiered royalty payments. As of December 31, 2022, certain milestones were met which entitled Forma (now Novo Nordisk) to receive $17.5 million milestone payments, of which, $2.5 million was paid in the fourth quarter of 2022 and $15.0 million was paid in the first quarter of 2023. No new milestone was met during the six months ended June 30, 2023.

As of June 30, 2023, we have a contractual commitment related to our leased facilities of $1.4 million, with approximately $0.7 million payable within 12 months. See “Note 10 – Leases” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussions of our leases.

As discussed above, we have a contractual commitment with respect to our credit facility with MidCap. Under the amended Credit Agreement, the term loans mature on September 1, 2026, and the interest-only period is through October 1, 2024. The interest rate applicable to the term loans under the amended Credit Agreement is the sum of one-month SOFR, plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%. A final payment fee of 2.5% of principal is due at maturity date of the term loans. As of June 30, 2023, the outstanding principal amount of the loan was $60.0 million, and no principal payments are due within 12 months. We are also obligated to pay annual administrative fees. As of June 30, 2023, future interest calculated using the base interest rate as per the Credit Agreement, and the final fee payments associated with the credit facility amounted to $11.7 million, with approximately $4.4 million payable within 12 months.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments and outstanding loans. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the six months ended June 30, 2023 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. In July 2022, we filed a lawsuit in the United States District Court for the District of New Jersey against Annora and its subsidiaries for infringement of certain of our US patents. In September 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of certain patents. We served an answer to Annora’s counterclaims in October 2022. Annora served invalidity and non-infringement contentions in December 2022. We served an answer to Annora’s invalidity and non-infringement contentions in March 2023. Litigation continues with preparation for Markman hearing expected later this year. We intend to vigorously enforce and defend our intellectual property related to TAVALISSE. For a more detailed discussion of this litigation matter, see Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K as of December 31, 2022.

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

Risk Factor Summary

●	Our prospects are highly dependent on our commercial products, TAVALISSE® (fostamatinib disodium hexahydrate) and REZLIDHIA™ (olutasidenib). To the extent that the commercial success of our products in the US and respective territories outside of the US is diminished or halted, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.
●	We may not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and/or approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates. If the results of our clinical trials do not meet the primary efficacy endpoints, or if the top-line data from the results of our clinical trials may not ultimately meet the requirements for an NDA approval by the FDA and other regulatory authorities, the commercial prospects of our business may be harmed, and our ability to generate product revenues may be delayed or eliminated.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize our products or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, unfavorable health technology assessments (HTA), third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
●	If we are unable to successfully market and distribute our products and retain experienced commercial personnel, our business will be substantially harmed.
●	We are subject to stringent and evolving healthcare regulatory, privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, audits, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.
●	If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.
●	Unforeseen safety issues could emerge with our products that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
●	We rely and may continue to rely on third party distribution facilities for the sale of our products and potential sale of any of our product candidates. If any or all of them become subject to adverse findings from inspections or face other difficulties to operate, then the distribution of our products may be interrupted or otherwise adversely affected.
●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution, if any, of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow may be diminished, and the capital necessary to fund our operations will be increased.
●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property and data exclusivity and similar regulatory rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities, partnering and commercialization activities.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals, including as a result of business or other interruptions resulting from, if any, potential future impacts of a pandemic or global economic slowdown, could adversely affect our business and operations.

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

Because of the uncertainty of whether the accumulated preclinical evidence (PK, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. For example, we initiated our FORWARD study, a Phase 3 pivotal trial of fostamatinib in patients with wAIHA in March 2019, completed the enrollment in November 2021 and completed the treatment period for the last patient under the trial in April 2022. In June 2022, we announced top-line efficacy and safety data results of our FORWARD study, and the results of the trial did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on the result of the trial and the guidance from the FDA, we did not file an sNDA for this indication. Further, we may experience errors in the analysis of our clinical trial results. For example, we conducted our Phase 3 clinical trial to evaluate safety and efficacy of fostamatinib in hospitalized COVID-19 patients which we launched in November 2020 and completed the enrollment on this trial in July 2022. We previously announced in November 2022 the top-line results did not meet statistical significance in the primary efficacy endpoint. Upon further analysis, we discovered an error by the CRO in the application of a statistical stratification factor. After correcting for this statistical error, the primary endpoint of the study was met. However, given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, US Department of Defense and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an EUA or sNDA.

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

European data protection laws, including the EU GDPR, generally also restrict the transfer of personal information from Europe to the US and most other countries that are not recognized as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing US companies to import personal information from Europe has been certification to the EU-US Privacy Shield and Swiss-US Privacy Shield frameworks administered by the US Department of Commerce. However, the Court of Justice of the European Union (CJEU) issued a decision in July 2020 invalidating the EU-US Privacy Shield framework as a data transfer mechanism (Schrems II) and imposing further restrictions on the use of standard contractual clauses (SCCs). The SCCs were subsequently updated by the EC and these now place a contractual obligation on the parties, to carry out a transfer privacy impact assessment, which, among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in Europe. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-US Privacy Shield framework are no longer lawful. On October 7, 2022, the US President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (DPF) and on July 10, 2023, the EC also adopted its adequacy decision to reflect its view that the new Executive Order and DPF, is able to meet the concerns raised in Schrems II. In turn, entities relying on SCCs for transfers to the US are able to rely on the analysis in the EC’s adequacy decision as support for their transfer impact assessments. Importantly, the US Department of Commerce has also announced that companies will also immediately be able to self-certify to the UK and Swiss extensions of the DPF, but that the UK component will not be live until the finalization of the separate and ongoing UK-U.S. adequacy process. Given the above, any transfers by us or our third-party vendors, collaborators or others of personal information from Europe to the US or elsewhere may not comply with European data protection laws, may increase our exposure to European data protection laws’ heightened sanctions for cross-border data transfer restrictions may restrict our clinical trial activities in Europe and may limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Following the UK’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but that process personal information either in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR, the requirements of which are (at this time) largely aligned with those under the EU GDPR, and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Government published its own form of EU SCCs, known as the International Data Transfer Agreement (IDTA) and International Data Transfer Addendum (UK Addendum) to the new EU SCCs. The UK Information Commissioner’s Office (ICO) has also published its version of the transfer impact assessment and revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and US, as outlined above, there is an ongoing UK-US adequacy process which, once finalized, will extend the DPF to apply also to transfers from the UK.

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

In addition to data privacy requirements, many jurisdictions impose mandatory clinical trial information obligations on sponsors. In the EU, such obligations arise under the Transparency Regulation No 1049/ 2001, EMA Policy 0043, EMA Policy 0070 and the Clinical Trials Regulation No 536/2014, all of which impose on sponsors the obligation to make publicly available certain information stemming from clinical studies. In the EU, the transparency framework provides EU-based parties the right to submit an access to documents request to the EMA for information included in the MAA dossier for approved medicinal products. Only very limited information is exempted from disclosure, i.e., commercially confidential information (which is construed increasingly narrowly) and protected personal data. It is possible for competitors to access and use this data in their own research and development programs anywhere in the world, once this data is in the public domain.

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

With respect to clinical development, in response to the COVID-19 pandemic, we had taken, and may continue to take, measures to implement remote and virtual approaches, including remote patient monitoring where possible and working with our investigators for appropriate care of these patients in a safe manner. Due to the effects of COVID-19 pandemic, we had experienced a number of our clinical trial investigators either paused, postponed or delayed new patient enrollment and restricted site visits of existing patients enrolled. In the event that a global pandemic occurs in the future, we may need to make decisions on a country-by-country basis to minimize risk to the patients and clinical trial sites. We may also rely heavily on our clinical trial investigators to inform us of the best course of action with respect to resuming enrollment/screening, considering the ability of sites to ensure patient safety or data integrity. We experienced slower than anticipated enrollment in some of our clinical trials due to adverse effects of COVID-19 pandemic, and in the future, we may experience adverse impact of a global pandemic on our clinical trials, including the timing thereof, or our ability to continue to treat patients enrolled in our trials, enroll and assess new patients, supply study drugs and obtain complete data points in accordance with study protocol.

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

To help patients afford our products, we have a manufacturer-sponsored patient assistance program that helps financially needy patients in the US. This type of program has become the subject of enforcement scrutiny in recent years. For example, some pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. In addition, certain state and federal enforcement authorities have pursued investigations and settlements and members of Congress have initiated inquiries about manufacturer-sponsored patient support programs, including, for example, manufacturer-sponsored patient assistance programs, co-payment assistance programs, and manufacturer contributions to independent charitable patient assistance programs. Moreover, the Department of Health and Human Services, Office of the Inspector General continues to publish advisory opinions and other agency guidance on the topic of patient assistance, which reflects the government’s continued scrutiny of manufacturer sponsored or supported patient assistance programs. Numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient support programs and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may be proposed that would establish requirements or restrictions with respect to these programs and/or support that would affect pharmaceutical manufacturers.

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

If we or others identify additional undesirable side effects caused by our products after approval:

●	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, or field alerts to physicians and pharmacies;
●	regulatory authorities may withdraw their approval of the product and require us to take our approved drugs off the market or suspend their commercialization until the identified issues have been satisfactorily addressed;
●	we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy (REMS);
●	we may have additional limitations on how we promote our drugs;
●	third-party payors may limit coverage or reimbursement for our products;
●	sales of our products may decrease significantly;
●	we may be subject to litigation or product liability claims; and
●	our reputation may suffer.

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

●	relative convenience and ease of administration;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the willingness of physicians to change their current treatment practices;
●	any additional support that may be required to administer the treatment to patients;
●	the willingness of hospitals and hospital systems to include our product candidates as treatment options;
●	demonstration of efficacy and safety in clinical trials;
●	the prevalence and severity of any side effects;
●	the ability to offer product candidates for sale at competitive prices;
●	the price we charge for our product candidates;
●	the strength of marketing and distribution support; and
●	the availability of third-party coverage and adequate reimbursement and the willingness of patients to pay out-of-pocket in the absence of such coverage and adequate reimbursement.

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

We have indebtedness in the form of a term loan pursuant to the Credit Agreement (as defined below) with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.*

We entered into the Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, and July 27, 2022. The Credit Agreement provides for a $60.0 million term loan credit facility. As of June 30, 2023, the outstanding principal balance of the loan was $60.0 million, and no remaining funds were available under the term loan credit facility. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 9 – Debt” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

Our distribution operations for the sale of our products are currently concentrated in two distribution centers owned by a third-party logistics provider. Additionally, our distribution operations, if and when we launch any of our product candidates in the future, may also be concentrated in such distribution centers owned by a third-party logistics provider. Any errors in inventory level management and unforeseen inventory shortage could adversely affect our business. In addition, any significant disruption in the operation of the facility due to natural disaster or severe weather, or events such as fire, accidents, power outages, system failures, or other unforeseen causes, could devalue or damage a significant portion of our inventories and could adversely affect our product distribution and sales until such time as we could secure an alternative facility. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations. If we encounter difficulties with any of our distribution facilities, whether due to the potential future impacts of a global pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, or other problems or disasters arise, we cannot ensure that critical systems and operations will be restored in a timely manner or at all, and this would have an adverse effect on our business. In addition, growth could require us to further expand our current facility, which could affect us adversely in ways that we cannot predict.

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

●	the efficacy and safety of any of our product candidates, including as relative to marketed products and product candidates in development by third parties;
●	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;
●	the rate of adoption in the particular market, including fluctuations in demand for various reasons;
●	potential future impacts, if any, due to a global pandemic;
●	lack of patient and physician familiarity with the drug;
●	lack of patient use and physician prescribing history;
●	lack of commercialization experience with the drug;
●	actual sales to patients may significantly differ from expectations based on sales to wholesalers; and
●	uncertainty relating to when the drug may become commercially available to patients and rate of adoption in other territories.

We expect that our revenues from sales of any of our products will continue to be based in part on estimates, judgment and accounting policies. Any incorrect estimates or disagreements with regulators or others regarding such estimates or accounting policies may result in changes to our guidance, projections or previously reported results. We make estimates for provisions for sales discounts, returns and allowances. Our estimates are based on available customer and payer data received from the specialty pharmacies and distributors, as well as third party market research data. In part, our estimates are dependent on our distribution channel and payer mix. If actual results in the future vary from our estimates, we adjust these estimates, which would affect our net product revenue and earnings in the period such variances become known. Expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

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

Our future funding requirements will depend on many uncertain factors.

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

●	the costs to commercialize our products in the US, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;
●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	potential future impacts, if any, of a global pandemic;
●	the costs and timing of regulatory filings and approvals by us and our collaborators;
●	the progress of research and development programs carried out by us and our collaborative partners;
●	any changes in the breadth of our research and development programs;
●	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;
●	our ability to acquire or license other technologies or compounds that we may seek to pursue;
●	our ability to manage our growth;
●	competing technological and market developments;
●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
●	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

For the six months ended June 30, 2023, we recognized loss from operations of $18.0 million primarily due to higher operating and non-operating expenses, partly offset by our net product sales and collaboration revenues. We have historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for our products. We expect to continue to incur losses from operations, at least in the next 12 months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of our products, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of June 30, 2023, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our ability to compete successfully will depend, in part, on our ability to:

●	identify and validate targets;
●	discover candidate drug compounds that interact with the targets we identify in a safe and efficacious way;
●	attract and retain scientific and product development personnel;
●	recruit subjects into our clinical trials;
●	obtain and maintain required regulatory approvals;
●	obtain patent or other proprietary protection for our new drug compounds and technologies;
●	obtain access to manufacturing resources of the sufficient standard and scale;
●	enter commercialization agreements for our new drug compounds; and
●	obtain and maintain appropriate reimbursement price and positive recommendations by HTA bodies.

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

Although we have regained compliance, the Nasdaq Stock Market LLC may in the future initiate the delisting process with a notification letter if we were to again fall out of compliance. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business, particularly during the COVID-19 pandemic. We also rely on third party vendors and their information technology systems. Despite the implementation of security measures, our recovery systems, security protocols, network protection mechanisms and other security measures and those of our CROs and other contractors and consultants are vulnerable to compromise from natural disasters; terrorism; war; telecommunication and electric failures; traditional computer hackers; malicious code (such as computer viruses or worms); employee error, theft or misuse; denial-of-service attacks; cyber-attacks by sophisticated nation-state and nation-state supported actors including ransomware; or other system disruptions. We receive, generate and store significant and increasing volumes of personal (including health), confidential and proprietary information. There can be no assurance that we, or our collaborators, CROs, third-party vendors, contractors and consultants will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches. Any breakdown, cyber-attack or information security breach could result in a disruption of our drug development programs or other aspects of our business. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, incur significant remediation or litigation costs, result in product development delays, disrupt key business operations, cause loss of revenue and divert attention of management and key information technology resources.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which, among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 (IRA) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. Additionally, beginning in April 2013, the Budget Control Act of 2011 created an automatic reduction of Medicare payments to providers of up to 2%. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 until June 30, 2022. The 2% reduction was then reinstated and has been in effect since June 30, 2022, and will remain in effect (with additional reductions of 2.25% in the first half of 2030 and 3% in the second half of 2030 to offset the COVID-19 suspension) until 2031, unless additional Congressional action is taken. Moreover, on June 16, 2022, the Federal Trade Commission issued a policy statement stating its intension to increase enforcement scrutiny of “exclusionary rebates” to PBMs and other intermediaries that “foreclose competition.” On August 16, 2022, President Biden signed into law the IRA, which, among other reforms, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation with CMS; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discounts obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. On June 9, 2023, CMS released a list of 43 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of July 1, 2023 to September 30, 2023. Additionally, on June 30, 2023, CMS issued guidance detailing the requirements and parameters of the first round of price negotiations for products subject to the “maximum fair price” provision. This negotiation process will occur during 2023 and 2024 and result in maximum prices that will be effective beginning in 2026. It is unclear how future regulatory actions to implement the IRA may affect our products and future profitability.

The Biden administration has also taken executive action to address drug pricing and other healthcare policy changes. For example, on September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation. The Order noted several methods through which the Biden Administration would support the advancement of biotechnology and biomanufacturing in healthcare, and instructed the Department of Health and Human Service to submit, within 180 days of the Order, a report assessing how to use biotechnology and biomanufacturing to achieve medical breakthroughs, reduce the overall burden of disease, and improve health outcomes. On October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. The Executive Order further directed the Secretary of the Department of Health and Human Services to submit, within 90 days after the date of the Executive Order, a report regarding any models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. On February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022, Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

Delays in clinical testing could result in increased costs to us.*

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities, whether due to the impacts of a global pandemic, the Russian-Ukrainian conflict or otherwise. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays from scaling up of a study, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third-party organizations to meet their obligations, whether due to the potential future impacts of a global pandemic, the Russian-Ukrainian conflict or otherwise, could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. For example, any number of those issues could arise with our clinical trials causing a delay. Delays of this sort could occur for the reasons identified above or other reasons. If we have delays in conducting the clinical trials or obtaining regulatory approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.

Due to the effects of the COVID-19 pandemic, for several of our development programs, we had experienced disruption or delay in our ability to enroll and assess patients, maintain patient enrollment, supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in employee resources or otherwise. In addition, in the event that a global pandemic occurs in the future, some patients in our clinical trial may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff may be adversely affected if a global pandemic continues and persists for an extended period of time, and we may experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects in the future.

We have conducted in the past and are currently conducting or may conduct in the future clinical trials in the US and outside US including Ukraine and Russia. Recent actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the US and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine. Further, some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. In addition, clinical trial site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation and monitoring in regions affected by the Russian-Ukrainian conflict including due to the prioritization of hospital resources away from clinical trials or as a result of government-imposed curfews, warfare, violence or other governmental actions or events that restrict movement. We could also experience disruptions in our supply chain or limits our ability to obtain sufficient materials for our drug products in certain regions.

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

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug

Enforcement Administration, the European Medicines Agency, national competent authorities in the EU and UK and other federal and state government and regulatory agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to comply with applicable regulations, whether due to the impacts of a global pandemic or otherwise, could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, warning or similar letters or civil, criminal or administrative sanctions against us, any of which could adversely affect our business.

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

In April 2018, the FDA approved TAVALISSE for the treatment of adult patients with chronic ITP who have had insufficient response to previous treatment. In December 2022, the FDA approved REZLIDHIA for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We commercialize TAVALISSE and REZLIDHIA in the US and we have entered into commercialization agreements with third parties to commercialize fostamatinib outside the US. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping. If we or our suppliers encounter manufacturing, quality or compliance difficulties with respect to our products or any of our product candidates, when and if approved, whether due to the impacts of a global pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial conditions, results of operations and growth prospects.

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

Apart from our internal discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant product candidates. In July 2022, we entered into a license and transition services agreement with Forma (now Novo Nordisk) for an exclusive license to develop, manufacture and commercialize olutasidenib, a proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutations as detected by and FDA-approved test. REZLIDHIA is our second commercial product and is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. The in-licensing and acquisition of product candidates is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms that would allow us to realize an appropriate return on our investment. If we are unable to develop suitable product candidates through internal discovery efforts, whether due to the impacts of a global pandemic or otherwise, or if we are unable to successfully obtain rights to additional suitable product candidates, our business and prospects for growth could suffer. Even if we succeed in our efforts to obtain rights to suitable product candidates, the competitive business environment may result in higher acquisition or licensing costs, and our investment in these potential products will remain subject to the inherent risks associated with the development and commercialization of new medicines. In certain circumstances, we may also be reliant on the licensor for the continued development of the in-licensed technology and their efforts to safeguard their underlying intellectual property.

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

Sustained successful commercialization of our products is subject to many risks and uncertainties, including the impact of a global pandemic on the successful commercialization in the US, as well as the successful commercialization efforts for our products through our collaborative partners. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

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

Market acceptance of fostamatinib will depend on a number of factors, including:

●	the timing of market introduction of the product as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;
●	potential future impacts, if any, due to the effects of a global pandemic and the Russian-Ukrainian conflict;
●	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies, if any;
●	the convenience of prescribing, administrating and initiating patients on the product and the length of time the patient is on the product;
●	the potential and perceived value and advantages of the product over alternative treatments;
●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
●	pricing and the availability of coverage and adequate reimbursement by third-party payors and government authorities;
●	a positive HTA concluding that the product is cost-effective and the HTA bodies issuing a positive recommendation for the use of the product as a first or second line of treatment for the granted therapeutic indication;
●	the prevalence and severity of adverse side effects; and
●	the effectiveness of sales and marketing efforts.

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

In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any of our collaborative partners, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. In particular, we cannot predict to what extent the effects of a global pandemic, depending on its scale and duration, may continue to disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to and demand for our products and our net sales. Adverse pricing limitations may also hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval. Further, even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborative partners receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

If we are unable to successfully market and distribute our products and retain experienced commercial personnel, our business will be substantially harmed.*

We currently have limited experience in marketing and selling pharmaceutical products. As a result, we will be required to expend significant time and resources to maintain a sales force that is credible and compliant with applicable laws in marketing our products. In addition, we must continually train our sales force to ensure that an appropriate and compliant message about our products is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate health care providers regarding the potential benefits and proper administration of our products, our efforts to successfully commercialize our products could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with managing our commercial team, including our potential inability to successfully train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are also competing for talent with numerous commercial and pre-commercial-stage oncology-focused biotechnology companies seeking to build out their commercial organizations, as well as other large pharmaceutical organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. If we cannot maintain effective sales, marketing, market access and product distribution capabilities, whether as a result of a global pandemic or otherwise, we may be unable to realize the commercial potential of our products. Also, to the extent that the commercial opportunities for our products grow over time, we may not properly judge the requisite size and experience of our current commercialization teams or the level of distribution necessary to market and sell our products, which could have an adverse impact on our business, financial condition and results of operations.

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

Due to the effects of a global pandemic, it is also possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19 or other public health emergencies, which could delay or limit our ability to make planned regulatory submissions or develop and commercialize our product candidates on anticipated timelines.

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

In connection with clinical trials of our product candidates, we may face the following risks among others:

●	the product candidate may not prove to be effective;
●	the product candidate may cause harmful side effects;
●	the clinical results may not replicate the results of earlier, smaller trials;
●	we or third parties with whom we collaborate, may be significantly impacted by force majeure events;
●	we, or the FDA or similar foreign regulatory authorities, may delay, terminate or suspend the trials;
●	our results may not be statistically significant;
●	patient recruitment and enrollment may be slower than expected;
●	patients may drop out of the trials or otherwise not enroll; and
●	regulatory and clinical trial requirements, interpretations or guidance may change.

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

General Risk Factors

Global economic conditions could adversely impact our business.*

Deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. More recently, the closures of Silicon Valley Bank (SVB) and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. On March 27, 2023, First Citizens Bank (FCB) announced that it has entered into an agreement with FDIC to purchase all of the asset and liabilities of SVB. Customers of SVB automatically become customers of FCB following the acquisition. We maintain a depository relationship with SVB/FCB. The amount of our cash held on deposit with SVB/FCB was not material with respect our total cash, cash equivalents and short-term investments. All of our cash deposits with SVB/FCB are accessible to us, and we do not anticipate any losses with respect to such funds. Since the March 2023 financial institution failure, there has been a heightened risk and greater focus on the potential failures of other banks in the future. If these banks fail in the future, we may not be able to immediately (or ever) recover our cash in excess of the FDIC insured limits which would adversely impact our operating liquidity and could negatively impact our operations, results of operations and financial performance. Although we believe our exposure is limited, if in the future any of the financial institutions that we maintain depository or lending relationships were to be placed into receivership, we may be unable to access such funds to meet our working capital requirements. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impacted by factors that affect us, the financial institutions with which we credit agreement or arrangements directly, or the financial services industry or economy in general.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

4.3	Warrant issued to HCP BTC, LLC for the purchase of shares of common stock. (6)
10.1#	Rigel Pharmaceuticals, Inc. 2018 Equity Incentive Plan, as amended.
10.2#	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended.
10.3#˄	Amendments 1, 2 and 3 to License and Transition Services Agreement with Forma Therapeutics, Inc.
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)
Date:	August 1, 2023

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)
Date:	August 1, 2023