Form 10-Q
period 2023-09-30
RIGEL PHARMACEUTICALS INC
filed 2023-11-07
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 2, 2023, there were 174,369,503 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of
	September 30, 2023	December 31, 2022 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,414	$24,459
Short-term investments	16,937	33,747
Accounts receivable, net	23,546	40,320
Inventories	6,112	9,118
Prepaid and other current assets	3,015	8,259
Total current assets	95,024	115,903
Property and equipment, net	190	857
Intangible asset, net	14,146	14,949
Operating lease right-of-use assets	1,008	1,930
Other assets	4,956	640
Total assets	$115,324	$134,279
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$7,999	$22,508
Accrued compensation	8,093	8,866
Accrued research and development	5,754	7,708
Revenue reserves and refund liability	14,543	12,145
Other accrued liabilities	5,030	6,485
Lease liabilities, current portion	673	1,133
Deferred revenue	1,355	1,369
Other long-term liabilities, current portion	4,826	4,997
Total current liabilities	48,273	65,211
Long-term portion of lease liabilities	466	972
Loans payable, net of discount	59,659	39,448
Other long-term liabilities	38,760	42,264
Total liabilities	147,158	147,895

Commitments

Stockholders’ deficit:
Preferred stock	—	—
Common stock	175	174
Additional paid-in capital	1,376,293	1,368,822
Accumulated other comprehensive loss	(15)	(153)
Accumulated deficit	(1,408,287)	(1,382,459)
Total stockholders’ deficit	(31,834)	(13,616)
Total liabilities and stockholders’ deficit	$115,324	$134,279
(1)	The balance sheet as of December 31, 2022 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 7, 2023.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$27,129	$19,188	$74,755	$53,935
Contract revenues from collaborations	1,005	722	5,335	12,529
Government contract	—	2,500	1,000	2,500
Total revenues	28,134	22,410	81,090	68,964
Costs and expenses:
Cost of product sales	1,268	250	3,320	1,407
Research and development	6,475	14,666	21,336	44,907
Selling, general and administrative	24,856	25,897	78,891	80,279
Total costs and expenses	32,599	40,813	103,547	126,593
Loss from operations	(4,465)	(18,403)	(22,457)	(57,629)
Interest income	672	192	1,594	255
Interest expense	(1,899)	(826)	(4,965)	(2,600)
Net loss	$(5,692)	$(19,037)	$(25,828)	$(59,974)

Net loss per share, basic and diluted	$(0.03)	$(0.11)	$(0.15)	$(0.35)
Weighted average shares used in computing net loss per share, basic and diluted	174,364	172,836	173,897	172,256

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,692)	$(19,037)	$(25,828)	$(59,974)
Other comprehensive gain (loss):
Net unrealized gain (loss) on short-term investments	10	152	138	(184)
Comprehensive loss	$(5,682)	$(18,885)	$(25,690)	$(60,158)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 1, 2023	173,398,645	$174	$1,368,822	$(153)	$(1,382,459)	$(13,616)
Net loss	—	—	—	—	(13,536)	(13,536)
Net change in unrealized gain on short-term investments	—	—	—	126	—	126
Issuance of common stock upon exercise of options	952	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units (RSUs)	266,256	—	—	—	—	—
Stock-based compensation expense	—	—	2,768	—	—	2,768
Balance as of March 31, 2023	173,665,853	174	1,371,591	(27)	(1,395,995)	(24,257)
Net loss	—	—	—	—	(6,600)	(6,600)
Net change in unrealized gain on short-term investments	—	—	—	2	—	2
Issuance of common stock upon exercise of options and participation in Purchase Plan	523,795	1	553	—	—	554
Issuance of common stock upon vesting of RSUs	168,750	—	—	—	—	—
Stock-based compensation expense	—	—	2,186	—	—	2,186
Balance as of June 30, 2023	174,358,398	$175	$1,374,330	$(25)	$(1,402,595)	$(28,115)
Net loss	—	—	—	—	(5,692)	(5,692)
Net change in unrealized gain on short-term investments	—	—	—	10	—	10
Issuance of common stock upon exercise of options	8,830	—	8	—	—	8
Stock-based compensation expense	—	—	1,955	—	—	1,955
Balance as of September 30, 2023	174,367,228	$175	$1,376,293	$(15)	$(1,408,287)	$(31,834)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of January 1, 2022	171,602,226	$172	$1,354,190	$(102)	$(1,323,886)	$30,374
Net loss	—	—	—	—	(27,445)	(27,445)
Net unrealized loss on short-term investments	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of options	420,521	—	940	—	—	940
Issuance of common stock upon vesting of RSUs	22,500	—	—	—	—	—
Stock-based compensation expense	—	—	3,243	—	—	3,243
Balance as of March 31, 2022	172,045,247	172	1,358,373	(416)	(1,351,331)	6,798
Net loss	—	—	—	—	(13,492)	(13,492)
Net unrealized loss on short-term investments	—	—	—	(22)	—	(22)
Issuance of common stock upon exercise of options and participation in Purchase Plan	609,839	1	598	—	—	599
Issuance of common stock upon vesting of RSUs	181,250	—	—	—	—	—
Stock-based compensation expense	—	—	2,440	—	—	2,440
Balance as of June 30, 2022	172,836,336	$173	$1,361,411	$(438)	$(1,364,823)	$(3,677)
Net loss	—	—	—	—	(19,037)	(19,037)
Net unrealized gain on short-term investments	—	—	—	152	—	152
Stock-based compensation expense	—	—	2,728	—	—	2,728
Balance as of September 30, 2022	172,836,336	$173	$1,364,139	$(286)	$(1,383,860)	$(19,834)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(25,828)	$(59,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,873	8,305
Loss (gain) on sale and disposal of fixed assets	376	(465)
Depreciation and amortization	945	714
Non-cash interest expense	—	682
Net amortization and accretion of discount on short-term investments and term loan	(219)	116
Changes in assets and liabilities:
Accounts receivable, net	16,774	(53)
Inventories	(1,359)	(394)
Prepaid and other current assets	5,244	1,255
Other assets	85	490
Right-of-use assets	922	6,712
Accounts payable	491	(999)
Accrued compensation	(773)	(1,917)
Accrued research and development	(1,954)	(2,810)
Revenue reserves and refund liability	2,398	3,274
Other accrued liabilities	(1,455)	1,637
Lease liability	(966)	(7,337)
Deferred revenue	(14)	(1,227)
Other current and long-term liabilities	(1,043)	142
Net cash provided by (used in) operating activities	497	(51,849)
Investing activities
Maturities of short-term investments	35,650	80,062
Purchases of short-term investments	(18,222)	(26,049)
Purchases of intangible asset	(15,000)	—
Proceeds from sale of property and equipment	149	543
Purchases of property and equipment	—	(377)
Net cash provided by investing activities	2,577	54,179
Financing activities
Net proceeds from term loan financing	19,950	19,542
Net proceeds from issuances of common stock upon exercise of options and participation in Purchase Plan	563	1,539
Cost share payments to a collaboration partner	(2,632)	(12,435)
Net cash provided by financing activities	17,881	8,646
Net increase in cash and cash equivalents	20,955	10,976
Cash and cash equivalents at beginning of period	24,459	18,890
Cash and cash equivalents at end of period	$45,414	$29,866
Supplemental disclosure of cash flow information
Interest paid	$4,167	$1,549

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

We have a receptor-interacting serine/threonine-protein kinase 1 (RIPK1) inhibitor program in clinical development with our partner Eli Lilly and Company (Lilly). We also have product candidates in clinical development with partners BerGenBio ASA (BerGenBio) and Daiichi Sankyo (Daiichi).

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

Liquidity

As of September 30, 2023, we had approximately $62.4 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing, contract payments under our collaboration agreements and from product sales.

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

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	34,284	32,687	34,284	32,687
RSUs	1,937	1,174	1,937	1,174
Purchase Plan	309	398	309	398
Total	36,530	34,259	36,530	34,259

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales:
Gross product sales	$38,585	$26,977	$105,239	76,022
Discounts and allowances	(11,456)	(7,789)	(30,484)	(22,087)
Total product sales, net	27,129	19,188	74,755	53,935
Revenues from collaborations:
License revenues	—	—	—	2,545
Development milestones	75	—	75	5,000
Royalty, delivery of drug supplies and others	930	722	5,260	4,984
Total revenues from collaborations	1,005	722	5,335	12,529
Government contract	—	2,500	1,000	2,500
Total revenues	$28,134	$22,410	$81,090	$68,964

Revenue from product sales are related to sales of our commercial products, TAVALISSE and REZLIDHIA, to our specialty distributors. For detailed discussions of our revenues from collaboration and government contract, see “Note 4 – Sponsored Research and License Agreements and Government Contract.”

Our net product sales include gross product sales, net of chargebacks, discounts and fees, government and other rebates and returns. Of the total discounts and allowances from gross product sales for the nine months ended September 30, 2023 and 2022, $29.7 million and $19.7 million, respectively, was accounted for as additions to revenue reserves and refund liability, and $0.8 million and $2.4 million, respectively, as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the condensed balance sheet. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within revenue reserves and refund liability, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2023	$6,213	$2,636	$3,296	$12,145
Provision related to current period sales	23,150	5,932	623	29,705
Credit or payments made during the period	(21,504)	(5,631)	(172)	(27,307)
Balance as of September 30, 2023	$7,859	$2,937	$3,747	$14,543

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2022	$3,404	$2,494	$2,017	$7,915
Provision related to current period sales	14,475	4,130	1,045	19,650
Credit or payments made during the period	(11,920)	(4,257)	(199)	(16,376)
Balance as of September 30, 2022	$5,959	$2,367	$2,863	$11,189

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
McKesson Specialty Care Distribution Corporation	49%	44%	46%	38%
Cardinal Healthcare	28%	27%	27%	22%
ASD Healthcare and Oncology Supply	18%	25%	20%	21%
Kissei	*	*	*	11%

4.	Sponsored Research and License Agreements and Government Contract

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of September 30, 2023, we are a party to collaboration agreements with Lilly to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications, including chronic ITP and autoimmune hemolytic anemia (AIHA), in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States); with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Kissei territory which includes Japan, China, Taiwan and the Republic of Korea; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Medison territory which includes Canada and Israel; and with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, including chronic ITP and AIHA, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean (Knight territory).

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio for the development and commercialization of AXL receptor tyrosine kinase (AXL) inhibitors in oncology, and with Daiichi to pursue research related to murine double minute 2 (MDM2) inhibitors, a novel class of drug targets called ligases.

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of September 30, 2023, total future contingent payments to us under all of the above existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. Of this amount, $279.5 million relates to the achievement of development events, $263.1 million relates to the achievement of regulatory events and $796.0 million relates to the achievement of certain commercial events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

Global Exclusive License Agreement with Lilly

We have a global exclusive license agreement and strategic collaboration with Lilly (Lilly Agreement) entered in February 2021, which became effective on March 27, 2021, upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, to develop and commercialize R552 for the treatment of non-CNS diseases. In addition, the collaboration is aimed at developing additional RIPK1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the Lilly Agreement, we granted Lilly the exclusive rights to develop and commercialize R552 and related RIPK1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

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

Under the Lilly Agreement, we are responsible for performing and funding initial discovery and identification of CNS disease development candidates. Following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates. We are responsible for 20% of development costs for R552 in the US, Europe, and Japan, up to a specified cap, and Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. Pursuant to the terms of the Lilly Agreement, we have the right to opt-out of co-funding the R552 development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Prior to us providing our first opt-out notice as discussed below, under the Lilly Agreement, we were required to fund our share of the R552 development activities up to a maximum funding commitment of $65.0 million through April 1, 2024.

On September 28, 2023, we entered into an amendment to the Lilly Agreement which provides, among others that if we exercise our first opt-out right, we have the right to opt-in to the co-funding of R552 development, upon us providing notice to Lilly within 30 days of certain events as specified in the Lilly Agreement, and as a result receive greater royalties from sales. If we decide to exercise our opt-in right, we will be required to continue to share in global development costs, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement.

On September 29, 2023, we provided the first opt-out notice to Lilly. We will continue to fund our share of the R552 development activities up to $22.6 million through April 1, 2024 as provided for in the amended Lilly Agreement.

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

At the inception of the Lilly Agreement, given our rights to opt-out from the development of R552, we believed at the minimum, we had a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense is accreted on such liability over the expected commitment period, adjusted for timing of expected cost share payments. No interest was accreted during the nine months ended September 30, 2023, and $0.7 million of interest was accreted during the nine months ended September 30, 2022. Through September 30, 2023, Lilly billed us $17.7 million for our share of development costs, and the amount was fully paid as of September 30, 2023. As of September 30, 2023 and December 31, 2022, the outstanding liability to Lilly was $43.6 million and $46.2 million, respectively, and included within other long-term liabilities, current portion, and other long-term liabilities in the condensed balance sheet. As discussed above, following the amendment to the Lilly Agreement, and us providing the first opt-out notice to Lilly, our cumulative share of the R552 development cost is now capped at $22.6 million through April 1, 2024. Although our cumulative share of the development cost is now at the specified cap that is less than our outstanding recorded liability at the balance sheet date, such excess amount has not been recognized as revenue because we cannot conclude that it is probable that a significant reversal of the amount of revenue, if recognized, will not occur until the likelihood of us exercising our opt-in right becomes remote, or when the opt-in right period lapses.

At the inception, we allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. The transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue upon delivery of the non-CNS penetrant IP to Lilly during the first quarter of 2021. The transaction price allocated to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly using the input method, since we were required to perform additional research and development efforts before the final acceptance of the license by Lilly. In June 2022, Lilly provided notice of continuance pursuant to the terms of the Lilly Agreement, whereby Lilly elected its option to lead the identification and selection of CNS penetrant lead candidate. As such, we recognized the remaining outstanding deferred revenue in the second quarter of 2022. For the three and nine months ended September 30, 2022, we recognized no revenue and $0.5 million of revenue, respectively, associated with the delivery of CNS penetrant IP. No such revenue was recognized in the three and nine months ended September 30, 2023.

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

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 study in AIHA. We allocated the transaction price to the distinct performance obligations in our collaboration agreement based on our best estimate of the relative standalone selling price, and recognized the corresponding revenue in the periods we satisfied the performance obligations. As of September 30, 2023, there was no outstanding deferred revenue. In the three and nine months ended September 30, 2022, we recognized $0.2 million and $0.7 million, respectively, of revenue associated with such remaining performance obligation.

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

We entered into a Commercial Supply Agreement with Grifols in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols order from us pursuant to and in accordance with the agreement. Prior to the Commercial Supply Agreement, we had a Drug Product Purchase Agreement with Grifols entered in December 2019. During the three and nine months ended September 30, 2023, we recognized no revenue and $2.8 million of revenue, respectively, related to delivery of drug supply to Grifols. During the three and nine months ended September 30, 2022, we recognized $0.4 million and $1.6 million of revenue, respectively, related to delivery of drug supply to Grifols.

We began recognizing royalty revenue from Grifols included within contract revenues from collaboration beginning in the third quarter of 2022. For the three and nine months ended September 30, 2023, we recognized $0.8 million and $2.3 million, respectively, of royalty revenue from Grifols. For the three and nine months ended September 30, 2022, we recognized $0.1 million of royalty revenue from Grifols.

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

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) supply of fostamatinib for clinical use and (c) material right associated with discounted fostamatinib that is supplied for use other than clinical or commercial. In addition, we will provide commercial product supply if the product is approved in the licensed territory. We concluded that each of these performance obligations is distinct. We determined that the upfront fee of $33.0 million represented the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price and recognized the corresponding revenue in the period we satisfied the performance obligations. As of September 30, 2023 and December 31, 2022, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million.

For the three and nine months ended September 30, 2022, we recognized an immaterial amount of revenue and $2.6 million of revenue, respectively, related to the delivery of fostamatinib supply to Kissei mainly for commercial use. No such revenue was recognized during the three and nine months ended September 30, 2023.

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

Medison Commercial and License Agreements

We have two exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory, pursuant to which, we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for this agreement under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. We determined that the non-refundable upfront fee of $5.0 million represented the transaction price. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. The buyback option precludes us from transferring control of the license to Medison under ASC 606. We believed that the buyback provision, if exercised, will require us to repurchase the license at an amount equal to or more than the upfront $5.0 million. As such, this arrangement was accounted for as a financing arrangement. Interest expense was accreted on such liability over the expected buyback period. We also billed Medison for the delivery of drug supplies for clinical use which we previously deferred and included within the outstanding financing liability considering the buy-back provision.

The decision to exercise the buyback option is dependent on many factors including management’s cost and benefit assessments and the success of obtaining regulatory approval for the treatment of AIHA in Canada. In June 2022, we reported the top-line results from our Phase 3 trial of fostamatinib in warm autoimmune hemolytic anemia (wAIHA) which showed that the trial did not demonstrate statistical significance in the primary efficacy endpoint in the overall study population. We also announced in early October 2022 that we will not file a supplemental new drug application (sNDA) for wAIHA indication considering the top-line data results and the guidance received from the FDA. With these developments, we assessed our options path forward, including our buyback option right with regards to the Medison license agreement. Based on management’s assessment, the likelihood of exercising the buy-back option right was remote. As such, during the fourth quarter of 2022, we relieved the outstanding financing liability to Medison amounting to $5.7 million and recognized such amount as collaboration revenue in accordance with ASC 606. There was no outstanding financing liability to Medison as of September 30, 2023 and December 31, 2022.

During the three and nine months ended September 30, 2023, we recognized $0.2 million of revenue related to the delivery of drug supplies to Medison and a milestone pursuant to the commercial and license agreement. No such revenue was recognized during the three and nine months ended September 30, 2022.

Knight Commercial License and Supply Agreement

We have commercial license and supply agreements with Knight entered in May 2022 for the commercialization of fostamatinib for approved indications in Knight territory. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We accounted for this agreement under ASC 606 and identified that the upfront payment was a consideration for granting Knight the license to commercialize fostamatinib for approved indication in the Knight territory, and no further material deliverables associated to such upfront payment. As such, we recognized the upfront payment as revenue during the second quarter of 2022. Variable consideration related to future regulatory milestones was fully constrained because we cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based milestones and royalties, we determined that the license is the predominant item to which the royalties or sales-based milestones relate to. Accordingly, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement.

Government Contract - US Department of Defense’s JPEO-CBRND

In January 2021, we were awarded up to $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. The amount of award we will receive from the US Department of Defense is subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. We record government contract revenue in the statement of operations in the period when it is probable that we will receive the award, which is when we comply with the conditions associated with the award and obtain approval from the US Department of Defense that such conditions have been met. We recognized no revenue and $1.0 million of revenue for three and nine months ended September 30, 2023, respectively, and $2.5 million of revenue for the three and nine months ended September 30, 2022, related to this grant upon achievement of certain milestones. Through September 30, 2023, we received $16.0 million of the award which we recognized as revenue in the respective periods, with remaining $0.5 million available, subject to us meeting a certain milestone and approval by the US Department of Defense that such milestone has been met, as specified in the agreement.

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

The transaction was accounted for as an acquisition of asset under ASC 730, Research and Development. In accordance with the guidance, in a transaction accounted for as an asset acquisition, any acquired IPR&D that does not have alternative future use is charged to expense at the acquisition date. At the acquisition date, the acquired license asset was accounted for as IPR&D, and we anticipated no other economic benefit to be derived from such acquired licensed asset other than the primary indications. As such, we accounted for the upfront fee of $2.0 million as IPR&D and recorded such cost within research and development expense in the condensed statements of operations in the three and nine months ended September 30, 2022.

Under the accounting guidance, we account for contingent cash payments when it is probable that a liability is incurred and the amount can be reasonably estimated. We account for milestone payment obligations incurred at development stage and prior to a regulatory approval of an indication associated with the acquired licensed asset as research and development expense when the event requiring payment of the milestone occurs. Milestone payment obligations incurred upon and after a regulatory approval of an indication associated with the acquired licensed asset, and at the commercial stage, are recorded as intangible asset when the event requiring payment of the milestones occurs. The amount recorded as intangible asset is amortized over the estimated useful life of the acquired licensed asset. Royalty payments related to the acquired licensed asset is recorded as cost of sales when incurred. Prior to the FDA approval of REZLIDHIA in December 2022, we achieved certain regulatory milestone which entitled Forma (now Novo Nordisk) to receive a $2.5 million milestone payment. Because such milestone payment obligation was incurred prior to a regulatory approval of an indication associated with the acquired licensed asset, we recorded such amount as research and development expense in the fourth quarter of 2022. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with susceptible IDH1 mutations as detected by an FDA-approved test. Following the FDA approval, we launched REZLIDHIA and made first shipments of the product to our customers in December 2022. With this FDA approval and first commercial sale of the product, Forma (now Novo Nordisk) was entitled to receive a total of $15.0 million milestone payments. Since such milestone payment obligations were incurred upon and after regulatory approval of the product, we recorded such amount as intangible asset on our condensed balance sheet in the fourth quarter of 2022. The $15.0 million in milestone payment obligation was outstanding as of

December 31, 2022 and included within accounts payable in our condensed balance sheet. Such amount was paid in the first quarter of 2023.

During the three and nine months ended September 30, 2023, we recognized amortization of intangible asset of $0.3 million and $0.8 million, respectively, and royalty expense of $0.4 million and $1.0 million, respectively, related to the license and transition services agreement as discussed above. Such costs were included within cost of sales in our condensed statements of operations. No such expenses were recognized during the three and nine months ended September 30, 2022.

5.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative	$1,596	$2,119	$5,127	$6,791
Research and development	347	588	1,746	1,514
Total stock-based compensation expense	$1,943	$2,707	$6,873	$8,305

Stock-based compensation expense within research and development in the nine months ended September 30, 2023 include an incremental charge of approximately $0.5 million from stock option modifications recorded in the first quarter of 2023 related to the acceleration of vesting and extension of exercise period of vested stock option grants made to a former officer whose employment ended in March 2023. Stock-based compensation expense within selling, general and administrative in the nine months ended September 30, 2022 include an incremental charge of approximately $0.8 million from stock option modifications recorded in the first quarter of 2022 related to the extension of the exercise period of the stock option grants made to our two former Board of Directors whose terms expired in May 2022.

During the nine months ended September 30, 2023, we granted stock options to purchase 3,186,000 shares of common stock with weighted-average grant-date fair value of $1.34 per share, and 24,837 stock options were exercised. As of September 30, 2023, there were 34,283,826 stock options outstanding, of which, 2,870,000 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were not considered probable as of September 30, 2023. Accordingly, none of the $5.3 million grant date fair value for these awards has been recognized as stock-based compensation expense as of September 30, 2023.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our Equity Incentive Plans (2018 Equity Incentive Plan and Inducement Plan) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.3%	3.0%	3.8%	1.9%
Expected term (in years)	6.0	6.1	6.9	6.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	86.7%	80.9%	83.4%	70.5%

During the nine months ended September 30, 2023, we granted 1,387,600 RSUs with a grant-date weighted-average fair value of $1.80 per share, and 435,006 RSUs were released. The RSUs granted generally vest over 4 years. As of September 30, 2023, there were 1,937,064 RSUs outstanding.

As of September 30, 2023, there was approximately $12.6 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 2.45 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones was considered as probable, and RSUs.

In April 2023 and July 2023, our Board of Directors approved additional 356,000 shares of common stock reserved for issuance under our Inducement Plan. In May 2023, our stockholders approved an amendment to our 2018 Plan, to, among other items, add an additional 4,000,000 shares to the number of shares of common stock authorized for issuance under our 2018 Plan. As of September 30, 2023, there were 13,145,511 shares of common stock available for future grant under our Equity Incentive Plans.

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

Our previous 24-month offering period under our Purchase Plan ended on June 30, 2022, and a new 24-month offering period started on July 1, 2022. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of September 30, 2023, unrecognized stock-based compensation cost related to our Purchase Plan amounted to $0.3 million, which is expected to be recognized over the remaining weighted average period of 0.49 years.

During the nine months ended September 30, 2023, there were 509,190 shares purchased under the Purchase Plan. As of September 30, 2023, there were 2,928,443 shares reserved for future issuance under the Purchase Plan.

6.	Inventories

Inventories for the periods presented consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Raw materials	$5,701	$4,555
Work in process	3,587	2,659
Finished goods	1,225	1,904
Total	$10,513	$9,118
Reported as:
Inventories	$6,112	$9,118
Other assets	4,401	—
Total	$10,513	$9,118

Inventories as of September 30, 2023 and December 31, 2022 include inventories acquired from Forma (now Novo Nordisk) pursuant to the license and transition agreement. As of September 30, 2023 and December 31, 2022, zero and $0.8 million, respectively, of advance payments to the manufacturer of our raw materials were included within prepaid and other current assets in the condensed balance sheet.

We provide reserves for potential excess, dated or obsolete inventories based upon assumptions about future demand and market conditions, as well as product shelf life. There were no material inventory reserves as of September 30, 2023 and December 31, 2022. Inventories that are not expected to be consumed beyond our normal operating cycle are classified as non-current inventories and included within other assets in the condensed balance sheet. Non-current inventories primarily consist of active pharmaceutical ingredient classified as raw materials, which have multi-year shelf life.

7.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments for the periods presented consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Cash	$9,133	$6,264
Money market funds	15,165	4,155
US treasury bills	12,955	5,225
Government-sponsored enterprise securities	14,758	15,796
Corporate bonds and commercial paper	10,340	26,766
	$62,351	$58,206
Reported as:
Cash and cash equivalents	$45,414	$24,459
Short-term investments	16,937	33,747
	$62,351	$58,206

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2023	Cost	Gains	Losses	Fair Value
US treasury bills	$12,955	$1	$(1)	$12,955
Government-sponsored enterprise securities	14,768	1	(11)	$14,758
Corporate bonds and commercial paper	10,345	1	(6)	10,340
Total	$38,068	$3	$(18)	$38,053

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
US treasury bills	$5,251	$—	$(26)	$5,225
Government-sponsored enterprise securities	15,882	1	(87)	15,796
Corporate bonds and commercial paper	26,807	—	(41)	26,766
Total	$47,940	$1	$(154)	$47,787

As of September 30, 2023 and December 31, 2022, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 82 days and 89 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of September 30, 2023, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of September 30, 2023, a total of 19 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses, we have not recognized any credit losses on these securities as of September 30, 2023 and December 31, 2022.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

As of September 30, 2023	Fair Value	Unrealized Losses
US treasury bills	$1,695	$(1)
Government-sponsored enterprise securities	7,141	(11)
Corporate bonds and commercial paper	10,340	(6)
Total	$19,176	$(18)

8.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$15,165	$—	$—	$15,165
US treasury bills	—	12,955	—	12,955
Government-sponsored enterprise securities	—	14,758	—	14,758
Corporate bonds and commercial paper	—	10,340	—	10,340
Total	$15,165	$38,053	$—	$53,218

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$4,155	$—	$—	$4,155
US treasury bills	—	5,225	—	5,225
Government-sponsored enterprise securities	—	15,796	—	15,796
Corporate bonds and commercial paper	—	26,766	—	26,766
Total	$4,155	$47,787	$—	$51,942

9.Debt

We have a Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment) and July 27, 2022 (Third Amendment). The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1), in May 2020, an additional $10.0 million was funded (Tranche 2), at the Second Amendment, an additional $10.0 million was funded (Tranche 3), at the Third Amendment, an additional $10.0 million was funded (Tranche 4), and in March 2023, an additional $20.0 million was funded (Tranche 5). As of September 30, 2023, the outstanding principal balance of the loan was $60.0 million, and no remaining funds are available for draw under the term loan credit facility.

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

Debt issuance costs are recorded as a direct deduction from the outstanding principal balance of the term loan. As of September 30, 2023 and December 31, 2022, the unamortized issuance costs and debt discounts amounted to $0.3 million and $0.6 million, respectively.

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended September 30, 2023 and 2022 was $1.9 million and $0.8 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $5.0 million and $1.9 million, respectively. Accrued interest of $1.4 million was included within other accrued liabilities in the condensed balance sheet as of September 30, 2023.

The following table presents the future minimum principal payments of the outstanding loan as of September 30, 2023 (in thousands):

Remainder of 2023	$—
2024	7,500
2025	30,000
2026	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$60,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of September 30, 2023, we were not in violation of any covenants.

10.Leases

We have a sublease agreement with Atara Biotherapeutics, Inc. (Atara) entered in October 2022 to sublease an office space located in South San Francisco, California. Subject to the terms of the sublease agreement, the lease term commenced in November 2022 and shall expire in May 2025. This leased facility is currently held as our new headquarters following the expiration of our previously leased facility in January 2023. The weighted average remaining term of our leases as of September 30, 2023 was 1.67 years.

We previously leased our prior headquarter space located in South San Francisco, California with Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), and had a sublease agreement with an unrelated third-party to sublet a portion of the leased facility. Both leases expired in January 2023.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed operating lease expense	$166	$1,340	$944	$4,020
Variable operating lease expense	75	211	105	602
Total operating lease expense	$241	$1,551	$1,049	$4,622

Supplemental information related to our operating lease were as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash payments included in the measurement of operating lease liabilities	$178	$2,630	$1,352	$7,856

Supplemental information related to our operating sublease was as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed sublease expense	$—	$1,095	$365	$3,285
Variable sublease expense	—	232	77	682
Sublease income	—	(1,327)	(442)	(3,967)
Net	$—	$—	$—	$—

The following table presents the future lease payments as of September 30, 2023 (in thousands):

Remainder of 2023	$182
2024	739
2025	301
Total minimum payments required	$1,222

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023. Our financial results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our expectations regarding the impact of the global pandemic; our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of our products in the US and outside the US; risks that the FDA, EMA, the Medicines and Healthcare Products Regulatory Agency (MHRA) or other regulatory authorities may make adverse decisions regarding our products; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expense; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We have a RIPK1 inhibitor program in clinical development with our partner Lilly. We also have product candidates in clinical development with partners BerGenBio and Daiichi.

Business Updates

TAVALISSE IN ITP

For the nine months ended September 30, 2023, net product sales of TAVALISSE were $68.1 million, a 26% increase compared to the same period in 2022. The increase in our TAVALISSE net product sales was primarily driven by the increase in quantities sold as a result of increased number of patients under therapy, and increase in price per bottle, partly offset by the increase in revenue reserves mainly due to higher government rebates. Our first quarter net sales are typically impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

REZLIDHIA in R/R AML with mIDHI

For the nine months ended September 30, 2023, we recognized $6.7 million of net product sales of REZLIDHIA. We began the commercialization of REZLIDHIA in December 2022 following the FDA approval. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. Our commercial efforts focus on targeting healthcare professionals (HCPs) who manage patients with R/R AML. For further discussions and other updates including recent publications on REZLIDHIA, refer to “Commercial Products – REZLIDHIA in R/R AML with mIDH1” section below.

We in-licensed olutasidenib from Forma (now Novo Nordisk), with exclusive, worldwide rights for development, manufacturing and commercialization of olutasidenib for any uses, including for the treatment of AML and other malignancies. In accordance with the terms of the license and transition services agreement, we paid an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. In addition, subject to the terms and conditions of the license and transition services agreement, Forma (now Novo Nordisk) would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portions of our sublicensing revenue, subject to certain standard reductions and offsets. During the year ended December 31, 2022, certain milestones were met which entitled Forma (now Novo Nordisk) to receive a $17.5 million milestone payments. No new milestone was met during the nine months ended September 30, 2023. For further discussions, see “Note 4 - Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

R289, an Oral IRAK1/4 Inhibitor for Hematology-Oncology, Autoimmune, and Inflammatory Diseases

We continue to advance the development of our IRAK 1/4 inhibitor program, completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive safety results in 2021. In January 2022, we received clearance from the FDA on our clinical trial design to explore R289 in lower-risk MDS. The open-label, Phase 1b trial will determine the tolerability and preliminary efficacy of R289 in patients with lower-risk MDS who are refractory or resistant to prior therapies. In December 2022, we announced that we dosed the first patient in our Phase 1b trial of R289. The Phase 1b trial of R289 is expected to enroll approximately 22 patients. The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial, along with the safety and pharmacokinetic/pharmacodynamic data from the completed first-in-human study in heathy volunteers, are intended to be used to determine the recommended Phase 2 dose for future clinical development of R289 targeting lower-risk MDS. To date, target enrollment in the second cohort of the trial has been completed and we are currently enrolling patients in the third cohort. Preliminary results are expected by mid-year 2024.

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

Under the Lilly Agreement, we are responsible for 20% of the development costs for R552 in the US, Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. Under the Lilly Agreement (prior to an amendment as discussed below), we have the right to opt-out of co-funding the R552 development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Prior to us providing our first opt-out notice as discussed below, under the Lilly Agreement, we were required to fund our share of the R552 development activities in the US, Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024. On September 28, 2023, we entered into an amendment to the Lilly Agreement which provides, among others, that if we exercise our first opt-out right, we have the right to opt-in to co-funding of R552 development, upon us providing notice to Lilly within 30 days of certain events, as specified in the Lilly Agreement. If we decide to exercise our opt-in right, we will be required to continue to share in global development costs, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement. On September 29, 2023, we provided the first opt-out notice to Lilly. We will continue to fund our share of the R552 development activities up to $22.6 million through April 1, 2024 as provided for in the amended Lilly Agreement. Through September 30, 2023, Lilly billed us $17.7 million of the funding development costs and the amounts were fully paid as of September 30, 2023.

Fostamatinib in Hospitalized COVID-19 patients

We previously announced in November 2022 the top-line results from the FOCUS Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors did not meet statistical significance in the primary efficacy endpoint of the number of days on oxygen through Day 29. Upon further analysis, we discovered an error by the contract research organization (CRO) in the application of a statistical stratification factor. The contracted programming CRO misinterpreted receipt of prior COVID-19 treatment of interest 14 days before randomization (regardless of continuation post randomization), as those medications taken 14 days before the date of randomization and ended prior to the day of randomization. After correcting for this statistical error, the primary endpoint of the study was met; those who received fostamatinib had lower mean days on oxygen than those who received placebo (4.8 vs. 7.6 days, p=0.0136). Further, fostamatinib showed significance or trend towards significance in all secondary endpoints of reducing mortality and morbidity compared to placebo after correcting for the error. The results were recently presented at the IDWeek 2023 held on October 11-15, 2023 in Boston, Massachusetts. During our continued analysis regarding fostamatinib in hospitalized COVID-19 patients, we provided the updated analysis to the FDA and our partner, the US Department of Defense. Given the end of the federal COVID-19 Public Health Emergency (PHE) in May 2023, and based on feedback from the FDA, US Department of Defense and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an Emergency Use Authorization (EUA) or sNDA.

The Accelerating COVID-19 Therapeutic Inventions and Vaccines Phase 2/3 trial (ACTIV-4 Host Tissue Trial), conducted and sponsored by the National Institute of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI), is a randomized, placebo-controlled trial of therapies, including fostamatinib, targeting the host response to COVID-19 in hospitalized patients. The ACTIV-4 Host Tissue Trial evaluated fostamatinib in a targeted population of approximately 600 hospitalized patients with COVID-19, 300 fostamatinib versus 300 placebo. During the first quarter of 2023, an interim analysis of the trial was completed by the Data and Safety Monitoring Board (DSMB) with a recommendation for the trial to continue. In September 2023, the DSMB recommended that the fostamatinib study arm of the ACTIV-4 Host Tissue Trial platform cease enrollment. Based on the DSMB’s review of a conditional power analysis, the DSMB determined that there was an extremely low likelihood of fostamatinib providing benefits related to the primary outcome (oxygen free days) or other secondary outcomes in patients hospitalized and on oxygen therapy for COVID-19. No safety concerns were identified. The NIH/NHLBI concurs with the DSMBs recommendation and has asked the trial investigators to cease enrollment, complete follow-up for participants already enrolled, and complete study closeout. The full study data will be analyzed and disseminated as previously planned.

Update on Current and Potential Future Impact of COVID-19 on our Business

The COVID-19 pandemic has adversely impacted our business and operations. Although the World Health Organization declared the end of COVID-19 PHE in May 2023, the degree to which another global pandemic may affect our business and operations and financial condition in the future will depend on developments that are highly uncertain and beyond our knowledge or control. As such, we cannot ascertain the full extent of the future impacts it may have on our business. See also “Part I, Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q for additional information on risks and uncertainties related to the COVID-19 pandemic.

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

In November 2020, Health Canada approved the New Drug Submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. In August 2021, Medison Israel received the licenses for registrational approval from the Ministry of Health, which event entitled us to receive $0.1 million of non-refundable milestone payment. In November 2022, Medison Israel made its first commercial sale of TAVALISSE and obtained its national reimbursement in February 2023.

Fostamatinib in Latin America

In May 2022, we entered into commercial license agreement with Knight for the commercialization of fostamatinib for approved indications in Latin America, consisting of Mexico, Central and South America, and the Caribbean. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under a Commercial and Supply Agreement. In August 2023, Knight submitted MAA for regulatory approval in Mexico and Colombia for fostamatinib for the treatment of adult patients with ITP who had insufficient response to a previous treatment.

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

Olutasidenib, an oral, small molecule drug designed to selectively bind to and inhibit mIDH1, is a treatment option with durable remissions, reduced QTc potential, and a stable pharmacokinetics profile that enables a consistent drug exposure over time. This targeted agent has the potential to provide therapeutic benefit by reducing 2-hydroxyglutarate levels and restoring normal cellular differentiation. IDH1 is a natural enzyme that is part of the normal metabolism of all cells. When mutated, IDH1 activity can promote blood malignancies and solid tumors. Olutasidenib was designated by the FDA as an orphan drug for the treatment of AML, which provides orphan drug market exclusivity from the time of marketing approval on December 1, 2022.

REZLIDHIA (olutasidenib) is designed to bind to and inhibit mIDH1 to reduce 2-hydroxyglutarate levels and restore normal cellular differentiation of myeloid cells. REZLIDHIA is a novel, non-intensive monotherapy treatment in the R/R AML setting demonstrating a CR+CRh rate of 35% in patients with over 90% of those responders in complete remission. The safety of REZLIDHIA 150 mg administered twice daily was evaluated in 153 adults with relapsed or refractory AML with an IDH1 mutation.

On December 1, 2022, the FDA has approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with IDH1 mutation as detected by an FDA approved test. On December 22, 2022, we began the commercialization of REZLIDHIA and made it available to patients. The recommended dosage of REZLIDHIA is 150 mg taken orally twice daily until disease progression or unacceptable toxicity. The FDA approval was based on the NDA for olutasidenib for the treatment of m1DH1 R/R AML submitted by Forma (now Novo Nordisk), that had a PDUFA action date for the application of February 15, 2023. The NDA application was supported with a Phase 2 registrational trial for olutasidenib in mIDH1 R/R AML. Interim results from the Phase 2 registrational trial were reported at the American Society of Clinical Oncology (ASCO) annual meeting in June 2021. The interim results of this trial of 153 patients showed that olutasidenib demonstrated a favorable tolerability profile as a monotherapy in patients with R/R AML who have a susceptible mIDH1, and achieved a complete remission (CR) plus CR with partial hematologic recovery (CRh) rate of 33.3% (30% CR and 3% CRh), the primary efficacy endpoint. While a median duration of CR/CRh was not yet reached, a sensitivity analysis (with a hematopoietic stem cell transplant as the end of a response) indicated the median duration of CR/CRh was 13.8 months. The overall response rate, comprised CR, CRh, CRi, partial response, and morphologic leukemia-free state (MLFS), was 46% and the median duration of overall response rate (ORR) was 11.7 months. The median overall survival was 10.5 months. For patients with CR/CRh, the median overall survival was not reached, but the estimated 18-month survival was 87%. The most frequently reported treatment emergent adverse events were nausea, constipation, increased white blood cell count, decreased RBC count, pyrexia, febrile neutropenia, and fatigue.

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

We continue to advance the development of our IRAK 1/4 inhibitor program, completing the evaluation of a new pro-drug formulation of R835, R289, in single-ascending and multiple ascending dose studies with positive safety results in 2021. In January 2022, we received clearance from the FDA on our clinical trial design to explore R289 in lower-risk MDS. The open-label, Phase 1b trial will determine the tolerability and preliminary efficacy of R289 in patients with lower-risk MDS who are refractory or resistant to prior therapies. In December 2022, we announced that we dosed the first patient in our Phase 1b trial of R289. The Phase 1b trial of R289 is expected to enroll approximately 22 patients. The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial, along with the safety and pharmacokinetic/pharmacodynamic data from the completed first-in-human study in heathy volunteers, are intended to be used to determine the recommended Phase 2 dose for future clinical development of R289 targeting lower-risk MDS. To date, target enrollment in the second cohort of the trial has been completed and and we are currently enrolling patients in the third cohort. Preliminary results are expected by mid-year 2024.

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

Rigel-led Phase 3 Trial. In November 2020, we launched our FOCUS Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. In January 2021, we were awarded $16.5 million from the US Department of Defense’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND) to support this Phase 3 clinical trial. This multi-center, double-blind, placebo-controlled, adaptive design study randomly assigns either fostamatinib plus SoC or matched placebo plus SoC (1:1) to targeted evaluable patients. Treatment is administered orally twice daily for 14 days with follow up to day 60. In December 2021, we expanded the inclusion criteria to include patients with more severe disease (NIAID Ordinal Scale 6) to more accurately reflect the clinically predominant patient population hospitalized with COVID-19 and help speed enrollment. In collaboration with the FDA and Department of Defense, we also updated the primary endpoint for the trial from progression to severe disease within 29 days, to the number of days on oxygen through day 29. This endpoint allows for closer comparison of the results with earlier results from the NIH/NHLBI Phase 2 clinical trial with fostamatinib and various other NIH-sponsored trials, such as the ACTIV-4 Host Tissue Trial, which uses a similar outcome measure as a primary endpoint. In July 2022, we completed enrollment with 280 patients. The trial had originally targeted a total of 308 patients; however, we determined the trial would be sufficiently powered with 280 patients to potentially provide a clinically meaningful result and determine the efficacy and safety of fostamatinib in hospitalized COVID-19 patients. We previously announced in November 2022 the top-line results from the FOCUS Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors did not meet statistical significance in the primary efficacy endpoint of the number of days on oxygen through Day 29. Upon further analysis, we discovered an error by the CRO in the application of a statistical stratification factor. The contracted programming CRO misinterpreted receipt of prior COVID-19 treatment of interest 14 days before randomization (regardless of continuation post randomization), as those medications taken 14 days before the date of randomization and ended prior to the day of randomization. After correcting for this statistical error, the primary endpoint of the study was met; those who received fostamatinib had lower mean days on oxygen than those who received placebo (4.8 vs. 7.6 days, p=0.0136). Further, fostamatinib showed significance or trend towards significance in all secondary endpoints of reducing mortality and morbidity compared to placebo after correcting for the error. The results were recently presented at the IDWeek 2023 held on October 11-15, 2023 in Boston, Massachusetts. During our

continued analysis regarding fostamatinib in hospitalized COVID-19 patients, we provided the updated analysis to the FDA and our partner, the US Department of Defense. Given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, US Department of Defense and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an EUA or sNDA.

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

ACTIV-4 Host Tissue Phase 2/3 Trial. In June 2021, we announced that fostamatinib had been selected for the NIH ACTIV-4 Host Tissue Trial in hospitalized patients with COVID-19. The ACTIV-4 Host Tissue Trial, initiated and funded by NHLBI, is a randomized, placebo-controlled trial of therapies, including fostamatinib, targeting the host response to COVID-19 in hospitalized patients. The master protocol for this trial was designed to be flexible in the number of study arms, the use of a single placebo group, and the stopping and adding of new therapies. Eligible participants include patients hospitalized for COVID-19 with laboratory-confirmed SARS-CoV-2 infection and a new need for oxygen therapy. The primary outcome is oxygen-free days through day 28. Secondary outcomes include 28-day hospital mortality, use of mechanical ventilation, and severity of disease as measured by World Health Organization (WHO) scale scores. The ACTIV-4 Host Tissue Trial is evaluating fostamatinib in a targeted population of approximately 600 hospitalized patients with COVID-19, 300 fostamatinib versus 300 placebo. During the first quarter of 2023, an interim analysis of the trial was completed by the DSMB with a recommendation for the trial to continue. In September 2023, the DSMB recommended that the fostamatinib study arm of the ACTIV-4 Host Tissue Trial platform cease enrollment. Based on the DSMB’s review of a conditional power analysis, the DSMB determined that there was an extremely low likelihood of fostamatinib providing benefits related to the primary outcome (oxygen free days) or other secondary outcomes in patients hospitalized and on oxygen therapy for COVID-19. No safety concerns were identified. The NIH/NHLBI concurs with the DSMBs recommendation and has asked the trial investigators to cease enrollment, complete follow-up for participants already enrolled, and complete study closeout. The full study data will be analyzed and disseminated as previously planned.

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

Of the 90 patients that completed the FORWARD study, 71 (79%) enrolled in the open-label extension study. We plan on closing this study by the end of the year.

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

Results of Operations

Revenues

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2023	2022	Change	2023	2022	Change
		(in thousands)			(in thousands)
Product sales, net	$27,129	$19,188	$7,941	$74,755	$53,935	$20,820
Contract revenues from collaborations	1,005	722	283	5,335	12,529	(7,194)
Government contract	—	2,500	(2,500)	1,000	2,500	(1,500)
Total revenues	$28,134	$22,410	$5,724	$81,090	$68,964	$12,126

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more (wherein * denotes less than 10%) of the total net product sales and revenues from collaborations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
McKesson Specialty Care Distribution Corporation	49%	44%	46%	38%
Cardinal Healthcare	28%	27%	27%	22%
ASD Healthcare and Oncology Supply	18%	25%	20%	21%
Kissei	*	*	*	11%

Net product sales pertained to sales of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. For the three and nine months ended September 30, 2023, net product sales increased by 41% and 39%, respectively, compared to the same periods in 2022. The increase was primarily driven by increased TAVALISSE net product sales and the current period net product sales from REZLIDHIA. TAVALISSE net product sales increased by $5.3 million or 27% in the three months ended September 30, 2023, and $14.1 million or 26% in the nine months ended September 30, 2023, compared to the same periods in 2022, primarily as a result of increased quantities sold as a result of increased number of patients under therapy, and higher price per bottle, partly offset by the increase in revenue reserves mainly due to higher government rebates. We began our commercialization of REZLIDHIA in December 2022. In the three and nine months ended September 30, 2023, we recognized $2.7 million and $6.7 million, respectively, of net product sales from REZLIDHA.

Contract revenues from collaborations in the three and nine months ended September 30, 2023 include royalty revenue from Grifols of $0.8 million and $2.3 million, respectively, and revenue from Medison of $0.2 million for each of the respective periods, related to the delivery of drug supplies and a milestone pursuant to the commercial license agreement. In addition, the nine months ended September 30, 2023 consisted of revenue from Grifols of $2.8 million related to the delivery of drug supplies. Contract revenues from collaborations in the three and nine months ended September 30, 2022 include $0.7 million and $2.4 million, respectively, in revenue from Grifols related delivery of drug supplies, deferred revenue recognized associated with the remaining performance obligation to research and development services, and royalty revenue. In addition, the nine months ended September 30, 2022 also include $7.6 million of revenue from Kissei related to a milestone payment and delivery of drug supplies, $2.0 million in revenue related to our license agreement with Knight, and $0.5 million of revenue from Lilly related to the delivery of CNS penetrant IP.

Government contract revenue in the respective periods presented above were related to the income we recognized upon achievement of certain milestones from the $16.5 million government award granted to us, pursuant to the agreement we entered in January 2021 with the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Through September 30, 2023, we received $16.0 million of the awards which we recognized as revenue in the respective periods, with remaining $0.5 million available, subject to us meeting certain milestone and approval by the US Department of Defense as specified in the agreement.

Our potential future revenues may include product sales, payments from our collaboration partners and from new collaboration partners with whom we enter into agreements in the future, if any, and from existing government grants and any future grants we may be entitled to, if any, the timing and amount of which is unknown at this time. Our net product sales may be impacted by changes to the government program rebates and new private payer rebate contracts we entered or may enter in the future. As of September 30, 2023, we had deferred revenues of $1.4 million, which we will recognize as revenue upon satisfaction of our remaining performance obligations under our collaboration agreement with Kissei.

Cost of Product Sales

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2023	2022	Change	2023	2022	Change
		(in thousands)			(in thousands)
Cost of product sales	$1,268	$250	$1,018	$3,320	$1,407	$1,913

The cost of product sales includes the cost of inventories sold to specialty distributors and to our collaborative partners. Inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. As such, we recognize lower cost of product sales in the periods where we sell inventory quantities acquired or produced prior to the FDA approval of the product. As we acquire or produce more FDA approved inventory quantities in the future, our inventory cost in the balance sheet and cost of product sales will reflect the full cost of acquiring or producing such products. Cost of product sales may also include reserves for potential excess, dated or obsolete inventories based upon assumptions about future demand and market conditions, as well as product shelf life. Further, following the approval of REZLIDHIA, we recognize amortization expense from capitalized intangible asset and royalty expense on REZLIDHIA sales within cost of sales.

Cost of product sales in the three and nine months ended September 30, 2023 increased compared to the same periods in 2022 primarily due to amortization of capitalized intangible asset recorded in the three and nine months ended September 30, 2023 of $0.3 million and $0.8 million, respectively, and royalty expense of $0.4 million and $1.0 million, respectively. In addition, during the three and nine months ended September 30, 2023, we recorded $0.4 million of inventory reserves. No such expenses were incurred in the same periods in 2022. These increases were partly offset by the decrease in cost of product sales due to the timing of delivery of drug supplies pursuant to our supply agreements with our collaborative partners.

Research and Development Expense

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2023	2022	Change	2023	2022	Change
		(in thousands)			(in thousands)
Research and development expense	$6,475	$14,666	$(8,191)	$21,336	$44,907	$(23,571)
Stock-based compensation expense included in research and development expense	$347	$588	$(241)	$1,746	$1,514	$232

Stock-based compensation expense in the nine months ended September 30, 2023 above include an incremental charge of approximately $0.5 million from stock option modifications recorded in the first quarter of 2023 related to the acceleration of vesting and extension of exercise period of vested stock option grants made to a former officer whose employment ended in March 2023.

The decrease in research and development expense in three months ended September 30, 2023 compared to the same period in 2022 was partly due to timing of trial completion activities of our Phase 3 clinical trials of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19 of $2.3 million and for the treatment of wAIHA of $1.7 million. In addition, research and development expense in the three months ended September 30, 2022 included a

$2.0 million upfront payment to Forma (now Novo Nordisk) that was recorded as acquired IPR&D. Further, personnel-related costs decreased by $0.9 million, consultants and third party services decreased by $0.8 million, and other research and development expense, including allocated facilities and laboratory costs, decreased by $1.6 million. These decreases were partially offset by the increase in our research and development expense of our IRAK 1/4 inhibitor program of $1.1 million.

The decrease in research and development expense in the nine months ended September 30, 2023 compared to the same period in 2022 was partly due to timing of trial completion activities of our Phase 3 clinical trials of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19 of $6.1 million and for the treatment of wAIHA of $4.8 million, and timing of activities related to our IRAK 1/4 inhibitor program of $2.8 million. In addition, research and development expense in the nine months ended September 30, 2022 included $2.0 million upfront payment to Forma (now Novo Nordisk) that was recorded as acquired IPR&D. Further, personnel-related costs decreased by $2.0 million, consultants and third party services decreased by $1.9 million, and other research and development expense including allocated facilities and laboratory costs decreased by $4.0 million.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, allocated facility costs, and upfront payment related to our in-licensed agreement with Forma (now Novo Nordisk). We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including our IRAK 1/4 inhibitor program and any other clinical programs we may pursue in the future. In July 2022, we completed the enrollment of the FOCUS Phase 3 clinical trial of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. We previously announced in November 2022 the top-line results did not meet statistical significance in the primary efficacy endpoint of the number of days on oxygen through Day 29. Upon further analysis, we discovered an error by the CRO in the application of a statistical stratification factor. After correcting for this statistical error, the primary endpoint of the study was met. Given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, US Department of Defense and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an EUA or sNDA. Our Phase 3 clinical trial for hospitalized COVID-19 patients was partially funded by the award granted to us by the US Department of Defense as discussed above. Our Phase 3 wAIHA study completed enrollment in November 2021, and in June 2022, we announced that the top-line results did not demonstrate statistical significance in the primary efficacy endpoint. In October 2022, we announced that we received guidance from the FDA’s further review of these findings. Based on the result of the trial and the guidance from FDA, we did not file an sNDA for this indication.

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

The following table presents our total research and development expense by category (In thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		From January 1, 2007*
	2023	2022	2023	2022	to September 30, 2023
Categories:
Research	$375	$545	$1,332	2,460	$268,615
Development	5,616	10,304	17,379	35,432	560,199
Other	484	3,817	2,625	7,015	276,781
	$6,475	$14,666	$21,336	$44,907	$1,105,595

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses in the three and nine months ended September 30, 2023 consisted of allocated facilities costs of $0.1 million and $0.9 million, respectively, and allocated stock-based compensation expense of $0.3 million and $1.7 million, respectively. “Other” expenses for the three and nine months ended September 30, 2022 consisted of allocated facilities costs of $1.2 million and $3.5 million, respectively, allocated stock-based compensation expense of $0.6 million and $1.5 million, respectively, and acquired IPR&D of $2.0 million related to our in-license agreement with Forma (now Novo Nordisk) for each of the respective periods.

The major portion of our total research and development expense in the three and nine months ended September 30, 2023 was associated with our IRAK 1/4 inhibitor program. In the three and nine months ended September 30, 2022, the major portion of our total research and development expense was associated with our COVID-19, AIHA and IRAK 1/4 inhibitor program.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2023	2022	Change	2023	2022	Change
		(in thousands)			(in thousands)
Selling, general and administrative expense	$24,856	$25,897	$(1,041)	$78,891	$80,279	$(1,388)
Stock-based compensation expense included in selling, general and administrative expense	$1,596	$2,119	$(523)	$5,127	$6,791	$(1,664)

Stock-based compensation expense in the nine months ended September 30, 2022 above include an incremental charge of approximately $0.8 million from stock option modifications recorded in the first quarter of 2022 related to the extension of the exercise period of the stock option grants made to our two former Board of Directors whose terms expired in May 2022.

The decrease in selling, general and administrative expense in the three months ended September 30, 2023 compared to the same period in 2022 was mainly due to lower stock-based compensation expense of $0.5 million and lower other various sales, general and administrative costs including allocated facilities of $0.5 million.

The decrease in selling, general and administrative expense in the nine months ended September 30, 2023 compared to the same period in 2022 was mainly due to lower stock-based compensation expense of $1.7 million partly due to stock option modification as discussed above, and lower other various sales, general and administrative costs including allocated facilities of $1.7 million. These decreases we partially offset by higher commercial-related expenses of $1.0 million and higher travel-related expenses of $1.0 million.

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

Interest Income and Interest Expense

	Three Months Ended September 30,		Aggregate	September 30,		Aggregate
	2023	2022	Change	2023	2022	Change
		(in thousands)			(in thousands)
Interest income	$672	$192	$480	$1,594	$255	$1,339
Interest expense	$(1,899)	$(826)	$(1,073)	$(4,965)	$(2,600)	$(2,365)

Interest income is related to our interest-bearing cash and investment balances. The increase interest income in the three and nine months ended September 30, 2023, compared to the same periods in 2022, was primarily driven by higher interest rates.

Interest expense comprised primarily of interest on the outstanding term loan with MidCap. The increase in interest expense in the three and nine months ended September 30, 2023, compared to the same periods in 2022, was primarily due to higher interest expense on our term loan with Midcap of $1.1 million and $3.1 million, respectively, driven by higher outstanding term loan balance, as well as higher interest rates. The increase interest expense in the nine months ended September 30, 2023 compared to the same period of 2022 was partly offset by the interest expense recognized in first quarter of 2022 related to the accretion of financing liability with Lilly of $0.7 million.

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

Liquidity and Capital Resources

Liquidity

As of September 30, 2023 and December 31, 2022, we had approximately $62.4 million and $58.2 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$497	$(51,849)
Investing activities	2,577	54,179
Financing activities	17,881	8,646
Net increase in cash and cash equivalents	$20,955	$10,976

Net cash provided in operating activities for the nine months ended September 30, 2023 was primarily due the proceeds from sales of our products (TAVALISSE and REZLIDHIA), cash receipt from our collaboration partners, including the $20.0 million regulatory milestone payment from Kissei received in January 2023, and cash received from the awards granted by the US Department of Defense, partially offset by the payments of our operating expenses. Net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to payments for our operating expenses, partially offset by the proceeds from sales of our product (TAVALISSE), and cash received from collaboration partners.

Net cash provided by investing activities for the nine months ended September 30, 2023 comprises net maturities of short-term investments of $17.4 million and proceeds from sale of property and equipment of $0.1 million, partially offset by the payment of milestone obligations to Forma (now Novo Nordisk) recorded as intangible assets of $15.0 million. Net cash provided by investing activities for the nine months ended September 30, 2022 comprises net maturities of short-term investments of $54.0 million and proceeds from sale of property and equipment of $0.5 million, partially offset by purchases of property and equipment of $0.4 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to the net cash proceeds from term loan financing (Tranche 5) of $20.0 million and proceeds from exercise of stock options and participation in the Purchase Plan of $0.6 million, partially offset by our cost share payments to Lilly of $2.6 million. Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to the net cash proceeds from term loan financing (Tranche 3) of $19.5 million and proceeds from exercise of stock options and participation in the Purchase Plan of $1.5 million, partially offset by our payment of cost share to Lilly of $12.4 million.

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

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of September 30, 2023, total future contingent payments to us under our existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 – Sponsored Research and License Agreements and Government Contract” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In January 2021, we were awarded $16.5 million by the US Department of Defense to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients. Under the agreement with the US Department of Defense, we are entitled to receive such award based on the agreed-upon payment schedule, subject to submission of proper documentation as evidence of completion of certain clinical trial events or milestones as specified in the agreement, and approval by the US Department of Defense that such events or milestones have been met. Through September 30, 2023, we received $16.0 million of the awards which we recognized as revenue in the respective periods, with remaining $0.5 million available, subject to us meeting certain milestone and approval by the US Department of Defense that such milestone has been met, as specified in the agreement.

In August 2020, we entered into an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have a shelf registration statement filed with the SEC that was declared effective on May 3, 2022, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of September 30, 2023, we have not sold any shares of common stock under such Open Market Sale Agreement.

We have a Credit Agreement with MidCap entered in September 2019, and subsequently amended in March 2021 (First Amendment), in February 2022 (Second Amendment) and in July 2022 (Third Amendment). The Credit Agreement provides for $60.0 million term loan credit facility, which was fully funded as of September 30, 2023. To date, no remaining funds are available for draw under the term loan credit facility with Midcap.

Our operations will require significant additional funding in the foreseeable future. Unless and until we can generate sufficient cash from our operating activities, we may choose to raise additional funds through public and/or private offerings of equity securities, debt financings, or from other sources. However, certain external factors such as global pandemics, the global tensions arising from the Russia-Ukraine war and Hamas-Israel war, political and economic legislations, and other factors may continue to rapidly evolve which could significantly disrupt the global financial markets. Our ability to raise additional funds may be adversely impacted by potential worsening of global economic conditions and volatility in the credit and financial markets in the US and worldwide. We could experience an inability to access additional funds, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make important, opportunistic investments. To the extent that we raise additional funds through the sale of equity, our shareholders’ ownership interest may experience substantial dilution. Our current credit facility with MidCap and any debt financing that we can obtain in the future may involve operating covenants that may restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Our future funding requirements will depend upon many factors, including, but not limited to:

●	the ongoing costs to commercialize our products, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;
●	our ability to generate expected revenue from our commercialization efforts;
●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	our ability to secure and maintain our patent protection and regulatory rights;
●	our ability to meet operating covenants under our current and future credit facilities, if any;
●	our ability to enter into partnering opportunities across our pipeline within and outside the US;
●	the costs and timing of regulatory filings and approvals by us and our collaborators;
●	the progress of research and development programs carried out by us and our collaborative partners;
●	any changes in the breadth of our research and development programs;
●	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;
●	our ability to acquire or license other technologies or compounds that we may seek to pursue;
●	our ability to manage our growth;
●	competing technological and market developments;
●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights, including regulatory rights such as regulatory data exclusivities; and
●	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

As discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to the amended Lilly Agreement, and us providing the first opt-out notice to Lilly on September 29, 2023, we are responsible for funding the development costs for R552 in the US, Europe, and Japan, up to $22.6 million through April 1, 2024. Through September 30, 2023, Lilly billed us $17.7 million of the funding development costs and the amounts were fully paid as of September 30, 2023. The amended Lilly Agreement, however, provides us the right to opt- -in to co-funding the R552 development, upon us providing notice to Lilly within 30 days of certain events, as specified in the Lilly Agreement. If we decide to exercise our opt-in right, we will be required to continue to share in global development costs, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement.

Additionally, as discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contract” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our license and transition services agreement, Forma (now Novo Nordisk) is entitled to potential development and regulatory milestone payments of up to $67.5 million, commercial milestone payments of up to $165.5 million, and tiered royalty payments. As of December 31, 2022, certain milestones were met which entitled Forma (now Novo Nordisk) to receive $17.5 million milestone payments, of which, $2.5 million was paid in the fourth quarter of 2022 and $15.0 million was paid in the first quarter of 2023. No new milestone was met during the nine months ended September 30, 2023.

As of September 30, 2023, we have a contractual commitment related to our leased facilities of $1.2 million, with approximately $0.7 million payable within 12 months. See “Note 10 – Leases” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussions of our leases.

As discussed above, we have a contractual commitment with respect to our credit facility with MidCap. Under the amended Credit Agreement, the term loans mature on September 1, 2026, and the interest-only period is through October 1, 2024. The interest rate applicable to the term loans under the amended Credit Agreement is the sum of one-month SOFR, plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%. A final payment fee of 2.5% of principal is due at maturity date of the term loans. As of September 30, 2023, the outstanding principal amount of the loan was $60.0 million, and no principal payments are due within 12 months. We are also obligated to pay annual administrative fees. As of September 30, 2023, future interest calculated using the base interest rate as per the Credit Agreement, and the final fee payments associated with the credit facility amounted to $10.5 million, with approximately $4.4 million payable within 12 months.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments and outstanding loans. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the nine months ended September 30, 2023 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our threshold for disclosing material environmental legal proceedings involving a government authority where potential monetary sanctions are involved is $1.0 million.

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. In July 2022, we filed a lawsuit in the United States District Court for the District of New Jersey against Annora and its subsidiaries for infringement of certain of our US patents. In September 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of certain patents. We served an answer to Annora’s counterclaims in October 2022. Annora served invalidity and non-infringement contentions in December 2022. We served an answer to Annora’s invalidity and non-infringement contentions in March 2023. Litigation continues with preparation for a Markman hearing expected early next year. We intend to vigorously enforce and defend our intellectual property related to TAVALISSE. For a more detailed discussion of this litigation matter, see Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K as of December 31, 2022.

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

Risk Factor Summary

●	Our prospects are highly dependent on our commercial products, TAVALISSE (fostamatinib disodium hexahydrate) and REZLIDHIA (olutasidenib). To the extent that the commercial success of our products in the US and respective territories outside of the US is diminished or halted, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.
●	We may not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and/or approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates. If the results of our clinical trials do not meet the primary efficacy endpoints, or if the top-line data from the results of our clinical trials may not ultimately meet the requirements for an NDA approval by the FDA and other regulatory authorities, the commercial prospects of our business may be harmed, and our ability to generate product revenues may be delayed or eliminated.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize our products or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, unfavorable health technology assessments (HTA), third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
●	If we are unable to successfully market and distribute our products and retain experienced commercial personnel, our business will be substantially harmed.
●	We are subject to stringent and evolving healthcare regulatory, privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, audits, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.
●	If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.
●	Unforeseen safety issues could emerge with our products that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
●	We rely and may continue to rely on third party distribution facilities for the sale of our products and potential sale of any of our product candidates. If any or all of them become subject to adverse findings from inspections or face other difficulties to operate, then the distribution of our products may be interrupted or otherwise adversely affected.
●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution, if any, of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA, MHRA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow may be diminished, and the capital necessary to fund our operations will be increased.
●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on intellectual property and data exclusivity and similar regulatory rights held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities, partnering and commercialization activities.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, certain commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Part I, Item 1, Business – Government Regulation – Healthcare and Privacy Law and Regulation and Healthcare Reform” of our Annual Report on Form 10-K for the year ended December 31, 2022, for more information on the healthcare laws and regulations that may affect our ability to operate.

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

In the US, these obligations include various federal, state, and local statutes, rules, and regulations relating to privacy and data security. The Federal Trade Commission (FTC) has authority under Section 5 of the FTC Act to regulate unfair or deceptive or practices, and has used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The FTC has recently brought several cases alleging violations of Section 5 of the FTC Act with respect to health information, and has proposed rulemaking on privacy and data security. The US federal government has also enacted statutes to address privacy and information security issues impacting particular industries or activities, including the following laws and regulations: the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and other laws and regulations. In addition, state legislatures have enacted statutes to address privacy and information security issues, including the California Consumer Privacy Act of 2018 (the CCPA), and similar state laws such as Virginia’s Consumer Data Protection Act and the Colorado Privacy Act. For example, the CCPA establishes a privacy framework applicable to for-profit entities that are doing business in California, including an expansive definition of personal information and data privacy rights for California residents, and authorizes potentially severe statutory damages and creates a private right of action for certain data security breaches. The CCPA also requires businesses subject to the law to provide new disclosures to California residents and to provide them with expanded rights with respect to their personal information, including the right to opt out of the sale of such information. Although there are limited exemptions for clinical trial and other research-related data under the CCPA, the CCPA and other similar laws could impact our business depending on how it will be interpreted by the new California Privacy Protection Agency. As we expand our operations, the CCPA may increase our compliance costs and potential liability. In addition, California voters approved the California Privacy Rights Act of 2020 (CPRA), which became effective on January 1, 2023. The CPRA, among other things, gives California residents the ability to limit the use of their sensitive information, opt out of certain types of profiling and automated processing activities, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Additionally, Colorado, Connecticut and Virginia passed comprehensive state privacy laws, which became effective on July 1, 2023, July 1, 2023, and January 1, 2023, respectively. Likewise, Utah passed a comprehensive privacy law, which will go into effect on December 31, 2023. Several states have also passed similar privacy laws that will become effective in 2024 or later, including Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas. Multiple other states and the federal government are considering enacting similar legislation. Other states have passed or amended existing state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data, such as, the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. Many states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. New privacy laws add additional complexity, requirements, restrictions and potential legal risk. Accordingly, compliance programs may require additional investment in resources, and could impact availability of previously useful data.

Internationally, our operations abroad may also be subject to increased scrutiny or attention from foreign data protection authorities. For example, our clinical trial programs and research collaborations outside the US may implicate foreign data protection laws, including those in the European Economic Area, Switzerland, and/or the UK (collectively, Europe). Many jurisdictions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the General Data Protection Regulation (the EU GDPR), impose strict requirements for processing personal information (i.e., data which identifies an individual or from which an individual is identifiable), including clinical trial data and grant individuals various data protection rights (e.g., the right to erasure of personal information). In turn, the EU GDPR and similar laws increase our obligations with respect to clinical trials conducted in Europe by expanding the definition of personal information to also include coded data and requiring (i) changes to informed consent practices and more detailed notices for clinical trial participants and investigators; (ii) consideration of data protection as any new products or services are developed, including to limit the amount of personal information processed; and (iii) implementation of appropriate technical and organizational measures to safeguard personal information and to report certain breaches of personal information to the relevant supervisory authority without undue delay (for the EU GDPR no later than 72 hours where feasible). In the event of non-compliance, the EU GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue, whichever is greater. In addition, the EU GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

European data protection laws, including the EU GDPR, generally also restrict the transfer of personal information from Europe to the US and most other countries that are not recognized as having “adequate” data protection laws, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing US companies to import personal information from Europe was certification to the EU-US Privacy Shield and Swiss-US Privacy Shield frameworks administered by the US Department of Commerce. However, the Court of Justice of the European Union (CJEU) issued a decision in July 2020 invalidating the EU-US Privacy Shield framework as a data transfer mechanism (Schrems II) and imposing further restrictions on the use of standard contractual clauses (SCCs). The SCCs were subsequently updated by the EC and these now place a contractual obligation on the parties, to carry out a transfer privacy impact assessment, which, among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in Europe. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-US Privacy Shield framework were no longer lawful. On October 7, 2022, the US President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (DPF) and on July 10, 2023, the EC also adopted its Final Implementing Decision granting the US adequacy (Adequacy Decision) with respect to companies that subscribe to the DPF. Entities relying on SCCs for transfers to the US are able to rely on the analysis in the EC’s Adequacy Decision as support for their transfer impact assessments required by Schrems II. Given the above, any transfers by us or our third-party vendors, collaborators or others of personal information from Europe to the US or elsewhere may not comply with European data protection laws, may increase our exposure to European data protection laws’ heightened sanctions for cross-border data transfer restrictions may restrict our clinical trial activities in Europe and may limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Following the UK’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but that process personal information either in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR, the requirements of which are (at this time) largely aligned with those under the EU GDPR, and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Government published its own form of SCCs, known as the International Data Transfer Agreement (IDTA) and International Data Transfer Addendum (UK Addendum) to the new SCCs. The UK Information Commissioner’s Office (ICO) has also published its version of the transfer impact assessment and revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and US, on September 21, 2023, regulations were laid in the UK Parliament to give effect to the UK Extension to the DPF – otherwise known as the “UK-U.S. Data Bridge.” The regulations took effect on October 12, 2023. The UK-US Data Bridge – which is the UK’s equivalent to the EC’s Adequacy Decision - will enable companies in the UK to lawfully transfer personal information to participating organizations in the US without the need to implement additional safeguards.

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

To help patients afford our products, we have a manufacturer-sponsored patient assistance program that helps financially needy patients in the US access our theraphies. This type of program has become the subject of enforcement scrutiny in recent years. For example, some pharmaceutical manufacturers have been named in lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. In addition, certain state and federal enforcement authorities have pursued investigations and settlements and members of Congress have initiated inquiries about manufacturer-sponsored patient support programs, including, for example, manufacturer-sponsored patient assistance programs, co-payment assistance programs, and manufacturer contributions to independent charitable patient assistance programs. Moreover, the Department of Health and Human Services, Office of the Inspector General continues to publish advisory opinions and other agency guidance on the topic of patient assistance, which reflects the government’s continued scrutiny of manufacturer sponsored or supported patient assistance programs. Numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient support programs and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may be proposed that would establish requirements or restrictions with respect to these programs and/or support that would affect pharmaceutical manufacturers.

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

If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.*

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

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. The notice letter included a Paragraph IV certification with respect to our US Patent Nos. 7,449,458; 8,263,122; 8,652,492; 8,771,648 and 8,951,504, which are listed in the Orange Book. The notice letter asserts that these patents will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. Annora’s notice letter does not provide a Paragraph IV certification against our other patents listed in the Orange Book. On July 25, 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its affiliates, Hetero Labs Ltd., and Hetero USA, Inc., for infringement of our US patents identified in Annora’s Paragraph IV certification. On September 21, 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of the ’458, ’122, ’492, ’648, and ’504 patents. We filed an answer to Annora’s counterclaims on October 12, 2022. Annora served invalidity and non-infringement contentions on December 31, 2022. We filed an answer to Annora’s invalidity and non-infringement contentions in March 2023. Litigation continues with preparation for a Markman hearing expected early next year. We intend to vigorously enforce and defend our intellectual property related to TAVALISSE. We cannot be assured that such lawsuit will prevent the introduction of a generic version of TAVALISSE for any particular length of time, or at all. If an ANDA from Annora or any other generic manufacturer is approved, and a generic version of TAVALISSE is introduced, whether following the expiration of our patents, the invalidation of our patents as a result of any litigation, or the determination that the proposed generic product does not infringe on our patents, our sales of TAVALISSE would be adversely affected. In addition, we cannot predict what additional ANDAs could be filed by Annora or other potential generic competitors requesting approval to market generic forms of fostamatinib, which would require us to incur significant additional expense and result in distraction for our management team, and if approved, result in significant decreases in the revenue derived from sales of our marketed products and thereby materially harm our business and financial condition.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the US, we could be subject to additional rebate or discount requirements, fines, sanctions and exposure under other laws which could have an adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by the Centers for Medicare and Medicaid Services (CMS), the 340B Drug Pricing Program, and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

In addition, the Department of Health and Human Services, Office of Inspector General and other governmental enforcement and administrative bodies have increased their focus on pricing requirements for products, including, but not limited to, the methodologies used by manufacturers to calculate average manufacturer price and best price for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the federal False Claims Act and other laws and regulations. Any required refunds to the US government or response to a government investigation or enforcement action would be expensive and time consuming and could have an adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid for our covered outpatient drugs or under Medicare Part B for any of our products that may be reimbursed under Part B.

Finally, we may be affected by developments relating to the 340B drug pricing program. Recently, multiple manufacturers have implemented policies to reduce diversion and inappropriate claims for discounts and rebates by contract pharmacies affiliated with 340B-eligible entities. The Department of Health and Human Services has sent several of these manufacturers letters claiming that the policies violate the 340B statue and referring the manufacturers for potential enforcement action. Manufacturers have challenged these letters in federal court, and the U.S. Court of Appeals for the Third Circuit recently ruled in favor of several manufacturers; other challenges are still pending. Further, Arkansas and Louisiana recently enacted laws requiring manufacturers to ship 340B drugs to certain contract pharmacies and imposing penalties on manufacturers that do not comply. Both laws have been challenged in federal court. Other states are considering similar laws. It is unclear how this pending litigation, recent and proposed legislation, or future administrative action relating to the 340B program will impact our business.

Even for those product candidates that have or may receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.*

For our product candidates that have or may receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, third-party payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

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

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercialization of our products, and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to fostamatinib. While we intend to opportunistically seek access to additional funds through public or private equity offerings or debt financings, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the US and worldwide resulting from the COVID-19 pandemic and the global tensions arising from the Russia-Ukraine war and the Hamas-Israel war. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from the exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our credit facility with MidCap includes certain covenants that may restrict our business, and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

We have indebtedness in the form of a term loan pursuant to the Credit Agreement (as defined below) with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.*

We entered into the Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, and July 27, 2022. The Credit Agreement provides for a $60.0 million term loan credit facility. As of September 30, 2023, the outstanding principal balance of the loan was $60.0 million, and no remaining funds were available under the term loan credit facility. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 9 – Debt” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the

Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

Our future funding requirements will depend on many uncertain factors.*

Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:

●	the costs to commercialize our products in the US, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;
●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	our ability to secure patent and regulatory protection;
●	our ability to secure a favorable price or a positive HTA assessment;

●	potential future impacts, if any, of a global pandemic;
●	the costs and timing of regulatory filings and approvals by us and our collaborators;
●	the progress of research and development programs carried out by us and our collaborative partners;
●	any changes in the breadth of our research and development programs;
●	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;
●	our ability to acquire or license other technologies or compounds that we may seek to pursue;
●	our ability to manage our growth;
●	competing technological and market developments;
●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
●	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

For the nine months ended September 30, 2023, we recognized loss from operations of $22.5 million primarily due to higher operating and non-operating expenses, partly offset by our net product sales and collaboration revenues. We have historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for our products. We expect to continue to incur losses from operations, at least in the next 12 months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of our products, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of September 30, 2023, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

The withdrawal of the UK from the EU may adversely impact our ability to obtain regulatory approvals of our product candidates in the UK, result in restrictions or imposition of taxes and duties for importing our product candidates into the UK, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the UK.*

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement (Trade Agreement) that outlines the future trading relationship between the UK and the EU was agreed to in December 2020 and has been approved by each EU member state and the UK.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. Great Britain (made up of England, Scotland, and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by such procedures). The UK Government and the EU recently adopted a new agreement, the “Windsor Framework” which will replace the Northern Ireland Protocol. According to the Windsor Framework, medicinal products intended for the UK market including Northern Ireland will be authorized by the MHRA, and will bear a “UK only” label. This means that Medicinal products placed on the market in Northern Ireland will no longer need to be compliant with EU law. These new measures will be implemented from January 1, 2025.

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

In April 2023, the European Commission adopted a wide ranging proposal for a new Directive and a new Regulation. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation. This change will likely result in significant changes to the pharmaceutical industry. In particular, it is expected that the new Directive and Regulations will, if made into law, affect the duration of period of regulatory protection afforded to medicinal products including regulatory data protection (also called “data exclusivity”), marketing exclusivity afforded to orphan medicinal products, as well as the conditions of eligibility to the orphan designation.

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

While we have a strong compliance process in place to ensure we are complying with all requirements of law, our consulting or advisory contracts with our scientific consultants and advisors may be scrutinized under the Anti-

Kickback Statute, the UK Bribery Act 2010, and other similar national and state-level legislation, which prohibit, among other things, companies from offering or paying anything of value as remuneration for ordering, purchasing, or recommending the ordering or purchasing of pharmaceutical and biological products that may be paid for, in whole or in part, by Medicare, Medicaid, or another federal healthcare program. Although there are several statutory exceptions and regulatory safe harbors that may protect these arrangements from prosecution or regulatory sanctions, our consulting and advising contracts may be subject to scrutiny if they do not fit squarely within an available exception or safe harbor.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. As the cyber-threat landscape evolves, these threats are likely growing in frequency, sophistication and intensity and are increasingly difficult to detect. The costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing. Cyber threats may be generic, or they may be targeted against our information systems. Our network and storage applications and those of our contract manufacturing organizations, collaborators, contractors, CROs or vendors may be subject to unauthorized access or processing by hackers or breached due to operator or other human error, theft, malfeasance or other system disruptions. We may be unable to anticipate or immediately detect information security incidents and the damage caused by such incidents. These data breaches and any unauthorized access, processing or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Such attacks, such as in the case of a ransomware attack, also may interfere with our ability to continue to operate and may result in delays and shortcomings due to an attack that may encrypt our or our service providers’ or partners’ systems unusable. Additionally, because our services involve the processing of personal information and other sensitive information about individuals we are subject to various laws, regulations, industry standards, and contractual requirements related to such processing. Any event that leads to unauthorized access, processing or disclosure of personal information, including personal information regarding our clinical trial participants or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws, regulations or contracts that protect the privacy and security of personal information, which could disrupt our business, damage our reputation with our stakeholders, result in increased costs or loss of revenue, lead to negative publicity or result in significant financial exposure. The CCPA, in particular, includes a private right of action for California consumers whose personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures, and hence may result in civil litigation in the event of a security breach impacting such information. In addition, legislators and regulators in the US have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in response to increasing broad-based cyberattacks, including the CCPA and New York SHIELD Act. Notably, on July 26, 2023, the SEC adopted a final rule on cybersecurity risk management, strategy, governance and incident disclosure (the “SEC Cyber Rule”). The SEC Cyber Rule requires public companies to make current disclosures about material cybersecurity incidents as well as annual disclosures of material information about their cybersecurity risk management, strategy and governance. The SEC Cyber Rule became effective on September 5, 2023. New data security laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which, among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 (IRA) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. Additionally, beginning in April 2013, the Budget Control Act of 2011 created an automatic reduction of Medicare payments to providers of up to 2%. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 until June 30, 2022. The 2% reduction was then reinstated and has been in effect since June 30, 2022, and will remain in effect (with additional reductions of 2.25% in the first half of 2030 and 3% in the second half of 2030 to offset the COVID-19 suspension) until 2031, unless additional Congressional action is taken. Moreover, on June 16, 2022, the Federal Trade Commission issued a policy statement stating its intents to increase enforcement scrutiny of “exclusionary rebates” to PBMs and other intermediaries that “foreclose competition.” On August 16, 2022, President Biden signed into law the IRA, which, among other reforms, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation with CMS; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025, impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS has recently taken steps to implement the IRA. First, on June 9, 2023, CMS released a list of 43 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of July 1, 2023 to September 30, 2023. Additionally, on June 30, 2023, CMS issued guidance detailing the requirements and parameters of the first round of price negotiations for products subject to the “maximum fair price” provision. Most recently, on August 29, 2023, CMS released the initial list of ten drugs subject to price negotiations. This negotiation process will occur during 2023 and 2024 and result in maximum prices that will be effective beginning in 2026. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

The Biden administration has also taken executive action to address drug pricing and other healthcare policy changes. For example, on September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation. The Order noted several methods through which the Biden Administration would support the advancement of biotechnology and biomanufacturing in healthcare, and instructed the Department of Health and Human Services to submit, within 180 days of the Order, a report assessing how to use biotechnology and biomanufacturing to achieve medical breakthroughs, reduce the overall burden of disease, and improve health outcomes. On October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. The Executive Order further directed the Secretary of the Department of Health and Human Services to submit, within 90 days after the date of the Executive Order, a report regarding any models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. On February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022, Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.

Other proposed administrative actions may affect our government pricing responsibilities. For example, CMS has issued proposals to amend the existing Medicaid Drug Rebate Program regulations. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Specifically, several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Several state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

Delays in clinical testing could result in increased costs to us.*

We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities, whether due to the impacts of a global pandemic, the global tensions arising from the Russian-Ukrainian war and Hamas-Israel war or otherwise. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.

Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays from scaling up of a study, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third-party organizations to meet their obligations, whether due to the potential future impacts of a global pandemic, the global tensions arising from Russian-Ukrainian war and Hamas-Israel war, could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. For example, any number of those issues could arise with our clinical trials causing a delay. Delays of this sort could occur for the reasons identified above or other reasons. If we have delays in conducting the clinical trials or obtaining regulatory approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.

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

We have conducted in the past and are currently conducting or may conduct in the future clinical trials in the US and outside US including Ukraine, Russia and Israel. Recent actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the US and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine. Also, the recent global tensions arising from the Hamas-Israel war may result in disruptions in the broader global economic environment. Further, some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. In addition, clinical trial site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation and monitoring in regions affected by the Russian-Ukrainian conflict including due to the prioritization of hospital resources away from clinical trials or as a result of government-imposed curfews, warfare, violence or other governmental actions or events that restrict movement. We could also experience disruptions in our supply chain or limits our ability to obtain sufficient materials for our drug products in certain regions.

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

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA, MHRA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

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

Market acceptance of fostamatinib will depend on a number of factors, including:

●	the timing of market introduction of the product as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;
●	potential future impacts, if any, due to the effects of a global pandemic and the global tensions arising from the Russian-Ukrainian war and Hamas-Israel war;
●	the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies, if any;
●	the convenience of prescribing, administrating and initiating patients on the product and the length of time the patient is on the product;
●	the potential and perceived value and advantages of the product over alternative treatments;
●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
●	pricing and the availability of coverage and adequate reimbursement by third-party payors and government authorities;
●	a positive HTA concluding that the product is cost-effective and the HTA bodies issuing a positive recommendation for the use of the product as a first or second line of treatment for the granted therapeutic indication;
●	the prevalence and severity of adverse side effects; and
●	the effectiveness of sales and marketing efforts.

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

Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with managing our commercial team, including our potential inability to successfully train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are also competing for talent with numerous commercial and pre-commercial-stage oncology-focused biotechnology companies seeking to build out their commercial organizations, as well as other large pharmaceutical organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. If we cannot maintain effective sales, marketing, market access and product distribution capabilities, we may be unable to realize the commercial potential of our products. Also, to the extent that the commercial opportunities for our products grow over time, we may not properly judge the requisite size and experience of our current commercialization teams or the level of distribution necessary to market and sell our products, which could have an adverse impact on our business, financial condition and results of operations.

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine and the Hamas and Israel, terrorism or other geopolitical events. Sanctions imposed by the US and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us under Delaware law, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee of Rigel to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation and bylaws (as either may be amended from time to time), (iv) any action asserting a claim against us governed by the internal affairs doctrine, or (v) any other action asserting an “internal corporate claim,” as defined under Section 115 of the DGCL. The forgoing provisions do not apply to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

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

Item 5.Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (3)

4.1	Form of warrant to purchase shares of common stock. (4)

4.2	Specimen Common Stock Certificate. (5)

10.1#	Executive Severance Plan, as amended.
10.2#˄	Amendment 1 to the License and Collaboration Agreement with Eli Lilly and Company.
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)
Date:	November 7, 2023

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)
Date:	November 7, 2023