Form 10-Q
period 2024-03-31
RIGEL PHARMACEUTICALS INC
filed 2024-05-07
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 2, 2024, there were 175,406,146 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of
	March 31, 2024	December 31, 2023 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,574	$32,786
Short-term investments	23,976	24,147
Accounts receivable, net	27,512	30,550
Inventories	6,579	5,522
Prepaid and other current assets	8,845	6,261
Total current assets	92,486	99,266
Property and equipment, net	140	165
Intangible assets, net	28,863	13,878
Operating lease right-of-use assets	712	861
Other assets	4,318	3,055
Total assets	$126,519	$117,225
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$9,276	$7,142
Accrued compensation	5,246	8,676
Accrued research and development	4,127	3,513
Acquisition-related liabilities	15,222	—
Revenue reserves and refund liability	16,045	15,684
Loans payable, net, current portion	14,780	7,229
Other accrued liabilities	5,435	5,334
Deferred revenue	1,355	1,355
Lease liabilities, current portion	709	692
Other long-term liabilities, current portion	1,003	3,642
Total current liabilities	73,198	53,267
Long-term portion of lease liabilities	100	285
Long-term portion of loans payable, net	44,910	52,373
Other long-term liabilities	39,982	39,944
Total liabilities	158,190	145,869

Commitments

Stockholders’ deficit:
Preferred stock	—	—
Common stock	175	175
Additional paid-in capital	1,383,956	1,378,723
Accumulated other comprehensive (loss) income	(5)	8
Accumulated deficit	(1,415,797)	(1,407,550)
Total stockholders’ deficit	(31,671)	(28,644)
Total liabilities and stockholders’ deficit	$126,519	$117,225
(1)	The balance sheet as of December 31, 2023 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 5, 2024.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product sales, net	$26,003	$23,745
Contract revenues from collaborations	3,531	2,325
Total revenues	29,534	26,070
Costs and expenses:
Cost of product sales	2,025	977
Research and development	6,026	10,089
Selling, general and administrative	28,449	27,729
Total costs and expenses	36,500	38,795
Loss from operations	(6,966)	(12,725)
Interest income	593	393
Interest expense	(1,874)	(1,204)
Net loss	$(8,247)	$(13,536)

Net loss per share, basic and diluted	$(0.05)	$(0.08)
Weighted average shares used in computing net loss per share, basic and diluted	175,203	173,568

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(8,247)	$(13,536)
Other comprehensive (loss) gain:
Net unrealized (loss) gain on short-term investments	(13)	126
Comprehensive loss	$(8,260)	$(13,410)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of January 1, 2024	174,825,610	$175	$1,378,723	$8	$(1,407,550)	$(28,644)
Net loss	—	—	—	—	(8,247)	(8,247)
Net change in unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of options	90,544	—	89	—	—	89
Issuance of common stock upon vesting of restricted stock units (RSUs)	489,992	—	—	—	—	—
Stock-based compensation expense	—	—	5,144	—	—	5,144
Balance as of March 31, 2024	175,406,146	$175	$1,383,956	$(5)	$(1,415,797)	$(31,671)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Deficit
Balance as of January 1, 2023	173,398,645	$174	$1,368,822	$(153)	$(1,382,459)	$(13,616)
Net loss	—	—	—	—	(13,536)	(13,536)
Net change in unrealized gain on short-term investments	—	—	—	126	—	126
Issuance of common stock upon exercise of options	952	—	1	—	—	1
Issuance of common stock upon vesting of RSUs	266,256	—	—	—	—	—
Stock-based compensation expense	—	—	2,768	—	—	2,768
Balance as of March 31, 2023	173,665,853	$174	$1,371,591	$(27)	$(1,395,995)	$(24,257)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(8,247)	$(13,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,134	2,758
Loss on sale and disposal of fixed assets	—	347
Depreciation and amortization	400	357
Net amortization of discount on short-term investments and term loan	(205)	(68)
Changes in assets and liabilities:
Accounts receivable, net	3,038	10,954
Inventories	(2,310)	(1,949)
Prepaid and other current assets	(2,584)	392
Other assets	—	98
Right-of-use assets	149	807
Accounts payable	2,134	(1,213)
Accrued compensation	(3,430)	(3,205)
Accrued research and development	614	(768)
Revenue reserves and refund liability	361	1,943
Other accrued liabilities	101	(1,389)
Lease liability	(168)	(854)
Other current and long-term liabilities	—	1,252
Net cash used in operating activities	(5,013)	(4,074)
Investing activities
Maturities of short-term investments	8,250	15,650
Purchases of short-term investments	(7,799)	—
Payments for acquisition of intangible assets	(138)	(15,000)
Proceeds from sale of property and equipment	—	127
Net cash provided by investing activities	313	777
Financing activities
Net proceeds from term loan financing	—	19,950
Net proceeds from issuances of common stock upon exercise of options	89	1
Cost share payments to a collaboration partner	(2,601)	(828)
Net cash (used in) provided by financing activities	(2,512)	19,123
Net (decrease) increase in cash and cash equivalents	(7,212)	15,826
Cash and cash equivalents at beginning of period	32,786	24,459
Cash and cash equivalents at end of period	$25,574	$40,285
Supplemental disclosure of cash flow information
Interest paid	$1,684	$1,011
Intangible assets included within acquisition-related liabilities	$15,222	$—

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

Our second FDA-approved product is REZLIDHIA® (olutasidenib) capsules for the treatment of adult patients with relapsed or refractory (R/R) acute myeloid leukemia (AML) with a susceptible isocitrate dehydrogenase-1 (IDH1) mutation as detected by an FDA-approved test. We began our commercialization of REZLIDHIA in December 2022. We in-licensed olutasidenib from Forma Therapeutics, Inc., now Novo Nordisk (Forma), with exclusive, worldwide rights for its development, manufacturing and commercialization.

In February 2024, we entered into an Asset Purchase Agreement with Blueprint Medicines Corporation (Blueprint) to purchase certain assets comprising the right to research, develop, manufacture and commercialize GAVRETO® (pralsetinib) in the US. GAVRETO (pralsetinib) is a once daily, small molecule, oral, kinase inhibitor of wild-type rearranged during transfection (RET) and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration response rate, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We intend to distribute and market GAVRETO for approved indications in RET fusion-positive NSCLC and advanced thyroid cancers, and we expect to complete the transition of the asset and start recognizing product sales in July of 2024.

We continue to advance the development of our interleukin receptor-associated kinases 1 and 4 (IRAK1/4) inhibitor program, in an open-label, Phase 1b trial to determine the tolerability and preliminary efficacy of the drug in patients with lower-risk myelodysplastic syndrome (MDS) who are refractory or resistant to prior therapies.

We have strategic development collaborations with the University of Texas MD Anderson Cancer Center (MDACC) to expand our evaluation of REZLIDHIA (olutasidenib) in AML and other hematologic cancers, and with Collaborative Network for Neuro-Oncology Clinical Trials (CONNECT) to conduct a Phase 2 clinical trial to evaluate REZLIDHIA (olutasidenib) in combination with temozolomide in patients with high-grade glioma (HGG) harboring an IDH1 mutation.

We have a receptor-interacting serine/threonine-protein kinase 1 (RIPK1) inhibitor program in clinical development with our partner Eli Lilly and Company (Lilly). We also have product candidates in clinical development with partners BerGenBio ASA (BerGenBio) and Daiichi Sankyo (Daiichi).

Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all the information and notes required by US GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet as of December 31, 2023 has been derived from audited financial statements at that date but does not include all disclosures required by US GAAP for complete financial statements. Because certain disclosures required by US GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Significant Accounting Policies

Our significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these accounting policies except for the accounting consideration related to the Asset Purchase Agreement with Blueprint as discussed in “Note 5 – In-licensing and Acquisition.”

Liquidity

As of March 31, 2024, we had approximately $49.6 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing, contract payments under our collaboration agreements and from product sales.

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

Other recently issued accounting guidance not discussed in this Quarterly Report on Form 10-Q are either not applicable or did not have, or are not expected to have, a material impact on us.

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

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Outstanding stock options	37,135	35,909
RSUs	4,072	1,988
Purchase Plan	246	345
Total	41,453	38,242

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Product sales:
Gross product sales	$38,426	$33,198
Discounts and allowances	(12,423)	(9,453)
Total product sales, net	26,003	23,745
Revenues from collaborations:
Delivery of drug supplies, royalty and others	3,531	2,325
Total revenues from collaborations	3,531	2,325
Total revenues	$29,534	$26,070

Revenue from product sales are related to sales of our commercial products, TAVALISSE and REZLIDHIA, to our specialty distributors. For detailed discussions of our revenues from collaborations, see “Note 4 – Sponsored Research, License Agreements and Government Contracts.”

Our net product sales include gross product sales, net of chargebacks, discounts and fees, government and other rebates and returns. Of the total discounts and allowances from gross product sales for the three months ended March 31, 2024 and 2023, $12.3 million and $9.2 million, respectively, was accounted for as additions to revenue reserves and refund liability, and $0.1 million and $0.3 million, respectively, as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the condensed balance sheet. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within revenue reserves and refund liability, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2024	$8,236	$3,517	$3,931	$15,684
Provision related to current period sales	9,763	2,280	224	12,267
Credit or payments made during the period	(10,255)	(1,609)	(42)	(11,906)
Balance as of March 31, 2024	$7,744	$4,188	$4,113	$16,045

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2023	$6,213	$2,636	$3,296	$12,145
Provision related to current period sales	7,231	1,795	197	9,223
Credit or payments made during the period	(5,777)	(1,422)	(81)	(7,280)
Balance as of March 31, 2023	$7,667	$3,009	$3,412	$14,088

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended March 31,
	2024	2023
McKesson Specialty Care Distribution Corporation	42%	45%
Cardinal Healthcare	23%	24%
Cencora Inc. (formerly ASD Healthcare)	23%	22%

4.	Sponsored Research, License Agreements and Government Contracts

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of March 31, 2024, we are a party to collaboration agreements with Lilly to develop and commercialize R552, a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States); with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Kissei territory which includes Japan, China, Taiwan and the Republic of Korea; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, in Medison territory which includes Canada and Israel; and with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean (Knight territory).

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio for the development and commercialization of AXL receptor tyrosine kinase (AXL) inhibitors in oncology, and with Daiichi to pursue research related to murine double minute 2 (MDM2) inhibitors, a novel class of drug targets called ligases.

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of March 31, 2024, total future contingent payments to us under all of the above existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. Of this amount, $279.5 million relates to the achievement of development events, $263.1 million relates to the achievement of regulatory events and $796.0 million relates to the achievement of certain commercial events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

We account for the milestone payments when such milestones are considered probable of being achieved, and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved. The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, and recorded as part of contract revenues from collaborations during the period of adjustment.

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

On September 28, 2023, we entered into an amendment to the Lilly Agreement which provides, among others that if we exercise our first opt-out right, we have the right to opt-in to the co-funding of R552 development, upon us providing notice to Lilly within 30 days of certain events as specified in the Lilly Agreement, and as a result receive greater royalties from sales. Following the amendment to the Lilly Agreement, on September 29, 2023, we provided the first opt-out notice to Lilly. We continued to fund our share of the R552 development activities up to $22.6 million through April 1, 2024 as provided for in the amended Lilly Agreement. If we decide to exercise our opt-in right, we will be required to continue to share in global development costs, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement.

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

At the inception of the Lilly Agreement, given our rights to opt-out from the development of R552, we believed at the minimum, we had a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense is accreted on such liability over the expected commitment period, adjusted for timing of expected cost share payments. No interest was accreted during the three months ended March 31, 2024 and 2023. Through March 31, 2024, Lilly billed us $20.3 million for our share of development costs incurred as of the fourth quarter of 2023, and the amount was fully paid as of March 31, 2024. As of March 31, 2024 and December 31, 2023, the outstanding liability to Lilly was $41.0 million and $43.6 million, respectively, and included within other long-term liabilities, current portion, and other long-term liabilities in the condensed balance sheet. As discussed above, following the amendment to the Lilly Agreement, and us providing the first opt-out notice to Lilly, our cumulative share of the R552 development cost is now capped at $22.6 million through April 1, 2024. Although our cumulative share of the development cost is now at the specified cap that is less than our outstanding recorded liability at the balance sheet date, such excess amount has not been recognized as revenue because we cannot conclude that it is probable that a significant reversal of the amount of revenue, if recognized, will not occur until the likelihood of us exercising our opt-in right becomes remote, or when the opt-in right period lapses.

At the inception, we allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. The transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue upon delivery of the non-CNS penetrant IP to Lilly during the first quarter of 2021. The transaction price allocated to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly using the input method, since we were required to perform additional research and development efforts before the final acceptance of the license by Lilly. In June 2022, Lilly provided notice of continuance pursuant to the terms of the Lilly Agreement, whereby Lilly elected its option to lead the identification and selection of CNS penetrant lead candidate. As such, we recognized the remaining outstanding deferred revenue in the second quarter of 2022. There was no outstanding deferred revenue related to Lilly Agreement as of March 31, 2024 and December 31, 2023.

Grifols License Agreement

We have an exclusive commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop fostamatinib in Grifols territory. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. The agreement also required us to continue to conduct our long-term open-label extension study on patients with ITP through European Medicines Agency (EMA) approval of ITP in Europe or until the study ends as well as conduct the Phase 3 trial of fostamatinib in autoimmune hemolytic anemia (AIHA).

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

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) performance of research and regulatory services related to our long-term open-label extension study on patients with ITP, and (c) performance of research services related to our Phase 3 study in AIHA. We allocated the transaction price to the distinct performance obligations in our collaboration agreement based on our best estimate of the relative standalone selling price, and recognized the corresponding revenue in the periods we satisfied the performance obligations. No outstanding deferred revenue related to Grifols license agreement as of March 31, 2024 and December 31, 2023.

We entered into a Commercial Supply Agreement with Grifols in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols order from us pursuant to and in accordance with the agreement. Prior to the Commercial Supply Agreement, we had a Drug Product Purchase Agreement with Grifols entered in December 2019. For the three months ended March 31, 2024 and 2023, no revenue and $1.6 million of revenue, respectively, was recognized related to delivery of drug supply to Grifols.

We recognize royalty revenue from Grifols included within contract revenues from collaboration. For the three months ended March 31, 2024 and 2023, we recognized royalty revenue of $1.1 million and $0.7 million, respectively.

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

We accounted for this agreement under ASC 606 and identified the following distinct performance obligations at inception of the agreement: (a) granting of the license, (b) supply of fostamatinib for clinical use and (c) material right associated with discounted fostamatinib that is supplied for use other than clinical or commercial. In addition, we will provide commercial product supply if the product is approved in the licensed territory. We concluded that each of these performance obligations is distinct. We determined that the upfront fee of $33.0 million represented the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price and recognized the corresponding revenue in the period we satisfied the performance obligations. As of March 31, 2024 and December 31, 2023, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. No revenue was recognized during the three months ended March 31, 2024 and 2023 associated with the remaining performance obligation.

For the three months ended March 31, 2024 and 2023, $2.3 million of revenue, and no revenue, respectively, was recognized related to the delivery of fostamatinib supply to Kissei mainly for commercial use.

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

Medison Commercial and License Agreements

We have two exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory, pursuant to which, we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for this agreement under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of AIHA in Canada. We determined that the non-refundable upfront fee represented the transaction price, however, due to the buyback provision, we accounted this upfront payment as financing arrangement under ASC 606. In 2022, management concluded that the likelihood of exercising the buyback option right was remote considering the top-line results from our Phase 3 trial of fostamatinib in warm auto immune hemolytic anemian (wAIHA) which showed that the trial did not demonstrate statistical significance in the primary efficacy endpoint, and the guidance received from the

FDA. As such, in accordance with ASC 606, we relieved the outstanding financing liability which includes the upfront payment and accreted interest, and recognized such amount as revenue in 2022. There was no outstanding deferred revenue related to Medison license agreement as of March 31, 2024 and December 31, 2023.

For the three months ended March 31, 2024, we recognized $0.1 million of revenue from Medison related to the delivery of drug supplies and royalty revenue. For the three months ended March 31, 2023, we recognized $0.1 million of revenue related to the delivery of drug supplies.

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

Government Contracts

US Department of Defense (DOD)

In January 2021, we were awarded up to $16.5 million by the DOD to support our ongoing Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. No revenue was recognized during the three months ended March 31, 2024 and 2023. Through March 31, 2024, we received $16.0 million of the award.

Biomedical Advanced Research and Development (BARDA)

In August 2023, we were awarded up to $0.8 million by BARDA, part of the Office of the Assistant Secretary for the Preparedness and Response at the US Department of Health and Human Services (DHHS), for our evaluation of fostamatinib in mitigating the impact of long-term respiratory distress. No revenue was recognized during the three months ended March 31, 2024 and 2023. Through March 31, 2024, we received $0.1 million of the award.

Strategic Development Collaborations with MDACC and CONNECT

In December 2023, we entered into a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration will expand our evaluation of REZLIDHIA (olutasidenib) in AML and other hematologic cancers. Under the collaboration, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through March 31, 2024, we provided $2.0 million funding to MDACC.

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

5.	In-licensing and Acquisition

Asset Purchase Agreement with Blueprint

On February 22, 2024, we acquired the US rights to research, develop, manufacture and commercialize GAVRETO (pralsetinib) from Blueprint pursuant to an Asset Purchase Agreement. The acquired assets include, among other things, applicable intellectual property related to pralsetinib in the US, including patents, copyrights and trademarks, as well as clinical regulatory and commercial data and records. Pursuant to the Asset Purchase Agreement, we agreed to pay a purchase price of $15.0 million, $10.0 million of which is payable upon our first commercial sale of GAVRETO (pralsetinib) and an additional $5.0 million of which is payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments and up to $5.0 million in future regulatory milestone payments. The potential regulatory milestones include full regulatory approval of pralsetinib (or related compounds) for the treatment of adult RET-fusion positive thyroid cancer, and maintenance of the current regulatory approval of pralsetinib for the treatment of adult RET-fusion positive thyroid cancer during the period beginning on February 22, 2024 and ending on the third anniversary of the first commercial sale of pralsetinib subject to certain conditions. Subject to the terms and conditions of the Asset Purchase Agreement, Blueprint would be entitled to tiered royalty payments on net sales of products containing pralsetinib (or related compounds) ranging from 10% to 30%, subject to certain reductions and offsets.

In accordance with ASC 805 Business Combinations (ASC 805), the transaction was accounted for as an asset acquisition, because substantially all of the fair value of the gross assets acquired is concentrated in a single asset, which is the GAVRETO product rights. The GAVRETO product rights comprised developed technology, customers, trademarks and trade name, and are considered a single asset as they are inextricably linked. ASC 805 provides for a screen test, wherein if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired are not considered to be a business.

The following table summarizes the total purchase consideration in connection with the asset acquisition (in thousands):

Closing purchase price	$15,000
Transaction costs	360
Total purchase consideration	$15,360

The closing purchase price was recorded within acquisition-related liabilities in the condensed balance sheet. The transaction cost of $0.2 million was also recorded within acquisition-related liabilities, and the remaining $0.1 million has been paid in cash as of March 31, 2024. The contingent considerations relating to future commercial and regulatory milestones were not included in the total purchase price consideration, and will be accounted for when the contingency is resolved and the consideration becomes payable. Royalties will be recognized within cost of sales, as revenue from GAVRETO product sales is recognized.

In an asset acquisition, the acquiring entity should recognize the assets acquired at cost to the acquiring entity which includes transaction costs and consideration given, allocated based on a relative fair value of the assets acquired measured at acquisition date. The fair value of the developed technology, customers, trademarks and trade name was estimated using a multi-period excess earnings income approach that discounts expected cash flows to present value by applying discount rate that represents the estimated rate that market participants would use to value such assets. The relative fair value are based on estimates that required judgement and certain assumptions, categorized as Level 3 in the fair value hierarchy. Since we acquired a single asset, the total purchase consideration was recorded as intangible assets. The related intangible assets is being amortized on a straight-line basis over the estimated useful life of 12 years, and the related amortization is recorded within cost of sales.

Simultaneously and in connection with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during the transition period, Blueprint will transition regulatory and distribution responsibility for GAVRETO (pralsetinib) to us. We also agreed to purchase certain drug product inventories from Blueprint amounting to approximately $7.0 million under a Material Transfer Agreement. As of March 31, 2024, we received inventories amounting to approximately $3.1 million, and the remaining inventories are expected to be delivered to us in the second quarter of 2024.

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

The transaction was accounted for as an acquisition of asset under ASC 730, Research and Development. In accordance with the guidance, in a transaction accounted for as an asset acquisition, any acquired IPR&D that does not have alternative future use is charged to expense at the acquisition date. At the acquisition date, the acquired license asset was accounted for as IPR&D, and we anticipated no other economic benefit to be derived from such acquired licensed asset other than the primary indications. As such, we accounted for the upfront fee of $2.0 million as IPR&D and recorded such cost within research and development expense in the statements of operations in 2022.

Under the accounting guidance, we account for contingent payments when a contingency is resolved, and the consideration becomes payable. We account for milestone payment obligations incurred at development stage and prior to a regulatory approval of an indication associated with the acquired licensed asset as research and development expense when the event requiring payment of the milestone occurs. Milestone payment obligations incurred upon and after a regulatory approval of an indication associated with the acquired licensed asset, and at the commercial stage, are recorded as intangible assets when the event requiring payment of the milestones occurs. Prior to the FDA approval of REZLIDHIA in December 2022, a certain regulatory milestone was met which entitled Forma to receive a $2.5 million milestone payment. Because such milestone payment obligation was incurred prior to a regulatory approval of an indication associated with the acquired licensed asset, we recorded such amount as research and development expense in the fourth quarter of 2022. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with susceptible IDH1 mutations as detected by an FDA-approved test. Following the FDA approval, we launched REZLIDHIA and made first shipments of the product to our customers in December 2022. With this FDA approval and first commercial sale of the product, Forma was entitled to receive a total of $15.0 million milestone payments. Since such milestone payment obligations were incurred upon and after regulatory approval of the product, we recorded such amount as intangible assets on our condensed balance sheet in the fourth quarter of 2022. No new milestone was met in 2023 and during the three months ended March 31, 2024.

The amount recorded as intangible asset is being amortized on a straight-line basis over the estimated useful life of 14 years, and the related amortization is recorded within cost of sales. Royalties are recognized within cost of sales, as revenue from REZLIDHIA product sales is recognized.

6.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative	$4,484	$1,735
Research and development	650	1,023
Total stock-based compensation expense	$5,134	$2,758

During the three months ended March 31, 2024, we granted stock options to purchase 5,410,890 shares of common stock with weighted-average grant-date fair value of $0.97 per share, and 90,544 stock options were exercised. The stock options granted during the three months ended March 31, 2024 generally vest over 3 years. As of March 31, 2024, there were 37,135,396 stock options outstanding, of which, 1,322,500 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were assessed not probable as of March 31, 2024. Accordingly, none of the $2.5 million grant date fair value for these awards has been recognized as stock-based compensation expense as of March 31, 2024.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our Equity Incentive Plans (our 2018 Equity Incentive Plan and Inducement Plan, as amended) for the periods presented:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.1%	3.7%
Expected term (in years)	6.2	7.0
Dividend yield	0.0%	0.0%
Expected volatility	87.4%	82.8%

During the three months ended March 31, 2024, we granted 2,763,979 RSUs with a grant-date weighted-average fair value of $1.27 per share, and 489,992 RSUs were released. The RSUs granted during the three months ended March 31, 2024 generally vest over 3 years. As of March 31, 2024, there were 4,071,854 RSUs outstanding.

As of March 31, 2024, there was approximately $16.2 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 2.49 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones was considered as probable, and RSUs.

In March 2024, our Board of Directors approved additional 375,000 shares of common stock reseved for issuance under our Inducement Plan. As of March 31, 2024, there were 7,129,161 shares of common stock available for future grant under our Equity Incentive Plans.

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

Our previous 24-month offering period under our Purchase Plan ended on June 30, 2022, and a new 24-month offering period started on July 1, 2022. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of March 31, 2024, unrecognized stock-based compensation cost related to our Purchase Plan amounted to $0.1 million, which is expected to be recognized over the remaining weighted average period of 0.24 years.

During the three months ended March 31, 2024, there were no shares purchased under the Purchase Plan. As of March 31, 2024, there were 2,495,835 shares reserved for future issuance under the Purchase Plan.

7.	Other Balance Sheet Components

Inventories

Inventories for the periods presented consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Raw materials	$3,918	$4,609
Work in process	5,120	1,876
Finished goods	1,275	1,508
Total	$10,313	$7,993
Reported as:
Inventories	$6,579	$5,522
Other assets	3,734	2,471
Total	$10,313	$7,993

Inventories as of March 31, 2024 and December 31, 2023 include inventories acquired from Forma pursuant to the license and transition services agreement. Inventories as of March 31, 2024 also include inventories acquired from Blueprint pursuant to a Material Transfer Agreement as discussed in Note 5 – In-licencing and Acquisition. As of March 31, 2024, advance payments to the manufacturer of our raw materials were included within prepaid and other current assets in the condensed balance sheet amounted to $0.7 million. No such advance payment was included within prepaid and other current assets as of December 31, 2023.

Non-current inventories consist of active pharmaceutical ingredient classified as raw materials which have multi-year shelf life, as well as certain work in process and finished goods inventories that are not expected to be consumed beyond our normal operating cycle.

Intangible assets

Intangible assets consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Intangible asset cost	$30,360	$15,000
Accumulated amortization	(1,497)	(1,122)
Intangible asset, net	$28,863	$13,878

See “Note 5 – In-licensing and Acquisition” for related discussions of capitalized intangible assets. For the three months ended March 31, 2024 and 2023, amortization expense recorded within cost of sales in the statements of operations were $0.4 million and $0.3 million, respectively.

The following table presents the estimated future amortization expense of intangible assets as of March 31, 2024 (in thousands):

Remainder of 2024	$1,764
2025	2,351
2026	2,351
2027	2,351
2028	2,351
Thereafter	17,695
$28,863

8.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments for the periods presented consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Cash	$5,843	$8,247
Money market funds	9,767	9,685
US treasury bills	12,906	12,594
Government-sponsored enterprise securities	5,469	11,233
Corporate bonds and commercial paper	15,565	15,174
	$49,550	$56,933
Reported as:
Cash and cash equivalents	$25,574	$32,786
Short-term investments	23,976	24,147
	$49,550	$56,933

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2024	Cost	Gains	Losses	Fair Value
US treasury bills	$12,907	$—	$(1)	$12,906
Government-sponsored enterprise securities	5,468	2	(1)	$5,469
Corporate bonds and commercial paper	15,570	1	(6)	15,565
Total	$33,945	$3	$(8)	$33,940

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2023	Cost	Gains	Losses	Fair Value
US treasury bills	$12,591	$3	$—	$12,594
Government-sponsored enterprise securities	11,230	7	(4)	11,233
Corporate bonds and commercial paper	15,172	5	(3)	15,174
Total	$38,993	$15	$(7)	$39,001

As of March 31, 2024 and December 31, 2023, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 58 days and 82 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified these securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of March 31, 2024, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of March 31, 2024, a total of 31 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses, we have not recognized any credit losses on these securities as of March 31, 2024 and December 31, 2023.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

As of March 31, 2024	Fair Value	Unrealized Losses
US treasury bills	$11,919	$(1)
Government-sponsored enterprise securities	3,986	(1)
Corporate bonds and commercial paper	12,085	(6)
Total	$27,990	$(8)

9.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$9,767	$—	$—	$9,767
US treasury bills	—	12,906	—	12,906
Government-sponsored enterprise securities	—	5,469	—	5,469
Corporate bonds and commercial paper	—	15,565	—	15,565
Total	$9,767	$33,940	$—	$43,707

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$9,685	$—	$—	$9,685
US treasury bills	—	12,594	—	12,594
Government-sponsored enterprise securities	—	11,233	—	11,233
Corporate bonds and commercial paper	—	15,174	—	15,174
Total	$9,685	$39,001	$—	$48,686

10.Debt

The following table summarizes loans payable, net (in thousands):

	As of
	March 31, 2024	December 31, 2023
Principal outstanding	$60,000	$60,000
Unamortized debt issuance costs	(310)	(398)
Principal outstanding, net of unamortized debt issuance costs	$59,690	$59,602

Reported as:
Loans payable, net, current portion	$14,780	$7,229
Long-term portion of loans payable, net	44,910	52,373
	$59,690	$59,602

The outstanding loans payable as of the periods presented was related to our Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment) and July 27, 2022 (Third Amendment). On April 11, 2024, we entered into Fourth Amendment to the Credit Agreement. See “Note 12 – Subsequent Events” for further discussions.

The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1), in May 2020, an additional $10.0 million was funded (Tranche 2), at the Second Amendment, an additional $10.0 million was funded (Tranche 3), at the Third Amendment, an additional $10.0 million was funded (Tranche 4), and in March 2023, an additional $20.0 million was funded (Tranche 5). As of March 31, 2024, the outstanding principal balance of the loan was $60.0 million, and no remaining funds are available for draw under the term loan credit facility.

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

Following the Third Amendment but prior to the Fourth Amendment to the Credit Agreement in April 2024 as discussed in “Note 12 – Subsequent Events”, the term loans would mature on September 1, 2026, and the interest-only period was through October 1, 2024. The term loans bore interest equal to the sum of one-month Secured Overnight Financing Rate (SOFR), plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%, and a final payment fee of 2.5% of principal due at maturity date.

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

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended March 31, 2024 and 2023 was $1.9 million and $1.2 million, respectively. Accrued interest of $1.6 million was included within other accrued liabilities in the condensed balance sheet as of March 31, 2024.

The following table presents the future minimum principal payments of the outstanding loan as of March 31, 2024 (in thousands):

Remainder of 2024	$7,500
2025	30,000
2026	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$60,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of March 31, 2024, we were not in violation of any covenants.

11.Leases

We have a sublease agreement with Atara Biotherapeutics, Inc. (Atara) entered in October 2022 to sublease an office space located in South San Francisco, California. Subject to the terms of the sublease agreement, the lease term commenced in November 2022 and shall expire in May 2025. This leased facility is currently held as our new Headquarters following the expiration of our previously leased facility in January 2023. The weighted average remaining term of our leases as of March 31, 2024 was 1.17 years.

We previously leased our prior headquarter space located in South San Francisco, California with Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), and had a sublease agreement with an unrelated third-party to sublet a portion of the leased facility. Both leases expired in January 2023.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed operating lease expense	$166	$612
Variable operating lease expense	28	72
Total operating lease expense	$194	$684

Supplemental information related to our operating lease were as follow (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash payments included in the measurement of operating lease liabilities	$184	$996

Supplemental information related to our operating sublease was as follow (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed sublease expense	$—	$365
Variable sublease expense	—	77
Sublease income	—	(442)
Net	$—	$—

The following table presents the future lease payments as of March 31, 2024 (in thousands):

Remainder of 2024	$555
2025	301
Total minimum payments required	$856

12.Subsequent Events

Fourth Amendment to the Credit Agreement with MidCap

On April 11, 2024, we entered into Fourth Amendment to the Credit Agreement with MidCap, pursuant to which the parties agreed to, among other things, (i) extend the maturity date for the term loans to September 1, 2027, (ii) extend the interest only period for the term loans to October 1, 2025, (iii) revise the interest rate payable on the term loans to SOFR plus an adjustment of 0.11448%, subject to 4.00% applicable floor, plus applicable margin of 6.50%, (iv) reset the prepayment fee applicable to the term loans, (v) increase the exit fee payable on the term loans to 4.25%, and (vi) update certain financial covenants in connection with the new maturity date.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024. Our financial results for the three months ended March 31, 2024 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our business and scientific strategies; risks and uncertainties associated with the commercialization, distribution and marketing of our products in the US and outside the US; risks that the FDA, EMA, the Medicines and Health Products Regulatory Agency (MHRA) or other regulatory authorities may make adverse decisions regarding our products; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to timing of recognizing product sales; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expense; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; the availability and sufficiency of our cash and capital resources and the need for additional capital; our ability to successfully identify and acquire or in-license products or companies, and to successfully transition assets to operate acquisitions; our operations and legal risks; the effectiveness of our cybersecurity risk management process; and our acquisition of certain assets comprising rights to GAVRETO (pralsetinib) in the US. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

In February 2024, we entered into an Asset Purchase Agreement with Blueprint to purchase certain assets comprising the right to research, develop, manufacture and commercialize GAVRETO (pralsetinib) in the US. GAVRETO (pralsetinib) is a once daily, small molecule, oral, kinase inhibitor of wild-type RET and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration response rate, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We intend to distribute and market GAVRETO for approved indications in RET fusion-positive NSCLC and advanced thyroid cancers, and we expect to complete the transition of the asset and start recognizing product sales in July of 2024.

We continue to advance the development of our IRAK1/4 inhibitor program, in an open-label, Phase 1b trial to determine the tolerability and preliminary efficacy of the drug in patients with lower-risk MDS who are refractory or resistant to prior therapies.

We have strategic development collaborations with MDACC to expand our evaluation of REZLIDHIA (olutasidenib) in AML and other hematologic cancers, and with CONNECT to conduct a Phase 2 clinical trial to evaluate REZLIDHIA (olutasidenib) in combination with temozolomide in patients with HGG harboring an IDH1 mutation.

We have a RIPK1 inhibitor program in clinical development with our partner Lilly. We also have product candidates in clinical development with partners BerGenBio and Daiichi.

Business Updates

TAVALISSE IN ITP

For the three months ended March 31, 2024, net product sales of TAVALISSE were $21.1 million, decreased by $1.2 million or 5% compared to $22.3 million net product sales in the same period in 2023. The decrease was driven partly by a decrease in number of bottles remaining in distributors channels, and partly due to the increase in revenue reserves driven by higher government and private payor rebates. These decreases were partially offset by the increase in price per bottle of TAVALISSE. Typically, our first quarter net sales are impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

REZLIDHIA in R/R AML with mIDHI

For the three months ended March 31, 2024, net product sales of REZLIDHIA were $4.9 million, increased by $3.4 million compared to $1.5 million net product sales in the same period in 2023. The increase was primarily due to increased quantities sold primarily driven by increased number of patients under therapy, partially offset by the increase in revenue reserves primarily due to higher government rebates.

We in-licensed olutasidenib from Forma, with exclusive, worldwide rights for development, manufacturing and commercialization of olutasidenib for any uses, including for the treatment of AML and other malignancies. In accordance with the terms of the license and transition services agreement, we paid an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portions of our sublicensing revenue, subject to certain standard reductions and offsets. In 2022, certain milestones were met which entitled Forma to receive a $17.5 million milestone payments. No new milestone was met in 2023 and during the three months ended March 31, 2024.

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

Simultaneously and in conjunction with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during the transition period, Blueprint will transition regulatory and distribution responsibility for GAVRETO (pralsetinib) to us. We also agreed to purchase certain drug product inventories from Blueprint amounting to approximately $7.0 million under a Material Transfer Agreement. As of March 31, 2024, we received inventories amounting to approximately $3.1 million, and the remaining inventories are expected to be delivered to us in the second quarter of 2024.

We believe GAVRETO will be highly synergistic with our current product portfolio, and we expect to leverage our existing commercial infrastructure to ensure current and newly prescribed GAVRETO patients have continued access to this important treatment option. We intend to distribute and market GAVRETO for approved indications in RET fusion-positive NSCLC and advanced thyroid cancers, and we expect to complete the transition of the asset and start recognizing product sales in July of 2024.

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

The patent portfolio covering pralsetinib contains patents and patent applications directed to compositions of matter for pralsetinib, including solid forms, formulations, and methods of use and manufacture. Pralsitenib is covered as a composition of matter in a US issued patent that has an expiration date in November 2036 and subject to potential extensions. Patents that have been issued or are expected to be issued covering pralsetinib will have statutory expiration dates between 2036 and 2041. Patent term adjustments, patent term extensions, and supplementary protection certificates could result in later expiration dates. The FDA granted GAVRETO (pralsetinib) new chemical entity exclusivity until September 2025 and orphan drug exclusivity until September 2027 with respect to the approval for treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA-approved test. The FDA also granted GAVRETO (pralsetinib) two orphan drug exclusivities until December 2027 with respect to FDA approval for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate), and for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant medullary thyroid carcinoma who require systemic therapy.

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

R289, an Oral IRAK1/4 Inhibitor for Hematology-Oncology, Autoimmune, and Inflammatory Diseases

We advanced the development of our IRAK 1/4 inhibitor program, following further evaluation of single and multiple ascending doses of R289 in healthy subjects. The Phase 1b open-label, multicentrial trial evaluates the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. This Phase 1b trial is expected to enroll approximately 40 patients (up to 30 participants in the dose escalation phase, and up to 10 participants in the dose expansion phase). The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. To date, enrollment in the third cohort of the trial has been completed and we are planning to include two additional cohorts with twice daily dosing regimens. Preliminary data are expected by the end of 2024.

REZLIDHIA (olutasidenib) in AML, Other Hematologic Cancers and HGG

In December 2023, we entered into a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration will expand our evaluation of REZLIDHIA (olutasidenib) in AML and other hematologic cancers with IDH1 mutations. Under the Strategic Collaboration Agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undermined significance and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Under the Strategic Collaboration Agreement, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through March 31, 2024, we provided $2.0 million funding to MDACC.

In January 2024, we announced our collaboration with Collaborative Network for Neuro-Oncology Clinical Trials (CONNECT), an international collaborative network of pediatric cancer centers, to conduct a Phase 2 clinical trial to evaluate REZLIDHIA (olutasidenib) in combination with temozolomide in patients with HGG harboring an IDH1 mutation. Under the collaboration, CONNECT will include olutasidenib in CONNECT’s TarGet-D, a molecularly guided Phase 2 umbrella clinical trial for HGG. Our sponsored arm, adolescents and young adult patients (<39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with of olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. Under the collaboration, we will provide CONNECT with a funding up to $3.0 million and study material over the four-year collaboration.

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

Under the Lilly Agreement, we are responsible for 20% of the development costs for R552 in the US, Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for R552 and other non-CNS disease development candidates. Under the Lilly Agreement, we have the right to opt-out of co-funding the R552 development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Prior to us providing our first opt-out notice as discussed below, we were required to fund our share of the R552 development activities in the US, Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024. On September 28, 2023, we entered into an amendment to the Lilly Agreement which provides, among other things, that if we exercise our first opt-out right, we have the right to opt-in to co-funding of R552 development, upon us providing notice to Lilly within 30 days of certain events, as specified in the Lilly Agreement. Following the amendment to the Lilly Agreement, in September 2023, we provided the first opt-out notice to Lilly. We continue to fund our share of the R552 development activities up to $22.6 million through April 1, 2024 as provided for in the amended Lilly Agreement. Through March 31, 2024, Lilly billed us $20.3 million of the funding development costs incurred as of the fourth quarter of 2023. If we decide to exercise our opt-in right, we will be required to continue to share in global development costs, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement.

Patent Infringement Lawsuit

In June 2022, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by Annora Pharma Private Limited (Annora) requesting approval to market a generic version of TAVALISSE. In July 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its subsidiaries for infringement of certain of our US patents. Litigation continues, and no trial date is currently set. For a more detailed discussion of this litigation matter, see Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q.

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

Fostamatinib in Europe

We have a commercialization license agreement with Grifols entered in January 2019, for exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop, fostamatinib in their territory. Grifols territory includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States).

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

Fostamatinib in Asia

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

REZLIDHIA in R/R AML with mIDH1

mIDH1 alterations are seen in AML, MDS, glioma, chondrosarcoma, and intrahepatic cholangiocarcinoma. It is estimated that there are approximately 1,000 adult patients, a well-identified patient population, with mIDH1 R/R AML, part of an AML market estimated to have an incidence of approximately 20,000 cases in the US and an estimated 120,000 cases globally. Despite having approved treatment options for R/R AML patients who are mIDH1 positive, an unmet need remains.

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

In February 2023, we announced peer-reviewed publication data in Blood Advances, which summarize clinical results from the Phase 2 registrational trial of REZLIDHIA in patients with mIDH1 R/R AML. The published data demonstrate that REZLIDHIA induced durable remissions and transfusion independence with a well-characterized safety profile. The observed efficacy is clinically meaningful and represents a therapeutic advance in this poor prognosis patient population with limited treatment options. REZLIDHIA demonstrated both a high rate of response and an extended median duration of complete response of 28.1 months, which is more than a year longer than what is reported with the standard of care. In June 2023, we announced the second REZLIDHIA publication in Blood Advances, a review article examining the preclinical and clinical development, and the positioning of olutasidenib in the mIDH1 AML treatment landscape. The review concluded that the approval of REZLIDHIA is a critical addition to the mIDH1 AML treatment landscape. Further, the available data support the use of REZLIDHIA as monotherapy in R/R AML patients who have failed intensive chemotherapy or venetoclax plus hypomethylating agents combination therapy.

In June 2023, we announced presentation of data from an analysis from the Phase 2 study of REZLIDHIA in patients with mIDH1 AML who were previously treated with venetoclax. Data was featured in a poster presentation at the European Hematology Association 2023 Hybrid Congress. The data support REZLIDHIA induced durable remissions in patients with mIDH1 AML in this poor-prognosis patient population who were R/R to venetoclax-based treatment.

In April 2024, we announced a peer-reviewed publication in Leukemia & Lymphoma on data from an analysis of the Phase 2 study evaluating REZLIDHIA in patients with mIDH1 AML who are R/R to prior venetoclax-based regimens. The findings from these analyses suggest that REZLIDHIA alone in combination with azacitidine demonstrated potential efficacy in patients with AML following failure of venetoclax combination therapy.

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

GAVRETO (pralsetinib) in metastatic RET fusion-positive NSCLC and advanced thyroid cancers

Please refer to related discussions above under “Business Updates”, titled “GAVRETO (pralsetinib) in metastatic RET fusion-positive NSCLC and advanced thyroid cancers” in this Item 2, Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.

Clinical Stage Programs

R289, an Oral IRAK 1/4 Inhibitor for Hematology-Oncology, Autoimmune, and Inflammatory Diseases

During the second quarter of 2018, we selected R835, a proprietary molecule from our IRAK1/4 inhibitor program, for human clinical trials. This investigational candidate is an orally administered, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 receptor (IL-1R) family signaling. TLRs and IL-1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions. R835 prevents cytokine release in response to TLR and IL-1R activation in vitro, and is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release than inhibition of either one individually.

In October 2019, we announced results from a Phase 1 randomized, placebo-controlled, double-blind clinical trial evaluating the safety, tolerability, pharmacokinetics (PK) and pharmacodynamics of R835 in 91 healthy adult subjects. The Phase 1 trial showed that R835 had a favorable safety, tolerability and PK profile and established proof-of-mechanism by demonstrating the inhibition of inflammatory cytokine production in response to a lipopolysaccharide (LPS) challenge.

We advanced the development of our IRAK 1/4 inhibitor program, following further evaluation of single and multiple ascending doses of R289, a new pro-drug formulation of R835 in healthy subjects. In January 2022, we received clearance from the FDA to initiate a Phase 1 open-label, multicenter trial to evaluate the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. In December 2022, we announced the dosing of the first patient. This Phase 1b trial is expected to enroll approximately 40 patients (up to 30 participants in the dose escalation phase, and up to 10 participants in the dose expansion phase). The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. To date, enrollment in the third cohort of the trial has been completed and we are planning to include two additional cohorts with twice daily dosing regimens. Preliminary data are expected by the end of 2024.

Fostamatinib in Hospitalized COVID-19 Patients

We had a Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients without respiratory failure that have certain high-risk prognostic factors. The DOD’s Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense awarded us grants to support this trial. The trial completed with 280 patients. We previously announced in November 2022 the top-line results from the trial did not meet statistical significance in the primary efficacy endpoint, which is the number of days the patient on oxygen through Day 29. Upon further analysis, we discovered an error by the biostatistical CRO in the application of a statistical stratification factor. The biostatistical CRO misinterpreted receipt of prior COVID-19 treatment of interest 14 days before randomization (regardless of continuation post randomization), as those medications taken 14 days before the date of randomization and ended prior to the day of randomization. After correcting for this statistical error, the primary endpoint of the study was met; those who received fostamatinib had lower mean days on oxygen than those who received placebo. Further, fostamatinib showed significance or trend towards significance in all secondary endpoints of reducing mortality and morbidity compared to placebo after correcting for the error. Given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, DOD and other advisors regarding the program’s regulatory requirements, costs, timeline, and potential for success, we decided not to submit an EUA or sNDA.

Fostamatinib had been selected for the Accelerating COVID-19 Therapeutic Inventions and Vaccines Phase 2/3 trial (ACTIV-4 Host Tissue Trial), conducted and sponsored by the National Institute of Health (NIH)/National Heart, Lung, and Blood Institute (NHLBI). The ACTIV-4 Host Tissue Trial is a randomized, placebo-controlled trial of therapies, including fostamatinib, targeting the host response to COVID-19 in hospitalized patients. In September 2023, the DSMB recommended that the fostamatinib study arm of the ACTIV-4 Host Tissue Trial platform cease enrollment. Based on the DSMB’s review of a conditional power analysis, the DSMB determined that there was an extremely low likelihood of fostamatinib providing benefits related to the primary outcome (oxygen free days) or other secondary outcomes in patients hospitalized and on oxygen therapy for COVID-19. No safety concerns were identified. The NIH/NHLBI concurs with the DSMB’s recommendation and has asked the trial investigators to cease enrollment, complete follow-up for participants already enrolled, and complete study closeout.

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

BGB324 – BerGenBio

We have an exclusive, worldwide research, development and commercialization agreement with BerGenBio for our investigational AXL receptor tyrosine kinase inhibitor, R428 (now referred to as bemcentinib (BGB324)). In February 2023, BerGenBio announced positive data from the Phase 2 trial of bemcentinib in combination with pembrolizumab in patients with second-line NSCLC. The treatment with bemcentinib in combination with pembrolizumab demonstrated long survival benefit and sustained disease control, particularly in patients with AXL TPS > 5, substantiating the relevance of AXL as a target and bemcentinib’s selective inhibition capabilities in NSCLC. Also in March 2023, BerGenBio announced its first patient dosed in a Phase 1B/2A trial evaluating bemcentinib in first-line NSCLC patients harboring STK11 mutations.

DS-3032 – Daiichi

DS-3032 is an investigational oral selective inhibitor of the MDM2 protein investigated by Daiichi in three Phase 1 clinical trials for solid and hematological malignancies including AML, acute lymphocytic leukemia, chronic myeloid leukemia in blast phase, lymphoma and MDS. Preliminary safety and efficacy data from a Phase 1 trial of DS-3032 suggests that DS-3032 may be a promising treatment for hematological malignancies including R/R AML and high-risk MDS. In September 2020, worldwide rights to DS-3032 (milademetan) were out-licensed from Daiichi to Rain Oncology Inc., formerly Rain Therapeutics Inc. (Rain). In January 2024, Phatos Al, Inc. (Pathos) completed the acquisition of Rain. Pathos indicated that it has continued interest in further developing milademetan for cancer patients using its propriety PathOS Platform.

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

We also have strategic development collaborations with MDACC and CONNECT to conduct evaluation of REZLIDHIA (oluatasidenib) in AML, other hematologic cancers and glioma.

Commercialization and Sponsored Research and License Agreements

See “Note 4 - Sponsored Research, License Agreements and Government Contracts” and “Note 5 – In-licensing and Acquisition” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for related discussions.

Results of Operations

Revenues

	Three Months Ended March 31,		Aggregate
	2024	2023	Change
		(in thousands)
Product sales, net	$26,003	$23,745	$2,258
Contract revenues from collaborations	3,531	2,325	1,206
Total revenues	$29,534	$26,070	$3,464

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended March 31,
	2024	2023
McKesson Specialty Care Distribution Corporation	42%	45%
Cardinal Healthcare	23%	24%
Cencora Inc. (formerly ASD Healthcare)	23%	22%

Revenue from product sales is related to our sale of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. TAVALISSE net product sales in the three months ended March 31, 2024 of $21.1 million decreased by $1.2 million or 5% compared to $22.3 million in the same period in 2023. The decrease was driven partly by a decrease in number of bottles remaining in distributors channels, and partly due to the increase in revenue reserves driven by higher government and private payor rebates. These decreases were partially offset by the increase in price per bottle of TAVALISSE. REZLIDHIA net product sales in the three months ended March 31, 2024 of $4.9 million increased by $3.4 million compared to $1.5 million in the same period in 2023. The increase was primarily due to increased quantities sold primarily driven by increased number of patients under therapy, partially offset by the increase in revenue reserves primarily due to higher government rebates.

Contract revenues from collaborations in the three months ended March 31, 2024 consisted of revenue from Kissei of $2.3 million related to the delivery of drug supplies, revenue from Grifols of $1.1 million related to earned royalty, and revenue from Medison of $0.1 million related to the delivery of drug supplies and earned royalty. In the three months ended March 31, 2023, contract revenues from collaborations consisted of revenue from Grifols of $2.3 million related to the delivery of drug supplies and earned royalty, and $0.1 million of revenue from Medison related to the delivery of drug supplies.

We expect that our future revenues to include product sales of our existing commercial products, TAVALISSE and REZLIDHIA, product sales from our upcoming commercialization later this year of GAVRETO, and product sales from new commercial products we may have in the future. Our net product sales may be impacted by the demand from our customers, changes to government and private payor rebate programs, chargeback and discount programs, co-payment assistance programs, and any other rebate and discount programs we may enter in the future. In addition, our future revenues may include payments from our existing and new collaboration partners and government grants. As of March 31, 2024, we had $1.4 million of deferred revenue relating to our collaboration agreement with Kissei which we will recognize as revenue upon satisfaction of our remaining performance obligations.

Cost of Product Sales

	Three Months Ended March 31,		Aggregate
	2024	2023	Change
		(in thousands)
Cost of product sales	$2,025	$977	$1,048

The cost of product sales includes the cost of inventories sold to specialty distributors and to our collaborative partners. Inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. In particular, we still utilize active pharmaceutical ingredient with zero cost for our TAVALISSE inventories, which we expect to make use of for the next 2 to 3 years. As such, we recognize lower cost of product sales in the periods where we sell inventory quantities acquired or produced prior to the FDA approval of the product. As we acquire or produce more FDA approved inventory quantities in the future, our inventory cost in the balance sheet and cost of product sales will reflect the full cost of acquiring or producing such products. Cost of product sales may also include reserves for potential excess, dated or obsolete inventories, estimated based upon assumptions about future demand and market conditions as well as product shelf lives. We recognize amortization of intangible assets acquired from in-licensing or acquisition of commercialized products as well as royalty expense within cost of sales.

The increase in cost of product sales in the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to increased royalty from sale of REZLIDHIA and due to increased delivery of drug supplies pursuant to our supply agreements with our collaborative partners.

Research and Development Expense

	Three Months Ended March 31,		Aggregate
	2024	2023	Change
		(in thousands)
Research and development expense	$6,026	$10,089	$(4,063)
Stock-based compensation expense included in research and development expense	$650	$1,023	$(373)

Stock-based compensation expense in the three months ended March 31, 2024 above include an incremental charge of approximately $0.5 million from stock option modifications recorded in the first quarter of 2023 related to the acceleration of vesting and extension of exercise period of vested stock option grants made to a former officer whose employment ended in March 2023.

The decrease in research and development expense in three months ended March 31, 2024 compared to the same period in 2023 was partly due decreased in clinical trial related expenses of $1.1 million due to timing of trial activities of our IRAK 1/4 inhibitor program, as well as decreased clinical trial activities of $1.0 million due to timing of trial completion activities of our Phase 3 clinical trials of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19 and wAIHA. Further, personnel-related costs and stock-based compensation expense decreased by $1.0 million and other research and development expense including allocated facilities and laboratory costs decreased by $1.0 million.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs. We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including our IRAK1/4 inhibitor program; our collaborative partnerships with MDACC and CONNECT to evaluate REZLDHIA (olutasidenib) in AML, other hematologic cancers and glioma; and any other clinical programs we may pursue in the future.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended March 31,		From January 1, 2007*
	2024	2023	to March 31, 2024
Categories:
Research	$455	$503	$269,511
Development	4,803	7,940	567,278
Other	768	1,646	278,018
	$6,026	$10,089	$1,114,807

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses in the three months ended March 31, 2024 and 2023 consisted of allocated facilities costs of $0.1 million and $0.6 million, respectively, and allocated stock-based compensation expense of $0.7 million and $1.0 million, respectively. The major portion of our total research and development expense in the three months ended March 31, 2024 and 2023 was associated with our IRAK 1/4 inhibitor program.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Aggregate
	2024	2023	Change
		(in thousands)
Selling, general and administrative expense	$28,449	$27,729	$720
Stock-based compensation expense included in selling, general and administrative expense	$4,484	$1,735	$2,749

The increase in selling, general and administrative expense in the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the increase of $2.7 million in stock-based compensation expense primarily from our performance-based stock awards. This was partially offset by the $0.7 million decrease in consulting and other third-party services, decrease of $0.5 million in commercial related expenses primarily driven by the timing of commercialization activities for our new products, and decrease of $0.8 million in other various sales, general and administrative costs primarily due to lower facilities cost.

We expect to incur significant selling, general and administrative expenses, as we expect our commercial related expenses to increase as we continue to expand our commercial activities of our existing products, TAVALISSE and REZLIDHIA, and our upcoming commercialization later this year of GAVRETO. We continue to deploy resources to enable our field-based employees to engage with healthcare providers. These engagements have enabled our field team to cover existing prescribers, as well as develop relationships with new prescribers to identify appropriate patients for our products.

Interest Income and Interest Expense

	Three Months Ended March 31,		Aggregate
	2024	2023	Change
		(in thousands)
Interest income	$593	$393	$200
Interest expense	$(1,874)	$(1,204)	$(670)

Interest income is related to our interest-bearing cash and investment balances. The increase interest income in the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by higher interest rates.

Interest expense comprised primarily of interest on the outstanding term loan with MidCap. The increase in interest expense in the three months ended March 31, 2024 compared to 2023 was primarily due to higher interest expense on our term loan with Midcap driven by higher loan balance outstanding throughout the period, as the $20.0 million (Tranche 5) was funded in March 2023.

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

Our critical accounting estimates and significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these accounting policies except for the accounting consideration related to the Asset Purchase Agreement with Blueprint as discussed in “Note 5 – In-licensing and Acquisition” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See related discussions of recently issued accounting standards in “Note 1 – Organization and Summary of Significant Accounting Policies” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. We continue to evaluate accounting standards that were recently issued but not yet adopted, as applicable.

Liquidity and Capital Resources

Liquidity

As of March 31, 2024 and December 31, 2023, we had approximately $49.6 million and $56.9 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, and corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,013)	$(4,074)
Investing activities	313	777
Financing activities	(2,512)	19,123
Net (decrease) increase in cash and cash equivalents	$(7,212)	$15,826

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 were primarily due to payments of our operating expenses, partially offset by proceeds received from sales of our existing commercial products, and cash received from our collaboration partners. Net cash used in operating activities for the three months ended March 31, 2023 include $20.0 million regulatory milestone payment from Kissei received in January 2023.

Net cash provided by investing activities for the three months ended March 31, 2024 comprised net maturities of short-term investments of $0.5 million, partially offset by a payment for capitalized intangible asset related to the Asset Purchase Agreement with Blueprint of $0.1 million. Net cash provided by investing activities for the three months ended March 31, 2023 comprised maturities of short-term investments of $15.7 million and proceeds from sale of property and equipment of $0.1 million, partially offset by the payment of milestone obligations to Forma recorded as intangible assets of $15.0 million.

Net cash used in operating activities for the three months ended March 31, 2024 comprised cost share payments to a collaboration partner of $2.6 million, partially offset by the net proceeds from issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2023 was primarily due to the net cash proceeds from term loan financing (Tranche 5) of $20.0 million, partially offset by our cost share payments to Lilly of $0.8 million.

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

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of March 31, 2024, total future contingent payments to us under our existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 – Sponsored Research, License Agreements and Government Contracts” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In August 2020, we entered into an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have a shelf registration statement filed with the SEC that was declared effective on May 3, 2022, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of March 31, 2024, we have not sold any shares of common stock under such Open Market Sale Agreement.

We have a Credit Agreement with MidCap that provides for $60.0 million term loan credit facility, which was fully funded as of March 31, 2024. See also “Note 12 – Subsequent Events” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the recent amendment to the Credit Agreement.

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

We have agreements with certain clinical research organizations to conduct our clinical trials including our recent strategic development collaborations with MDACC and CONNECT, as well as with third parties relative to our commercialization of our products. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trials, and various activities related to commercialization. We expect that we will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercialization of our products. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties.

As discussed in detail in “Note 4 – Sponsored Research, License Agreements and Government Contracts” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to the amended Lilly Agreement, and us providing the first opt-out notice to Lilly on September 29, 2023, we are responsible for funding the development costs for R552 in the US, Europe, and Japan, up to $22.6 million through April 1, 2024. Through March 31, 2024, Lilly billed us $20.3 million of the funding development costs incurred as of the fourth quarter of 2023, and the amount was fully paid as of March 31, 2024. The amended Lilly Agreement, however, provides us the right to opt-in to co-funding the R552 development, upon us providing notice to Lilly within 30 days of certain events, as specified in the Lilly Agreement. If we decide to exercise our opt-in right, we will be required to continue to share in global development costs, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement.

As discussed in detail in “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to an Asset Purchase Agreement with Blueprint entered in February 2024, we agreed to pay Blueprint a purchase price of $15.0 million, $10.0 million of which is payable upon our first commercial sale of GAVRETO (pralsetinib) and an additional $5.0 million of which is payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments and up to $5.0 million in future regulatory milestone payments, in addition to tiered royalties ranging from 10% to 30%. Simultaneously and in conjunction with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during the transition period, Blueprint will transition regulatory and distribution responsibility for GAVRETO (pralsetinib) to us. We also agreed to purchase certain drug product inventories from Blueprint amounting to approximately $7.0 million under a Material Transfer Agreement. As of March 31, 2024, we received inventories amounting to approximately $3.1 million, and the remaining inventories are expected to be delivered to us in the second quarter of 2024.

Additionally, as discussed in detail in “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our license and transition services agreement, Forma is entitled to potential development and regulatory milestone payments of up to $67.5 million, commercial milestone payments of up to $165.5 million, and tiered royalty payments. In 2022, certain milestones were met which entitled Forma to receive $17.5 million milestone payments, of which, $2.5 million was paid in the fourth quarter of 2022 and $15.0 million was paid in the first quarter of 2023. No new milestone was met in 2023 and during the three months ended March 31, 2024.

As of March 31, 2024, we have a contractual commitment related to our leased facilities of $0.9 million, with approximately $0.7 million payable within 12 months. See “Note 11 – Leases” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussions of our leases.

As discussed above, we have a contractual commitment with respect to our credit facility with MidCap, and as of March 31, 2024, the outstanding principal amount of the loan was $60.0 million. As discussed in detail in “Note 12 – Subsequent Events” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in April 2024, we entered into Fourth Amendment to the Credit Agreement with MidCap, which among other things, (i) extended the maturity date for the term loans to September 1, 2027, (ii) extended the interest only period for the term loans to October 1, 2025, (iii) revised the interest rate payable on the term loans to SOFR plus an adjustment of 0.11448%, subject to 4.00% applicable floor, plus applicable margin of 6.50%, (iv) reset the prepayment fee applicable to the term loans, (v) increased the exit fee payable on the term loans to 4.25% and (vi) updated certain financial covenants in connection with the new maturity date. Following the Amended Credit Agreement which extended the interest only period for the term loans to October 1, 2025, no principal payments is due within 12 months. Further, as of March 31, 2024, future interest including final fee calculated following the Fourth Amendment to the Credit Agreement amounted to $19.3 million, of which, approximately $6.6 million is payable within 12 months.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our investments and borrowings. There were no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2024 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora Pharma Private Limited (Annora), requesting approval to market a generic version of TAVALISSE. The notice letter included a Paragraph IV certification with respect to our US Patent Nos. 7,449,458; 8,263,122; 8,652,492; 8,771,648 and 8,951,504, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The notice letter asserts that these patents will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. Annora’s notice letter does not provide a Paragraph IV certification against our other patents listed in the Orange Book. On July 25, 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its affiliates, Hetero Labs Ltd., and Hetero USA, Inc., for infringement of our US patents identified in Annora’s Paragraph IV certification. On September 21, 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of the ’458, ’122, ’492, ’648, and ’504 patents. We served an answer to Annora’s counterclaims in October 2022. Annora served invalidity and non-infringement contentions in December 2022. We served an answer to Annora’s invalidity and non-infringement contentions in March 2023. Litigation continues, and no trial date is currently set. We intend to vigorously enforce and defend our intellectual property related to TAVALISSE.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024, if any.

Risk Factor Summary

●	Our prospects are highly dependent on our existing commercial products, TAVALISSE (fostamatinib disodium hexahydrate) and REZLIDHIA (olutasidenib), and our upcoming commercialization later this year of GAVRETO (pralsetinib) which we recently acquired from Blueprint. To the extent that the commercial success of our products in the US and respective territories outside of the US is diminished or halted, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.
●	We may not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and/or approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates. If the results of our clinical trials do not meet the primary efficacy endpoints, or if the top-line data from the results of our clinical trials may not ultimately meet the requirements for an NDA approval by the FDA and other regulatory authorities, the commercial prospects of our business may be harmed, and our ability to generate product revenues may be delayed or eliminated.
●	Our strategy to expand our hematology and oncology pipeline on our own, or through acquisitions or in-licensing of early or late-stage products or companies, or through partnerships with pharmaceutical and biotechnology companies, as well as academic institutions and government organizations, may not be successful.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize our products or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, unfavorable health technology assessments (HTA), third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
●	If we are unable to successfully market and distribute our products and retain experienced commercial personnel, our business will be substantially harmed.
●	We are subject to stringent and evolving healthcare regulatory, privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, audits, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.
●	If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.
●	Unforeseen safety issues could emerge with our products that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
●	We rely and may continue to rely on third-party distribution facilities for the sale of our products and potential sale of any of our product candidates. If any or all of them become subject to adverse findings from inspections or face other difficulties to operate, then the distribution of our products may be interrupted or otherwise adversely affected.
●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution, if any, of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA, MHRA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow may be diminished, and the capital necessary to fund our operations will be increased. Additionally, approval of a drug under the accelerated drug approval program may be withdrawn or the labeled indication of the drug changed if trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug.
●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on securing intellectual property rights and data exclusivity and other regulatory rights (such as orphan exclusivity, pediatric extensions and supplementary protection certificate) held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities, partnering and commercialization activities.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

While we have substantially increased the size of our organization particularly in our sales force in 2021, we also implemented reductions in workforce particularly in our research and development group in 2021 and 2022. We may need to add additional qualified personnel and resources to support our commercial activities and expected growth. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including commercialization of our products and development of our other product candidates.

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

Apart from our discovery efforts, we continue to seek to broaden and diversify our product portfolio through acquisition or in-licensing of a product. This strategy is dependent on our ability to successfully identify and acquire or in-license relevant product candidates. In July 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, a proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutations as detected by an FDA-approved test. REZLIDHIA is our second commercial product and we believe is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. Further, in February 2024, we entered into an Asset Purchase Agreement with Blueprint to purchase certain assets comprising the right to research, develop, manufacture and commercialize GAVRETO (pralsetinib), Blueprint’s proprietary RET inhibitor of tyrosine kinase for the treatment of metastatic RET fusion-positive NSCLC and advanced thyroid cancer, in the US. Simultaneously and in connection with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements with Blueprint, including a customary transition agreement, pursuant to which, during a transition period, Blueprint will transition regulatory and distribution responsibility for pralsetinib to us. We expect to complete the transition of the asset and start recognizing product sales in July of 2024. The in-licensing and acquisition of a product is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies. The process of proposing, negotiating and implementing a license or acquisition of a product candidate is lengthy and complex, and we may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms. Further, even if we identify acquisition or in-licensing targets, we may not be able to complete the transactions or we may determine after due diligence investigation not to pursue identified targets. Even if we succeed in our efforts to obtain rights to suitable product candidates, the success of our investments in these areas, our investment strategy will remain subject to the inherent risks associated with the development and commercialization of the product, and with the competitive business environment in which we operate

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, certain commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Business – Government Regulation – Healthcare and Privacy Law and Regulation and Healthcare Reform” contained in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023, for more information on the healthcare laws and regulations that may affect our ability to operate.

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

In the US, these obligations include various federal, state, and local statutes, rules, and regulations relating to privacy and data security. The Federal Trade Commission (FTC) has authority under Section 5 of the FTC Act to regulate unfair or deceptive or practices, and has used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The FTC has recently brought several cases alleging violations of Section 5 of the FTC Act with respect to health information, and has proposed rulemaking on privacy and data security, including with respect to the Health Breach Notification Rule. The US federal government has also enacted statutes to address privacy and information security issues impacting particular industries or activities, including the following laws and regulations: the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and other laws and regulations. In addition, state legislatures have enacted statutes to address privacy and information security issues, including the California Consumer Privacy Act of 2018 (the CCPA), and similar state laws such as Virginia’s Consumer Data Protection Act and the Colorado Privacy Act. For example, the CCPA, as amended by the California Privacy Rights Act (CPRA) in 2020, establishes a privacy framework applicable to for-profit entities that are doing business in California, including an expansive definition of personal information and data privacy rights for California residents, and authorizes potentially severe statutory damages and creates a private right of action for certain data security breaches. The CCPA also requires businesses subject to the law to provide disclosures to California residents and to provide them with rights with respect to their personal information, including the right to opt out of the sale of such information. Moreover, the CPRA, among other things, impose new requirements relating to data minimization and correction, and gives California residents additional rights over their personal information, including the right to opt-out of the use of their personal information in online behavioral advertising and to opt-out of certain types of consumer profiling. The CPRA also provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Although there are limited exemptions for clinical trial and other research-related data under the CCPA, the CCPA and other similar laws could impact our business depending on how it will be interpreted by the new California Privacy Protection Agency. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Additionally, Colorado, Connecticut, Utah and Virginia passed comprehensive state privacy laws, which became effective on July 1, 2023, July 1, 2023, December 31, 2023, and January 1, 2023, respectively. Several states have also passed similar privacy laws that will become effective in 2024 or later, including Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee and Texas. Multiple other states and the federal government are considering enacting similar legislation. Other states have passed state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data, such as, the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. Many states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. New privacy laws add additional complexity, requirements, restrictions and potential legal risk. Accordingly, compliance programs may require additional investment in resources, and could impact availability of previously useful data.

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

On October 7, 2022, US President Biden introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (DPF) and on July 10, 2023, the European Commission adopted its Final Implementing Decision granting the US adequacy (Adequacy Decision) for EU-US transfers of personal data for entities self-certified to the DPF. Entities relying on EU SCCs for transfers to the US. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of US national security safeguards and redress. This may have implications for our cross-border data flows and has and may in the future result in increased compliance costs.

The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the US. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its version of the TIA and guidance on international transfers, although entities may choose to adopt either the EU or UK style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-US data bridge (i.e., a UK adequacy decision) and adopted UK regulations to implement the UK-US data bridge (UK Adequacy Regulations). The UK Adequacy Regulations have now been passed in the UK Parliament, and personal data may be transferred from the UK under the UK-US data bridge through the UK extension to the DPF, from October 12, 2023, to organizations self-certified under the DPF.

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

In addition to data privacy requirements, cybersecurity requirements are laid down in various laws in the EU and the UK, the key ones being: (i) the GDPR (as discussed in detail above), which requires controllers and processors to implement appropriate technical and organizational measures to safeguard personal data to a level of security appropriate to the data protection risk; and (ii) the UK Network and Information Systems Regulation 2018 (NIS Regulations), and the the EU Network and Information Systems Security 1 Directive (NISD1) as implemented into EU Member State law (and as updated by the EU Network and Information Systems Security 2 Directive (NISD2)).

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

Currently, the AI Act is expected to enter into application (i.e., be enforceable) in a gradual manner – depending on the regulatory requirement in question, and ranging anywhere from 6 to 36 months following adoption and entry into force of the AI Act (i.e., between fourth quarter of 2024 to first quarter of 2027). Non-compliance with the AI Act may be subject to regulatory fines of up to 7% of annual worldwide turnover. In parallel, the EU has proposed revisions to the EU Product Liability Directive and has introduced a new EU AI Liability Directive to facilitate claims for damages brought by EU users of AI systems.

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

Side effects and toxicities associated with our products, as well as the warnings, precautions and requirements listed in the prescribing information for our products, could affect the willingness of physicians to prescribe, and patients to utilize, our products and thus harm commercial sales of our products. For example, for REZLIDHIA, the FDA-approved label contains a boxed warning describing the risk of differentiation syndrome, which can be fatal, in patients receiving the drug. This and other restrictions could limit the commercial success of the product.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the US, we could be subject to additional rebate or discount requirements, fines, sanctions and exposure under other laws which could have an adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by the CMS, the 340B Drug Pricing Program, as administered by the Health Resources and Services Administration, and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors and/or required covered entities in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

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

Finally, we may be affected by developments relating to the 340B Drug Pricing Program. Recently, multiple manufacturers have implemented policies to reduce diversion and inappropriate claims for discounts and rebates by in-house and contract pharmacies affiliated with 340B-eligible entities. The DHHS has sent several of these manufacturers’ letters claiming that the policies violate the 340B statue and referring the manufacturers for potential enforcement action. Manufacturers have challenged these letters in federal court, and the US Court of Appeals for the Third Circuit has ruled in favor of several manufacturers. Arkansas and Louisiana recently enacted laws requiring manufacturers to ship 340B drugs to certain contract pharmacies and imposing penalties on manufacturers that do not comply. Both laws have been challenged in federal court. In March 2024, the US Court of Appeals for the Eight Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies, potentially setting up other states to pass similar legislation. Our ability to reduce diversion and inappropriate or duplicate claims from 340B-eligible entities and their affiliated pharmacies may be further hampered by the final rule on procedures for the 340B program’s administrative dispute resultion process enacted by DHHS in April 2024. It is unclear how the other pending litigation, recent and proposed legislation, or future administrative action relating to the 340B program will impact our business.

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

We entered into a Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, July 27, 2022, and April 11, 2024. The Credit Agreement provides for a $60.0 million term loan credit facility. As of March 31, 2024, the outstanding principal balance of the loan was $60.0 million, and no remaining funds were available under the term loan credit facility. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 10 – Debt” and “Note 12 – Subsequent Events” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement.  These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

Our business planning requires us to forecast or make assumptions regarding product demand and revenues for any of our product candidates if they are approved despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators or other third parties to conduct commercial activities in certain geographies and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

●	the efficacy and safety of any of our product candidates, including as relative to marketed products and product candidates in development by third parties;
●	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;
●	the rate of adoption in the particular market, including fluctuations in demand for various reasons;
●	potential future impacts, if any, including a global pandemic;
●	lack of patient and physician familiarity with the drug;
●	lack of patient use and physician prescribing history;
●	lack of commercialization experience with the drug;
●	actual sales to patients may significantly differ from expectations based on sales to wholesalers; and
●	uncertainty relating to when the drug may become commercially available to patients and rate of adoption

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

For the three months ended March 31, 2024, we recognized loss from operations of $7.0 million primarily due to higher operating and non-operating expenses, partly offset by our net product sales and collaboration revenues. We have historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for our products. We expect to continue to incur losses from operations, at least in the next 12 months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of our products, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of March 31, 2024, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. For example, fostamatinib is covered as a composition of matter in a US issued patent that has expiration date of September 2031, olutasidenib is covered as a composition of matter in a US issued patent that has an expected expiration date of December 2036, after taking into account patent term extension rules, and pralsetinib is covered as a composition of matter in a US issued patent that has an expiration date in November 2036 and subject to extensions.

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

Accordingly, our competitors may succeed in obtaining patent protection, identifying or validating new targets or developing new drug compounds before we do.

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

A separate marketing authorization will be required to market drugs in Great Britain. The MHRA has launched the Innovative Licensing and Access Pathway, or ILAP, a new accelerated assessment procedure for marketing authorization applications facilitating the interaction with pricing authorities and HTA bodies and aiming to enable companies to enter the UK market faster. On January 1, 2024, the MHRA launched a new International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU following its own abbreviated assessment. Any delay in obtaining, or an inability to obtain, any marketing approvals would delay or prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. As the cyber-threat landscape evolves, these threats are likely growing in frequency, sophistication and intensity and are increasingly difficult to detect. The costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing. Cyber threats may be generic, or they may be targeted against our information systems. Our network and storage applications and those of our contract manufacturing organizations, collaborators, contractors, CROs or vendors may be subject to unauthorized access or processing by hackers or breached due to operator or other human error, theft, malfeasance or other system disruptions. We may be unable to anticipate or immediately detect information security incidents and the damage caused by such incidents. These data breaches and any unauthorized access, processing or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Such attacks, such as in the case of a ransomware attack, also may interfere with our ability to continue to operate and may result in delays and shortcomings due to an attack that may encrypt our or our service providers’ or partners’ systems unusable. Additionally, because our services involve the processing of personal information and other sensitive information about individuals, we are subject to various laws, regulations, industry standards, and contractual requirements related to such processing. Any event that leads to unauthorized access, processing or disclosure of personal information, including personal information regarding our clinical trial participants or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws, regulations or contracts that protect the privacy and security of personal information, which could disrupt our business, damage our reputation with our stakeholders, result in increased costs or loss of revenue, lead to negative publicity or result in significant financial exposure. The CCPA, in particular, includes a private right of action for California consumers whose personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures, and hence may result in civil litigation in the event of a security breach impacting such information. In addition, legislators and regulators in the US have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in response to increasing broad-based cyberattacks, including the CCPA and New York SHIELD Act. Notably, on July 26, 2023, the SEC adopted a final rule on cybersecurity risk management, strategy, governance and incident disclosure (the “SEC Cyber Rule”). The SEC Cyber Rule requires public companies to make current disclosures about material cybersecurity incidents as well as annual disclosures of material information about their cybersecurity risk management, strategy and governance. The SEC Cyber Rule became effective on September 5, 2023. New data security laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Specifically, several US states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Several state laws require disclosures related to state agencies and/or commercial purchasers with respect to price increases and new product launches that exceed certain thresholds as identified in the relevant statutes. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

See “Business – Government Regulation – Healthcare Reform” contained in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023, for additional information.

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

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, the EMA, national competent authorities in the EU and UK and other federal and state government and regulatory agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards and they may not be able to comply. Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to comply with applicable regulations, whether due to the impacts of a global pandemic or otherwise, could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, warning or similar letters or civil, criminal or administrative sanctions against us, any of which could adversely affect our business.

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

Our clinical trials may fail to produce results satisfactory to the FDA or regulatory authorities in other jurisdictions. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or sNDA and decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of our products for any individual, additional indications. For example, in June 2022, we announced that the top-line results from our Phase 3 trial in wAIHA did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. While we conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA, in October 2022, we announced that we received guidance from the FDA of these findings. Based on the result of the trial and the guidance from the FDA, we did not file an sNDA for wAIHA.

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

Publicly traded companies have increasingly become subject to campaigns by our stakeholders, including investors, and more recently regulatory organizations advocating corporate actions such as actions related to Environmental Social Governance (ESG) matters, impacts of climate change, financial restructuring, increased borrowing, dividends, share repurchases and even sales of assets or the entire company. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

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

Item 5.Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (3)
4.1	Form of warrant to purchase shares of common stock. (4)
4.2	Specimen Common Stock Certificate. (5)
10.1#˄	Asset Purchase Agreement with Blueprint Medicines Corporation, dated February 22, 2024.
10.2#˄	Amendment No. 2 to the License and Collaboration Agreement with Eli Lilly and Company, dated March 11, 2024.
10.3#˄	Fourth Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated April 11, 2024.
10.4#	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended.
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith

˄Certain marked information has been redacted from this exhibit pursuant to Item 601(b)(1)(iv) of Regulation S-K because it is both not material and is the type that the registrant treats as private and confidential. An unredacted copy of this exhibit will be furnished supplementally to the SEC upon request.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)
Date:	May 7, 2024

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)
Date:	May 7, 2024