Form 10-Q
period 2024-06-30
RIGEL PHARMACEUTICALS INC
filed 2024-08-06
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 1, 2024, there were 17,594,977 shares of the registrant’s Common Stock outstanding (after giving effect to the 1-for-10 reverse stock split effected on June 27, 2024).

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of
	June 30, 2024	December 31, 2023 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,053	$32,786
Short-term investments	13,049	24,147
Accounts receivable, net	28,904	30,550
Inventories	8,059	5,522
Prepaid and other current assets	8,658	6,261
Total current assets	94,723	99,266
Property and equipment, net	115	165
Intangible assets, net	28,275	13,878
Operating lease right-of-use assets	560	861
Other assets	4,735	3,055
Total assets	$128,408	$117,225
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,130	$7,142
Accrued compensation	6,373	8,676
Accrued research and development	4,672	3,513
Acquisition-related liabilities	15,000	—
Revenue reserves and refund liability	18,547	15,684
Loans payable, net, current portion	—	7,229
Other accrued liabilities	5,933	5,334
Deferred revenue	1,355	1,355
Lease liabilities, current portion	639	692
Other long-term liabilities, current portion	—	3,642
Total current liabilities	58,649	53,267
Long-term portion of lease liabilities	—	285
Long-term portion of loans payable, net	59,692	52,373
Other long-term liabilities	39,981	39,944
Total liabilities	158,322	145,869

Commitments

Stockholders’ deficit:
Common stock (2)	17	17
Additional paid-in capital (2)	1,386,905	1,378,881
Accumulated other comprehensive (loss) income	(9)	8
Accumulated deficit	(1,416,827)	(1,407,550)
Total stockholders’ deficit	(29,914)	(28,644)
Total liabilities and stockholders’ deficit	$128,408	$117,225
(1)	The balance sheet as of December 31, 2023 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 5, 2024.
(2)	Common stock and additional paid-in capital have been restated to reflect the 1-for-10 reverse stock split effected on June 27, 2024 on a retroactive basis for the periods presented.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$33,450	$23,881	$59,453	47,626
Contract revenues from collaborations	3,391	2,005	6,922	4,330
Government contracts	—	1,000	—	1,000
Total revenues	36,841	26,886	66,375	52,956
Costs and expenses:
Cost of product sales	2,807	1,075	4,832	2,052
Research and development	5,540	4,772	11,566	14,861
Selling, general and administrative	28,047	26,306	56,496	54,035
Total costs and expenses	36,394	32,153	72,894	70,948
Income (loss) from operations	447	(5,267)	(6,519)	(17,992)
Interest income	552	529	1,145	922
Interest expense	(2,029)	(1,862)	(3,903)	(3,066)
Net loss	$(1,030)	$(6,600)	$(9,277)	$(20,136)

Net loss per share, basic and diluted (1)	$(0.06)	$(0.38)	$(0.53)	$(1.16)
Weighted average shares used in computing net loss per share, basic and diluted (1)	17,549	17,356	17,534	17,365

(1)	Share and per share amounts have been restated to reflect the 1-for-10 reverse stock split effected on June 27, 2024 on a retroactive basis for all periods presented.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(1,030)	$(6,600)	$(9,277)	(20,136)
Other comprehensive (loss) gain:
Net unrealized (loss) gain on short-term investments	(4)	2	(17)	128
Comprehensive loss	$(1,034)	$(6,598)	$(9,294)	$(20,008)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock (1)		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	(Loss) Income	Deficit	Deficit
Balance as of January 1, 2024	17,482,513	$17	$1,378,881	$8	$(1,407,550)	$(28,644)
Net loss	—	—	—	—	(8,247)	(8,247)
Net change in unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of options	9,066	—	89	—	—	89
Issuance of common stock upon vesting of restricted stock units (RSUs)	48,658	—	—	—	—	—
Stock-based compensation expense	—	—	5,144	—	—	5,144
Balance as of March 31, 2024	17,540,237	17	1,384,114	(5)	(1,415,797)	(31,671)
Net loss	—	—	—	—	(1,030)	(1,030)
Net change in unrealized loss on short-term investments	—	—	—	(4)	—	(4)
Issuance of common stock upon exercise of options and participation in Purchase Plan	36,130	—	252	—	—	252
Issuance of common stock upon vesting of RSUs	17,750	—	—	—	—	—
Stock-based compensation expense	—	—	2,539	—	—	2,539
Balance as of June 30, 2024	17,594,117	$17	$1,386,905	$(9)	$(1,416,827)	$(29,914)

			Additional	Accumulated Other		Total
	Common Stock (1)		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	(Loss)	Deficit	Deficit
Balance as of January 1, 2023	17,339,816	$17	$1,368,979	$(153)	$(1,382,459)	$(13,616)
Net loss	—	—	—	—	(13,536)	(13,536)
Net change in unrealized gain on short-term investments	—	—	—	126	—	126
Issuance of common stock upon exercise of options	95	—	1	—	—	1
Issuance of common stock upon vesting of RSUs	26,625	—	—	—	—	—
Stock-based compensation expense	—	—	2,768	—	—	2,768
Balance as of March 31, 2023	17,366,536	17	1,371,748	(27)	(1,395,995)	(24,257)
Net loss	—	—	—	—	(6,600)	(6,600)
Net change in unrealized gain on short-term investments	—	—	—	2	—	2
Issuance of common stock upon exercise of options and participation in Purchase Plan	52,379	—	554	—	—	554
Issuance of common stock upon vesting of RSUs	16,875	—	—	—	—	—
Stock-based compensation expense	—	—	2,186	—	—	2,186
Balance as of June 30, 2023	17,435,790	$17	$1,374,488	$(25)	$(1,402,595)	$(28,115)

(1)	All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the 1-for-10 reverse stock split effected on June 27, 2024 on a retroactive basis for all periods presented.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(9,277)	$(20,136)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	7,662	4,930
Loss on sale and disposal of fixed assets	—	398
Depreciation and amortization	1,013	653
Net amortization of discount on short-term investments and term loans	(364)	(114)
Changes in assets and liabilities:
Accounts receivable, net	1,646	19,501
Inventories	(4,505)	(1,640)
Prepaid and other current and non-current assets	(2,088)	3,391
Right-of-use assets	301	933
Accounts payable	(1,012)	(2,268)
Accrued compensation	(2,303)	(2,127)
Accrued research and development	1,159	(1,882)
Revenue reserves and refund liability	2,863	1,539
Other accrued liabilities	532	(1,472)
Lease liability	(338)	(1,011)
Deferred revenue	—	(14)
Other current and long-term liabilities	—	1,175
Net cash (used in) provided by operating activities	(4,711)	1,856
Investing activities
Maturities of short-term investments	26,950	27,400
Purchases of short-term investments	(15,348)	(8,780)
Payments for acquisition of intangible assets	(360)	(15,000)
Proceeds from sale of property and equipment	—	127
Net cash provided by investing activities	11,242	3,747
Financing activities
Net proceeds from term loan financing	—	19,950
Net proceeds from issuances of common stock upon exercise of options	341	554
Cost share payments to a collaboration partner	(3,605)	(1,754)
Net cash (used in) provided by financing activities	(3,264)	18,750
Net increase in cash and cash equivalents	3,267	24,353
Cash and cash equivalents at beginning of period	32,786	24,459
Cash and cash equivalents at end of period	$36,053	$48,812
Supplemental disclosure of cash flow information
Interest paid	$3,457	$2,485
Intangible assets included within acquisition-related liabilities	$15,000	$—

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

TAVALISSE® (fostamatinib disodium hexahydrate) is our first product approved by the US Food and Drug Administration (FDA). TAVALISSE is the only approved oral spleen tyrosine kinase (SYK) inhibitor for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the United Kingdom (UK) (as TAVLESSE), and in Canada, Israel and Japan (as TAVALISSE) for the treatment of chronic ITP in adult patients.

REZLIDHIA® (olutasidenib) is our second FDA-approved product. REZLIDHIA capsules are indicated for the treatment of adult patients with relapsed or refractory (R/R) acute myeloid leukemia (AML) with a susceptible isocitrate dehydrogenase-1 (IDH1) mutation as detected by an FDA-approved test. We in-licensed REZLIDHIA from Forma Therapeutics, Inc., now Novo Nordisk (Forma), with exclusive, worldwide rights for its development, manufacturing and commercialization.

GAVRETO® (pralsetinib) is our third FDA-approved product which we began commercializing on June 27, 2024. GAVRETO is a once daily, small molecule, oral, kinase inhibitor of wild-type rearranged during transfection (RET) and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration response rate, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We acquired the rights to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint Medicines Corporation (Blueprint) pursuant to an Asset Purchase Agreement entered in February 2024.

We continue to advance the development of R289, our interleukin receptor-associated kinases 1 and 4 (IRAK 1/4) inhibitor program, in an open-label, Phase 1b trial to determine the tolerability and preliminary efficacy of the drug in patients with lower-risk myelodysplastic syndrome (MDS) who are relapsed, refractory or resistant to prior therapies.

We have strategic development collaborations with the University of Texas MD Anderson Cancer Center (MDACC) to expand our evaluation of REZLIDHIA in AML and other hematologic cancers with IDH1 mutations, and with Collaborative Network for Neuro-Oncology Clinical Trials (CONNECT) to conduct a Phase 2 clinical trial to evaluate REZLIDHIA in combination with temozolomide in patients with high-grade glioma (HGG) harboring an IDH1 mutation.

We have a receptor-interacting serine/threonine-protein kinase 1 (RIPK1) inhibitor program in clinical development with our partner Eli Lilly and Company (Lilly). We also have product candidates in clinical development with partners BerGenBio ASA (BerGenBio) and Daiichi Sankyo (Daiichi).

Reverse Stock Split

We filed with the Secretary of State of the State of Delaware a certificate of amendment to our Amended and Restated Certificate of Incorporation, to effect a 1-for-10 reverse stock split, effective June 27, 2024. As a result of the reverse stock split, every ten issued and outstanding shares of our common stock were automatically combined into one issued and outstanding share of common stock. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from common stock to additional paid-in capital on the condensed balance sheet and statement of changes in stockholders’ deficit. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares of common stock were entitled to receive the cash value equal to the fraction to which the stockholder would otherwise be entitled, multiplied by the closing price of the common stock as reported by Nasdaq on the last trading day prior to the effective date of the split. As a result of the reverse stock split, proportionate adjustments were made to the number of shares underlying (and as applicable, the exercise or conversion prices of) our outstanding equity awards and to the number of shares of common stock issuable under our equity incentive plans. The reverse stock split did not change the par value of our common stock, which remains $0.001, or the authorized number of shares of our common stock. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

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

Significant Accounting Policies

Our significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these accounting policies except for the accounting consideration related to the Asset Purchase Agreement with Blueprint as discussed below in “Note 5 – In-licensing and Acquisition.”

Liquidity

As of June 30, 2024, we had approximately $49.1 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing, contract payments under our collaboration agreements and from product sales.

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

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding stock options	3,691	3,524	3,691	3,524
RSUs	388	196	388	196
Total	4,079	3,720	4,079	3,720

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales:
Gross product sales	$48,980	$33,456	$87,406	$66,654
Discounts and allowances	(15,530)	(9,575)	(27,953)	(19,028)
Total product sales, net	33,450	23,881	59,453	47,626
Revenues from collaborations:
Delivery of drug supplies, royalty and others	3,391	2,005	6,922	4,330
Total revenues from collaborations	3,391	2,005	6,922	4,330
Government contracts	—	1,000	—	1,000
Total revenues	$36,841	$26,886	$66,375	$52,956

Revenue from product sales are related to sales of our commercial products to our specialty distributors. For detailed discussions of our revenues from collaborations and government contracts, see “Note 4 – Sponsored Research, License Agreements and Government Contracts.”

Our net product sales include gross product sales, net of chargebacks, discounts and fees, government and other rebates and returns. Of the total discounts and allowances from gross product sales for the six months ended June 30, 2024 and 2023, $27.6 million and $18.6 million, respectively, was accounted for as additions to revenue reserves and refund liability, and $0.4 million and $0.4 million, respectively, as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the condensed balance sheet. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within revenue reserves and refund liability, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2024	$8,236	$3,517	$3,931	$15,684
Provision related to current period sales	21,770	5,259	522	27,551
Credit or payments made during the period	(20,165)	(4,441)	(82)	(24,688)
Balance as of June 30, 2024	$9,841	$4,335	$4,371	$18,547

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2023	$6,213	$2,636	$3,296	$12,145
Provision related to current period sales	14,439	3,725	395	18,559
Credit or payments made during the period	(13,139)	(3,765)	(116)	(17,020)
Balance as of June 30, 2023	$7,513	$2,596	$3,575	$13,684

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
McKesson Corporation	49%	44%	46%	45%
Cardinal Health, Inc.	21%	28%	22%	26%
Cencora Inc. (formerly ASD Healthcare)	20%	19%	21%	21%

4.	Sponsored Research, License Agreements and Government Contracts

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of June 30, 2024, we are a party to collaboration agreements with Lilly to develop and commercialize ocadusertib (previously R552), a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States); with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Kissei territory which includes Japan, China, Taiwan and the Republic of Korea; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, in Medison territory which includes Canada and Israel; and with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean (Knight territory).

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio for the development and commercialization of AXL receptor tyrosine kinase (AXL) inhibitors in oncology, and with Daiichi to pursue research related to murine double minute 2 (MDM2) inhibitors, a novel class of drug targets called ligases.

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of June 30, 2024, total future contingent payments to us under all of the above existing agreements, excluding terminated agreements, could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. Of this amount, $279.5 million relates to the achievement of development events, $263.1 million relates to the achievement of regulatory events and $796.0 million relates to the achievement of certain commercial events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

Global Exclusive License Agreement with Lilly

We have a global exclusive license agreement and strategic collaboration with Lilly (Lilly Agreement) entered in February 2021, which became effective in March 2021, upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, to develop and commercialize ocadusertib (previously R552) for the treatment of non-CNS diseases. In addition, the collaboration is aimed at developing additional RIPK1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the Lilly Agreement, we granted Lilly the exclusive rights to develop and commercialize ocadusertib and related RIPK1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

Under the terms of the Lilly Agreement, we were entitled to receive a non-refundable and non-creditable upfront cash payment amounting to $125.0 million, which we received in April 2021. We are also entitled to additional milestone payments for non-CNS disease products consisting of up to $330.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones, and up to $100.0 million in sales milestone payments on a product-by-product basis. In addition, depending on the extent of our co-funding of ocadusertib development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. We are also eligible to receive milestone payments for CNS disease products consisting of up to $255.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones, and up to $150.0 million in sales milestone payments on a product-by-product basis. We would be entitled to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets.

Under the Lilly Agreement, we were responsible for performing and funding initial discovery and identification of CNS disease development candidates. Following candidate selection, Lilly is responsible for performing and funding all future development and commercialization of the CNS disease development candidates. Under the Lilly Agreement, we are responsible for 20% of the development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap, and Lilly is responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. Pursuant to the terms of the Lilly Agreement, we have the right to opt-out of co-funding the ocadusertib development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Prior to us providing our first opt-out notice as discussed below, under the Lilly Agreement, we were required to fund our share of the ocadusertib development activities up to a maximum funding commitment of $65.0 million through April 1, 2024.

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

At the inception of the Lilly Agreement, given our rights to opt-out from the development of ocadusertib, we believed at the minimum, we had a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense was accreted on such liability over the expected commitment period, adjusted for timing of expected cost share payments. No interest was accreted during the three and six months ended June 30, 2024 and 2023.

At the inception, we allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. The transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue upon delivery of the non-CNS penetrant IP to Lilly during the first quarter of 2021. The transaction price allocated to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly in June 2022 using the input method. There was no outstanding deferred revenue related to Lilly Agreement as of June 30, 2024 and December 31, 2023.

On September 28, 2023, we entered into an amendment to the Lilly Agreement which provides, among others that if we exercise our first opt-out right, we have the right to opt-in to the co-funding of ocadusertib development, upon us providing notice to Lilly within 30 days of certain events as specified in the Lilly Agreement, and as a result receive greater royalties from sales. Following the amendment to the Lilly Agreement, on September 29, 2023, we provided the first opt-out notice to Lilly, and our share on the ocadusertib development cost was capped to $22.6 million through April 1, 2024. If we exercise our opt-in right, we will be required to continue to share in global development costs, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement.

Lilly billed us $21.4 million for our share of development costs incurred through April 1, 2024, and the amount was fully paid as of June 30, 2024. The outstanding liability to Lilly reported within other long-term liabilities (current and non-current) in the condensed balance sheet as of June 30, 2024 and December 31, 2023 amounted to $40.0 million and $43.6 million, respectively. As discussed above, following the amendment to the Lilly Agreement, and us providing the first opt-out notice to Lilly, our cost share obligation for ocadusertib development ended on April 1, 2024. Although currently we are no longer obligated to pay Lilly for our share in the ocadusertib development cost incurred subsequent to April 1, 2024, the outstanding liability reported in our condensed balance sheet as of June 30, 2024 amounting to $40.0 million has not been recognized as revenue because we cannot conclude that it is probable that a significant reversal of the amount of revenue, if recognized, will not occur until the likelihood of us exercising our opt-in right becomes remote, or when the opt-in right period lapses.

Grifols License Agreement

We have an exclusive commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop fostamatinib in Grifols territory. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In January 2020, the European Commission (EC) granted a centralized Marketing Authorization (MA) for fostamatinib valid throughout the European Union (EU) and in the UK after the departure of the UK from the EU for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, in February 2020, we received $20.0 million non-refundable payment, composed of a $17.5 million payment due upon Marketing Authorization Application (MAA) approval by the European Medicines

Agency (EMA) of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. The above milestone payment was allocated to the distinct performance obligations in the collaboration agreement with Grifols. We accounted for this agreement under ASC 606 and identified distinct performance obligations at inception of the agreement. We allocated the transaction price to the distinct performance obligations in our collaboration agreement based on our best estimate of the relative standalone selling price, and recognized the corresponding revenue in the periods we satisfied the performance obligations. There was no outstanding deferred revenue related to the Grifols license agreement as of June 30, 2024 and December 31, 2023.

We entered into a Commercial Supply Agreement with Grifols in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols order from us pursuant to and in accordance with the agreement. Prior to the Commercial Supply Agreement, we had a Drug Product Purchase Agreement with Grifols entered in December 2019. There was no revenue recognized related to the delivery of drug supply to Grifols for the three and six months ended June 30, 2024. For the three and six month ended June 30, 2023, we recognized revenue of $1.2 million and $2.8 million, respectively, from the delivery of drug supply to Grifols.

We recognize royalty revenue from Grifols included within contract revenues from collaboration. Royalty revenue recognized for the three months ended June 30, 2024 and 2023 was $1.1 million and $0.8 million, respectively, and for the six months ended June 30, 2024 and 2023 was $2.2 million and $1.5 million, respectively.

Kissei License Agreement

We have an exclusive license and supply agreement with Kissei entered in October 2018, to develop and commercialize fostamatinib in all current and potential indications in Kissei’s territory. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. We received an upfront cash payment of $33.0 million, with the potential for up to an additional $147.0 million in development, regulatory and commercial milestone payments, and will receive mid- to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights to fostamatinib in Kissei’s territory and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement. We accounted for this agreement under ASC 606 and identified the distinct performance obligations at inception of the agreement. We concluded that each of these performance obligations is distinct. We determined that the upfront fee represented the transaction price and was allocated to the performance obligations based on our best estimate of the relative standalone selling price and recognized the corresponding revenue in the period we satisfied the performance obligations. As of June 30, 2024 and December 31, 2023, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. No revenue was recognized during the three and six months ended June 30, 2024 and 2023 associated with the remaining performance obligation.

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

For the three and six months ended June 30, 2024, we recognized $2.2 million and $4.5 million, respectively, of revenue related to the delivery of drug supply to Kissei mainly for commercial use. No such revenue was recognized during the three and six months ended June 30, 2023.

Medison Commercial and License Agreements

We have two exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory, pursuant to which, we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for this agreement under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of auto immune hemolytic anemia in Canada. We determined that the non-refundable upfront fee represented the transaction price, however, due to the buyback provision, we accounted this upfront payment as financing arrangement under ASC 606. In 2022, management concluded that the likelihood of exercising the buyback option right was remote considering the top-line results from our Phase 3 trial of fostamatinib in warm auto immune hemolytic anemia (wAIHA) which showed that the trial did not demonstrate statistical significance in the primary efficacy endpoint, and the guidance received from the FDA. As such, in accordance with ASC 606, we relieved the outstanding financing liability which included the upfront payment and accreted interest, and recognized such amount as revenue in 2022. There was no outstanding deferred revenue related to Medison license agreement as of June 30, 2024 and December 31, 2023.

For the three and six months ended June 30, 2024, we recognized revenue from Medison of $0.1 million and $0.2 million, respectively, related to the delivery of drug supply and earned royalties. There was no material revenue recognized in the three and six months ended June 30, 2023 related to the delivery of drug supply and earned royalties.

Knight Commercial License and Supply Agreement

We have commercial license and supply agreements with Knight entered in May 2022 for the commercialization of fostamatinib for approved indications in Knight territory. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We accounted for this agreement under ASC 606 and identified that the upfront payment was a consideration for granting Knight the license to commercialize fostamatinib for approved indication in the Knight territory, and no further material deliverables associated to such upfront payment. As such, we recognized the upfront payment as revenue in 2022. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement.

Government Contracts

US Department of Defense (DOD)

Government contract revenue for the three and six months ended June 30, 2023 of $1.0 million was from an award we received from DOD to support our Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. No revenue was recognized during the three and six months ended June 30, 2024 from this grant.

Biomedical Advanced Research and Development (BARDA)

In August 2023, we were awarded up to $0.8 million by BARDA, part of the Office of the Assistant Secretary for the Preparedness and Response at the US Department of Health and Human Services (DHHS), for our evaluation of fostamatinib in mitigating the impact of long-term respiratory distress. No revenue was recognized during the three and six months ended June 30, 2024 from this grant. Through June 30, 2024, we have received $0.1 million of the award.

Strategic Development Collaborations with MDACC and CONNECT

In December 2023, we entered into a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration will expand our evaluation of REZLIDHIA (olutasidenib) in AML and other hematologic cancers. Under the collaboration, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through June 30, 2024, we provided $2.0 million funding to MDACC.

In January 2024, we announced our collaboration with CONNECT, an international collaborative network of pediatric cancer centers, to conduct a Phase 2 clinical trial to evaluate REZLIDHIA in glioma. Under the collaboration, we will provide funding up to $3.0 million and study material over the four-year collaboration.

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

Asset Purchase Agreement with Blueprint

On February 22, 2024, we acquired the US rights to research, develop, manufacture and commercialize GAVRETO (pralsetinib) from Blueprint pursuant to an Asset Purchase Agreement. The acquired assets include, among other things, applicable intellectual property related to pralsetinib in the US, including patents, copyrights and trademarks, as well as clinical regulatory and commercial data and records. Pursuant to the Asset Purchase Agreement, we agreed to pay a purchase price of $15.0 million, of which, $10.0 million was payable upon our first commercial sale of GAVRETO and an additional $5.0 million is payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments and up to $5.0 million in future regulatory milestone payments. The potential regulatory milestones include full regulatory approval of pralsetinib (or related compounds) for the treatment of adult RET-fusion positive thyroid cancer, and maintenance of the current regulatory approval of pralsetinib for the treatment of adult RET-fusion positive thyroid cancer during the period beginning on February 22, 2024 and ending on the third anniversary of the first commercial sale of pralsetinib subject to certain conditions. Subject to the terms and conditions of the Asset Purchase Agreement, Blueprint would be entitled to tiered royalty payments on net sales of products containing pralsetinib (or related compounds) ranging from 10% to 30%, subject to certain reductions and offsets.

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

The closing purchase price was recorded within acquisition-related liabilities in the condensed balance sheet and was outstanding as of June 30, 2024, of which, $10.0 million was paid in July 2024 following our first commercial sale of GAVRETO at the end of June 2024. The transaction costs have been paid in cash as of June 30, 2024. The contingent considerations relating to future commercial and regulatory milestones were not included in the total purchase price consideration, and will be accounted for when the contingency is resolved and the consideration becomes payable. Royalties will be recognized within cost of sales, as revenue from GAVRETO product sales is recognized.

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

Simultaneously and in connection with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during the transition period, Blueprint will transition regulatory and distribution responsibility for GAVRETO to us. We also agreed to purchase certain drug product inventories from Blueprint under a Material Transfer Agreement, and received such inventories amounting to approximately $6.5 million during the six months ended June 30, 2024.

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

Under the accounting guidance, we account for contingent payments when a contingency is resolved, and the consideration becomes payable. We account for milestone payment obligations incurred at development stage and prior to a regulatory approval of an indication associated with the acquired licensed asset as research and development expense when the event requiring payment of the milestone occurs. Milestone payment obligations incurred upon and after a regulatory approval of an indication associated with the acquired licensed asset, and at the commercial stage, are recorded as intangible assets when the event requiring payment of the milestones occurs. Prior to the FDA approval of REZLIDHIA in December 2022, a certain regulatory milestone was met which entitled Forma to receive a $2.5 million milestone payment. Because such milestone payment obligation was incurred prior to a regulatory approval of an indication associated with the acquired licensed asset, we recorded such amount as research and development expense in the fourth quarter of 2022. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with susceptible IDH1 mutations as detected by an FDA-approved test. Following the FDA approval, we launched REZLIDHIA and made first shipments of the product to our customers in December 2022. With this FDA approval and first commercial sale of the product, Forma was entitled to receive a total of $15.0 million milestone payments. Since such milestone payment obligations were incurred upon and after regulatory approval of the product, we recorded such amount as intangible assets on our condensed balance sheet in the fourth quarter of 2022. No new milestone was met in 2023 and during the six months ended June 30, 2024.

The amount recorded as intangible asset is being amortized on a straight-line basis over the estimated useful life of 14 years, and the related amortization is recorded within cost of sales. Royalties are recognized within cost of sales, as revenue from REZLIDHIA product sales is recognized.

6.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$2,223	$1,796	$6,707	$3,531
Research and development	305	376	955	1,399
Total stock-based compensation expense	$2,528	$2,172	$7,662	$4,930

During the six months ended June 30, 2024, we granted stock options to purchase 599,772 shares of common stock with weighted-average grant-date fair value of $9.64 per share, and 9,294 stock options were exercised. The stock options granted during the six months ended June 30, 2024 generally vest over 3 years. As of June 30, 2024, there were 3,691,139 stock options outstanding, of which, 132,250 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were assessed not probable as of June 30, 2024. Accordingly, none of the $2.5 million grant date fair value for these awards has been recognized as stock-based compensation expense as of June 30, 2024.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our Equity Incentive Plans (our 2018 Equity Incentive Plan and Inducement Plan, as amended) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.5%	3.7%	4.2%	3.7%
Expected term (in years)	6.0	6.7	6.2	7.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	88.1%	86.0%	87.4%	83.1%

During the six months ended June 30, 2024, we granted 291,373 RSUs with a grant-date weighted-average fair value of $12.52 per share, and 66,408 RSUs were released. The RSUs granted during the six months ended June 30, 2024 generally vest over 3 years. As of June 30, 2024, there were 387,729 RSUs outstanding.

As of June 30, 2024, there was approximately $14.0 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 2.15 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones was considered as probable, and RSUs.

In March 2024 and April 2024, our Board of Directors approved additional 78,232 shares of common stock reserved for issuance under our Inducement Plan. In May 2024, our stockholders approved an amendment to our 2018 Plan, to, among other items, add an additional 650,000 shares to the number of shares of common stock authorized for issuance under our 2018 Plan. As of June 30, 2024, there were 1,412,669 shares of common stock available for future grant under our Equity Incentive Plans.

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

Our 24-month offering period under our Purchase Plan ended on June 30, 2024, and a new 24-month offering period started on July 1, 2024. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of June 30, 2024, there was no unrecognized stock-based compensation cost related to our Purchase Plan.

During the six months ended June 30, 2024, there were 35,902 shares purchased under the Purchase Plan. As of June 30, 2024, there were 213,681 shares reserved for future issuance under the Purchase Plan.

7.	Other Balance Sheet Components

Inventories

Inventories for the periods presented consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Raw materials	$2,145	$4,609
Work in process	6,006	1,876
Finished goods	4,368	1,508
Total	$12,519	$7,993
Reported as:
Inventories	$8,059	$5,522
Other assets	4,460	2,471
Total	$12,519	$7,993

Inventories as of June 30, 2024 and December 31, 2023 include inventories acquired from Forma pursuant to the license and transition services agreement. Inventories as of June 30, 2024 also include inventories acquired from Blueprint pursuant to a Material Transfer Agreement as discussed in Note 5 – In-licensing and Acquisition. As of June 30, 2024, advance payments to the manufacturer of our raw materials were included within prepaid and other current assets in the condensed balance sheet amounted to $2.2 million. No such advance payment was included within prepaid and other current assets as of December 31, 2023.

Non-current inventories consist primarily of active pharmaceutical ingredients classified as raw materials which have multi-year shelf life, as well as certain work in process and finished goods inventories that are not expected to be consumed beyond our normal operating cycle.

Intangible assets

Intangible assets consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Intangible asset cost	$30,360	$15,000
Accumulated amortization	(2,085)	(1,122)
Intangible asset, net	$28,275	$13,878

See “Note 5 – In-licensing and Acquisition” for related discussions of capitalized intangible assets. Amortization expense recorded within cost of sales in the statements of operations for the three months ended June 30, 2024 and 2023 was $0.6 million and $0.3 million, respectively, and for the six months ended June 30, 2024 and 2023 was $1.0 million and $0.5 million, respectively.

The following table presents the estimated future amortization expense of intangible assets as of June 30, 2024 (in thousands):

Remainder of 2024	$1,176
2025	2,351
2026	2,351
2027	2,351
2028	2,351
Thereafter	17,695
$28,275

8.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments for the periods presented consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Cash	$6,126	$8,247
Money market funds	13,805	9,685
US treasury bills	4,963	12,594
Government-sponsored enterprise securities	10,444	11,233
Corporate bonds and commercial paper	13,764	15,174
	$49,102	$56,933
Reported as:
Cash and cash equivalents	$36,053	$32,786
Short-term investments	13,049	24,147
	$49,102	$56,933

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2024	Cost	Gains	Losses	Fair Value
US treasury bills	$4,963	$—	$—	$4,963
Government-sponsored enterprise securities	10,446	—	(2)	10,444
Corporate bonds and commercial paper	13,771	—	(7)	13,764
Total	$29,180	$—	$(9)	$29,171

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2023	Cost	Gains	Losses	Fair Value
US treasury bills	$12,591	$3	$—	$12,594
Government-sponsored enterprise securities	11,230	7	(4)	11,233
Corporate bonds and commercial paper	15,172	5	(3)	15,174
Total	$38,993	$15	$(7)	$39,001

As of June 30, 2024 and December 31, 2023, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 68 days and 82 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified these securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of June 30, 2024, we had no investments that had been in a continuous unrealized loss position for more than 12 months. As of June 30, 2024, a total of 26 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. Based on our review of these securities, including the assessment of the duration and severity of the unrealized losses, we have not recognized any credit losses on these securities as of June 30, 2024 and December 31, 2023.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

As of June 30, 2024	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$9,694	$(2)
Corporate bonds and commercial paper	13,265	(7)
Total	$22,959	$(9)

9.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$13,805	$—	$—	$13,805
US treasury bills	—	4,963	—	4,963
Government-sponsored enterprise securities	—	10,444	—	10,444
Corporate bonds and commercial paper	—	13,764	—	13,764
Total	$13,805	$29,171	$—	$42,976

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$9,685	$—	$—	$9,685
US treasury bills	—	12,594	—	12,594
Government-sponsored enterprise securities	—	11,233	—	11,233
Corporate bonds and commercial paper	—	15,174	—	15,174
Total	$9,685	$39,001	$—	$48,686

10.Debt

The following table summarizes loans payable, net (in thousands):

	As of
	June 30, 2024	December 31, 2023
Principal outstanding	$60,000	$60,000
Unamortized debt issuance costs	(308)	(398)
Principal outstanding, net of unamortized debt issuance costs	$59,692	$59,602

Reported as:
Loans payable, net, current portion	$—	$7,229
Long-term portion of loans payable, net	59,692	52,373
	$59,692	$59,602

The outstanding loans payable as of the periods presented was related to our Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered into on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment), July 27, 2022 (Third Amendment), and on April 11, 2024 (Fourth Amendment).

The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1), in May 2020, an additional $10.0 million was funded (Tranche 2), at the Second Amendment, an additional $10.0 million was funded (Tranche 3), at the Third Amendment, an additional $10.0 million was funded (Tranche 4), and in March 2023, an additional $20.0 million was funded (Tranche 5). As of June 30, 2024, the outstanding principal balance of the loan was $60.0 million, and no remaining funds are available for draw under the term loan credit facility.

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

Following the Third Amendment but prior to the Fourth Amendment to the Credit Agreement in April 2024 as discussed below, the term loans would mature on September 1, 2026, and the interest-only period was through October 1, 2024. The term loans bore interest equal to the sum of one-month Secured Overnight Financing Rate (SOFR), plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%, and a final payment fee of 2.5% of principal due at maturity date.

Following the Fourth Amendment to the Credit Agreement in April 2024, the term loans mature on September 1, 2027, and the interest-only period is through October 1, 2025. The term loans bear interest equal to the sum of one-month SOFR plus an adjustment of 0.11448%, subject to a 4.00% applicable floor, plus applicable margin of 6.50%. A final payment fee of 4.25% of principal is due at maturity date. The amendment was accounted for as debt modification in accordance with the standards. The unamortized debt issuance costs are continuously being amortized as interest expense through maturity using the effective interest rate method.

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

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended June 30, 2024 and 2023 was $2.0 million and $1.9 million, respectively, and for the six months ended June 30, 2024 and 2023 was $3.9 million and $3.1 million, respectively. Accrued interest of $1.8 million was included within other accrued liabilities in the condensed balance sheet as of June 30, 2024.

The following table presents the future minimum principal payments of the outstanding loan as of June 30, 2024 (in thousands):

Remainder of 2024	$—
2025	7,500
2026	30,000
2027	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$60,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of June 30, 2024, we were not in violation of any covenants.

11.Leases

We have a sublease agreement with Atara Biotherapeutics, Inc. (Atara) entered in October 2022 to sublease an office space located in South San Francisco, California. Subject to the terms of the sublease agreement, the lease term commenced in November 2022 and shall expire in May 2025. This leased facility is currently held as our new Headquarters following the expiration of our previously leased facility in January 2023. The weighted average remaining term of our leases as of June 30, 2024 was 0.92 years.

We previously leased our prior headquarter space located in South San Francisco, California with Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), and had a sublease agreement with an unrelated third-party to sublet a portion of the leased facility. Both leases expired in January 2023.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed operating lease expense	$166	$166	$332	778
Variable operating lease expense (net credit)	28	(42)	56	30
Total operating lease expense	$194	$124	$388	$808

Supplemental information related to our operating lease were as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash payments included in the measurement of operating lease liabilities	$184	$178	$368	1,174

Supplemental information related to our operating sublease was as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed sublease expense	$—	$—	$—	365
Variable sublease expense	—	—	—	77
Sublease income	—	—	—	(442)
Net	$—	$—	$—	$—

The following table presents the future lease payments as of June 30, 2024 (in thousands):

Remainder of 2024	$371
2025	301
Total minimum payments required	$672

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024. Our financial results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

TAVALISSE (fostamatinib disodium hexahydrate) is our first product approved by the FDA. TAVALISSE is the only approved oral SYK inhibitor for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the UK (as TAVLESSE), and in Canada, Israel and Japan (as TAVALISSE) for the treatment of chronic ITP in adult patients.

REZLIDHIA (olutasidenib) is our second FDA-approved product. REZLIDHIA capsules are indicated for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We in-licensed REZLIDHIA from Forma with exclusive, worldwide rights for its development, manufacturing and commercialization.

GAVRETO (pralsetinib) is our third FDA-approved product which we began commercializing on June 27, 2024. GAVRETO is a once daily, small molecule, oral, kinase inhibitor of wild-type RET and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration response rate, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We acquired the rights to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint pursuant to an Asset Purchase Agreement entered in February 2024.

We continue to advance the development of R289, our IRAK 1/4 inhibitor program, in an open-label, Phase 1b trial to determine the tolerability and preliminary efficacy of the drug in patients with lower-risk MDS who are relapsed, refractory or resistant to prior therapies.

We have strategic development collaborations with MDACC to expand our evaluation of REZLIDHIA in AML and other hematologic cancers with IDH1 mutations, and with CONNECT to conduct a Phase 2 clinical trial to evaluate REZLIDHIA in combination with temozolomide in patients with HGG harboring an IDH1 mutation.

We have a RIPK1 inhibitor program in clinical development with our partner Lilly. We also have product candidates in clinical development with partners BerGenBio and Daiichi.

Reverse Stock Split

We filed with the Secretary of State of the State of Delaware a certificate of amendment to our Amended and Restated Certificate of Incorporation, to effect a 1-for-10 reverse stock split, effective June 27, 2024. As a result of the reverse stock split, every ten issued and outstanding shares of our common stock were automatically combined into one issued and outstanding share of common stock. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from common stock to additional paid-in capital on the condensed balance sheet and statement of changes in stockholders’ deficit. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares of common stock were entitled to receive the cash value equal to the fraction to which the stockholder would otherwise be entitled, multiplied by the closing price of the common stock as reported by Nasdaq on the last trading day prior to the effective date of the split. As a result of the reverse stock split, proportionate adjustments were made to the number of shares underlying (and as applicable, the exercise or conversion prices of) our outstanding equity awards and to the number of shares of common stock issuable under our equity incentive plans. The reverse stock split did not change the par value of our common stock, which remains $0.001, or the authorized number of shares of our common stock. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

Business Updates

TAVALISSE IN ITP

For the six months ended June 30, 2024, net product sales of TAVALISSE were $47.5 million, increased by $3.8 million or 9% compared to $43.6 million net product sales in the same period in 2023. The increase was primarily due to increased quantities sold, as well as increased price per bottle. This increase was partially offset by the increase in revenue reserves driven by higher government and private payor rebates.

REZLIDHIA in R/R AML with mIDHI

For the six months ended June 30, 2024, net product sales of REZLIDHIA were $10.0 million, increased by $6.0 million or 150% compared to $4.0 million net product sales in the same period in 2023. The increase was primarily due to increased quantities sold primarily driven by increased number of patients under therapy, partially offset by the increase in revenue reserves primarily due to higher government rebates.

GAVRETO in metastatic RET fusion-positive NSCLC and advanced thyroid cancers

We began our commercialization and started recognizing revenue from product sales of GAVRETO in June 2024. We recognized approximately $1.9 million of net product sales for the sale of GAVRETO to our distributors at the end of June 2024. We believe GAVRETO is highly synergistic with our current product portfolio, and we expect to continue to leverage our existing commercial infrastructure to ensure current and newly prescribed GAVRETO patients have continued access to this important treatment option. We distribute and market GAVRETO for approved indications in RET fusion-positive NSCLC and advanced thyroid cancers. We acquired GAVRETO from Blueprint pursuant to an Asset Purchase Agreement entered into on February 22, 2024. Pursuant to the Asset Purchase Agreement, we purchased certain assets comprising the right to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint. Under the terms of the agreement, we agreed to pay Blueprint a purchase price of $15.0 million, of which, $10.0 million was paid in July 2024 following our first commercial sale of GAVRETO at the end of June 2024, and an additional $5.0 million is payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments and up to $5.0 million in future regulatory milestone payments, in addition to tiered royalties ranging from 10% to 30%.

Simultaneously and in conjunction with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during the transition period, Blueprint will transition regulatory and distribution responsibility for GAVRETO to us. We also agreed to purchase certain drug product inventories from Blueprint under a Material Transfer Agreement, and received such inventories amounting to approximately $6.5 million during the six months ended June 30, 2024.

R289, an Oral IRAK1/4 Inhibitor for LR-MDS

We advanced the development of our IRAK 1/4 inhibitor program, following further evaluation of single and multiple ascending doses of R289 in healthy subjects. The Phase 1b open-label, multicenter trial evaluates the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. This Phase 1b trial is expected to enroll approximately 40 patients (up to 30 participants in the dose escalation phase, and up to 10 participants in the dose expansion phase). The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. To date, enrollment in the fourth dose level (250 mg twice daily) of the trial is underway. Preliminary data are expected by the end of 2024.

REZLIDHIA in AML, Other Hematologic Cancers and HGG

In December 2023, we entered into a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration will expand our evaluation of REZLIDHIA in AML and other hematologic cancers with IDH1 mutations. Under the Strategic Collaboration Agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undermined significance and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Under the Strategic Collaboration Agreement, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through June 30, 2024, we provided $2.0 million funding to MDACC. In early August 2024, MDACC, with our support, opened enrollment for a Phase 1b/2 trial of decitabine and venetoclax in combination with olutasidenib in patients with IDH1-mutated AML. This is the first trial in our multi-year strategic development collaboration with MDACC. The Phase 1b part of the trial seeks to determine the safety and tolerability and recommended Phase 2 dose of decitabine and venetoclax in combination with olutasidenib. The primary objective of the Phase 2 part of the trial is to determine the complete remission rate in both newly diagnosed and R/R patients.

In January 2024, we announced our collaboration with Collaborative Network for Neuro-Oncology Clinical Trials (CONNECT), an international collaborative network of pediatric cancer centers, to conduct a Phase 2 clinical trial to evaluate REZLIDHIA in combination with temozolomide in patients with HGG harboring an IDH1 mutation. Under the collaboration, CONNECT will include olutasidenib in CONNECT’s TarGet-D, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, adolescents and young adult patients (<39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with of olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. Under the collaboration, we will provide CONNECT with a funding up to $3.0 million and study material over the four-year collaboration.

Global Strategic Partnership with Lilly

Lilly is continuing to advance ocadusertib (previously R552), an investigational, potent and selective RIPK1 inhibitor. Lilly has initiated the Phase 2a trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis. The Phase 2a enrollment of approximately 100 patients is advancing well, with preliminary analysis of the Phase 2a results anticipated in the first half of 2025. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and amyotrophic lateral sclerosis.

Under the Lilly Agreement, we are responsible for 20% of the development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap, and Lilly is responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. Under the Lilly Agreement, we have the right to opt-out of co-funding the ocadusertib development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. In September 2023, we provided the first opt-out notice to Lilly and our funding commitment was capped at a specified amount through April 1, 2024, as provided for in the Lilly Agreement, as amended in September 2023. We provided $21.4 million funding to Lilly throughout the periods for our share for ocadusertib development costs incurred through April 1, 2024. Under the Lilly Agreement as amended, we have the right to opt-in to co-funding of ocadusertib development, upon us providing notice to Lilly within 30 days of certain events, as specified in the Lilly Agreement. If we decide to exercise our opt-in right, we will be required to continue to share in global development costs, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement.

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

Our Fostamatinib for Immune Thrombocytopenia (FIT) Phase 3 clinical program had a total of 150 ITP patients which were randomized into two identical multicenter, double-blind, placebo-controlled clinical trials. The patients were diagnosed with persistent or chronic ITP, and had blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects received fostamatinib orally at 100 mg twice daily (bid) and the other third received placebo on the same schedule. Subjects were expected to remain on treatment for up to 24 weeks. At week four of treatment, subjects who failed to meet certain platelet counts and met certain tolerability thresholds could have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program was a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2016, we announced the results of the first FIT study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control. In October 2016, we announced the results of the second FIT study, reporting that the response rate (16% in the treatment group, versus 4% in the placebo group) was consistent with the first study, although the difference was not statistically significant. In the ITP double-blind studies, the most commonly reported adverse reactions occurring in at least 5% of patients treated with TAVALISSE were diarrhea, hypertension, nausea, dizziness, increased alanine aminotransferase, increased aspartate aminotransferase, respiratory infection, rash, abdominal pain, fatigue, chest pain, and neutropenia. Serious adverse drug reactions occurring in at least 1% of patients treated with TAVALISSE in the ITP double-blind studies were febrile neutropenia, diarrhea, pneumonia, and hypertensive crisis. A post-hoc analysis from our Phase 3 clinical program in adult patients with chronic ITP, highlighting the potential benefit of using TAVALISSE in earlier lines of therapy, was published in the British Journal of Haematology in July 2020. In addition, a report describing the long-term safety and durable efficacy of TAVALISSE with up to five years of treatment was published in Therapeutic Advances in Hematology in 2021.

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

Commercial activities, including sales and marketing

Our marketing and sales efforts are focused on hematologists and hematologist-oncologists in the US who manage chronic adult ITP patients. We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes our products in the US using customary pharmaceutical company practices. Our products are sold initially through third-party wholesale distribution and specialty pharmacy channels and group purchasing organizations before being ultimately prescribed to patients. To facilitate our commercial activities in the US, we also enter into arrangements with various third parties, including advertising agencies, market research firms and other sales-support-related services as needed. We believe that our commercial team and distribution practices are adequate to ensure that our marketing efforts reach relevant customers and deliver our products to patients in a timely and compliant fashion. Also, to help ensure that all eligible patients in the US have appropriate access to our products, we have established a reimbursement and patient support program called Rigel OneCareTM (ROC). Through ROC, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free product to uninsured or under-insured patients who meet certain established clinical and financial eligibility criteria. In addition, ROC is designed to provide reimbursement support, such as information related to prior authorizations, benefits investigations and appeals.

We have entered into various license and commercial agreements to commercialize fostamatinib globally as discussed below, but we retain the global rights to fostamatinib outside of the respective territories under such license and commercial agreements.

Fostamatinib in EU and in the UK

We have a commercialization license agreement with Grifols S.A. (Grifols) entered in January 2019, for exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop, fostamatinib in their territory. Grifols territory includes EU, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States). In January 2020, the European Commission (EC) granted a centralized MA for fostamatinib (TAVLESSE) valid throughout the Europe and in the UK, after the departure of the UK from the EU, for the treatment of chronic ITP in adult patients who are refractory to other treatments. Grifols has launched TAVLESSE in the UK and certain countries in EU including Germany, France, Italy and Spain, and continues a phased rollout across the rest of EU.

Fostamatinib in Asia

We have an exclusive license and supply agreement with Kissei Pharmaceutical Co., Ltd. (Kissei) entered in October 2018, to develop and commercialize fostamatinib in all current and potential indications in Kissei’s territory, which includes Japan, China, Taiwan and the Republic of Korea. Kissei is a Japan-based pharmaceutical company addressing patients’ unmet medical needs through its research, development and commercialization efforts, as well as through collaborations with partners. Japan has the third highest prevalence of chronic ITP in the world behind the US and Europe. Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP in February 2020.

Kissei initiated a Phase 3 trial in Japan of fostamatinib in adult Japanese patients with chronic ITP in September 2019, and reported positive top-line results meeting its primary end point in December 2021. The efficacy and safety of orally administered fostamatinib was assessed by comparing it with placebo in a randomized, double-blind study. The trial showed that patients receiving fostamatinib achieved a stable platelet response significantly higher than patients receiving a placebo control. Based on the positive Phase 3 results, Kissei submitted an NDA to Japan’s PMDA for fostamatinib in chronic ITP in April 2022. In December 2022, Japan’s PMDA approved TAVALISSE for the treatment of chronic ITP, and in April 2023, Kissei launched TAVALISSE for chronic ITP in Japan.

 Fostamatinib in Canada/Israel

We have two exclusive commercial and license agreements with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel, and together with Medison Canada, Medison) entered in October 2019, to commercialize fostamatinib in all potential indications in Canada and Israel. Pursuant to this exclusive commercialization license agreement, in August 2020, we entered into a commercial supply agreement with Medison.

In November 2020, Health Canada approved the New Drug Submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. In August 2021, Medison Israel received the licenses for registrational approval from the Ministry of Health. Medison launched TAVALISSE in Canada and Israel.

Fostamatinib in Latin America

We have a commercial license agreement with Knight Therapeutics International SA (Knight) entered in May 2022, to commercialize fostamatinib for approved indications in Latin America, consisting of Mexico, Central and South America, and the Caribbean (Knight territory). We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under a Commercial and Supply Agreement. In August 2023, Knight submitted the MAA for regulatory approval in Mexico, Colombia and Brazil for fostamatinib for the treatment of adult patients with ITP who had insufficient response to a previous treatment.

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

REZLIDHIA is designed to bind to and inhibit mIDH1 to reduce 2-hydroxyglutarate levels and restore normal cellular differentiation of myeloid cells. REZLIDHIA is a novel, non-intensive monotherapy treatment in the R/R AML setting demonstrating a CR+CRh rate of 35% in patients with over 90% of those responders in complete remission.

We in-licensed REZLIDHIA from Forma pursuant to a license and transition services agreement entered in July 2022, with exclusive, worldwide rights for development, manufacturing and commercialization of REZLIDHIA for any uses, including for the treatment of AML and other malignancies. In accordance with the terms of the license and transition services agreement, we paid an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portions of our sublicensing revenue, subject to certain standard reductions and offsets. In 2022, certain milestones were met which entitled Forma to receive a $17.5 million milestone payments. No new milestone was met in 2023 and during the six months ended June 30, 2024.

In December 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with IDH1 mutation as detected by an FDA-approved test, and we began the commercialization of REZLIDHIA and made it available to patients. The recommended dosage of REZLIDHIA is 150 mg taken orally twice daily until disease progression or unacceptable toxicity. The FDA approval was based on the NDA for olutasidenib for the treatment of m1DH1 R/R AML submitted by Forma, that had a PDUFA action date for the application of February 15, 2023. The NDA application was supported with a Phase 2 registrational trial for olutasidenib in mIDH1 R/R AML. Interim results from the Phase 2 registrational trial were reported at the American Society of Clinical Oncology (ASCO) annual meeting in June 2021. The interim results of this trial of 153 patients showed that olutasidenib demonstrated a favorable tolerability profile as a monotherapy in patients with R/R AML who have a susceptible mIDH1, and achieved a complete remission (CR) plus CR with partial hematologic recovery (CRh) rate of 33.3% (30% CR and 3% CRh), the primary efficacy endpoint. While a median duration of CR/CRh was not yet reached, a sensitivity analysis (with a hematopoietic stem cell transplant, as the end of a response) indicated the median duration of CR/CRh was 13.8 months. The overall response rate, comprised CR, CRh, Cri, partial response, and morphologic leukemia-free state (MLFS), was 46% and the median duration of overall response rate (ORR) was 11.7 months. The median overall survival was 10.5 months. For patients with CR/CRh, the median overall survival was not reached, but the estimated 18-month survival was 87%. The most frequently reported treatment emergent adverse events were nausea, constipation, increased white blood cell count, decreased red blood cell count, pyrexia, febrile neutropenia, and fatigue.

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

In November 2022, we also announced the publication of data in The Lancet Haematology, which summarizes the Phase 1 results of the Phase 1/2 trial of olutasidenib. The objectives of the first phase of the multicenter, open-label Phase 1/2 trial were to assess the safety, pharmacokinetic and pharmacodynamic profile, and clinical activity of olutasidenib, both as monotherapy and in combination with azacitidine, in patients with treatment-naïve or R/R AML or MDS harboring IDH1 mutations. The published data suggest that olutasidenib, with or without azacitidine, was well-tolerated and was associated with improvements in clinical efficacy endpoints in patients with mIDH1 AML. This trial showed that olutasidenib has the potential to provide an additional treatment option for mIDH1 AML.

In January 2023, we announced that REZLIDHIA has been added by the National Comprehensive Cancer Network (NCCN) to the latest NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines) for AML. REZLIDHIA is now included as a recommended targeted therapy for adult patients with R/R AML with IDH1 mutation.

In February 2023, we announced peer-reviewed publication data in Blood Advances, which summarize clinical results from the Phase 2 registrational trial of REZLIDHIA in patients with mIDH1 R/R AML. The published data demonstrate that REZLIDHIA induced durable remissions and transfusion independence with a well-characterized safety profile. The observed efficacy is clinically meaningful and represents a therapeutic advance in this poor prognosis patient population with limited treatment options. REZLIDHIA demonstrated both a high rate of response and an extended median duration of complete response of 28.1 months, which is more than a year longer than what is reported with the standard of care. In June 2023, we announced the second REZLIDHIA publication in Blood Advances, a review article examining the preclinical and clinical development, and the positioning of REZLIDHIA in the mIDH1 AML treatment landscape. The review concluded that the approval of REZLIDHIA is a critical addition to the mIDH1 AML treatment landscape. Further, the available data support the use of REZLIDHIA as monotherapy in R/R AML patients who have failed intensive chemotherapy or venetoclax plus hypomethylating agents combination therapy.

In June 2023, we announced presentation of data from an analysis from the Phase 2 study of REZLIDHIA in patients with mIDH1 AML who were previously treated with venetoclax. Data was featured in a poster presentation at the European Hematology Association (EHA) 2023 Hybrid Congress. The data support REZLIDHIA induced durable remissions in patients with mIDH1 AML in this poor-prognosis patient population who were R/R to venetoclax-based treatment.

In April 2024, we announced a peer-reviewed publication in Leukemia & Lymphoma on data from an analysis of the Phase 2 study evaluating REZLIDHIA in patients with mIDH1 AML who are R/R to prior venetoclax-based regimens. The findings from these analyses suggest that REZLIDHIA alone or in combination with azacitidine demonstrated potential efficacy in patients with AML following failure of venetoclax combination therapy.

In May 2024, we announced the presentation of the five-year results from the registrational Phase 2 trial of REZLIDHIA in R/R mIDH1 AML patients at the 2024 ASCO Annual Meeting and EHA 2024 Hybrid Congress. The data published reinforces REZLIDHIA’s efficacy in heavily pretreated patients with mIDH1 AML, including those R/R to prior venetoclax. The safety profile was consistent with what was previously reported. Further, REZLIDHIA was generally well tolerated in elderly patients with R/R mIDH1 AML and induced durable remissions. Despite the challenges of treating elderly patients who had already failed prior AML treatment, the results suggest that elderly patients can benefit from therapy with REZLIDHIA. REZLIDHIA was also effective in achieving remission in patients with mIDH1 R/R AML and served as a bridging strategy towards potentially curative allogeneic transplantation in a substantial subset of these previously ineligible patients. Additionally, REZLIDHIA was well tolerated in a subset of patients with post-myeloproliferative neoplasms (MPN) mlDH1 AML, a patient population often associated with poor responses to available therapies.

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

GAVRETO in metastatic RET fusion-positive NSCLC and advanced thyroid cancers

RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET alterations, such as fusions or mutations, drive the growth of multiple tumor types. It is estimated that over 230,000 adult patients in the US will be diagnosed with lung cancer in 2024. NSCLC is the most common type of lung cancer in the US accounting for 80-85% of all lung cancer diagnoses. RET activating fusions are key disease drivers in NSCLC. RET fusions are implicated in approximately 1-2% of patients with NSCLC.

We acquired the rights to research, develop, manufacture and commercialize GAVRETO from Blueprint, pursuant to an Asset Purchase Agreement entered in February 2024. GAVRETO is a once daily, small molecule, oral, kinase inhibitor of wild-type RET and oncogenic RET fusions. Currently, GAVRETO is one of only two approved RET inhibitors on the market for patients. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA-approved test. GAVRETO is also approved for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). This indication was approved by the FDA under accelerated approval based on overall response rate and duration of response. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trial. Discussions with the FDA regarding confirmatory requirements are ongoing.

On June 24, 2024, we announced the completion of the transfer to us of the NDA for GAVRETO, and GAVRETO is commercially available from us in the US by prescription beginning June 27, 2024. GAVRETO was co-marketed by Blueprint and Genentech, a member of Roche Group (Roche), to patients in the US since September 2020 pursuant to a collaboration agreement between Blueprint and Roche, which was terminated effective in February 2024.

The patent portfolio covering pralsetinib contains patents and patent applications directed to compositions of matter for pralsetinib, including solid forms, formulations, and methods of use and manufacture. Pralsetinib is covered as a composition of matter in a US issued patent that has an expiration date in November 2036 and subject to potential extensions. Patents that have been issued or are expected to be issued covering pralsetinib will have statutory expiration dates between 2036 and 2041. The FDA granted GAVRETO new chemical entity exclusivity until September 2025 and orphan drug exclusivity until September 2027 with respect to the approval for treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA-approved test. The FDA also granted GAVRETO two orphan drug exclusivities until December 2027 with respect to FDA approval for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate), and for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant medullary thyroid carcinoma who require systemic therapy.

Competitive landscape for GAVRETO

GAVRETO faces competition for RET fusion-positive NSCLC and advanced thyroid cancers from Lilly’s selpercatinib. In addition, other commercially available therapies used to treat RET fusion-positive NSCLC include cabozantanib and platinum-based chemotherapy regimens with or without pembrolizumab, atezolizumab, nivolumab/ipilumumab, cemiplimab or tremelimumab-durvalumab. Pralsetinib may also face competition from other drug candidates in development for RET-altered cancers, as well as multi-kinase inhibitors with RET activity being evaluated in clinical trials.

Commercial activities, including sales and marketing

We began our commercialization and started recognizing revenue from product sales of GAVRETO in June 2024. We believe GAVRETO is highly synergistic with our current product portfolio, and we expect to continue to leverage our existing commercial infrastructure to ensure current and newly prescribed GAVRETO patients have continued access to this important treatment option. We distribute and market GAVRETO for approved indications in RET fusion-positive NSCLC and advanced thyroid cancers.

Clinical Stage Programs

R289, an Oral IRAK 1/4 Inhibitor for Hematology-Oncology, Autoimmune, and Inflammatory Diseases

During the second quarter of 2018, we selected R835, a proprietary molecule from our IRAK 1/4 inhibitor program, for human clinical trials. This investigational candidate is an orally administered, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 receptor (IL-1R) family signaling. TLRs and IL-1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions. R835 prevents cytokine release in response to TLR and IL-1R activation in vitro, and is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release than inhibition of either one individually.

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

We advanced the development of our IRAK 1/4 inhibitor program, following further evaluation of single and multiple ascending doses of R289, a new pro-drug formulation of R835 in healthy subjects. In January 2022, we received clearance from the FDA to initiate a Phase 1b open-label, multicenter trial to evaluate the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. In December 2022, we announced the dosing of the first patient. This Phase 1b trial is expected to enroll approximately 40 patients (up to 30 participants in the dose escalation phase, and up to 10 participants in the dose expansion phase). The primary objective of the trial is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b trial is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. To date, enrollment in the fourth dose level (250 mg twice daily) of the trial is underway. Preliminary data are expected by the end of 2024.

Partnered Clinical Programs

Ocadusertib – Lilly

Lilly is continuing to advance ocadusertib (previously R552) and has initiated the Phase 2a trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis. The Phase 2a enrollment of approximately 100 patients is advancing well, with preliminary analysis of the Phase 2a results anticipated in the first half of 2025. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and amyotrophic lateral sclerosis.

Bemcentinib – BerGenBio

We have an exclusive, worldwide research, development and commercialization agreement with BerGenBio for our investigational AXL receptor tyrosine kinase inhibitor, R428 (now referred to as bemcentinib (BGB324)). In February 2023, BerGenBio announced positive data from the Phase 2 trial of bemcentinib in combination with pembrolizumab in patients with second-line NSCLC. The treatment with bemcentinib in combination with pembrolizumab demonstrated long survival benefit and sustained disease control, particularly in patients with AXL TPS > 5, substantiating the relevance of AXL as a target and bemcentinib’s selective inhibition capabilities in NSCLC. Also in March 2023, BerGenBio announced its first patient dosed in a Phase 1b/2a trial evaluating bemcentinib in first-line NSCLC patients harboring STK11 mutations. In March 2024, BerGenBio announced initiation of the Phase 2a portion of the study following a positive decision by the Data and Safety Monitoring Board following review of the Phase 1b safety data.

Milademetan – Daiichi

DS-3032 is an investigational oral selective inhibitor of the MDM2 protein investigated by Daiichi in three Phase 1 clinical trials for solid and hematological malignancies including AML, acute lymphocytic leukemia, chronic myeloid leukemia in blast phase, lymphoma and MDS. Preliminary safety and efficacy data from a Phase 1 trial of DS-3032 suggests that DS-3032 may be a promising treatment for hematological malignancies including R/R AML and high-risk MDS. In September 2020, worldwide rights to DS-3032 (milademetan) were out-licensed from Daiichi to Rain Oncology Inc., formerly Rain Therapeutics Inc. (Rain). In January 2024, Pathos Al, Inc. (Pathos) completed the acquisition of Rain. Pathos indicated that it has continued interest in further developing milademetan for cancer patients using its propriety PathOS Platform.

Research, Preclinical and Clinical Development Programs

We have retained selected experts in drug discovery and preclinical development to leverage our existing proprietary collection of inhibitors, small-molecule compound libraries and large database of associated phenotypic and biochemical assay results of therapeutic interest. We maintain leading expertise on specific areas of operation such as inhibition of SYK, IRAK 1/4, RIPK1 and mIDH1 kinases to assist clinical development and commercial affairs, as well as to expand and explore additional opportunities for such inhibitors in the clinical space. Our preclinical operations involve collaborations with clinical research organizations, leading investigators from universities and research organizations around the world, and strategic collaborations with other pharmaceutical companies.

We have experts in drug development to design and implement clinical trials and to analyze the data derived from these trials. The clinical development group possesses expertise in project management and regulatory affairs. We work with external clinical research organizations with expertise in managing clinical trials, drug formulation, and the manufacture of clinical trial supplies to support our drug development efforts.

We also have strategic development collaborations with MDACC and CONNECT to conduct evaluation of REZLIDHIA (olutasidenib) in AML, other hematologic cancers and glioma.

Commercialization and Sponsored Research and License Agreements

See “Note 4 – Sponsored Research, License Agreements and Government Contracts” and “Note 5 – In-licensing and Acquisition” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for related discussions.

Results of Operations

Revenues

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2024	2023	Change	2024	2023	Change

	(in thousands)
Product sales, net	$33,450	$23,881	$9,569	$59,453	$47,626	$11,827
Contract revenues from collaborations	3,391	2,005	1,386	6,922	4,330	2,592
Government contracts	—	1,000	(1,000)	—	1,000	(1,000)
Total revenues	$36,841	$26,886	$9,955	$66,375	$52,956	$13,419

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
McKesson Corporation	49%	44%	46%	45%
Cardinal Health, Inc.	21%	28%	22%	26%
Cencora Inc. (formerly ASD Healthcare)	20%	19%	21%	21%

Revenue from product sales is related to our sale of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. Typically, our first quarter net sales are impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

TAVALISSE net product sales for the three and six months ended June 30, 2024 were $26.4 million and $47.5 million, respectively, increased by 24% and 9%, respectively, compared to $21.3 million and $43.6 million net product sales for the three and six months ended June 30, 2023, respectively. The increase was primarily due to increased quantities sold, as well as increased price per bottle. This increase was partially offset by the increase in revenue reserves driven by higher government and private payor rebates. REZLIDHIA net product sales in the three and six months ended June 30, 2024 were $5.2 million and $10.0 million, respectively, increased by 102% and 150% compared to $2.6 million and $4.0 million net product sales for the three and six months ended June 30, 2023, respectively. The increase was primarily due to increased quantities sold primarily driven by increased number of patients under therapy, partially offset by the increase in revenue reserves primarily due to higher government rebates. Following the commercialization of GAVRETO on June 27, 2024, we started recognizing revenue from shipments to our distributors. During the three and six months ended June 30, 2024, we recognized $1.9 million of GAVRETO net product sales.

Contract revenues from collaborations in the three and six months ended June 30, 2024 consisted primarily of revenue from Kissei of $2.2 million and $4.5 million, respectively, related to the delivery of drug supplies, and revenue from Grifols of $1.1 million and $2.2 million, respectively, related to earned royalty. Contract revenues from collaborations in the three and six months ended June 30, 2023 consisted primarily of revenue from Grifols of $2.0 million and $4.3 million, respectively, related to earned royalty and delivery of drug supplies.

Government contract revenue in the three and six months ended June 30, 2023 was related to the income we recognized upon achievement of certain milestones from the award granted to us by the DOD. No government contract revenue was recognized during the three and six months ended June 30, 2024.

We expect that our future revenues to include product sales of our existing commercial products and product sales from new commercial products we may have in the future. Our net product sales may be impacted by the demand from our customers, changes to government and private payor rebate programs, chargeback and discount programs, co-payment assistance programs, and any other rebate and discount programs we may enter in the future. In addition, our future revenues may include payments from our existing and new collaboration partners and government grants. As of June 30, 2024, we had $1.4 million of deferred revenue relating to our collaboration agreement with Kissei which we will recognize as revenue upon satisfaction of our remaining performance obligations.

Cost of Product Sales

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2024	2023	Change	2024	2023	Change

	(in thousands)
Cost of product sales	$2,807	$1,075	$1,732	$4,832	$2,052	$2,780

The cost of product sales includes the cost of inventories sold to specialty distributors and to our collaborative partners. Inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. In particular, we still utilize active pharmaceutical ingredients with zero cost for our TAVALISSE inventories, which we expect to make use of for the next 2 to 3 years. As such, we recognize lower cost of product sales in the periods where we sell inventory quantities acquired or produced prior to the FDA approval of the product. As we acquire or produce more FDA approved inventory quantities in the future, our inventory cost in the balance sheet and cost of product sales will reflect the full cost of acquiring or producing such products. Cost of product sales may also include reserves for potential excess, dated or obsolete inventories, estimated based upon assumptions about future demand and market conditions as well as product shelf lives. We recognize amortization of intangible assets acquired from in-licensing or acquisition of commercialized products as well as royalty expense within cost of sales.

The increase in cost of product sales in the three and six months ended June 30, 2024 compared to the same periods in 2023 was partly due to increased royalty expense and amortization of intangible assets of approximately $0.9 million and $1.5 million, respectively. Further, the increase in cost of product sales was also partly due to increased product sales, and increased delivery of drug supplies pursuant to our supply agreements with our collaborative partners.

Research and Development Expense

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2024	2023	Change	2024	2023	Change

	(in thousands)
Research and development expense	$5,540	$4,772	$768	$11,566	$14,861	$(3,295)
Stock-based compensation expense included in research and development expense	$305	$376	$(71)	$955	$1,399	$(444)

The increase in research and development expense in the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to increased various research and development expenses of $1.6 million due to progress of trial activities of R289, our IRAK 1/4 inhibitor program and other clinical activities. The increase was partly offset by decreased clinical trial costs of $0.8 million due to reduced trial activities of our completed Phase 3 clinical trials of fostamatinib in patients with COVID-19 and wAIHA.

The decrease in research and development expense in six months ended June 30, 2024 compared to the same period in 2023 was partly due to decreased clinical trial activities of $1.8 million due to reduced trial activities of our completed Phase 3 clinical trials of fostamatinib in patients with COVID-19 and wAIHA, as well as $1.2 million decreased clinical trial related expenses due to progress of trial activities of R289, our IRAK 1/4 inhibitor program. Other research and development expense including allocated facilities and laboratory costs also decreased by $0.3 million.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs. We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including R289, our IRAK 1/4 inhibitor program; our collaborative partnerships with MDACC and CONNECT to evaluate REZLIDIHIA (olutasidenib) in AML, other hematologic cancers and glioma; and any other clinical programs we may pursue in the future.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		From January 1, 2007*
	2024	2023	2024	2023	to June 30, 2024
Categories:
Research	$406	$454	$861	957	$269,917
Development	4,664	3,823	9,467	11,763	571,942
Other	470	495	1,238	2,141	278,488
	$5,540	$4,772	$11,566	$14,861	$1,120,347

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses in the three months ended June 30, 2024 and 2023 consisted of allocated facilities costs of $0.2 million and $0.1 million, respectively, and allocated stock-based compensation expense of $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2024 and 2023, allocated facilities costs was $0.3 million and $0.8 million, respectively, and allocated stock-based compensation expense was $1.0 million and $1.4 million, respectively. The major portion of our total research and development expense in the three and six months ended June 30, 2024 and 2023 was associated with R289, our IRAK 1/4 inhibitor program.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2024	2023	Change	2024	2023	Change

	(in thousands)
Selling, general and administrative expense	$28,047	$26,306	$1,741	$56,496	$54,035	$2,461
Stock-based compensation expense included in selling, general and administrative expense	$2,223	$1,796	$427	$6,707	$3,531	$3,176

The increase in selling, general and administrative expense in the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to the increase in personnel-related costs of $1.1 million, increase in stock-based compensation expense of $0.4 million, and increase in other various sales, general and administrative costs of $0.2 million.

The increase in selling, general and administrative expense in the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the increase of $3.2 million in stock-based compensation expense primarily from our performance-based stock awards, and increase in personnel-related costs of $1.3 million. This was partially offset by the decrease of $2.0 million in other various sales, general and administrative costs primarily due to lower facilities cost.

We expect to incur significant selling, general and administrative expenses, as we expect our commercial related expenses to increase as we continue to expand our commercial activities for TAVALISSE, REZLIDHIA, and our recently commercialized product, GAVRETO. We continue to deploy resources to enable our field-based employees to engage with healthcare providers. These engagements have enabled our field team to cover existing prescribers, as well as develop relationships with new prescribers to identify appropriate patients for our products.

Interest Income and Interest Expense

	Three Months Ended June 30,		Aggregate	June 30,		Aggregate
	2024	2023	Change	2024	2023	Change

	(in thousands)
Interest income	$552	$529	$23	$1,145	$922	$223
Interest expense	$(2,029)	$(1,862)	$(167)	$(3,903)	$(3,066)	$(837)

Interest income is related to our interest-bearing cash and investment balances. The increase interest income in the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily driven by higher interest rates.

Interest expense comprised primarily of interest on the outstanding term loan with MidCap. Increased interest expense in the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to higher interest on our term loan with Midcap. Also contributing to higher interest expense for the six months ended June 30, 2024 compared to the same period in 2023 was the higher outstanding principal balance of the term loan throughout the respective periods as the Tranche 5 ($20.0 million) term loan was funded in March 2023.

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

Liquidity and Capital Resources

Liquidity

As of June 30, 2024 and December 31, 2023, we had approximately $49.1 million and $56.9 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,711)	$1,856
Investing activities	11,242	3,747
Financing activities	(3,264)	18,750
Net increase in cash and cash equivalents	$3,267	$24,353

Net cash used in operating activities for the six months ended June 30, 2024 was primarily due to payments of our operating expenses, partially offset by proceeds received from sales of our existing commercial products, and cash received from our collaboration partners. Net cash provided by operating activities for the six months ended June 30, 2023 was primarily due the proceeds from sales of our products, cash received from our collaboration partners including the $20.0 million regulatory milestone payment from Kissei received in January 2023, as well as cash received from government grants, partially offset by the payments of our operating expenses.

Net cash provided by investing activities for the six months ended June 30, 2024 comprised net maturities of short-term investments of $11.6 million, partially offset by payments for acquisition of intangible assets of $0.4 million. Net cash provided by investing activities for the six months ended June 30, 2023 comprised net maturities of short-term investments of $18.6 million and proceeds from sale of property and equipment of $0.1 million, partially offset by the payment of milestone obligations to Forma recorded as intangible assets of $15.0 million.

Net cash used in financing activities for the six months ended June 30, 2024 comprised cost share payments to a collaboration partner of $3.6 million, partially offset by the net proceeds from issuance of common stock upon exercise of stock options and participation in the Purchase Plan of $0.3 million. Net cash provided by financing activities for the six months ended June 30, 2023 was primarily due to the net cash proceeds from term loan financing of $20.0 million (Tranche 5) and proceeds from exercise of stock options and participation in the Purchase Plan of $0.6 million, partially offset by our cost share payments to collaboration partner of $1.8 million.

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

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of June 30, 2024, total future contingent payments to us under our existing agreements could exceed $1.3 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 – Sponsored Research, License Agreements and Government Contracts” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, entered on August 4, 2020, and amended and restated on August 2, 2024. Pursuant to such Open Market Sale Agreement, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have a shelf registration statement (the Prior Registration Statement) filed with the SEC that includes a base prospectus registering the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of June 30, 2024, we have not sold any shares of common stock under such Open Market Sale Agreement. The Prior Registration Statement was set to expire on August 3, 2024. On August 2, 2024, we filed a new shelf registration statement (the New Registration Statement) with the SEC to replace the Prior Registration Statement. The New Registration Statement includes a base prospectus to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. Under Rule 415(a)(5) under the Securities Act, we may offer and sell any unsold securities under the Prior Registration Statement until the SEC declares the New Registration Statement effective. Once the New Registration Statement is declared effective, all offerings under the Prior Registration Statement will be terminated.

We have a Credit Agreement with MidCap that provides for $60.0 million term loan credit facility, which was fully funded as of June 30, 2024.

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

We have agreements with certain clinical research organizations to conduct our clinical trials including our strategic development collaborations with MDACC and CONNECT, as well as with third parties relative to our commercialization of our products. The timing of payments for any amounts owed under the respective agreements will depend on various factors including, but not limited to, patient enrollment and other progress of the clinical trials, and various activities related to commercialization. We expect that we will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes as well as our commercialization of our products. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties.

As discussed in detail in “Note 4 – Sponsored Research, License Agreements and Government Contracts” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to the amended Lilly Agreement, and us providing the first opt-out notice to Lilly on September 29, 2023, we were responsible for funding the development costs for ocadusertib (previously R552) in the US, Europe, and Japan, through April 1, 2024, capped at a specified amount. Lilly billed us $21.4 million of the funding development costs incurred through April 1, 2024 and the amount was fully paid as of June 30, 2024. Although currently we are no longer obligated to pay Lilly for our share in the ocadusertib development cost incurred subsequent to April 1, 2024, under the Lilly Agreement, we have the right to opt-in to co-funding the ocadusertib development, upon us providing notice to Lilly within 30 days of certain events, as specified in the Lilly Agreement. If we decide to exercise our opt-in right, we will be required to continue to share in global development costs, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement.

As discussed in detail in “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to an Asset Purchase Agreement with Blueprint entered in February 2024, we agreed to pay Blueprint a purchase price of $15.0 million, of which, $10.0 million was paid in July 2024 following our first commercial sale of GAVRETO at end of June 2024, and an additional $5.0 million is payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments and up to $5.0 million in future regulatory milestone payments, in addition to tiered royalties ranging from 10% to 30%.

Additionally, as discussed in detail in “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our license and transition services agreement, Forma is entitled to potential development and regulatory milestone payments of up to $67.5 million, commercial milestone payments of up to $165.5 million, and tiered royalty payments. In 2022, certain milestones were met which entitled Forma to receive $17.5 million milestone payments, of which, $2.5 million was paid in the fourth quarter of 2022 and $15.0 million was paid in the first quarter of 2023. No new milestone was met in 2023 and during the six months ended June 30, 2024.

As of June 30, 2024, we have a contractual commitment related to our leased facilities of $0.7 million and the amount is payable within 12 months. See “Note 11 – Leases” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussions of our leases.

As discussed above, we have a contractual commitment with respect to our credit facility with MidCap, and as of June 30, 2024, the outstanding principal amount of the loan was $60.0 million. As discussed in detail in “Note 10 – Debt” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, the term loans mature on September 1, 2027, and the interest-only period is through October 1, 2025. The term loans bear interest equal to the sum of one-month SOFR plus an adjustment of 0.11448%, subject to a 4.00% applicable floor, plus applicable margin of 6.50%. A final payment fee of 4.25% of principal is due at maturity date. As of June 30, 2024, no principal payments are due within 12 months. As of June 30, 2024, future interest calculated using the base interest rate as per the amended Credit Agreement, and the final fee payments associated with the credit facility amounted to $17.6 million, of which, approximately $6.6 million is payable within 12 months.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our investments and borrowings. There were no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2024 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Risk Factor Summary

●	Our prospects are highly dependent on our existing commercial products, TAVALISSE (fostamatinib disodium hexahydrate), REZLIDHIA (olutasidenib), and GAVRETO (pralsetinib). To the extent that the commercial success of our products in the US and respective territories outside of the US is diminished or halted, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.
●	We may not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and/or approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates. If the results of our clinical trials do not meet the primary efficacy endpoints, or if the top-line data from the results of our clinical trials may not ultimately meet the requirements for an NDA approval by the FDA and other regulatory authorities, the commercial prospects of our business may be harmed, and our ability to generate product revenues may be delayed or eliminated.
●	Our strategy to expand our hematology and oncology pipeline on our own, or through acquisitions or in-licensing of early or late-stage products or companies, or through partnerships with pharmaceutical and biotechnology companies, as well as academic institutions and government organizations, may not be successful.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize our products or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, unfavorable health technology assessments (HTA), third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
●	If we are unable to successfully market and distribute our products and retain experienced commercial personnel, our business will be substantially harmed.

●	We are subject to stringent and evolving healthcare regulatory, privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, audits, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.
●	If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.
●	Unforeseen safety issues could emerge with our products that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
●	We rely and may continue to rely on third-party distribution facilities for the sale of our products and potential sale of any of our product candidates. If any or all of them become subject to adverse findings from inspections or face other difficulties to operate, then the distribution of our products may be interrupted or otherwise adversely affected.
●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution, if any, of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.
●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA, MHRA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow may be diminished, and the capital necessary to fund our operations will be increased. Additionally, approval of a drug under the accelerated drug approval program may be withdrawn or the labeled indication of the drug changed if trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug.
●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on securing intellectual property rights and data exclusivity and other regulatory rights (such as orphan exclusivity, pediatric extensions and supplementary protection certificate) held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities, partnering and commercialization activities.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

Apart from our discovery efforts, we continue to seek to broaden and diversify our product portfolio through acquisition or in-licensing of a product. This strategy is dependent on our ability to successfully identify and acquire or in-license relevant product candidates. In July 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, a proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutations as detected by an FDA-approved test. REZLIDHIA is our second commercial product and we believe is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. Further, in February 2024, we entered into an Asset Purchase Agreement with Blueprint to purchase certain assets comprising the right to research, develop, manufacture and commercialize GAVRETO, Blueprint’s proprietary RET inhibitor of tyrosine kinase for the treatment of metastatic RET fusion-positive NSCLC and advanced thyroid cancer, in the US. Simultaneously and in connection with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements with Blueprint, including a customary transition agreement, pursuant to which, during a transition period, Blueprint will transition regulatory and distribution responsibility for pralsetinib to us. On June 24, 2024, we announced the completion of the transfer of GAVRETO NDA to us, and GAVRETO became commercially available from us in the US by prescription beginning on June 27, 2024. The in-licensing and acquisition of a product is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies. The process of proposing, negotiating and implementing a license or acquisition of a product candidate is lengthy and complex, and we may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms. Further, even if we identify acquisition or in-licensing targets, we may not be able to complete the transactions or we may determine after due diligence investigation not to pursue identified targets. Even if we succeed in our efforts to obtain rights to suitable product candidates, the success of our investments in these areas, our investment strategy will remain subject to the inherent risks associated with the development and commercialization of the product, and with the competitive business environment in which we operate.

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

Because of the uncertainty of whether the accumulated preclinical evidence (PK, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. For example, we conducted a Phase 3 pivotal trial of fostamatinib in patients with wAIHA initiated in March 2019 and completed in April 2022. In June 2022, we announced top-line efficacy and safety data results of the trial, and the results did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on the result of the trial and the guidance from the FDA, we did not file an sNDA for this indication. Further, we may experience errors in the analysis of our clinical trial results. For example, we conducted our Phase 3 clinical trial to evaluate safety and efficacy of fostamatinib in hospitalized COVID-19 patients launched in November 2020 and completed enrollment in July 2022. We previously announced in November 2022 the top-line results did not meet statistical significance in the primary efficacy endpoint. Upon further analysis, we discovered an error by the biostatistical CRO in the application of a statistical stratification factor. After correcting for this statistical error, the primary endpoint of the study was met. However, given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, DOD and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an EUA or sNDA.

Foreign regulatory requirements governing clinical trials may diverge and impose additional regulatory burdens, which may result in delays. For instance, the new EU Clinical Trials Regulation (EU) No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database for application for authorizations, called the Clinical Trials Information System (CTIS). All ongoing clinical trials in the EU will be subject to the provisions of the CTR as of January 31, 2025. In addition, on June 18, 2024, new CTIS transparency rules came into effect, requiring scheduled publication of certain key clinical trial information

If the results of our clinical trials fail to meet the primary efficacy endpoints, or otherwise do not ultimately meet the requirements for an NDA approval by the FDA, the commercial prospects of our business may be harmed, our ability to generate product revenues may be delayed or eliminated or we may be forced to undertake other strategic alternatives that are in our shareholders’ best interests, including cost reduction measures. If we are unable to obtain adequate financing or engage in a strategic transaction on commercially reasonable terms or at all, we may be required to implement further cost reduction strategies which could significantly impact activities related to our commercial efforts and/or research and development of our future product candidates, and could significantly harm our business, financial condition and results of operations. In addition, these cost reduction strategies could cause us to further curtail our operations or take other actions that would adversely impact our shareholders.

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

In the US, these obligations include various federal, state, and local statutes, rules, and regulations relating to privacy and data security. The Federal Trade Commission (FTC) has authority under Section 5 of the FTC Act to regulate unfair or deceptive or practices, and has used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The FTC has recently brought several cases alleging violations of Section 5 of the FTC Act with respect to health information, and has proposed rulemaking on privacy and data security, including with respect to the Health Breach Notification Rule. Additionally, the FTC published an advance notice of proposed rulemaking in 2022 on commercial surveillance and data security, and may propose regulation concerning the ways in which companies collect, aggregate, protect, use, analyze, and retain consumer data, as well as transfer, share, sell, or otherwise monetize that data in the coming years. Additionally, the US federal government has also enacted statutes to address privacy and information security issues impacting particular industries or activities, including the following laws and regulations: the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act (HIPPA), the Health Information Technology for Economic and Clinical Health Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and other laws and regulations.

In addition, state legislatures have enacted statutes to address privacy and information security issues, including the California Consumer Privacy Act of 2018 (the CCPA). For example, the CCPA, as amended by the California Privacy Rights Act (CPRA) in 2020, establishes a privacy framework applicable to for-profit entities that are doing business in California, including an expansive definition of personal information and data privacy rights for California residents, and authorizes potentially severe statutory damages and creates a private right of action for certain data security breaches. The CCPA also requires businesses subject to the law to provide disclosures to California residents and to provide them with rights with respect to their personal information, including the right to opt out of the sale of such information. Moreover, the CPRA, among other things, impose new requirements relating to data minimization and correction, and gives California residents additional rights over their personal information, including the right to opt-out of the use of their personal information in online behavioral advertising and to opt-out of certain types of consumer profiling. The CPRA also provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Although there are limited exemptions for clinical trial and other research-related data under the CCPA, the CCPA and other similar laws could impact our business depending on how it will be interpreted by the new California Privacy Protection Agency. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Multiple other states have followed California and enacted comprehensive privacy laws. Additionally, multiple states have enacted or are considering similar legislation which will go into effect in the coming years, and Congress continues to consider federal privacy legislation. While these proposals and new laws generally include exemptions for HIPAA-covered and clinical trial data, they add layers of complexity to compliance in the US market, and could increase our compliance costs and adversely affect our business. Moreover, compliance with state laws related to health privacy may cause additional compliance costs such as the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. Many states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information.

Laws and regulations relating to privacy, data protection, consumer protection and information security are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. New laws and regulations add additional complexity, requirements, restrictions and potential legal risk. Accordingly, compliance programs may require additional investment in resources, and could impact availability of previously useful data.

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

The GDPR imposes fines for serious breaches of up to the higher of 4% of the organization’s annual worldwide turnover or €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR). The GDPR identifies a list of points to consider when determining the level of fines for data supervisory authorities to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR which has affected them, for financial or non-financial losses (e.g., distress).

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

In addition to data privacy requirements, cybersecurity requirements are laid down in various laws in the EU and the UK, the key ones being: (i) the GDPR (as discussed in detail above), which requires controllers and processors to implement appropriate technical and organizational measures to safeguard personal data to a level of security appropriate to the data protection risk; and (ii) the UK Network and Information Systems Regulation 2018 (NIS Regulations), and the EU Network and Information Systems Security 1 Directive (NISD1) as implemented into EU Member State law (and as updated by the EU Network and Information Systems Security 2 Directive (NISD2)).

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

In the EU, a number of new laws related to digital data and AI have also recently entered into force, are expected to enter into force in the foreseeable future, or have been proposed and are being considered. We are still assessing the scope of application, impact, and risk of these recent EU laws on our business, and will continue to assess this moving forward, including for example: (i) the EU’s Data Act– came into force as of December 13, 2023 which seeks to, among other things regulate the use of, and access to, data generated through connected (or Internet-of-Things) devices and introduces a new means for public sector bodies to access, use and re-use private sector data; and (ii) the proposed European Health Data Space Regulation (EHDS) – expected to be agreed by end of 2024 – which seeks to , among other things, provide individuals with more control over their electronic health data (EHD), enable cross-border sharing of EHD between national EU healthcare systems and facilitate the sharing of EHD for secondary research purposes.

The EU has also developed a standalone law to govern the offering and use of AI systems in the EU (the AI Act) which was published in the Official Journal of the European Union on July 12, 2024. The AI Act imposes regulatory requirements onto AI system providers, importers, distributors, and users of AI systems, in accordance with the level of risk involved with the AI system (“unacceptable”, “high”, “limited”, and “minimal” risk). Unacceptable-risk AI systems are banned from being offered and used in the EU, and high-risk AI systems (which include AI used as part of medical devices in certain instances) are subject to a set of regulatory requirements under the AI Act including to establish quality and post-marketing monitoring and risk assessment systems, requirements related to the training of AI systems and training data, and requirements related to human oversight. Limited-risk AI systems are subject mainly to transparency requirements only and minimal-risk AI systems are not subject to obligations under the AI Act. In the most recent iteration of the AI Act’s text, general-purpose AI systems have also been made subject to a number of requirements – mostly akin to the requirements that apply to high-risk AI systems under the AI Act.

Currently, the AI Act is expected to enter into application (i.e., be enforceable) in a gradual manner – depending on the regulatory requirement in question, and ranging anywhere from 6 to 36 months following adoption and entry into force of the AI Act (i.e., from 20 days after July 12, 2024). Non-compliance with the AI Act may be subject to regulatory fines of up to 7% of annual worldwide turnover. In parallel, the EU has proposed revisions to the EU Product Liability Directive and has introduced a new EU AI Liability Directive to facilitate claims for damages brought by EU users of AI systems.

The UK had adopted a “soft law” approach to AI regulation meaning that until now it has not adopted formal legislation to regulate AI but has adopted soft law guidelines in the form of a White Paper. However, following the UK General Election in July 2024, the new UK Government has announced it intends to introduce an AI Bill to the UK Parliament.

Further, many jurisdictions impose mandatory clinical trial information obligations on sponsors. In the EU, such obligations arise under the Transparency Regulation No 1049/ 2001, EMA Policy 0043, EMA Policy 0070 and the Clinical Trials Regulation No 536/2014 (which the UK has not implemented, as the law entered into force following the UK’s exist from the EU), all of which impose on sponsors the obligation to make publicly available certain information stemming from clinical studies. In the EU, the transparency framework provides EU-based parties the right to submit an access to documents request to the EMA for information included in the MAA dossier for approved medicinal products. Only very limited information is exempted from disclosure, i.e., commercially confidential information (which is construed increasingly narrowly) and protected personal data. It is possible for competitors to access and use this data in their own research and development programs anywhere in the world, once this data is in the public domain.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the US, we could be subject to additional rebate or discount requirements, fines, sanctions and exposure under other laws which could have an adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, the 340B Drug Pricing Program, as administered by the Health Resources and Services Administration, and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors and/or required covered entities in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

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

Finally, we may be affected by developments relating to the 340B Drug Pricing Program (340B Program). Recently, multiple manufacturers have implemented policies to reduce diversion and inappropriate claims for discounts and rebates by in-house and contract pharmacies affiliated with 340B-eligible entities. The DHHS has sent several of these manufacturers’ letters claiming that the policies violate the 340B statute and referring the manufacturers for potential enforcement action. Manufacturers have challenged these letters in federal court, and the US Court of Appeals for the Third Circuit and the District of Columbia Circuit have ruled in favor of several manufacturers. Multiple states have recently enacted laws that require manufacturers to ship 340B drugs to certain contract pharmacies and impose penalties on manufacturers that do not comply. These laws have been challenged in federal court and many of the cases are pending. In March 2024, the US Court of Appeals for the Eight Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. DHHS also issued a final rule on procedures for the 340B program’s administrative dispute resolution process in April 2024. It is unclear how the other pending litigation, recent and proposed legislation, or future administrative action relating to the 340B program will impact our business.

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

We will continue to need additional capital and the amount of future capital needed will depend largely on the success of our commercialization of our products, and the success of our internally developed programs as they proceed in later and more expensive clinical trials, including any additional clinical trials that we may decide to conduct with respect to our products. While we intend to opportunistically seek access to additional funds through public or private equity offerings or debt financings, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the US and worldwide resulting from a global pandemic and the global tensions arising from the Russia-Ukraine war and the Hamas-Israel war. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from the exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our credit facility with MidCap includes certain covenants that may restrict our business, and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

We have indebtedness in the form of a term loan pursuant to the Credit Agreement with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.

We entered into a Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, July 27, 2022, and April 11, 2024. The Credit Agreement provides for a $60.0 million term loan credit facility. As of June 30, 2024, the outstanding principal balance of the loan was $60.0 million, and no remaining funds were available under the term loan credit facility. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 10 – Debt” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

For the six months ended June 30, 2024, we recognized loss from operations of $6.5 million primarily due to higher operating and non-operating expenses, partly offset by our net product sales and collaboration revenues. We have historically incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts, and the costs of our ongoing commercial efforts for our products. We expect to continue to incur losses from operations, at least in the next 12 months, and there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues are our sales of our products, upfront payments, research and development contingent payments and royalty payments pursuant to our collaboration arrangements, which may never materialize if our collaborators do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of June 30, 2024, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our ability to use net operating losses (NOLs) and certain other tax attributes is uncertain and may be limited.*

Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. Federal NOLs generated prior to 2018 will continue to be governed by the NOL carryforward rules as they existed prior to the adoption of the Tax Cuts and Jobs Act (Tax Act), which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. Under Assembly Bill 85, our California NOL carryforwards are suspended for tax years 2020, 2021, and 2022, but the period to use these carryovers was extended. In June 2024, California Senate Bill 167 was signed into law which suspends NOL deductions for tax years beginning on or after January 1, 2024 and before January 1, 2027 for taxpayers with net business income or modified adjusted gross income of at least $1.0 million for the tax year. The legislation also limits the aggregate use of otherwise allowable business credits to $5.0 million for each tax year beginning on or after January 1, 2024 but before January 1, 2027 (except for certain credits not subject to the limitation). Further, the Tax Act requires the taxpayers to capitalize Research and Experimental (R&E) expenditures under Section 174 of the Internal Revenue Code, as amended (Code), effective for taxable years beginning after December 31, 2021, which will reduce our NOLs beginning in 2022. R&E expenditures attributable to US-based research must be amortized over a period of 5 years and R&E expenditures attributable to research conducted outside of the US must be amortized over a period of 15 years.

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

We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.*

We completed a reverse stock split of our common stock by a ratio of 1-for-10 effective June 27, 2024. The primary objective of the reverse stock split was to attempt to raise the per share trading price of our common stock. We believe that a low per share market price of our common stock impairs our marketability to, and acceptance by, institutional investors and other members of the investing public and creates a negative impression of us. Among other benefits, the effectuation of the reverse stock split seeks to help us maintain compliance with the minimum bid continued listing requirement of $1.00 per share required to maintain continued listing on The Nasdaq Global Select Market (the Bid Price Requirement). Prior to us effecting a reverse stock split, the closing bid price of our common stock at certain periods fell below $1.00 per share for 30 consecutive trading days. We received deficiency letters from the Listing Qualifications Department of Nasdaq on November 22, 2022 and November 27, 2023, notifying us that, for 30 consecutive business days, the bid price for our common stock had closed below the Bid Price Requirement. We received notification from the Listing Department of Nasdaq on January 5, 2023 and December 12, 2023 that we had regained our compliance with the Bid Price Requirement because the closing price of our common stock closed at $1.00 or more for over 10 consecutive days. Although we regained compliance with the Nasdaq Bid Price Requirement, in the future, Nasdaq may initiate a delisting process with a notification letter if we were to again fall out of compliance. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the Bid Price Requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. Additionally, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

Reducing the number of outstanding shares of our common stock through the reverse stock split increased the per share trading price of our common stock. However, there is no assurance that:

●	the market price per share of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares outstanding before the reverse stock split;
●	the reverse stock split will result in a per-share price that would attract brokers and investors who do not trade in lower-priced stocks;
●	the reverse stock split will result in a per-share price that will increase our ability to attract and retain employees and other service providers; or
●	the reverse stock split will promote greater liquidity for our stockholders with respect to their shares.

In addition, the reverse stock split reduced the number of outstanding shares of our common stock without reducing the authorized number of shares of our common stock. Therefore, the number of shares of our common stock that are authorized and unissued has increased relative to the number of issued and outstanding shares of our common stock following the reverse stock split. Our Board of Directors may authorize the issuance of the remaining authorized and unissued shares without further stockholder action for a variety of purposes, except as such stockholder approval may be required in particular cases by our Amended and Restated Certificate of Incorporation, applicable law or the rules of any stock exchange on which our securities may then be listed. The issuance of additional shares would be dilutive to our existing stockholders and may cause a decline in the trading price of our common stock. The issuance of authorized but unissued shares of common stock could be used to deter a potential takeover of us that may otherwise be beneficial to stockholders by diluting the shares held by a potential suitor or issuing shares to a stockholder that will vote in accordance with the our Board of Director’s desires. A takeover may be beneficial to independent stockholders because, among other reasons, a potential suitor may offer such stockholders a premium for their shares of stock compared to the then-existing market price. We do not have any plans or proposals to adopt provisions or enter into agreements that may have material anti-takeover consequences.

The market price of our common stock is based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. As the cyber-threat landscape evolves, these threats are likely growing in frequency, sophistication and intensity and are increasingly difficult to detect. The costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing. Cyber threats may be generic, or they may be targeted against our information systems. Our network and storage applications and those of our contract manufacturing organizations, collaborators, contractors, CROs or vendors may be subject to unauthorized access or processing by hackers or breached due to operator or other human error, theft, malfeasance or other system disruptions. We may be unable to anticipate or immediately detect information security incidents and the damage caused by such incidents. These data breaches and any unauthorized access, processing or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Such attacks, such as in the case of a ransomware attack, also may interfere with our ability to continue to operate and may result in delays and shortcomings due to an attack that may encrypt our or our service providers’ or partners’ systems unusable. Additionally, because our services involve the processing of personal information and other sensitive information about individuals, we are subject to various laws, regulations, industry standards, and contractual requirements related to such processing. Any event that leads to unauthorized access, processing or disclosure of personal information, including personal information regarding our clinical trial participants or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws, regulations or contracts that protect the privacy and security of personal information, which could disrupt our business, damage our reputation with our stakeholders, result in increased costs or loss of revenue, lead to negative publicity or result in significant financial exposure. The CCPA, in particular, includes a private right of action for California consumers whose personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures, and hence may result in civil litigation in the event of a security breach impacting such information. In addition, legislators and regulators in the US have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in response to increasing broad-based cyberattacks, including the CCPA and New York SHIELD Act. Notably, on July 26, 2023, the SEC adopted a final rule on cybersecurity risk management, strategy, governance and incident disclosure (SEC Cyber Rule). The SEC Cyber Rule requires public companies to make current disclosures about material cybersecurity incidents as well as annual disclosures of material information about their cybersecurity risk management, strategy and governance. The SEC Cyber Rule became effective on September 5, 2023. New data security laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data.

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

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. We have an Open Market Sale Agreement with Jefferies entered on August 4, 2020, and amended and restated on August 2, 2024. Pursuant to which, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have a shelf registration statement (the Prior Registration Statement) filed with the SEC that includes a base prospectus registering the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of June 30, 2024, we have not sold any shares of common stock under such Open Market Sale Agreement. The Prior Registration Statement was set to expire on August 3, 2024. On August 2, 2024, we filed a new shelf registration statement (the New Registration Statement) with the SEC to replace the Prior Registration Statement. The New Registration Statement includes a base prospectus to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. Under Rule 415(a)(5) under the Securities Act, we may offer and sell any unsold securities under the Prior Registration Statement until the SEC declares the New Registration Statement effective. Once the New Registration Statement is declared effective, all offerings under the Prior Registration Statement will be terminated.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.*

On June 28, 2024, the US Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

Risks Related to Clinical Development and Regulatory Approval

Enacted or future legislation, and/or potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and/or commercialize our products or our product candidates, once approved, and affect the prices we may set or obtain.*

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the US and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell our products, or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Affordable Care Act was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the US pharmaceutical industry. On June 17, 2021, the US Supreme Court dismissed the legal challenge to the Affordable Care Act brought by several states (which argued that, without the individual mandate, the entire Affordable Care Act was unconstitutional) without specifically ruling on the constitutionality of the law. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which, among other changes, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, effective January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the Affordable Care Act for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act (IRA) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. Additionally, beginning in April 2013, the Budget Control Act of 2011 created an automatic reduction of Medicare payments to providers of up to 2%. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 through June 30, 2022. The 2% reduction was then reinstated and has been in effect since July 1, 2022, and will remain in effect through the first eight months in which the fiscal year 2032 sequestration order is in effect, unless additional Congressional action is taken. Moreover, on June 16, 2022, the Federal Trade Commission issued a policy statement stating its intent to increase enforcement scrutiny of “exclusionary rebates”

to PBMs and other intermediaries that “foreclose competition.” On August 16, 2022, President Biden signed into law the IRA, which, among other reforms, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation with CMS; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025, impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS continues to take steps to implement the IRA. For example, on June 30, 2023, CMS issued guidance detailing the requirements and parameters of the first round of price negotiations for products subject to the “maximum fair price” provision. On August 29, 2023, CMS released the initial list of ten drugs covered under Medicare Part D subject to price negotiations. This negotiation process will occur during 2023 and 2024 and result in maximum prices that will be effective beginning in 2026. None of our products were listed among the first ten products slated for the program as announced on August 29, 2023. On March 26, 2024, CMS released a list of 41 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of April 1, 2024 to June 30, 2024. Most recently, on June 26, 2024, CMS released a list of 64 Medicare Part B products that will have an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of July 1, 2024 to September 30, 2024. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the DHHS, the Secretary of the DHHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions

The Biden administration has also taken executive action to address drug pricing and other healthcare policy changes. For example, on September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation that included several methods through which the Biden Administration would support the advancement of biotechnology and biomanufacturing in healthcare. On October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans which instructed the Secretary of the DHHS to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. On February 14, 2023, the DHHS issued a report in response to the October 14, 2022, Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum out-of-pocket costs for certain common generic drugs at $2 per month per drug; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. Additionally, consistent with President Biden’s previous announcements in connection with the Cancer Moonshot initiative, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare.

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

Regulatory approval for any approved product is limited by the FDA, the EC and other regulators to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may incur significant liability if it is determined that we are promoting the “off-label” use of our products or any of our future product candidates if approved.*

Any regulatory approval is limited to those specific diseases, indications and patient populations for which a product is deemed to be safe and effective by the FDA, the EC and other regulators. For example, the FDA-approved label for TAVALISSE is only approved for use in adults with ITP who have had an insufficient response to other treatments and for REZLIDHIA is only approved for use in adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. Further, GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive NSCLC and has a conditional approval for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, or if we are not able to maintain a conditional approval or transition a conditional approval to full approval, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

Public perception of the risk-benefit balance for our product candidates may be affected by adverse events in clinical trials involving our product candidate or other treatments.*

Negative perception of the efficacy, safety, or tolerability of any investigational medicines that we develop, or of other products similar to products we are developing, could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.

Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop. If and when they are used in clinical trials, our developmental candidates and investigational medicines could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions, other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by US, state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of any approved products or demand for any products we may develop.

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

We have orphan drug designations from the FDA but we may not be able to obtain additional orphan drug designations in the future, or maintain the orphan drug designations or exclusivity for the approved drugs for the treatment of respective indications, or we may be unable to maintain the benefits associated with orphan drug designations, including the potential for market exclusivity.

We have an orphan drug designation in the US for fostamatinib for the treatment of ITP and wAIHA, and for olutasidenib for the treatment of AML. Also, pralsetinib has an orphan drug designation in the US for the treatment of adult patients with metastatic RET fusion-positive NSCLC, for the treatment of advanced or metastatic RET fusion-positive thyroid cancer, and for the treatment of advanced or metastatic RET-mutant medullary thyroid carcinoma. We may seek orphan drug designation for other product candidates in the future. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the US, or a patient population greater than 200,000 in the US where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the US. In the US, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. At this time, we do not have nor will we seek to apply for orphan drug designation in the EU or the UK in the foreseeable future.

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

Even if we, or any of our collaborative partners, are able to continue to commercialize our products or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.*

The commercial success of any product for which we have obtained regulatory approval, or for which we may obtain regulatory approval in the future will depend substantially on the extent to which the costs of our product or product candidates are or will be paid by third-party payors, including government health care programs and private health insurers. There is a significant trend in the health care industry by public and private payors to contain or reduce their costs, including by taking the following steps, among others: decreasing the portion of costs payors will cover, ceasing to provide full payment for certain products depending on outcomes, and/or not covering certain products at all. If payors implement any of the foregoing with respect to our products, it would have an adverse impact on our revenue and results of operations. If coverage is not available, or reimbursement is limited, we, or any of our collaborative partners, may not be able to successfully commercialize our products or any of our product candidates in some jurisdictions. Even if coverage is provided, the approved reimbursement amount may not be at a rate that covers our costs, including research, development, manufacture, sale and distribution. In the US, no uniform policy of coverage and reimbursement for products exists among third-party payors; therefore, coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific, clinical or other support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

On January 1, 2025, the new HTA Regulation, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation) will start applying to certain products, and will impose a new procedure for the assessment of the pricing and reimbursement of medicinal products. The HTA Regulation intends to foster cooperation among EU member states in assessing health technologies and provide a procedure for joint clinical assessments of medicinal products at a centralized level.

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

Alterations to clinical trial requirements, including due to judicial challenges, may affect recruitment and retention of patients and may hinder or delay a clinical trial. Further, changes to data requirements may cause FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies. Changes to trial requirements or trial data may increase costs and delay product development.

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

There is a growing emphasis from select investors, regulators, and other stakeholders on corporate responsibility, particularly regarding ESG factors. Some investors and advocacy groups utilize these factors to shape investment strategies, potentially opting out of investing in our company if they perceive our corporate responsibility policies as insufficient. Third-party providers offering corporate responsibility ratings and reports have surged to meet rising investor demand, with numerous organizations evaluating companies on ESG matters, and these evaluations receive widespread attention. A low ESG or sustainability rating from such providers could lead certain investors to overlook our common stock in favor of competitors. Institutional investors, in particular, use these ratings to compare companies, and any perceived lag in our ESG efforts might prompt voting decisions or other actions to hold our board accountable. Furthermore, evolving assessment criteria for corporate responsibility practices may raise expectations, compelling us to undertake costly initiatives to meet new standards. Failure to meet these evolving criteria could reinforce the perception of inadequate corporate responsibility policies. Non-compliance could also lead to reputational damage if our procedures or standards fall short of stakeholder expectations.

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

Provisions of our Amended and Restated Certificate of Incorporation and our bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us under Delaware law, (ii) any action asserting a claim of breach of a fiduciary duty by any current or former director, officer, or other employee of ours that is owed to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the DGCL or our Amended and Restated Certificate of Incorporation and our bylaws (as either may be amended from time to time), (iv) any action asserting a claim against us governed by the internal affairs doctrine, or (v) any other action asserting an “internal corporate claim,” as defined under Section 115 of the DGCL. The forgoing provisions do not apply to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

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

Item 5.Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6.Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

1.1

Amended and Restated Open Market Sale AgreementSM, dated August 2, 2024, by and between Rigel Pharmaceuticals, Inc. and Jefferies LLC (filed as an exhibit to Rigel’s Registration Statement on Form S-3, dated August 2, 2024 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated June 24, 2003 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated November 3, 2022 and incorporated herein by reference).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 29, 2012 and incorporated herein by reference).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 18, 2018 and incorporated herein by reference).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated June 27, 2024 and incorporated herein by reference).
4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S-1, filed on September 15, 2000, as amended and incorporated herein by reference).
4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8-K dated June 24, 2003 and incorporated herein by reference).
10.1#+	Rigel Pharmaceuticals, Inc. 2018 Equity Incentive Plan, as amended.
10.2#+	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended.
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1#*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)
Date:	August 6, 2024

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)
Date:	August 6, 2024